Form 10-K
period 2015-08-31
PRICESMART INC
filed 2015-10-29
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,670,793,360 based on the last reported sale price of $79.44 per share on the NASDAQ Global Select Market on February 28, 2015.

As of October 23, 2015, 30,184,584 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2015 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 2016 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2015

i

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart”, "we", or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

Our Company

PriceSmart owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean that offer high quality brand name and private label consumer goods at low prices to individuals and businesses. Our typical no-frills warehouse club-type buildings range in size from 48,000 to 100,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. During fiscal year 2015, average net sales per warehouse club were approximately $73.5 million. By offering our members high quality merchandise at competitive prices, we seek to reinforce the value of a PriceSmart membership. We also seek to provide above market and fair wages and benefits to all of our employees as well as a fair return to our stockholders.

Our warehouse clubs operate in developing markets that historically have had higher growth rates and lower warehouse club market penetration than in the U.S. market. In the countries in which we operate we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores and traditional wholesale distribution.

The numbers of warehouse clubs in operation as of August 31, 2015 for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2014	Number of Warehouse Clubs in Operation as of August 31, 2015	Anticipated warehouse club openings in fiscal year 2016

Colombia	3	6	—
Panama	4	5	—
Costa Rica	6	6	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	3	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	1
Totals	33	37	1

In January 2014, we purchased land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015. In April 2015, we acquired land in Managua, Nicaragua. We are currently constructing a warehouse club on this site, and expect to open it in November 2015. During October 2013, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city.

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

Focus on membership. As of August 31, 2015, we had approximately 1.5 million member accounts and 2.9 million card holders. Membership fees enable us to operate our business on lower margins than conventional retail and wholesalers. Membership also reinforces customer loyalty. In turn, we enhance the value of a PriceSmart membership by selling unique and exciting merchandise at low prices along with other valuable services such as our co-branded credit card, on-line shopping, and at our food courts, high quality meals at a low cost. In the last twelve months, we have had an 86% renewal rate of our members, similar to that experienced by the major U.S. warehouse club operators.

Scalable operations and efficient distribution network. Our logistics and distribution operations are an important factor that contributes to our low cost of operations. Our primary distribution center is a 371,000 square foot warehouse located in Miami, Florida, strategically situated to service our markets. Products are shipped from suppliers throughout the world to our Miami distribution center. These products are then sorted and cross docked to containers for shipment to PriceSmart locations. More recently, we have opened distribution centers in certain of our high volume markets to improve in-stock rates on high volume products. In fiscal year 2015, we shipped over $1.1 billion of merchandise from the U.S. to twelve countries and one U.S. territory. Our existing infrastructure, including our management systems and distribution network, are scalable, which allows us to support future sales growth and the addition of warehouse clubs in the Central America, Colombia and Caribbean markets.

Experienced management team with proven track record. Our senior management team’s extensive experience in the warehouse club industry provides us with a competitive advantage. All of our executive officers have been with us since at least 2004, providing operational stability across the organization. The combined warehouse club experience of our seven executive officers is over 192 years.

Our Growth Strategy

We are pursuing several strategies to continue our growth, including:

Increase sales and continue to leverage operating costs. Our operating efficiencies, earnings and cash flow from operations generally improve as sales increase. Increased sales provide greater purchasing power and often result in lower product prices from our suppliers. We are focused on increasing sales and profits in our existing warehouse clubs by attracting new members and increasing sales to existing members by stocking high quality and exciting merchandise. We are also making improvements in buildings and equipment to increase the capacity of our warehouse clubs to handle more merchandise and transactions and to enhance the shopping experience of our members. Increased sales also allows us to leverage our selling and general and administrative expenses, which allows us to further reduce prices of our merchandise to our members. During fiscal year 2015, we invested approximately $30.8 million in improvements to existing clubs.

Add new warehouse clubs. We continue to look for opportunities to open additional PriceSmart warehouse club locations in our Latin America and Caribbean markets. We believe that the Colombia market offers expansion opportunities. We opened warehouse clubs on land acquired in Pereira, Colombia, in Medellin, Colombia in November 2014, and on leased land in the city of Bogota, Colombia in October 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In our Central America and Caribbean countries, where we have been operating for 19 years, we believe there are opportunities to add locations. For example, during fiscal year 2015 we opened our fifth PriceSmart warehouse club in Panama in June 2015; and in April 2015, we acquired land in Managua, Nicaragua. We are currently constructing a warehouse club on this site, and expect to open it in November 2015. In May 2015, we acquired beneficial rights to land in the municipality of Chia, Colombia, which is a northern suburb of Bogota. We announced on October 26, 2015 that we received all permits required for the construction and operation of our seventh warehouse club in Colombia on this site. We plan to commence construction in November 2015 and currently anticipate that this club will open in fall 2016. During fiscal year 2014, we opened our third warehouse club in Honduras and our sixth membership warehouse club in Costa Rica.

Acquire real estate. Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. In order to secure warehouse club locations, we occasionally have to purchase more land than is actually needed for the warehouse club facility. To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally plan to either sell or develop the excess property.

Our Membership Policy

We offer three types of memberships: Business, Diamond, and in Costa Rica Platinum memberships. Businesses qualify for Business membership. We promote Business membership through our marketing programs and by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately the equivalent of $30 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

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

We recognize membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $20.2 million and $17.9 million as of August 31, 2015 and August 31, 2014, respectively.  Our membership agreements provide that our members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.

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

Our Employees

As of August 31, 2015, we had a total of 7,592 employees. Approximately 95% of our employees were employed outside of the United States, and approximately 2,004 employees are represented by unions. We consider our employee relations to be very good.

Seasonality and Quarterly Fluctuations

Historically, our merchandising businesses have experienced holiday retail seasonality in our markets. In addition fluctuations in our comparable store net sales, operating income and net income occur as a result of economic and political events in our markets. These factors, include but are not limited to:

•	shifts in the timing of certain holidays, especially Easter;

•	the timing of new store openings;

•	the net sales contributed by new stores;

•	changes in our merchandise mix;

•	changes in the currency exchange rates that affect the cost of U.S.-sourced products, which may make these products more or less expensive in local currencies and therefore more or less affordable;

•	weather; and

•	competition

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2015 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

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

Our international operations account for nearly all of our total revenues. Our financial performance is subject to risks inherent in operating and expanding our international membership warehouse club business, which include:

•	changes in, and inconsistent enforcement of laws and regulations, including those related to tariffs and taxes;

•	the imposition of foreign and domestic governmental controls, including expropriation risks;

•	trade restrictions, including import-export quotas and general restrictions on importation;

•	limitations on foreign investment;

•	difficulty and costs associated with international sales and the administration of an international merchandising business;

•	greater levels of crime and security concerns than in the U.S.;

•	product registration, permitting and regulatory compliance;

•	volatility in foreign currency exchange rates;

•	general political as well as economic and business conditions; and

•	interruption of our supply chain

Circumstances relating to these risks may arise, which may then result in disruption to our sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on our business and results of operations.

Any failure by us to manage our widely dispersed operations could adversely affect our business.

As of August 31, 2015, the Company had in operation 37 warehouse clubs located in 12 countries and one U.S. territory (six each in Costa Rica and Colombia; five in Panama, four in Trinidad; three each in Guatemala, Honduras, and in the Dominican Republic; two in El Salvador; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory controls and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition.

Our international warehouse club business competes with exporters, importers, wholesalers, local retailers and trading companies in various international markets. Some of our competitors have greater resources, buying power and name recognition than we have.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and International retailers. We have noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format.  We may be required to implement price reductions to remain competitive if any of our competitors reduce prices in any of our markets. Moreover, our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations.

    Sales growth at the existing warehouse clubs can be impacted by, among other things, the physical limitations of the warehouse clubs, which restrict the amount of merchandise that can be safely stored and displayed in the warehouse clubs and the number of members that can be accommodated during business hours. As a result, sales growth will depend, in part, upon our acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, we compete with other retailers and businesses for suitable locations. Additionally, local land use and other regulations restricting the construction and operation of our warehouse clubs and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouse clubs. We have experienced these limitations in Colombia and in some of our other existing markets, which has negatively affected our growth rates in those markets. Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by us could have a material adverse effect on the future growth of PriceSmart.

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

We operate in comparatively small markets. Given the growth of our sales over the past few years, market saturation could impact the rate of future sales growth.

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

Our success depends, in part, on our ability to identify and respond to trends in demographics and changes in consumer preferences for merchandise. It is difficult to consistently and successfully predict the products and services our members will demand. Failure to timely identify or respond effectively to changing consumer tastes, preferences or spending patterns could adversely affect our relationship with our members, the demand for our products and our market share. If we are not successful at predicting sales trends and adjusting purchases accordingly, we might have too much or too little inventory of certain products. If we overstock a product, we might be required to reduce prices or otherwise liquidate the excess inventory, which could have an adverse effect on margins (net sales less merchandise costs) and operating income. If we do not have sufficient quantities of a popular product, we might lose sales and profits we otherwise could have made.

Although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience.

Online sales currently represent a small fraction of the total sales in our markets of the types of merchandise we offer, but online shopping may become more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve.  While major international online retailers have not established a significant presence in any of our markets, it is possible that they or smaller regional companies will offer online shopping in our markets.  In most markets, our members can order products from our website that are shipped from the U.S. to the members' local warehouse clubs for pickup.  In Colombia, members can order items for delivery to them from the U.S. and our warehouse clubs.  We continue to invest in our websites and systems with the long-term objective of offering our members a seamless multichannel experience.  If we do not successfully develop and maintain a relevant multichannel experience for our members, our ability to compete and our results of operations could be adversely affected.

Our profitability is vulnerable to cost increases.

Future increases in costs such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs may reduce our profitability. We are dependent on our ability to adjust our product sales pricing, to operate more efficiently, or to increase our comparable store net sales in order to offset currency rate changes, inflation, or other factors that can increase costs. We might not be able to operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of Currency rate changes, Inflation and Other Economic Factors on our operations.

We face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs.

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, typically over water, which results in:

•	substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods;

•	the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods;

•	product markdowns due to the prohibitive cost of returning merchandise upon importation;

•	product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from;

•	ocean freight and duty costs; and

•	other possible governmental restrictions on the importation of merchandise.

Moreover, each country in which we operate has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in our deliveries of products to our warehouse clubs or may affect the type of products we select to import. In addition, only a limited number of transportation companies service our regions. The inability or failure of one or more key transportation companies to provide transportation services to us, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption to our ability to import our merchandise could have a material adverse effect on our business and results of operations.

 We are exposed to weather and other natural disaster risks.

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes and hurricanes, which are encountered periodically in the regions in which our warehouse clubs are located and which could result in significant damage to, destruction of, or temporary closure of, our warehouse clubs. Warehouse club closures associated with heavy rains, local flooding and government advisories to stay off the roads during a natural disaster, such as a hurricane, could result in many days of lost sales. Similar risks could negatively affect our business if they were to arise in other points on our international merchandise distribution chain, in particular our distribution centers or ports of origin or destination. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates and consumer spending patterns in each of our foreign markets, may adversely affect our business by reducing overall consumer purchasing power and could negatively impact our growth, sales and profitability. In addition, a significant decline in the economies of the countries in which our warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for imported goods.  Factors such as declining expatriate remittances, reduced tourism, and less foreign investment could negatively impact the economies of Latin America and the Caribbean. The potential for economic instability, the impact of a global recession and its duration, the potential for failures or realignments of financial institutions and the related impact on available consumer credit could have a material adverse effect on our financial condition and results of operations.

We are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties.

We have important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in the relationships or the agreements that govern the terms through which business is conducted could adversely affect our ability to purchase merchandise in sufficient quantities and at competitive prices, which could have a material adverse effect on our business, financial condition and results of operation. We have no assurances of continued supply, pricing or access to new merchandise, and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us. In addition, the manner in which we acquire merchandise, either directly from the parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond our control. Significant changes or disruptions in how we acquire merchandise from these suppliers could negatively affect our access to such merchandise, as well as the cost of merchandise to us and hence our members, which could have a material adverse effect on our business and results of operations.

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

From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption is increased when system changes are undertaken, although we believe that our change management process can mitigate this risk. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. In addition, these initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

We could be subject to additional tax liabilities.

We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.

We file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which affects the amount of tax paid by us. We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the prevailing circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and therefore require us pay additional taxes.

A few of our stockholders own approximately 27.8% of our voting stock as of August 31, 2015,which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 27.8% of our outstanding shares of common stock. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.

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

We face the possibility of operational interruptions related to union work stoppages. We currently have labor unions in three of our subsidiaries (Trinidad, Barbados, and Panama). A work stoppage or other limitation on operations from union or other labor related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operations.

 We are subject to volatility in foreign currency exchange rates.

As of August 31, 2015, we had a total of 37 warehouse clubs operating in 12 foreign countries and one U.S. territory, 29 of which operate under currencies other than the U.S. dollar. For fiscal year 2015, approximately 79% of our net warehouse club sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from foreign currencies into U.S. dollars using exchange rates for the current period. As a result of such translations, future fluctuations in currency exchange rate over time that are unfavorable to us may result in our consolidated financial statements reflecting significant adverse period-over-period changes in our financial performance. Such unfavorable currency exchange rate fluctuations will have an adverse effect on our reported consolidated results of operations.

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members for imported merchandise in those countries.  For example, during fiscal year 2015, the Colombian peso devalued approximately 60.3% compared to the U.S. dollar, which negatively affected sales and margins in that market. Volatility and uncertainties regarding the currencies and economic conditions in the countries where we operate could have a material impact on our operations in future periods.

We face the risk of exposure to product liability claims, a product recall and adverse publicity.

We market and distribute products purchased from third-party suppliers and products prepared by us for resale, including meat, dairy and other food products, which exposes us to the risk of product liability claims, a product recall and adverse publicity. We may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. We generally seek contractual indemnification and proof of insurance from our major suppliers and carry product liability insurance for all products sold to our members by us. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on our ability to successfully market our products and on our financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential members and on our business, financial condition and results of operations.

Any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.

We receive and store in our digital information systems certain personal information about our members, and we receive and store personal information concerning our employees and vendors. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations and our websites in certain of our foreign markets depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems.

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third party service providers' information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat our security measures or those of our third-party service providers in the future and obtain the personal information of members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Moreover, associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our, or of our third-party service providers’, security measures and breach our, or of our third-party service providers’, information systems (whether digital or otherwise).

Any breach of our security measures or those of our third-party service providers and loss of our confidential information, which could be undetected for a period of time, or any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any members whose personal data was compromised and to restore member confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.

In addition, such events could materially adversely affect our reputation with our members, employees, vendors and stockholders, as well as our operations, results of operations, financial condition and liquidity, could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation against us or the imposition of penalties or liabilities. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.

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

In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to evaluate, and the independent auditors to attest to, the effectiveness of internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

At August 31, 2015, PriceSmart operated 37 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
COLOMBIA SEGMENT
Colombia(1)	5	1
CENTRAL AMERICA SEGMENT
Panama(2)	4	1
Guatemala	1	2
Costa Rica	6	—
El Salvador	2	—
Honduras	2	1
Nicaragua(3)	1	—
CARIBBEAN SEGMENT
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	29	8

(1)
In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We constructed new warehouse clubs at these three sites, opening the Bogota location in October 2014 and opening the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.

(2)
In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama. We constructed a warehouse club on this site, and opened it in June 2015. This brought the number of PriceSmart warehouse clubs operating in Panama to five.

(3)	In April 2015, we acquired land in Managua, Nicaragua. We are currently constructing a warehouse club on this site, and expect to open it in November 2015.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. As of August 31, 2015, the Company’s warehouse club buildings occupied a total of approximately 2,672,185 square feet, of which 519,213 square feet were on leased property.

The following is a summary of other leased facilities as of August 31, 2015:

Location	Facility Type	Lease land and/or building
COLOMBIA SEGMENT
Bogota, Colombia	Central Offices	1
CENTRAL AMERICA SEGMENT
Panama	Central Offices	1
Costa Rica	Storage and Distribution Facility	1
CARIBBEAN SEGMENT
Barbados	Storage Facility	1
Chaguanas, Trinidad	Employee Parking	1
Chaguanas, Trinidad	Container Parking	1
Trinidad	Storage and Distribution Facility	1
Jamaica	Storage Facility	1
Santo Domingo, Dominican Republic	Central Offices	1
U.S. SEGMENT
San Diego, CA	Corporate Headquarters	1
Miami, FL	Distribution Facility	1
Total		11
We lease non-warehouse club facilities and expect to continue to lease these types of facilities as we expand.  Our leases typically provide for initial lease terms between five and ten years, with options to extend; however, in some cases we have lease terms over ten years, mainly related to our Miami Distribution Center, Corporate Headquarters and Panama Central Offices.  We believe this leasing strategy for non-warehouse clubs enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

The following is a summary of the warehouse clubs and Company facilities located on leased property as of August 31, 2015:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia (1)	Warehouse Club	October , 2014	98,566	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2015	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Jamaica	Storage Facility	September 1, 2012	17,000	February 28, 2016	3 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2016	1 year
Bogota, Colombia	Central Offices	October 21, 2010	7,812	December 31, 2015	none
San Diego, CA (2)	Corporate Headquarters	April 1, 2004	43,027	May 31, 2026	5 years
Miami, FL (3)(4)	Distribution Facility	March 1, 2008	371,476	July 31, 2021	10 years
Panama	Central Offices	November 4, 2014	17,975	December 12, 2028	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 29, 2016	3 years
Trinidad	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)
For the fiscal year 2015, the Company recorded expenses related to the property lease for the new club constructed for Bogota, Colombia ("Salitre") as pre-opening expenses through October 2014, the date the warehouse club was opened. Upon opening, these expenses are now recognized in warehouse club operations expense.

(2)
In September 2014, the Company executed a third amendment to include an additional 3,802 square feet of space and an extension on the term of the existing premises at its corporate headquarters. In January 2015, the Company executed a fourth amendment to include 2,799 square feet of space, in which the Company sub-leased all 2,799 square feet of space to another party through June 2016. The 2,799 square feet of space is not included in the above table.

(3)	In September 2014, the Company executed a second amendment to include an additional 26,400 square feet of space at its primary distribution center in Miami.

(4)	In September 2014, the Company executed a third amendment to include an additional 70,424 square feet of space at its primary distribution center in Miami.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2015 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2015 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2015 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2015 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2015 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2015, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2015, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2015, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of PriceSmart, Inc. and our report dated October 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 29, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

PriceSmart has adopted a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and to all of its other officers, directors, employees and agents. The code of conduct is available on PriceSmart's web site at www.pricesmart.com. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provisions of its code of conduct within four business days following the date of such amendment or waiver.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(19)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(18)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(20)	Amendment to Amended and Restated Bylaws of the Company.

4.1(22)	Specimen of Common Stock certificate.

10.1(a)(48)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.1(b)(53)	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2001 Equity Participation Plan of PriceSmart, Inc.

10.1(c)(53)	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.2(b)(37)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(c)(39)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.2(d)(46)	Loan Agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

10.2(e)(49)	Loan Agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated August 30, 2012.

10.2(f)(56)	Loan Agreement dated March 7, 2014 between PriceSmart Honduras, S.A. and Banco de America Central Honduras, S.A.

10.2(g)(56)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.

10.2(h)	PriceSmart, Inc. entered into a line of credit with MUFG Union Bank, N.A., executed August 30, 2014.

10.2(i)	Loan renewal agreement between PriceSmart, Inc. and PSMT El Salvador, S.A. de C.V., executed August 27, 2014

10.2(j)(57)	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited

10.2(k)(57)	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.

10.2(l)(57)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.

10.2(m)(58)	Third Amendment to Lease (expansion) Agreement between the Company and CREA Centrewest LP, dated September 18, 2014.

10.2(n)(59)	Fourth Amendment to Lease (expansion) Agreement between the Company and CREA Centrewest LP, dated January 29, 2015.

10.2(o)(58)	Term Loan between the Bank of Nova Scotia and PriceSmart Honduras S.A. de C.V. dated October 1, 2014.

10.2(p)(58)	Promissory Note between PriceSmart Honduras S.A. de C.V. and Citibank, N.A. dated October 22, 2014.

10.2(q)(60)	Loan between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated March 24, 2015.

10.2(r)*	Promissory Note $7.5M Prismar de Costa Rica, S.A.

10.3(a)(2)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(3)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(4)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

10.3(e)(5)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(5)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(6)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(6)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(7)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(8)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(9)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(30)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(23)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(25)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(27)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(31)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(28)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(34)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(32)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(35)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(36)**	Twenty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(37)**	Twenty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(40)**	Twenty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(41)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.3(y)(44)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3(z)(45)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 10, 2011.

10.3(aa)(46)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of April 1, 2011.

10.3(ab)(47)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ac)(47)**	Twenty-Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ad)(49)**	Thirtieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2012.

10.3(ae)(50)**	Thirty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2013.

10.3(af)(54)**	Thirty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2013.

10.3(ag)(55)**	Thirty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2014.

10.3(ah)(58)**	Thirty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2014.

10.3(ai)(59)**	Thirty-Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2015.

10.4(a)(45)**	Employment Agreement between the Company and John M. Heffner, dated January 31, 2011.

10.4(b)(46)**	First Amendment to Employment Agreement between the Company and John M. Heffner, dated April 1, 2011.

10.4(c)(47)**	Second Amendment to Employment Agreement between the Company and John M. Heffner, dated November 18, 2011.

10.4(d)(50)**	Third Amendment to Employment Agreement between the Company and John M. Heffner, dated January 1, 2013.

10.4(e)(55)**	Fourth Amendment to Employment Agreement between the Company and John M. Heffner, dated January 1, 2014.

10.4(f)(59)**	Fifth Amendment to Employment Agreement between the Company and John M. Heffner, dated January 1, 2015.

10.5(10)	Form of Indemnity Agreement.

10.8(a)(13)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(4)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(5)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(11)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(14)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(6)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(12)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(9)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(20)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(24)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(27)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(28)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(29)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(32)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(33)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(36)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(37)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(38)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(41)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(41)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(42)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.8(v)(45)**	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin dated January 10, 2011.

10.8(w)(46)**	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2011.

10.8(x)(46)**	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin dated April 1, 2011.

10.8(y)(47)**	Twenty-Third Amendment to Employment Agreement between the Company and Thomas Martin dated November 18, 2011.

10.8(z)(48)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2012.

10.8(aa)(50)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2013.

10.8(ab)(51)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2013.

10.8(ac)(55)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2014.

10.8(ad)(56)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2014.

10.8(ae)(59)**	Twenty-Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2015.

10.8(af)(60)**	Thirtieth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2015.

10.11(36)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(36)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(15)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.14(14)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.15(a)(12)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.15(b)(8)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.15(c)(19)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.15(d)(23)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.15(e)(26)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.15(f)(27)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.15(g)(28)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.15(h)(32)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.15(i)(36)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.15(j)(37)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.15(k)(41)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.15(l)(45)**	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 10, 2011.

10.15(m)(46)**	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated as of April 1, 2011.

10.15(n)(47)**	Thirteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 18, 2011.

10.15(m)(50)**	Fourteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2013.

10.15(n)(55)**	Fifteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2014.

10.15(o)(59)**	Sixteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2015.

10.16(a)(6)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.16(b)(6)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.16(c)(12)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.16(d)(9)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.16(e)(20)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.16(f)(24)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.16(g)(27)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.16(h)(28)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.16(i)(29)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.16(j)(32)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.16(k)(33)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.16(l)(36)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.16(m)(37)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.16(n)(38)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.16(o)(38)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.16(p)(41)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.16(q)(41)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.16(r)(42)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.16(s)(45)**	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.16(t)(46)**	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.16(u)(46)**	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.16(v)(47)**	Twentieth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 18, 2011.

10.16(w)(48)**	Twenty-First Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2012.

10.16(x)(50)**	Twenty-Second Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2013.

10.16(y)(51)**	Twenty-Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2013.

10.16(z)**	Twenty-Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2014.

10.16(aa)(56)**	Twenty-Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2014.

10.16(ab)(59)**	Twenty-Fifth Amendment (B) to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2015.

10.16(ac)(60)**	Twenty-Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2015.

10.17(16)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.18(a)(7)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.18(b)(7)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.18(c)(7)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.18(d)(7)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.18(e)(7)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.18(f)(9)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.18(g)(9)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.18(h)(20)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.18(i)(24)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.18(j)(27)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.18(k)(28)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.18(l)(29)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.18(m)(32)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.18(n)(33)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.18(o)(36)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.18(p)(37)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.18(q)(38)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.18(r)(41)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.18(s)(42)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.18(t)(45)**	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.18(u)(46)**	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.18(v)(46)**	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.18(w)(47)**	Twenty-First Amendment to Employment Agreement between the Company and Brud Drachman, dated November 18, 2011.

10.18(x)(48)**	Twenty-Second Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2012.

10.18(y)(50)**	Twenty-Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2013.

10.18(z)(51)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2013.

10.18(aa)(55)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2014.

10.18(ab)(56)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2014.

10.18(ac)(59)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2015.

10.18(ad)(60)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2015.

10.19(17)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.20(a)(21)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.20(b)(21)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.20(c)(25)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.20(d)(27)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.20(e)(31)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.20(f)(28)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.20(g)(34)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.20(h)(34)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.20(i)(32)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.20(j)(35)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.20(k)(36)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.20(l)(37)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.20(m)(40)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.20(n)(41)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.20(o)**	Fourteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of July 15, 2010.

10.20(p)(44)**	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 6, 2010.

10.20(q)(45)**	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 10, 2011.

10.20(r)(46)**	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of April 1, 2011.

10.20(s)(47)**	Eighteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2011.

10.20(t)(47)**	Nineteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 18, 2011.

10.20(u)(49)**	Twentieth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2012.

10.20(v)(50)**	Twenty-First Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2013.

10.20(w)(54)**	Twenty-Second Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2013.

10.20(x)(55)**	Twenty-Third Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2013.

10.20(y)(58)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2014.

10.20(z)(59)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2015.

10.21(a)(32)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.22(a)(40)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.23(41)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.24(42)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.25(42)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.29(44)	Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.29(a)(44)	Addenda No. 1 to Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.29(b)(44)	Addenda No. 2 to Purchase Agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

10.30	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.

10.31**	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.32(52)**
2013 Equity Incentive Award Plan of PriceSmart, Inc. (incorporated by reference to Appendix A to the definitive Proxy Statement for the Company's 2013 Annual Meeting of Stockholders filed with the Commission on December 5, 2012)

10.33(52)**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

10.34(52)**	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.

10.35(52)**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2015.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(3)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(10)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(16)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(17)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(22)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.

(39)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.

(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 9, 2010.

(44)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended November 30, 2010 filed with the Commission on January 7, 2011.

(45)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended February 28, 2011 filed with the Commission on April 7, 2011.

(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 filed with the Commission on July 8, 2011.

(47)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 filed with the Commission on January 9, 2012.

(48)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.

(49)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.

(50)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2013 filed with the Commission on April 9, 2013.

(51)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 filed with the Commission on July 10, 2013.

(52)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.

(53)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.

(54)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 filed with the Commission on January 9, 2014.

(55)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 filed with the Commission on April 9, 2014.

(56)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.

(57)	Incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.

(58)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.

(59)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 filed with the Commission on April 9, 2015.

(60)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PriceSmart, Inc.
We have audited the consolidated financial statements PriceSmart, Inc. as of August 31, 2015 and 2014, and for each of the three years in the period ended August 31, 2015, and have issued our report thereon dated October 29, 2015 (incorporated herein by reference). Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
October 29, 2015

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2013	$1	$64	$(65)	$—
Year ended August 31, 2014	$—	$22	$(22)	$—
Year ended August 31, 2015	$—	$10	$(10)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	October 29, 2015	PRICESMART, INC.
		By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 29, 2015
Jose Luis Laparte

/s/ JOHN M. HEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2015
John M. Heffner

/s/ ROBERT E. PRICE	Chairman of the Board	October 29, 2015
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 29, 2015
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 29, 2015
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 29, 2015
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	October 29, 2015
Katherine L. Hensley

/s/ LEON C. JANKS	Director	October 29, 2015
Leon C. Janks

/s/ EDGAR ZURCHER	Director	October 29, 2015
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 29, 2015
Gordon H. Hanson

/s/ PIERRE MIGNAULT	Director	October 29, 2015
Pierre Mignault

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
August 31, 2015

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

	Years Ended August 31,
	2015	2014	2013	2012	2011
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:
Net warehouse club sales	$2,721,132	$2,444,314	$2,239,266	$1,999,364	$1,674,788
Export sales	33,279	31,279	23,059	15,320	8,831
Membership income	43,673	38,063	33,820	26,957	22,817
Other income	4,519	3,911	3,667	3,522	3,585
Total revenues	2,802,603	2,517,567	2,299,812	2,045,163	1,710,021
Total cost of goods sold	2,352,839	2,113,664	1,929,428	1,715,981	1,431,025
Total selling, general and administrative	297,656	262,420	240,924	220,639	189,032
Preopening expenses	3,737	3,331	1,525	617	1,408
Loss/(gain) on disposal of assets	2,005	1,445	889	312	(763)
Operating income	146,366	136,707	127,046	107,614	89,319
Total other income (expense)	(9,770)	(2,458)	(3,835)	(4,900)	37
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	136,596	134,249	123,211	102,714	89,356
Provision for income taxes	(47,566)	(41,372)	(38,942)	(35,053)	(27,468)
Income/(loss) of unconsolidated affiliates	94	9	(4)	(15)	(52)
Net income from continuing operations attributable to PriceSmart	89,124	92,886	84,265	67,646	61,836
Discontinued operations income (loss), net of tax	—	—	—	(25)	(86)
Net income attributable to PriceSmart	$89,124	$92,886	$84,265	$67,621	$61,750
INCOME PER COMMON SHARE -BASIC:
Income from continuing operations attributable to PriceSmart	$2.95	$3.07	$2.78	$2.24	$2.07
Basic net income per common share attributable to PriceSmart	$2.95	$3.07	$2.78	$2.24	$2.07
INCOME PER COMMON SHARE -DILUTED:
Income from continuing operations attributable to PriceSmart	$2.95	$3.07	$2.78	$2.24	$2.07
Diluted net income per common share attributable to PriceSmart	$2.95	$3.07	$2.78	$2.24	$2.07
Weighted average common shares - basic	29,848	29,747	29,647	29,554	29,441
Weighted average common shares - diluted	29,855	29,757	29,657	29,566	29,450

PRICESMART, INC. SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2015	2014	2013	2012	2011
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$157,072	$137,098	$121,874	$91,248	$76,817
Restricted cash	$1,525	$29,366	$40,759	$37,746	$23,866
Total assets	$991,692	$940,218	$826,039	$735,712	$664,328
Long-term debt	$90,534	$91,439	$73,020	$78,659	$68,222
Total PriceSmart stockholders’ equity	$566,584	$548,265	$481,049	$418,914	$375,838
Dividends paid on common stock(1)	$21,126	$21,144	$18,133	$18,120	$17,934

(1)	On February 4, 2015, January 23, 2014, November 27, 2012, January 25, 2012, and January 19, 2011, the Company declared cash dividends on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 27.8% of our voting stock as of August 31, 2014, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; Any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2015 filed on October 29, 2015 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. Our ownership in all operating subsidiaries as of August 31, 2015 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of August 31, 2015 for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of August 31, 2014	Number of Warehouse Clubs in Operation as of August 31, 2015	Anticipated warehouse club openings in fiscal year 2016
Country/Territory
Colombia	3	6	—
Panama	4	5	—
Costa Rica	6	6	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	3	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	1
Totals	33	37	1

In January 2014, we purchased land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015. In April 2015, we acquired land in Managua, Nicaragua. We are currently constructing a warehouse club on this site, and expect to open it in November 2015. During October 2013, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city.

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

General Market Factors

Our sales and profits vary from market to market depending on general economic factors, including foreign currency exchange rates; political and social conditions; local demographic characteristics, such as population and per capita gross domestic spending; the number of years PriceSmart has operated in particular markets; and the level of retail and wholesale competition in that market.

Our consolidated results of operations were significantly and adversely affected by events in Colombia during fiscal 2015, where a combination of a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar, the fact that we were relatively new in the market, and the sophisticated level of competition resulted in our sales and profits not achieving the levels that we had anticipated. In contrast, our Central America and the Caribbean operations experienced good sales and profit growth from the year earlier period. Panama was particularly a strong market for us because of the high level of economic growth. Panama was where we opened our first PriceSmart warehouse and has a high degree of member loyalty. Costa Rica, our largest market in terms of sales, experienced slower sales growth in the first few months of fiscal year 2015 resulting largely from year over year changes in the Costa Rica colon to U.S. dollar exchange rate. Business results in the second half of the fiscal year in Costa Rica were good as the currency stabilized and economic conditions improved. In the three northern Central America countries, Guatemala, Honduras and El Salvador, where crime and violence have had a major impact on society, our business nevertheless has continued to do well. Overall the Caribbean experienced 4.6% growth in net warehouse club sales in the fiscal year with no new warehouse clubs added.

Our capture of retail and wholesale sales can vary from market to market due to competition and the availability of other retail options for the consumer. In larger, more developed countries, such as Costa Rica, Panama and Colombia, customers have many alternatives available to them to satisfy their shopping needs, and therefore, our market share is less than in other smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

Demographic characteristics within each of our markets can also affect both the overall level of sales and also future sales growth opportunities. Island countries such as Aruba, Barbados and the U.S. Virgin Islands have limited upside sales opportunity given their overall market size. Countries with a smaller upper and middle class consumer population, such as Honduras, El Salvador, Jamaica and Nicaragua, also have a more limited potential opportunity for sales growth as compared to more developed countries with a larger upper and middle class consumer population.

Political and other factors in each of our markets may have significant effects on our business. For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy and affect near-term consumer spending. In addition, if a major employer in a market reduces its work force, as has happened in the past in Aruba and Costa Rica, overall consumer spending can suffer.

Currency fluctuations, however, can be the largest variable in affecting our overall sales and profit performance, as we experienced in the most recent fiscal year and to some extent in fiscal year 2014, as many of our markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency. In fiscal year 2015, approximately 79% of our net warehouse sales were in currencies other than the U.S dollar. Of those sales, approximately 52% were comprised of products purchased in U.S. dollars.

Currency exchange rate fluctuations affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars. Also, we revalue on a monthly basis all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.

We seek to minimize the impact of negative foreign exchange fluctuations on our results by utilizing from time to time one or more of the following strategies: (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates and our competition; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Honduras and Guatemala and have employed cross-currency interest rate swaps in Colombia,

Costa Rica and Honduras and forward currency derivatives in Colombia and Costa Rica. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility regarding currencies could have a material impact on our operations in future periods; however, there is no way to accurately forecast the impact of the change in rates on our future demand for imported products, reported sales or financial results.

Business Strategy

Our business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU's) covering a wide range of products at the lowest possible prices. We charge an annual membership fee to our customers. These fees, combined with warehouse and distribution operating efficiencies and volume purchasing, enable us to operate our business on lower merchandise margins than conventional retail stores and wholesale suppliers. The combination of annual membership fees, operating efficiencies and low margins enable us to offer our members high quality merchandise at very competitive prices which, in turn, enhances the value of the our membership.

Current and Future Operational Considerations

Generally, our operating efficiencies, earnings and cash flow improve as sales increase. Higher sales provide greater purchasing power that often translates into lower cost of merchandise from our suppliers and lower prices for our members. Higher sales, coupled with continuous efforts to improve efficiencies through our distribution network and within our warehouse clubs, also give us the opportunity to leverage our operating costs and reduce prices for our members. One important factor in operational efficiencies are the systems we have for moving merchandise from the supplier to the member. About 48% of the Company’s sales are derived from merchandise acquired in local markets or regionally, with 52% of the merchandise acquired internationally and received and shipped primarily from our Miami distribution centers, either directly to our warehouse clubs or to regional distribution centers primarily located in some of our larger markets. Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. Our efforts are ongoing and unending to develop and improve upon the most cost effective ways to bring high quality merchandise from our suppliers to our members and to ensure we have the distribution and logistics capacities to support our growth.

 We seek to grow sales by increasing transaction size and shopping frequency with our members by providing high quality, differentiated merchandise at a good value. We also grow sales by attracting new members to our existing warehouse clubs and improving the capability and capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations. Finally, sales growth is also achieved when we add new warehouse clubs in those markets that can support that growth. Sales during the past fiscal year were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014 and another new warehouse club in Panama that opened in June 2015. These new locations all had good openings, despite the weakening of the Colombian peso. Comparable warehouse club sales increased 2.7% even with the negative effect of the significant devaluation of the Colombian peso. Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing markets is based on a long-term outlook. Overall, for fiscal year 2015, net warehouse sales increased 11.3%.

One of the distinguishing features of the warehouse club format is the role membership plays both in terms of pricing and member loyalty. Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices. The number of member accounts grew 25.7% during the year and the renewal rate was 86%, up from 84% the year earlier. In most of our markets, the annual membership fee is the equivalent of $35 U.S. dollars for both business members and non-business, “Diamond”, members. In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market. The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time. More recently the Colombian peso has been trading above 3,000 COP to 1 U.S. dollar so that the converted membership price in U.S. dollars has gone from approximately $30 to less than $20. We have not raised the Colombian peso price of membership in Colombia because our business is new and we want to avoid decisions that could negatively impact member satisfaction. In addition to the standard warehouse club membership, we offer in Costa Rica what we call Platinum membership for $75. A Platinum membership earns a 2% rebate on annual purchases up to a maximum of $500 rebate per year. Since introducing Platinum membership two years ago, we have been evaluating its impact on our business and will soon make a decision as to whether or not to expand the program to other markets.

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

Purchasing land and constructing warehouse clubs is our single largest capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. In April 2015, the Company acquired land in Managua, Nicaragua. We are currently constructing a warehouse club on this site, and expect to open it in November 2015. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property. Excess land at Alajuela (Costa Rica) and Brisas (Panama) is being developed by joint ventures formed by us and the sellers of the property. We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us. The profitable sale or development of real estate is highly dependent on real estate market conditions.

With respect to the actions we are taking in response to the devaluation of the Colombia peso, we continue our efforts to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) reducing our mark-ups (margins) for these items; (3) expanding our use of local suppliers, particularly with regard to private-label branded product; and (4) continuing to offer value and merchandise differentiation to our members. Ensuring the long-term growth with the Colombia market is a key strategic priority; therefore, we are prepared to accept lower merchandise margins and profits in Colombia in order to solidify our market position for the future. We are encouraged by the fact that membership sign ups at our Colombia clubs continue to be strong and by the good growth in transactions and local currency denominated sales, and we have not changed our plans to expand our footprint in Colombia. However, future fluctuations in the exchange rate could have a material effect on business performance in Colombia and our Company.

Financial highlights for the fourth quarter of fiscal year 2015 included:

•
Net warehouse club sales increased 13.0% over the comparable prior year period. We ended the quarter with 37 warehouse clubs compared to 33 warehouse clubs at the end of the fourth quarter of fiscal year 2014.

•	Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended August 30, 2015 grew 3.4%.

•	Membership income for the fourth quarter of fiscal year 2015 increased 17.5% to $11.5 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 9.6% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.8%, a decrease of 46 basis points (0.46%) from the same period last year.

•	Operating income for the fourth quarter of fiscal year 2015 was $34.9 million, an increase of $1.1 million over the fourth quarter of fiscal year 2014.

•	We had a $214,000 net gain from currency exchange transactions in the current quarter compared to a $528,000 net loss from currency exchange transactions in the same period last year.

•	Net income for the fourth quarter of fiscal year 2015 was $22.4 million, or $0.75 per diluted share, compared to $21.9 million, or $0.73 per diluted share, in the fourth quarter of fiscal year 2014.

Financial highlights for fiscal year 2015 included:

•	Net warehouse club sales increased 11.3% to $2.7 billion for fiscal year 2015 compared to fiscal year 2014.

•	Comparable warehouse sales (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 52 weeks ended August 30, 2015 grew 2.7%.

•
Membership income for fiscal year 2015 was $43.7 million, an increase of 14.7% compared to fiscal year 2014. The number of membership accounts at year end was 1.5 million versus $1.2 million at the end of fiscal year 2014.

•
Gross profits (net warehouse sales less associated cost of goods sold) increased 11.0%. Gross profits as a percent of net warehouse sales were 14.7% for the full year, a decrease of 4 basis points (0.04%) from fiscal year 2014.

•
Selling, general and administrative expenses (not including pre-opening expenses and loss on the disposal of assets) as a percentage of net warehouse club sales was 10.9%, an increase of 20 basis points (0.20%) compared to fiscal year 2014.

•	Operating income for fiscal year 2015 was $146.4 million, an increase of 7.1% from the prior year.

•	Foreign exchange transactions resulted in a net loss of $4.4 million for the fiscal year 2015 compared to a net gain in fiscal year 2014 of $984,000.

•	Net income for fiscal year 2015 was $89.1 million, or $2.95 per diluted share, compared to $92.9 million, or $3.07 per diluted share, in the prior year.

Comparison of Fiscal Year 2015 to 2014 and Fiscal Year 2014 to 2013

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2015, 2014 and 2013 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

Certain percentages presented are calculated using actual results prior to rounding.  Our fiscal year ends on August 31. Unless otherwise noted, all tables present dollar amounts in thousands.

Net Warehouse Club Sales

	Fiscal Years Ended August 31,
	2015		2014		2013(1)
	Amount	% Change	Amount	% Change	Amount
Net Warehouse Club Sales	$2,721,132	11.3%	$2,444,314	9.2%	$2,239,266

(1)
We have made reclassifications to the net warehouse sales within the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2015 to 2014

Net warehouse club sales for fiscal year 2015 were positively impacted by the addition of one new warehouse club in Honduras (opened in May 2014), three new warehouse clubs in Colombia (opened in October and November 2014) and one new warehouse club in Panama (opened in June 2015). Overall, Colombia accounted for approximately 45% of the dollar growth in net warehouse sales of the Company despite the negative impact of the year-on-year Colombian peso devaluation of approximately 60%. Net warehouse sales in Colombia grew 63% when measured in U.S. dollars but 106% when measured in local currency. Honduras and Panama, each with the addition of a warehouse club, were the strongest sales growth markets registering growth in excess of 13% in the fiscal year compared to last year. All countries experienced year on year positive sales growth. Net warehouse sales growth in fiscal year 2015 resulted from a 11.0% increase in transactions and a 0.3% increase in average ticket, which was impacted by local currency sales converted back to fewer U.S. dollars in most countries, with Colombia, Honduras, Jamaica, and the Dominican Republic having the biggest impact.

Comparison of 2014 to 2013

Net warehouse club sales grew in all countries in the fiscal year 2014 compared to fiscal year 2013, with the exception of Jamaica, which experienced a significant devaluation of its currency in fiscal year 2014 compared to fiscal year 2013 and challenges generally in its economy. The countries with the highest sales growth (recording double digit growth) were Colombia, Panama, Trinidad and Aruba. We recorded high single digit sales growth in Costa Rica despite the currency devaluation in the second half of the year, primarily as a result of our opening an additional warehouse club in October 2013. Sales growth in Colombia was positively impacted by the full annual effect in fiscal year 2014 of the third warehouse club which opened in May 2013. Total net warehouse club sales growth of 9.2% during fiscal year 2014 resulted from an 8.1% growth in transactions and a 1.0% growth in average ticket.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 will not be used in the calculation of comparable sales until January 2016. Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, will not be used in the calculation of comparable sales until January and February 2016, respectively. Sales related to the warehouse club opened in Costa Verde, Panama on June 21, 2015 will not be used in the calculation of comparable sales until September 2016.

Comparison of 2015 to 2014

Comparable warehouse club sales increased 2.7% for the 52-week period ended August 31, 2015, compared to the same 52-week period last year. We opened a new warehouse club in Tegucigalpa, Honduras in May 2014 and another one in Panama in June 2015. These new warehouse clubs are attracting new members from areas not previously served by us. However, they are also creating the opportunity for some existing members, particularly those who shopped at our first Tegucigalpa, Honduras warehouse club and certain members who shopped in our Panama City locations, to shop at the new locations. These transfers of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales, to new warehouse clubs that are not included in the calculation, have an adverse impact on comparable warehouse club sales. We have estimated the impact of this effect on reported comparable warehouse club sales in the past by excluding certain warehouse clubs from the calculation. However, as the number of clubs affected by these openings, particularly those in Panama City, has increased, we believe that calculation is becoming less meaningful. As a result, we have not made a specific determination of what the 52-week comparable warehouse club sales would have been had we not opened these new warehouse clubs. In addition, we believe that there has been some impact to our first three warehouse clubs in Colombia from the opening of the three new clubs in Colombia, particularly Bogota. However, given the far more significant impact of the currency devaluation on U.S. dollar reported sales in Colombia, it would be difficult to accurately determine the effect of the transfer of sales from the existing warehouse clubs to the new clubs.

Comparison of 2014 to 2013

Comparable warehouse club sales increased 4.8% for the 52-week period ended August 31, 2014 compared to the same 52-week period in the prior year. We opened two new warehouse clubs (one in La Cartago, Costa Rica in October and one in Tegucigalpa, Honduras in May). While these new warehouse clubs are attracting new members from areas of their respective cities who were not being served by us, it is also resulting in some existing members, particularly those that shopped at our Zapote warehouse club in Costa Rica and our first Tegucigalpa, Honduras warehouse club, choosing to shop at the new location. This transfer of sales from a warehouse club that is included in the calculation of comparable warehouse club sales to a warehouse club that is not included in the calculation had an adverse impact on comparable warehouse club sales. Similarly, although to a lesser extent, the opening of the Cali, Colombia (“Menga”) club in May 2013 has resulted in some existing members of the first warehouse club that opened in Cali (“Canas Gordas”) to shop now in Menga. We have not made a specific determination of what the comparable warehouse club sales would have been had we not opened those new warehouse clubs given various factors, such as whether previously existing members are now shopping more often given the greater convenience of these new clubs, which would make it difficult to provide an accurate assessment. However, if we exclude in their entirety the net warehouse sales of the two warehouse clubs most impacted (Zapote and Tegucigalpa) that are in the comparable warehouse club calculation but were negatively impacted by the openings of the new warehouse clubs, the remaining 29 warehouse clubs would have recorded comparable warehouse club growth of 6.8% for the 52 week period ending August 31, 2014.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during fiscal years 2015, 2014 and 2013 in the segments in which we operate.

	Fiscal Years Ended August 31,
	2015		2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Amount	% of net revenue
Central America	$1,595,903	58.6%	$1,477,001	60.4%	$1,362,687	60.9%
Caribbean	809,280	29.7%	773,985	31.7%	724,055	32.3%
Colombia	315,949	11.6%	193,328	7.9%	152,524	6.8%
Net Warehouse Club Sales	$2,721,132	100.0%	$2,444,314	100.0%	$2,239,266	100.0%

	Fiscal Years Ended August 31,
	2015		2014
	Year-over-year increase	% change	Year-over-year increase	% change
Central America	$118,902	8.1%	$114,314	8.4%
Caribbean	35,295	4.6%	49,930	6.9%
Colombia	122,621	63.4%	40,804	26.8%
Net Warehouse Club Sales	$276,818	11.3%	$205,048	9.2%

Comparison of 2015 to 2014

During the first quarter of fiscal year 2015, we opened three additional warehouse clubs in Colombia (Bogota, Pereira and Medellin) bringing the total warehouse clubs in Colombia to six, which increased sales in the Colombia segment. The effect of the devaluation of the Colombian peso on U.S. dollar warehouse sales in that segment was significant. For the fiscal year, net warehouse sales in local currency in Colombia grew 106%. We opened an additional warehouse club within our Central America Segment in La Chorrera ("Costa Verde"), west of Panama City, Panama, which is our fifth PriceSmart warehouse club in Panama, and fiscal year 2015 saw the full year effect of the warehouse club we opened in Tegucigalpa, Honduras in May 2014. The Caribbean segment had no new warehouse clubs in the comparable periods. Currency devaluations in the Dominican Republic and Jamaica impacted U.S. dollar denominated sales growth. Trinidad and Aruba experienced the strongest sales growth in that segment.

Comparison of 2014 to 2013

For the twelve months ended August 31, 2014 and 2013, the higher net warehouse club sales growth in Latin America compared to the Caribbean primarily reflects the sales associated with the additional warehouse club sales in Cali, Colombia, La Union, Costa Rica and Tegucigalpa, Honduras in the current periods compared to the prior period.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold us during the fiscal years ended August 31, 2015, 2014 and 2013.

	Fiscal Years Ended August 31,
	2015	2014	2013
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	26%	26%	26%
Food (including candy, snack foods, dry and fresh foods)	54%	53%	53%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	12%	12%	13%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	6%	7%	6%
Other (including one-hour photo and food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2015 to 2014

There was a slight shift in the mix of major category sales between fiscal year 2015 and 2014, with a slight increase in food and a slight decrease in softlines compared to the other categories, with food's percentage of net sales increasing by 44 basis points (0.44%) and softlines' percentage of net sales decreasing by 19 basis points (0.19%).

Comparison of 2014 to 2013

There was a slight shift in the mix of major category sales between fiscal year 2014 and 2013, with lower sales growth in hardlines compared to the other categories, resulting in a 49 basis point (0.49%) reduction in percentage of net sales accounted for by that category, largely from slower sales in computers and small and major appliances.

Export Sales

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Export sales	$33,279	$2,000	6.4%	$31,279	$8,220	35.6%	$23,059

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines for which PriceSmart earns an approximately 5% margin.

Membership Income

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Membership Income	$43,673	$5,610	14.7%	$38,063	$4,243	12.5%	$33,820
Membership income % to net warehouse club sales	1.6%			1.6%			1.5%
Number of total accounts	1,486,185	303,830	25.7%	1,182,355	86,842	7.9%	1,095,513

Comparison of 2015 to 2014

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts during the last twelve months. The average number of member accounts during the fiscal year increased 19.4% compared to last year. The opening of the new warehouse clubs in Colombia accounted for over 71% of the total increase in member accounts from a year ago. We continue to experience membership growth in the three new Colombia warehouse clubs since they opened in October and November 2014. Similarly, we have experienced membership growth in Panama as a result of the additional warehouse club opened in that country. The income recognized per average member account decreased 3.9%, which reflects the effect of the impact of devaluation in Colombia on the translation of membership fees in local currency to U.S. dollars. In Colombia, the membership is priced in Colombian pesos (COP) and we have not raised the fee to offset the devaluation impact. At the August exchange rate, a membership in Colombia yielded approximately $20.00 compared to approximately $35.00 in most other countries. We ended the fiscal year with a renewal rate of 86% for the twelve-month period ended August 31, 2015.

Comparison of 2014 to 2013

Membership income grew 12.5% for the twelve months ended August 31, 2014 compared to same period in the prior year.  The increase in membership income primarily reflects a growth in membership accounts during the year. The average number of member accounts during the year increased 10.8% compared to the average number of membership accounts in fiscal year 2013. The income recognized per member account increased 1.6%, which reflects the effect of the higher annual fee that went into effect in June 2012, offset by the impact of devaluation in Costa Rica and Colombia on the translation of membership fees in local currency to U.S. dollars. We ended the fiscal year with 1,182,355 membership accounts and a renewal rate of 84% for the 12-month period ended August 31, 2014.

Other Income

Other income consists of rental income, advertising revenue, and other miscellaneous revenue.

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Other income	$4,519	$608	15.5%	$3,911	$244	6.7%	$3,667

Comparison of 2015 to 2014

The increase in Other income for fiscal year 2015 compared to fiscal year 2014 resulted primarily from growth in rental income.

Comparison of 2014 to 2013

The increase in Other income for fiscal year 2014 compared to fiscal year 2013 resulted primarily from growth in rental income.

Gross Margin

Warehouse Sales Gross Profit and Gross Margin

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,721,132	$276,818	100.0%	$2,444,314	$205,048	100.0%	$2,239,266	100.0%
Less associated cost of goods	2,321,074	237,141	85.3%	2,083,933	176,301	85.3%	1,907,632	85.2%
Warehouse gross profit	$400,058	$39,677	14.7%	$360,381	$28,747	14.7%	$331,634	14.8%

Comparison of 2015 to 2014

For the twelve months ended August 31, 2015, warehouse gross profit margin as a percent of sales was 4 basis points (0.04%) lower than the twelve months ended August 31, 2014. In the first fiscal quarter we benefited from lower costs as a percent of sales in a number of areas, including lower merchandise distribution costs and reduced shrink. Vendor rebates and a higher level of product demonstration activity also contributed to the higher gross margin in the current period compared to the year earlier period. This was partially offset in the second and third fiscal quarters with lower margins in Colombia. In the fourth quarter of fiscal year 2015, warehouse gross profit margins were 14.8% of net warehouse sales, a decrease of 46 basis points (0.46%) from the fourth quarter of fiscal year 2014. We continue to operate with lower merchandise margins in Colombia which impacts the consolidated results. In the fourth quarter of fiscal year 2015, merchandise margins in Colombia were 282 basis points (2.82%) lower, compared to the fourth quarter of fiscal year 2014. For the full fiscal year 2015, merchandise margins in Colombia decreased 211 basis points (2.11%) from fiscal year 2014. Fiscal year 2015 margins excluding Colombia increased 30 basis points (0.30%) from fiscal year 2014.

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

Export Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$33,279	$2,000	100.0%	$31,279	$8,220	100.0%	$23,059	100.0%
Less associated cost of goods sold	31,765	2,034	95.5%	29,731	7,935	95.1%	21,796	94.5%
Export sales gross profit margin	$1,514	$(34)	4.5%	$1,548	$285	4.9%	$1,263	5.5%

The increase in export sales gross margin dollars in each fiscal year was due to increased direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Fiscal Years Ended August 31,
	2015				2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$241,285	8.9%	$28,809	13.6%	$212,476	8.7%	$18,336	9.4%	$194,140	8.7%

Comparison of 2015 to 2014

Warehouse club operations expense as a percent of net warehouse sales for the twelve months of fiscal year 2015 increased 18 basis points (0.18%) compared to the same period in fiscal 2014. The opening of the three new clubs in Colombia during the year, combined with the higher operating costs in Colombia (including the “Equity Tax” of $850,000 recognized in the second fiscal quarter), was the primary contributor to the increase as a percent of net warehouse sales. Lower utility costs and other operating expense leverage resulted in a 9 basis point (0.09%) reduction in warehouse club expense as a percent of net warehouse sales excluding Colombia.

Comparison of 2014 to 2013

Warehouse club operations expense as a percent of net warehouse sales in fiscal year 2014 was essentially flat with fiscal year 2013 at 8.7%. The additional costs associated with the new warehouse clubs in Costa Rica (Tres Rios) and Honduras (El Sauce), which were not included in fiscal year 2013, contributed a higher level of operating expense compared to the incremental sales generated by these new warehouse clubs, outweighing the positive operating expense leverage recorded across the rest of the Company.

General and Administrative Expenses

	Fiscal Years Ended August 31,
	2015				2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$56,371	2.1%	$6,427	12.9%	$49,944	2.0%	$3,160	6.8%	$46,784	2.1%

Comparison of 2015 to 2014

The expenses associated with our corporate and U.S. buying operations grew 12.9% during the fiscal year, compared to last year. Spending on Information Technology ("IT") initiatives and professional fees associated with increased compliance activities contributed to the increase during the year, as did additional staffing needs within our U.S. Buying Department (personnel involved in contracting and coordination of merchandise purchasing) and our IT departments, to support the growth of the Company.

Comparison of 2014 to 2013

The expenses associated with our corporate and U.S. buying operations grew 6.8% in fiscal year 2014, primarily resulting from increased headcount within our IT and U.S. buying departments required to support our growth. General and administrative expenses as a percentage of warehouse club sales decreased 5 basis points to 2.0% of sales.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$3,737	$406	12.2%	$3,331	$1,806	118.4%	$1,525
Comparison of 2015 to 2014

The pre-opening expenses for fiscal year 2015 were for the three Colombia warehouse clubs (Bogota, Pereira and Medellin) and the Panama warehouse club. We opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014. Additionally, we opened the Panama, Costa Verde, warehouse club during the fourth quarter of the fiscal year. During fiscal year 2014, we recorded pre-opening expenses related to the La Union, Cartago, Costa Rica ("Tres Rios") warehouse club which opened in October 2013, the Tegucigalpa, Honduras ("El Sauce") warehouse club which opened in May 2014 and expenses (primarily related to the property lease) associated with the Bogota, Colombia warehouse club, which opened in October 2014. A new warehouse club is currently under construction in Managua, Nicaragua. Pre-opening expenses for that warehouse club will occur in the first quarter of fiscal year 2016.

Comparison of 2014 to 2013

For fiscal year 2014, we recorded pre-opening expenses related to the La Union, Cartago, Costa Rica ("Tres Rios") warehouse club which opened in October 2013, the Tegucigalpa, Honduras ("El Sauce") warehouse club which opened in May 2014 and expenses (primarily related to the property lease) associated with the Bogota, Colombia warehouse club, which opened in October 2014. For fiscal year 2013, we recorded pre-opening expenses related to the opening of the south Cali, Colombia ("Canas Gordas") warehouse club which opened in October 2012 and the north Cali, Colombia ("Menga") warehouse club which opened in May 2013.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Fiscal Years Ended August 31,
	2015			2014(1)			2013(1)
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$2,005	560	38.8%	$1,445	556	62.5%	$889

(1) We have made reclassifications to the consolidated statement of income for fiscal years reported prior to 2014 to conform to the presentation in fiscal year 2014; see selected financial data for further detail.

Operating Income

	Fiscal Years Ended August 31,
	2015				2014(1)				2013(1)
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$146,366	5.4%	9,659	7.1%	$136,707	5.6%	$9,661	7.6%	$127,046	5.7%

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2015 to 2014

Operating income increased by $9.7 million compared to the prior year, resulting from higher sales and membership income. As a percentage of sales, operating income decreased 21 basis points (0.21%), primarily due to reduced merchandise margins and higher operating expenses in Colombia compared to the rest of the Company.

Comparison of 2014 to 2013

Operating income improved by $9.7 million in fiscal year 2014 compared to the prior year, resulting from higher sales and membership income. As a percentage of sales, operating income was 5.6% compared to 5.7% in fiscal year 2013 primarily due to the reduction in warehouse margins as a percentage of sales and higher pre-opening expenses.

Interest Expense

	Fiscal Years Ended August 31,
	2015		2014		2013
	Amount	Change from prior year	Amount	Change from prior year	Amount
Interest expense on loans	$4,804	$659	$4,145	$397	3,748
Interest expense related to hedging activity	2,691	1,059	1,632	(189)	1,821
Capitalized interest	(1,055)	427	(1,482)	(129)	(1,353)
Net interest expense	$6,440	$2,145	$4,295	$79	$4,216

Comparison of 2015 to 2014

Net interest expense for the fiscal year 2015 increased from a year ago, with an increase in interest expense on loans and on interest expenses related to hedging activity and a decrease in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, hedging activities related to new loan activity to support the increase in construction activities related to the three new warehouse clubs in Colombia, and a new warehouse club in Panama and Nicaragua.

Comparison of 2014 to 2013

Net interest expense for fiscal year 2014 remained flat from fiscal year 2013, with an increase in interest expense on loans offset by lower interest expenses related to hedging activity and an increase in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, the settlement of a loan outstanding for which we also settled the hedged currency/interest rate swap, and the increase in construction activities related to the three new warehouse clubs that were being constructed in Colombia.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Change from prior year	% Change	Amount	Change from prior year	% Change	Amount
Total other income (expense)	(4,388)	$(984)	(100.0)%	$984	$1,938	(203.1)%	$(954)

Monetary assets and liabilities denominated in currencies (primarily U.S. dollars) other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including realized currency gains and (losses) on the payment or collection of these monetary assets and liabilities, are recorded as currency gain or losses.

 Comparison of 2015 to 2014

For the twelve months ended August 31, 2015, we recorded a net currency loss of $4.4 million resulting from activity associated with monetary assets and liabilities and the associated non-deliverable forwards that were in place to manage the impact of currency fluctuations, $4.1 million of which related to Colombia during the first two quarters of the fiscal year.  The impact of the 29% devaluation of the Colombian peso during that six-month period had a material impact on our consolidated results due to the high level of U.S. dollar denominated inter-company liabilities held by our Colombian subsidiary. These U.S. dollar denominated inter-company liabilities were greater than normal because of the impact of the subsidiary’s initial acquisition of merchandise to stock the three new warehouse clubs opened in October and November 2014 and the investment in fixed assets for these same warehouse clubs.  As the Colombian peso continued to devalue throughout the period, settlements of these liabilities resulted in realized currency losses.  Any remaining liabilities at the end of the period were subject to revaluation at a higher exchange rate relative to the U.S. dollar.  While a portion of this exposure was covered by non-deliverable forward contracts, there was a net negative impact to income related to the devaluation in Colombia in the first two quarters of the fiscal year.  Other subsidiaries that had greater U.S. dollar denominated cash and cash equivalents (including restricted cash) than their U.S. dollar denominated liabilities did not experience similar depreciation in their markets and therefore did not counterbalance the impact of the depreciation in Colombia.  In the most recent quarter, the Company recorded a net gain of $214,000, with Colombia recording a net gain of $411,000. Although we cannot predict future changes in exchange rates, we believe that we will be less susceptible to such negative fluctuations in future periods largely because the Colombia subsidiary’s U.S. dollar denominated inter-company liabilities have been paid down to a normalized level.

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

Provision for Income Taxes

	Fiscal Years Ended August 31,
	2015		2014		2013
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$44,594	$3,553	$41,041	$4,773	$36,268
Net deferred tax provision (benefit)	$2,972	$2,641	$331	$(2,343)	$2,674
Provision for income taxes	$47,566	$6,194	$41,372	$2,430	$38,942
Effective tax rate	34.8%		30.8%		31.6%

Comparison of 2015 to 2014

       The variance in the effective tax rate for the twelve-month period ended August 31, 2015 compared to the prior year was primarily attributable to the unfavorable impact of 3.4% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the non-recurrence of a favorable impact of 0.4% in the prior period from the tax effect of changes in foreign currency value.

Comparison of 2014 to 2013

        The variance in the effective tax rate for the fiscal year 2014 compared to the prior year was primarily attributable to the favorable impact of 0.9% resulting from greater proportion of income falling into lower tax jurisdictions.

Other Comprehensive Income (Loss)

Comparison of the Twelve Months Ended August 31, 2015 and 2014

	Summary of Changes in Other Comprehensive Income (loss)
	Fiscal Years Ended August 31,
	2015			2014			2013
	Amount	Change from prior year	% Change	Amount	Change from prior year	% Change	Amount
Foreign currency translation adjustments	$(99,273)	$(48,863)	96.9%	$(50,410)	$(8,089)	19.1%	$(42,321)
Defined benefit pension plan	(113)	(226)	(200.0)%	113	265	(174.3)%	(152)
Derivative Instruments	(2,126)	(3,137)	(310.3)%	1,011	13	1.3%	998
Total	$(101,512)	$(52,226)	106.0%	$(49,286)	$(7,811)	18.8%	$(41,475)

Other comprehensive income/(loss) for fiscal years 2015 and 2014 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

Liquidity and Capital Resources

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including the investment in merchandise inventories; acquisition of land and construction of new warehouse clubs; expansion of existing warehouse clubs and distribution centers; acquisitions of fixtures and equipment; routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs; investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs; the purchase of treasury stock upon the vesting of restricted stock awards; and payment of dividends to stockholders. Our primary source for funding these requirements are cash and cash equivalents on hand and cash generated from operations.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements. As such, we may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

The following table summarizes the cash and cash equivalents held by our foreign subsidiaries and domestically (in thousands). Repatriation of cash and cash equivalents held by foreign subsidiaries may require us to accrue and pay taxes. We have no plans at this time to repatriate cash through the payment of cash dividends by our foreign subsidiaries to PriceSmart, Inc. and, therefore, have not accrued taxes that would be due from repatriation.

	August 31, 2015	August 31, 2014
Cash and Cash Equivalents held by foreign subsidiaries	$124,952	$110,447
Cash and Cash Equivalents held domestically	32,120	26,651
Total Cash and Cash Equivalents	$157,072	$137,098

Our cash flows are summarized as follows (in thousands):

	Fiscal Years Ended August 31,
	2015	2014	2013
Net cash provided by (used in) continuing operating activities	$110,503	$137,275	$130,633
Net cash provided by (used in) investing activities	(89,082)	(119,559)	(71,812)
Net cash provided by (used in) financing activities	9,965	1,872	(21,806)
Effect of exchange rates	(11,412)	(4,364)	(6,389)
Net increase (decrease) in cash and cash equivalents	$19,974	$15,224	$30,626

Our operating activities provided cash for all periods presented as summarized below.

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014	2014 to 2013
Net Income	$89,124	$92,886	$84,265	$(3,762)	$8,621
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	34,445	28,475	24,444	5,970	4,031
Loss /(Gain) on sale of assets	2,005	1,445	889	560	556
Deferred income taxes	2,972	2,362	3,049	610	(687)
Stock-based compensation expenses	4,763	4,962	4,966	(199)	(4)
Other non-cash operating activities	(94)	(9)	3	(85)	(12)
Proceeds from settlement of derivatives	8,543	—	—	8,543	—
Net non-cash related expenses	52,634	37,235	33,351	15,399	3,884
Net Income from operating activities reconciled for non-cash operating activities and Proceeds from settlement of derivatives	141,758	130,121	117,616	11,637	12,505
Changes in Operating Assets and Liabilities not including Merchandise Inventories	9,537	16,124	29,387	(6,587)	(13,263)
Changes in Merchandise Inventories	(40,792)	(8,970)	(16,370)	(31,822)	7,400
Net cash provided by (used in) operating activities	$110,503	$137,275	$130,633	$(26,772)	$6,642

Net income from operating activities reconciled for non-cash operating activities increased $11.6 million for the twelve- months ended August 31, 2015 over the same period last year. This was primarily a result of a year-on-year increase in non-cash adjustments of approximately $15.4 million that included proceeds received from the settlement of derivatives of approximately $8.5 million, offset by an approximately $3.8 million decrease in net income.  The increase in non-cash adjustments was primarily driven by increases in depreciation expense for approximately $6.0 million due to new warehouse club investment and the continued ongoing capital improvements to existing warehouse clubs. Proceeds from the settlement of derivatives were a result of the Company repayment of approximately $24.0 million in loans, that were hedged. The investment in merchandise inventories net of vendor accounts payable of $24.4 million reflects the additional merchandise associated with overall sales growth and the addition of three new warehouse clubs in Colombia, one new warehouse club in Panama and initial merchandise inventory flowing to the new Managua, Nicaragua warehouse club, scheduled to open in November 2015.

Net income from operating activities reconciled for non-cash operating activities increased $12.5 million in fiscal year 2014 over fiscal year 2013 primarily as a result of higher sales, gross profits and membership income growth. Change in operating assets and liabilities not including merchandise inventories generated additional cash from operating activities. This was primarily a result of the increase in trade accounts payable for approximately $27.8 million arising from the increase in inventory purchases related to the addition of two warehouse clubs in fiscal year 2014, increases in inventory to support projected increases in sales and the increased leveraging on vendor payment terms. Additional increases in deferred rent and deferred membership income contributed an additional $2.5 million change from operating assets and liabilities not including merchandise inventories. These contributions were offset by $14.2 million of increases in prepaid taxes, value added taxes receivable, other long term income taxes receivable, and trade accounts receivable (related to export sales).

Our use of cash in investing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014	2014 to 2013
Land acquisitions	$16,780	$22,090	$12,794	$(5,310)	$9,296
Warehouse club expansion, construction, and land improvements	45,414	53,516	37,855	(8,102)	15,661
Acquisition of fixtures and equipment	26,991	42,495	19,278	(15,504)	23,217
Increase in capital contributions to joint ventures	1,360	750	550	610	200
Deposits for land purchase option	(1,095)	850	1,599	(1,945)	(749)
Proceeds from disposals of property and equipment	(368)	(142)	(264)	(226)	122
Net cash flows (provided by) used in investing activities	$89,082	$119,559	$71,812	$(30,477)	$47,747

Net cash used in investing activities decreased in fiscal year 2015 compared to fiscal year 2014 by approximately $30.5 million primarily due to a decrease in cash expended for the purchases of fixtures and equipment, warehouse club construction and purchases of land compared to a year ago. During fiscal year 2014, we purchased land and began the construction of warehouse clubs in Pereira, Colombia and in the city of Medellin, Colombia. Also during fiscal year 2014 we leased land in Bogota, Colombia for which we also began construction of a warehouse club on that site. During fiscal year 2015, we acquired one new site in Panama City, Panama ("La Chorrera", Costa Verde). Construction for the Colombia and Panama warehouses was completed during fiscal year 2015. During fiscal year 2015 we purchased land in Managua, Nicaragua and are currently constructing a warehouse club on that site which is expected to be completed and opened in November 2015. We also acquired beneficial rights to land in the municipality of Chia, Colombia, which is a northern suburb of Bogota, in May 2015. We announced on October 26, 2015 that we had received all permits required for the construction and operation of our seventh warehouse club in Colombia on this site. We plan to commence construction in November 2015 and currently anticipate that this club will open in fall 2016. Additionally, we released approximately $1.1 million in restricted cash related to the beneficial rights acquired to the land in the municipality of Chia, and the release of restricted cash related to a land purchase option in Guatemala that expired. We also increased during the fiscal year our investment in real estate joint ventures located in Panama and Costa Rica by approximately $1.4 million.

Expenditures for warehouse club construction and expansion and for fixtures and equipment were associated with completion of the construction begun in fiscal year 2014 of the three warehouse clubs in Colombia and the completion of construction begun in fiscal year 2015 of the warehouse club Panama; the construction activities begun in fiscal year 2015 for the warehouse club in Nicaragua, which is scheduled to open in November 2015; and normal capital expenditures for ongoing replacement of equipment and building and leasehold improvements. We have either commitments or plans for capital spending during fiscal year 2016 for warehouse club construction of approximately $12.3 million relating to a previously announced new warehouse club and we expect to spend approximately $50.0 million in other capital expenditures for ongoing replacement of equipment and building/leasehold improvements. Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

In November 2014, we entered into a land purchase option agreement in a non-Colombia market for which we have recorded within the balance sheet approximately $200,000 in restricted cash deposits and prepaid expenses. The land purchase option agreement can be canceled at our sole option with the amount deposited subject to forfeiture.  We do not have a timetable for when or if we will exercise this land purchase option because it remains subject to our due diligence review. Our due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to obtaining approval for the construction and operation of a warehouse club and other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreement is exercised, the cash use would be approximately $8.1 million.

Net cash used in investing activities increased in fiscal year 2014 compared to fiscal year 2013 by approximately $47.7 million primarily due to an increase in cash expended for the construction and completion of a warehouse club in La Union, Cartago, Costa Rica ("Tres Rios"), the construction and completion of a warehouse club in Tegucigalpa, Honduras ("El Sauce"), the purchase of land and construction of warehouse clubs on the land in the southern area of Pereira, Colombia and in the city of

Medellin, Colombia, the construction of a warehouse club on land we leased in Bogota, Colombia and the addition of fixtures and equipment for these warehouse clubs.

Net cash provided by (used in) financing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Decrease/(Increase)
	2015	2014	2013	2015 to 2014	2014 to 2013
New long-term bank loans, offset by establishment of certificates of deposit held against loans and payments on existing bank loans	$24,992	$26,186	$(1,667)	$(1,194)	$27,853
New short-term bank loans, offset by payments	9,521	(4)	—	9,525	(4)
Cash dividend payments	(21,126)	(21,144)	(18,133)	18	(3,011)
Proceeds from exercise of stock options and the tax benefit related to these transactions	1,255	1,607	1,461	(352)	146
Purchase of treasury stock related to vesting of restricted stock	(4,677)	(4,773)	(3,467)	96	(1,306)
Net cash provided by (used in) financing activities	$9,965	$1,872	$(21,806)	$8,093	$23,678

Net cash provided by long-term loan activities decreased approximately $1.2 million over the same period in fiscal year 2014 as we received cash from seven additional loans entered into by our Panama, Guatemala, Honduras (three loans in Honduras), Trinidad and Colombia subsidiaries for approximately $10.0 million, $7.5 million, $16.9 million, $3.6 million and $15.0 million, respectively. Additionally, $2.9 million in restricted cash was released back to us due to the repayment of one of the loans borrowed by our Honduras subsidiary and $24.0 million in restricted cash was released back to us due to the repayment of four loans by our Colombia subsidiary. These increases were offset by repayments of long-term loans of approximately $3.2 million and $13.3 million by our Honduras subsidiary and $3.2 million by our Trinidad subsidiary, the payment of approximately $24.0 million in derivative obligations associated with our Colombia subsidiary loans, and regularly scheduled loan payments of $11.2 million. Net cash provided by short-term loan activities increased approximately $9.5 million over the same period in fiscal year 2014.

Net cash provided by loan activities increased in fiscal year 2014 for approximately $27.9 million over the same period in fiscal year 2013 as we received cash from three additional loans entered into by our Panama, Honduras and El Salvador subsidiaries for approximately $24.0 million, $13.7 million, and $4.2 million respectively. We also received additional cash from financing activities when compared to the prior year from the release of restricted cash related to loans of approximately $6.0 million. These amounts were offset by repayments of long-term loans of approximately $8.1 million by our Colombia subsidiary, $3.2 million by our Panama subsidiary, and $4.1 million by our El Salvador subsidiary. Regularly scheduled payments increased year on year by approximately $700,000. The year on year comparison of cash provided by financing activities takes into account our recording in fiscal year 2013 of loans entered into by our Barbados subsidiary for approximately $3.9 million pursuant to a loan agreement with Citi Corp Merchant Bank Limited.

The following table summarizes the dividends declared and paid during fiscal years 2015, 2014 and 2013.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/15	$0.70	2/13/15	2/27/15	$0.35	8/14/15	8/31/15	$0.35
1/23/14	$0.70	2/14/14	2/28/14	$0.35	8/15/14	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	$0.30	8/15/13	8/30/13	$0.30

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On August 28, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Citibank, N.A. (“Citi”).  The agreement provides for a US $7.5 million loan to be repaid in 20 quarterly principal payments of US $187,500 plus interest, and balloon payment of $3,750,000 due on August 28, 2020.  The interest rate is set at the three-month LIBOR rate plus 2.50%.  The loan is secured by a guarantee from PriceSmart, Inc.  The $7.5 million loan was funded on August 28, 2015. The Company entered into a cross-currency interest rate debt service swap agreement on August 31, 2015 with Citi. The Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 2.50% on an amortizing notional of US $7.5 million and pay fixed Costa Rican Colones ("CRC") interest of 7.65% on an amortizing notional of CRC 4,035,000,000 for a term of approximately five years. The swap agreement stipulates quarterly net settlement of notional amounts whereby the Company receives US $187,500 from Citi and in exchange the Company pays CRC 100,875,000. The Company has economically hedged the currency exposure of the balloon payment using a non-deliverable forward contract. However, this economic hedge will not be designated as such for accounting purposes; therefore, the change in fair value of the non-deliverable forward will be accounted for in earnings.

In July 2015, the Company's Colombia subsidiary paid off outstanding loan principal balances of US $16.0 million under these loan agreements with Scotiabank & Trust (Cayman) Ltd. The Company's subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to these loans. The Colombia subsidiary had entered into the loan agreements with Scotiabank & Trust (Cayman) Ltd. in March 2011.  These agreements established a credit facility for US $16.0 million to be disbursed in three tranches.  The interest rate was set at the three-month LIBOR rate plus 0.7%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  These loans were secured by a time deposits of US $16.0 million pledged by our Costa Rican subsidiary.  The deposits earned interest at a rate equal to three-month LIBOR.   The Company's Colombia subsidiary entered into three cross-currency interest rate swap agreements with Bank of Nova Scotia for the notional amount of US $16.0 million. These cross-currency interest rate swaps agreements converted the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the US $16.0 million long-term quarterly amortizing debt with Scotiabank & Trust (Cayman) Ltd. to functional currency principal and fixed interest payments during the life of the hedging instruments. As changes in foreign exchange and interest rates impacted cash flows of principal and interest payments, the hedges were intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loans had a variable interest rate of three-month LIBOR plus 0.7%. Under the cross-currency interest rate swap agreements, the Company received variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 0.7% on the quarterly amortizing notional amount of US $16.0 million and paid fixed interest of 6.09%, 5.3% and 5.45% on the quarterly amortizing notional amounts of $14.1 billion, $3.8 billion, and $11.4 billion Colombia Pesos for a term of approximately five years. The LIBOR reset dates for these hedged long-term debt and the cross-currency interest rate swaps occurred quarterly.

In August 2015, the Company's Colombia subsidiary paid off the outstanding loan principal balance of US $8.0 million under a loan agreement entered into with Scotiabank & Trust (Cayman) Ltd. The Company's subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to this loan. Our Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd. had entered into a loan agreement in March 2011 which was amended and restated in January 2012.  The amendment increased the credit facility by US $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. was for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches were drawn was three-month LIBOR rate plus 0.6%.  The loan term continued to be five years with interest only payments and a balloon payment at maturity.  The deposits earned interest at a rate equal to three-month LIBOR.  The first tranche of US $8.0 million from the incremental US $16.0 million of the credit facility was funded in February 2012, and we secured this portion of the loan with a US $8.0 million secured time deposit pledged by our Costa Rica subsidiary. The Company's Colombia subsidiary concurrently entered into a cross-currency interest rate swap agreements with Scotiabank for the notional amount of a US $8.0 million. The cross-currency interest rate swap agreements converted the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the US $8.0 million long-term quarterly amortizing debt with Scotiabank & Trust (Cayman) Ltd. to functional currency principal and fixed interest payments during the life of the hedging instruments. As changes in foreign exchange and interest rates impacted cash flows of principal and interest payments, the hedges were intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan had a variable interest rate of three-month LIBOR plus 0.6%. Under the cross-currency interest rate swap agreements, the Company received variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 0.6% on the quarterly amortizing notional amount of U.S. $8.0 and paid fixed interest of 6.02% on the quarterly amortizing notional amount of 14.3 billion Colombia Pesos for a term of approximately five years. The LIBOR reset dates for these hedged long-term debt and the cross-currency interest rate swaps occurred quarterly.

On March 26, 2015, the Company's Honduras subsidiary paid off the outstanding principal balance of 179.3 million Lempiras (approximately US $8.2 million) under the loan agreement entered into by the subsidiary on March 7, 2014 with Banco de America Central Honduras, S.A. The original agreement established a loan facility of 286.0 million Lempiras (approximately US $13.7 million). The interest rate was variable, with a minimum of 12.5% (12.75% at the time of pay-off). The loan term was for ten years with quarterly interest and principal payments, subject to a 24-month grace period on principal payments.

On March 24, 2015, the Company's Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for US $8.5 million with a variable interest rate of three-month LIBOR plus 3.25%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. The loan was funded at execution. On March 24, 2015, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A. for a notional amount of US $8.5 million. The cross-currency interest rate swap agreement converts the Honduras subsidiary's U.S. dollar denominated principal and floating interest payments on the US $8.5 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of three-month LIBOR plus 3.25%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.25% on a quarterly amortizing notional amount of US $8.5 million and pay fixed interest of 10.75% on a quarterly amortizing notional amount of 185.6 million Honduran Lempiras for a term of approximately five years (effective date of March 24, 2015 through March 20, 2020). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 24th day of March, June, September, and December beginning on June 24, 2015.

On February 18, 2015 the Company's Honduras subsidiary paid down a loan entered into in March 2010. The loan agreement was with Banco Del Pais, S.A. for a loan based in Honduran Lempiras that was equivalent to approximately US $6.0 million, which was scheduled to be paid over five years.  The Company’s Honduras subsidiary also had an agreement with Banco Del Pais to open and maintain a certificate of deposit as collateral for this loan.  The certificate of deposit was automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance.  The net amortized outstanding balance for the loan on the date of the loan pay down was approximately US $87,000. The certificate of deposit released at the date of payment was approximately $2.9 million.

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

On December 4, 2014, the Company's Colombia subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for US $15.0 million with a variable interest rate of three-month LIBOR plus 2.8%. The loan term is for five years with quarterly interest and principal payments. The loan was funded on December 4, 2014. On December 10, 2014, the Company's Colombia subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of US $15.0 million related to this loan. The cross-currency interest rate swap agreement converts the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the first US $7.9 million of the total US $15.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 2.8% on a quarterly amortizing notional amount of US $15.0 million and pay fixed interest of 8.25% on a quarterly amortizing notional amount of 34,350,000,000 Colombian Pesos for a term of approximately five years. The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the fourth day of March, June, September, and December beginning on March 4, 2015.

On November 28, 2014, our Panama subsidiary drew down the final US $10.0 million available against the credit facility established on March 31, 2014 under a loan agreement with The Bank of Nova Scotia. That agreement established a credit facility of US $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a US $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of our Panama subsidiary. During April 2014, we drew down US $24.0 million of the US $34.0 million facility and repaid borrowings due to MetroBank, S.A. of US $3.2 million. On December 9, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of US $10.0 million related to this loan. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first US $5.0 million of the total US $10.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements.

Under the interest rate swap agreement, the Company will receive variable interest based on the 30-day LIBOR rate plus 3.5% on a monthly amortizing notional amount of US $10.0 million and pay fixed interest of 5.159% for a term of approximately five years. The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 28th day of each month beginning on December 29, 2014.

On October 22, 2014, our Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for US $5.0 million with a variable interest rate of three-month LIBOR plus 3.5%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. On October 23, 2014, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of US $5.0 million. The cross-currency interest rate swap agreement converts the Honduras subsidiary U.S. dollar denominated principal and floating interest payments on the first US $3.0 million of the total US $5.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.5% on a quarterly amortizing notional amount of US $5.0 million and pay fixed interest of 11.6% on a quarterly amortizing notional amount of 106,576,000 Honduran Lempiras for a term of approximately three years. The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 22nd day of January, April, July, and October, beginning on January 22, 2015. The loan was funded at execution.

On October 3, 2014, our Honduras subsidiary paid off the US $3.2 million outstanding under the loan agreement entered into by the subsidiary on January 12, 2010 with Scotiabank El Salvador, S.A. The original agreement established a loan facility for US $6.0 million. The interest rate was fixed at 5.5%.  The loan term was for five years with monthly interest and principal payment.  The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A. This loan facility has terminated.

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

On August 29, 2014, our El Salvador subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility for US $4.2 million with a variable interest rate of 30-day LIBOR plus 3.5%. The loan term is for five years with monthly interest and principal payments. This loan is secured by assets of our El Salvador subsidiary. On December 16, 2014, the Company's El Salvador subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of US $4.0 million related to this loan. The interest rate swap agreement converts the El Salvador subsidiary's floating interest payments of the US $4.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of US $4.0 million and pay fixed interest of 4.78% for a term of approximately five years. The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 29th day of each month beginning on December 29, 2014. The hedged loan was funded on August 29, 2014.

On August 29, 2014, our El Salvador subsidiary repaid the remaining balance of US $4.1 million on the loan agreement entered into by the subsidiary on September 1, 2009 with Scotiabank El Salvador, S.A. The original agreement established a loan facility for US $8.0 million. The interest rate was fixed at 5.5%. The loan term was for five years with monthly interest and principal payments. The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A.

On August 25, 2014, our Colombia subsidiary entered into an agreement to establish short-term borrowing facilities with Citibank-Colombia S.A. for approximately $10.9 million. The interest rate is the Inter Bank Rate plus 180 basis points set at the date of the funds draw down.

On March 31, 2014, our Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of US $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five-year term, monthly principal and interest payments, and a US $17.0 million principal payment due at maturity. The facility provides a five-year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of our Panama subsidiary. The purpose of the loan is to repay borrowings due to MetroBank, S.A. of $3.2 million and to fund our warehouse club expansion plans. During April 2014, we drew down US $24.0 million of the US $34.0 million facility and repaid the borrowings due to MetroBank, S.A. of $3.2 million. On May 22, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of approximately US $19.8 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first US $10.0 million of our initial US $20.0 million borrowing under the long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of approximately US $19.8 million. Additionally, on May 22, 2014, the Company's Panama subsidiary entered into another interest rate swap agreement with the Bank of Nova Scotia for a notional amount of approximately US $4.0 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first US $2.0 million of the next US $4.0 million borrowing under the long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of approximately US $4.0 million. As changes in interest rates impact the future cash flows of the interest payments on the loans, the hedges are intended to offset changes in cash flows attributable to variable interest rate movements. The Panama subsidiary pays fixed interest of 4.98% for a term of approximately five years on both interest rate swap agreements. The LIBOR reset dates for the hedged long-term debt and the interest rate swap agreements occur on the 4th day of each month beginning on June 4, 2014.

On March 31, 2014, our Panama subsidiary entered into a loan renewal agreement with The Bank of Nova Scotia renewing for an additional five years a 5.5% fixed rate loan originally entered into on August 21, 2009. The balance on the loan as of August 21, 2014 was US $5.0 million. The renewal agreement became effective on August 21, 2014. The renewal agreement establishes a credit facility of US $5.0 million at a variable interest rate of 30-day LIBOR plus 3.5%, for a five year term, with monthly principal and interest payments. The facility provides a five-year renewal option upon approval of the Bank of Nova Scotia. On August 1, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of US $5.0 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of US $5.0 million and pay fixed interest of 4.89% for a term of approximately five years. The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 21st day of each month beginning on September 22, 2014.

On March 7, 2014, our Honduras subsidiary entered into a loan agreement with Banco de America Central Honduras, S.A. The agreement establishes a credit facility for 286.0 million Lempiras (approximately U.S. $13.7 million). The loan has a variable interest rate of 12.75%, which will be reviewed semiannually. The interest rate may not be less than 12.5%. The loan is for 10 years with interest and principal payments due quarterly, subject to a 24-month grace period on principal payments. This loan is secured by assets of our Honduras subsidiary. On March 10, 2014, we drew down the full amount of the LPS 286.0 million loan.

On November 3, 2013, we paid down US $8.0 million of the loan agreement entered into by our Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York. The original agreement established a loan facility for US $16.0 million to be disbursed in two tranches of US $8.0 million each; however, we did not draw down the second tranche.  The interest rate was set at the six-month LIBOR rate plus 2.4%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  The loan facility was renewable for an additional five-year period at the option of our Colombia subsidiary, but if we did not draw on the facility or pay off the loan, the facility would terminate. We have repaid this loan, and this loan facility has terminated.  This loan was secured by a time deposit pledged by us equal to the amount outstanding on the loan.  The secured time deposit of US $8.0 million pledged by us was released on November 3, 2013.

On August 30, 2012 our Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement established a credit facility for BDS$8.0 million (Barbados Dollars), equivalent to approximately US $4.0 million. The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of our Barbados subsidiary. On October 3, 2012, we obtained the proceeds from the BDS$8.0 million loan.

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

In addition, we are exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of some of our wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, these subsidiaries may enter into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no amounts reclassified into earnings for the periods reported herein as a result of hedge ineffectiveness.

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.159%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014 Settled on December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	Settled on August 6, 2015
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.301%	January, April, July and October, beginning on October 29, 2011	Settled on July 31, 2015
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	Settled on July 31, 2015
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	Settled on July 23, 2015

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

	August 31, 2015		August 31, 2014
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross-currency interest rate swaps(1)(2)	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$495
Cross-currency interest rate swaps(1)(2)	Other non-current assets	$4,129	Other non-current assets	$970
Interest rate swaps(3)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(3)	Other long-term liabilities	(387)	Other long-term liabilities	—
Cross currency interest rate swap(4)	Other long-term liabilities	(1,312)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$2,430		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(2.8) million and $(917,000) net of tax as of August 31, 2015 and August 31, 2014, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income of $(1.3) million and $(548,000) as of August 31, 2015 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $289,000 and $(94,000) net of tax as of August 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset / (liability) amount with an offset to other comprehensive income of $98,000 and $(31,000) as of August 31, 2015 and August 31, 2014, respectively.

(4)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $830,000 and $0 net of tax as of August 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income of $482,000 and $0 as of August 31, 2015 and August 31, 2014, respectively.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

From time to time, we enter into non-deliverable forward exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of August 31, 2015:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-15	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2016	August 31, 2015-August 30, 2016

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2015		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	(66)	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(66)		$(14)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by those of our subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%
August 31, 2014	$61,869	$—	$436	$61,433	N/A

During the fiscal year 2014, we increased our short-term facilities in PriceSmart, Inc. by approximately $15.0 million and established short-term facilities within our Colombia subsidiary of approximately $10.9 million dollars. As of August 31, 2015, we had approximately $40.0 million of short-term facilities in the U.S. that require us to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2015 and August 31, 2014, we were in compliance with respect to these covenants.

The following table provides the changes in our long-term debt for the twelve months ended August 31, 2015:

(Amounts in thousands)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	750	6,750	7,500
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	2,450	14,400	16,850	(2)
Colombia subsidiary	1,500	13,500	15,000
Trinidad subsidiary	907	2,720	3,627
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(8,195)	(8,195)
Repayment of loan by Honduras subsidiary, originally entered into on March 6, 2010 with Banco del Pais, S.A.	(87)	—	(87)
Repayment of loan by Trinidad subsidiary, originally entered into on August 26, 2008 with Royal Bank of Trinidad and Tobago, Ltd (RBTT)	(900)	(2,325)	(3,225)
Repayment of loans by Colombia subsidiary	(16,000)	(8,000)	(24,000)	(3)
Regularly scheduled loan payments	(1,054)	(10,145)	(11,199)
Reclassifications of long-term debt	21,554	(21,554)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (4)	(1,599)	2,623	1,024
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(5)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	Proceeds from the loans consist of three loans for approximately $3.4 million, $5.0 million and $8.5 million.

(3)	Reflects pay down of loans for $16.0 million entered into with Scotiabank & Trust (Cayman) Ltd. on March 14, 2011 and pay down of $8.0 million amended loan entered into on January 31, 2012.

(4)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(5)	The carrying amount cash assets assigned as collateral for this total was $0.0 million and the carrying amount on non-cash assets assigned as collateral for this total was $104.1 million.

As of August 31, 2015, we had approximately $43.7 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2015, we were in compliance with all covenants or amended covenants.

As of August 31, 2014, we had approximately $62.5 million of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014, we were in compliance with all covenants, amended covenants or had received a written waiver from the bank with respect to any non-compliance.

Contractual Obligations

As of August 31, 2015, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$20,996	$32,384	$48,809	$1,368	$103,557
Operating leases(2)(3)	7,540	21,012	20,231	96,137	$144,920
Additional capital contribution commitments to joint ventures(4)	1,002	—	—	—	$1,002
Data recovery services(5)	145	37	—	—	$182
Distribution center services(6)	165	166	—	—	$331
Warehouse club construction commitments (7)	12,318	—	—	—	$12,318
Total	$42,166	$53,599	$69,040	$97,505	$262,310

(1)
Long-term debt includes debt with both fixed and variable interest rates.  We have used variable rates as of August 31, 2015 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rates as set by the interest rate swaps. Additionally, for debt for which we have entered into cross-currency interest rate swaps, we have used the derivative obligation as of August 31, 2015 to estimate the future commitments.

(2)
Operating lease obligations have been reduced by approximately $275,000 to reflect the amounts net of sublease income. Additionally, during September 2014, we executed an amendment to include an additional 3,802 square feet of space and an extension on the term through May 2026 of the existing premises at our corporate headquarters, adding lease obligations of approximately $11.8 million. In September 2014, we also executed an amendment to include an additional 26,400 and 70,424 square feet of space at our primary distribution center in Miami.

(3)	The Company has included the lease extensions of 10 years in the calculation for future minimum lease commitments for our Miami Distribution Facility.

(4)
Amounts shown are the contractual capital contribution requirements for our investment in the joint ventures that we have agreed to make; however, the parties intend to seek alternate financing for these projects. During the year ended August 31, 2014, we contributed an additional $750,000 in January 2014 to Golf Park Plaza S.A., maintaining our 50% interest in the joint venture. During the year ended August 31, 2015, we contributed an additional $800,000 in two payments of $400,000 occurring in October 2014 and November 2014 to Golf Park Plaza S.A., maintaining our 50% interest in the joint venture. During the year ended August 31, 2015, we contributed an additional $560,000 in two payments of $400,000 and $160,000 in October 2014 and January 2015, respectively, to Price Plaza Alajuela, S.A. and maintained our 50% interest in the joint venture. The contributions were a portion of our required additional future contributions under the joint venture agreement.

(5)	Amounts shown are the minimum payments under contract for our off-site data recovery services agreement.

(6)	Amounts shown are the minimum payments under contractual distribution center services agreements for Mexico City.

(7)	The amounts shown represent contractual obligations for construction services not yet rendered.

Income Tax Liabilities

We have as of August 31, 2015 approximately $1.4 million in net liabilities for income taxes associated with uncertain tax benefits for which the timing of future payment is uncertain.

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

The following table summarizes the shares repurchased during fiscal years 2015 and 2014:

Period	(a) Total Number of Shares Purchased 2015	(b) Average Price Paid Per Share 2015	(a) Total Number of Shares Purchased 2014	(b) Average Price Paid Per Share 2014
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28,	49,950	88.95	48,291	94.18
3rd quarter ended May 31,	689	83.33	517	101.44
4th quarter ended August 31,	1,757	100.26	2,090	82.31
Total fiscal year	52,396	$90.37	50,898	$93.77

We have reissued treasury shares as part of our stock-based compensation programs.  However, no treasury shares were reissued during fiscal year 2015.

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

Income Taxes: We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of August 31, 2015, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on August 31, 2015 and August 31, 2014. However, during the fiscal year 2014, we were required to make payments of $4.2 million to the governments in two countries with respect to income tax cases that we are currently appealing and believe that we will eventually prevail. These amounts have been recorded in the balance sheet as other non-current assets, as we consider these a payment on account and expect to get a refund thereof upon eventually prevailing on these cases, but we are unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is recent favorable jurisprudence, the government has recently performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.5 million and $5.7 million as of August 31, 2015 and August 31, 2014, respectively. In another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income. As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have appealed) do not allow us to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2015, the Company currently has an outstanding income tax receivable of $691,000 in this country; and there were deferred tax assets of approximately $1.5 million outstanding as of that date. We have not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2015 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Seasonality

Historically, our merchandising businesses have experienced holiday retail seasonality in their markets. In addition to seasonal fluctuations, our operating results fluctuate quarter-to-quarter as a result of economic and political events in markets that we serve, the timing of holidays, weather, the timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more or less expensive in local currencies and therefore more or less affordable. Because of such fluctuations, the results of operations of any quarter, are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that our future results will be consistent with past results or the projections of securities analysts.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2015.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve months ended August 31,
	(Amounts in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$6,954	$3,629	$3,629	$3,176	$6,004	$1,292	$24,684	(1)
Weighted-average interest rate	8.89%	9.33%	9.33%	9.33%	10.04%	8.00%	9.26%
Long-term debt with variable interest rate	$8,677	$8,677	$8,452	$19,634	$16,486	$—	$61,926
Weighted-average interest rate	3.55%	3.54%	3.54%	3.56%	3.44%	—%	3.53%
Total long-term debt	$15,631	$12,306	$12,081	$22,810	$22,490	$1,292	$86,610	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	5,200	5,200	5,200	16,608	$5,250	—	$37,458
Weighted-average pay rate	4.97%	4.97%	4.97%	4.97%	5.16%	—%	5.00%
Weighted-average receive rate	3.70%	3.70%	3.70%	3.70%	3.70%	—%	3.70%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$4,067	$4,067	$3,416	3,100	13,888	—	$28,538
Weighted-average pay rate	9.46%	9.46%	9.05%	8.79%	9.10%	—%	9.16%
Weighted-average receive rate	3.31%	3.31%	3.22%	3.16%	3.23%	—%	3.24%

(1) The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31,2015 to estimate the future commitments, therefore the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2015, we had a total of 37 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 29 of which operate under currencies other than the U.S. dollar. Approximately 52% of our net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where our warehouse clubs are located, but approximately 79% of our net warehouse sales are in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2015	2014
Country	% Change	% Change

Colombia	(60.26)%	0.41%
Costa Rica	0.85%	(7.03)%
Dominican Republic	(3.21)%	(1.76)%
Guatemala	1.13%	2.46%
Honduras	(4.06)%	(3.09)%
Jamaica	(4.37)%	(10.54)%
Nicaragua	(5.03)%	(4.99)%
Trinidad	(0.04)%	1.33%

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

We are exposed to foreign exchange risks related to U.S. dollar-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2015:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated cash, cash equivalents and restricted cash balances (in thousands)	Losses based on change in U.S. dollar denominated inter-company balances (in thousands)	Losses based on change in U.S. dollar denominated asset/liability balances, presented (in thousands)(1)
5%	$2,402	$2,362	$4,128
10%	$4,805	$4,724	$8,256
20%	$9,609	$9,447	$16,512

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2015:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$2,798	$1,376	$7,646	$9,734
10%	$5,597	$2,753	$15,291	$19,469
20%	$11,197	$5,506	$30,583	$38,938

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $2.03 million at August 31, 2015 and approximately $917,000 at August 31, 2014. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2015 would have resulted in a further increase in the value of the swaps of approximately $1.5 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2015 would have resulted in a net decrease in the value of the swaps of approximately of $1.7 million.

We use non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on August 31, 2015. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $242,000 net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $296,000 net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 29, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 29, 2015

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	August 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$157,072	$137,098
Short-term restricted cash	61	2,353
Receivables, net of allowance for doubtful accounts of $0 as of August 31, 2015 and August 31, 2014, respectively	9,662	7,910
Merchandise inventories	267,175	226,383
Deferred tax assets – current, net	7,849	6,177
Prepaid expenses and other current assets (includes $0 and $495 as of August 31, 2015 and August 31, 2014, respectively, for the fair value of derivative instruments)	22,535	17,260
Total current assets	464,354	397,181
Long-term restricted cash	1,464	27,013
Property and equipment, net	433,040	426,325
Goodwill	35,871	36,108
Deferred tax assets – long term	7,464	11,825
Other non-current assets (includes $4,129 and $1,095 as of August 31, 2015 and August 31, 2014, respectively, for the fair value of derivative instruments)	39,182	30,755
Investment in unconsolidated affiliates	10,317	8,863
Total Assets	$991,692	$938,070

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	August 31,
	2015	2014
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$6,606	$—
Accounts payable	241,978	223,559
Accrued salaries and benefits	17,977	16,614
Deferred membership income	20,184	17,932
Income taxes payable	9,595	7,718
Other accrued expenses (includes $66 and $14 as of August 31, 2015 and August 31, 2014, respectively, for the fair value of foreign currency forward contracts)	23,558	21,030
Long-term debt, current portion	17,169	11,848
Deferred tax liability – current	30	157
Total current liabilities	337,097	298,858
Deferred tax liability – long-term	2,193	2,290
Long-term portion of deferred rent	6,595	5,591
Long-term income taxes payable, net of current portion	1,402	1,918
Long-term debt, net of current portion	73,365	79,591
Other long-term liabilities (includes $1,699 and $0 for the fair value of derivative instruments and $2,757 and $1,557 for post employment plans as of August 31, 2015 and August 31, 2014, respectively)	4,456	1,557
Total liabilities	425,108	389,805
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,977,764 and 30,950,701 shares issued and 30,184,584 and 30,209,917 shares outstanding (net of treasury shares) as of August 31, 2015 and August 31, 2014, respectively	3	3
Additional paid-in capital	403,168	397,150
Tax benefit from stock-based compensation	10,711	9,505
Accumulated other comprehensive loss	(101,512)	(49,286)
Retained earnings	283,611	215,613
Less: treasury stock at cost; 793,180 and 740,784 shares as of August 31, 2015 and August 31, 2014, respectively	(29,397)	(24,720)
Total equity	566,584	548,265
Total Liabilities and Equity	$991,692	$938,070

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2015	2014	2013
Revenues:
Net warehouse club sales	$2,721,132	$2,444,314	$2,239,266
Export sales	33,279	31,279	23,059
Membership income	43,673	38,063	33,820
Other income	4,519	3,911	3,667
Total revenues	2,802,603	2,517,567	2,299,812
Operating expenses:
Cost of goods sold:
Net warehouse club	2,321,074	2,083,933	1,907,632
Export	31,765	29,731	21,796
Selling, general and administrative:
Warehouse club operations	241,285	212,476	194,140
General and administrative	56,371	49,944	46,784
Pre-opening expenses	3,737	3,331	1,525
Loss/(gain) on disposal of assets	2,005	1,445	889
Total operating expenses	2,656,237	2,380,860	2,172,766
Operating income	146,366	136,707	127,046
Other income (expense):
Interest income	1,058	853	1,335
Interest expense	(6,440)	(4,295)	(4,216)
Other income (expense), net	(4,388)	984	(954)
Total other income (expense)	(9,770)	(2,458)	(3,835)
Income from operations before provision for income taxes and income/(loss) of unconsolidated affiliates	136,596	134,249	123,211
Provision for income taxes	(47,566)	(41,372)	(38,942)
Income/(loss) of unconsolidated affiliates	94	9	(4)
Net income	$89,124	$92,886	$84,265
Net income per share:
Basic net income per share	$2.95	$3.07	$2.78
Diluted net income per share	$2.95	$3.07	$2.78
Shares used in per share computations:
Basic	29,848	29,747	29,647
Diluted	29,855	29,757	29,657
Dividends per share	$0.70	$0.70	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2015	2014	2013
Net income	$89,124	$92,886	$84,265
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments(1)	(48,863)	(8,089)	(10,359)
Defined benefit pension plans:
Net gain (loss) arising during period	65	260	(68)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(291)	5	(10)
Total defined benefit pension plans	(226)	265	(78)
Derivative Instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	(3,865)	—	—
Unrealized gains (losses) on change in fair value of interest rate swaps	828	101	2,144
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), for settlement of derivatives	(100)	(88)	—
Total Derivative Instruments	(3,137)	13	2,144
Other comprehensive income (loss)	(52,226)	(7,811)	(8,293)
Comprehensive income	$36,898	$85,075	$75,972

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

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2015
(amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Total Equity
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Purchase of treasury stock	—	—	—	—	—	—	45	(3,467)	(3,467)
Issuance of restricted stock	64	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	125	—	—	—	—	—	125
Stock-based compensation	—	—	6,302	1,336	—	—	—	—	7,638
Dividend paid to stockholders	—	—	—		—	(18,133)	—	—	(18,133)
Net income	—	—	—	—		84,265	—	—	84,265
Other comprehensive income (loss)	—	—	—	—	(8,293)	—	—	—	(8,293)
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	51	(4,773)	(4,773)
Issuance of restricted stock	24	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	6,451	1,489	—	—	—	—	7,940
Dividend paid to stockholders	—	—	—	—	—	(21,144)	—	—	(21,144)
Net income	—	—	—	—	—	92,886	—	—	92,886
Other comprehensive income (loss)	—	—	—	—	(7,811)	—	—	—	(7,811)

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2015
(amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Total Equity
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	52	(4,677)	(4,677)
Issuance of restricted stock	33	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	5,969	1,206	—	—	—	—	7,175
Dividend paid to stockholders	—	—	—	—	—	(21,126)	—	—	(21,126)
Net income	—	—	—	—	—	89,124	—	—	89,124
Other comprehensive income (loss)	—	—	—	—	(52,226)	—	—	—	(52,226)
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2015	2014	2013
Operating Activities:
Net income	$89,124	$92,886	$84,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,445	28,475	24,444
Allowance for doubtful accounts	—	—	(1)
Loss on sale of property and equipment	2,005	1,445	889
Deferred income taxes	2,972	2,362	3,049
Excess tax (benefit)/deficiency on stock-based compensation	(1,206)	(1,489)	(1,336)
Equity in (gains)/losses of unconsolidated affiliates	(94)	(9)	4
Stock-based compensation	5,969	6,451	6,302
Proceeds from the settlement of derivatives	8,543	—	—
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(6,886)	(11,676)	6,307
Merchandise inventories	(40,792)	(8,970)	(16,370)
Accounts payable	16,423	27,800	23,080
Net cash provided by (used in) operating activities	110,503	137,275	130,633
Investing Activities:
Additions to property and equipment	(89,185)	(118,101)	(69,927)
Deposits for land purchase option agreements	1,095	(850)	(1,599)
Proceeds from disposal of property and equipment	368	142	264
Capital contributions to joint ventures	(1,360)	(750)	(550)
Net cash flows provided by (used in) investing activities	(89,082)	(119,559)	(71,812)
Financing Activities:
Proceeds from long-term bank borrowings	52,977	41,942	3,979
Repayment of long-term bank borrowings	(30,905)	(23,756)	(7,646)
Proceeds from short-term bank borrowings	51,664	28,168	1,403
Repayment of short-term bank borrowings	(42,143)	(28,172)	(1,403)
Repayment of long-term debt with cross-currency interest rate swaps	(24,000)	—	—
Cash dividend payments	(21,126)	(21,144)	(18,133)
Release of/(addition to) restricted cash	26,920	8,000	2,000
Excess tax (deficiency)/benefit on stock-based compensation	1,206	1,489	1,336
Purchase of treasury stock	(4,677)	(4,773)	(3,467)
Proceeds from exercise of stock options	49	118	125
Net cash provided by/(used in) financing activities	9,965	1,872	(21,806)
Effect of exchange rate changes on cash and cash equivalents	(11,412)	(4,364)	(6,389)
Net increase/(decrease) in cash and cash equivalents	19,974	15,224	30,626
Cash and cash equivalents at beginning of year	137,098	121,874	91,248
Cash and cash equivalents at end of year	$157,072	$137,098	$121,874

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,093	$3,765	$3,885
Income taxes	$44,174	$44,261	$35,781

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart”, the “Company”, or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2015, the Company had 37 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia; five in Panama; four in Trinidad; three in Guatemala, Honduras and the Dominican Republic; two in El Salvador; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  In January 2014, the Company acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company opened its fifth PriceSmart warehouse club in Panama in June 2015. In April 2015, the Company acquired land in Managua, Nicaragua. The Company is currently constructing a warehouse club on this site, and expects to open it in November 2015. During October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa, the Company's second in the capital city.

The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of warehouse clubs in Colombia have reinforced the Company's belief that Colombia could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

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

The Company recorded various post-employment plan accruals during fiscal year 2014 under accrued salaries and benefits. The Company has determined that some of these accruals should be classified as long-term liabilities. Therefore, the Company has recorded these accruals under Other Long Term Liabilities. The Company has made reclassifications to the consolidated balance sheet for fiscal year 2014 to conform to the presentation in fiscal year 2015. The following table summarizes the impact of this reclassification (in thousands):

	Year Ended August 31,
	2014
	Accrued salaries and benefits	Other long-term liabilities
As previously reported	$17,799	$372
Post-employment monthly accruals reclassified from Accrued salaries and benefits to Other long-term liabilities	(1,185)	1,185
As currently reported	$16,614	$1,557

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These reclassifications relate to the presentation of certain income tax receivables (see note 9). The table below summarizes these reclassifications.

	August 31, 2014 balance sheet line item as previously reported	Amount reclassified Dr/(Cr)	August 31, 2014 balance sheet line item as currently reported
Prepaid expenses and other current assets	22,570	$(5,310)	17,260
Other non-current assets	27,593	3,162	30,755
Accounts payable	(225,761)	2,202	(223,559)
Income taxes payable	(7,664)	(54)	(7,718)
Net amount of reclassifications		$—

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. As of August 31, 2015 all of the Company's subsidiaries are wholly-owned. Additionally, the Company's ownership interest in real estate development joint ventures as of August 31, 2015 is listed below:

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2015		August 31, 2014
Short-term restricted cash:
Restricted for Honduras loan	$—	(1)	$1,200
Restricted cash for land purchase option agreements	—		1,095
Other short-term restricted cash (1)	61		58
Total short-term restricted cash	$61		$2,353

Long-term restricted cash:
Restricted cash for Honduras loan	$—	(1)	$1,720
Restricted cash for Colombia bank loans	—	(1)	24,000
Other long-term restricted cash (2)	1,464		1,293
Total long-term restricted cash	$1,464		$27,013

Total restricted cash	$1,525		$29,366

(1)	Restricted cash for loans released during fiscal year 2015 due to payment of loans.

(2)	The other restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due, this creates an income tax receivable. The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail. In one of these countries, where there is recent favorable jurisprudence, the government recently performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.5 million and $5.7 million as of August 31, 2015 and August 31, 2014, respectively. In another country, in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has appealed) do not allow the Company to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2015, the Company currently has an outstanding income tax receivable of $691,000 in this country, and it had deferred tax assets of approximately $1.5 million outstanding as of that date. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it is more likely than not that it will succeed in its appeal on the matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2015	August 31, 2014
Prepaid expenses and other current assets	$4,673	$3,565
Other non-current assets	22,239	17,115
Total amount of VAT receivable reported	$26,912	$20,680

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	August 31, 2015	August 31, 2014
Prepaid expenses and other current assets	$2,941	$1,916
Other non-current assets	8,772	7,218
Total amount of income tax receivable reported	$11,713	$9,134

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

Short-term VAT and Income tax receivables: The carrying value approximates fair value due to the short maturity of these accounts.

Long-term VAT and Income tax receivables: The fair value of long-term receivables would normally be measured using a discounted cash flow analysis based on the current market interest rates for similar types of financial instruments, with an estimate of the time these receivables are expected to be outstanding. The Company is not able to provide an estimate on the time these receivables, owed to the Company by various government agencies, are expected to be outstanding; therefore, the Company has not presented a fair value on the long-term VAT and Income tax receivables.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2015 and August 31, 2014 is as follows (in thousands):

	August 31, 2015			August 31, 2014
	Carrying Value	Fair Value		Carrying Value	Fair Value
Long-term debt, including current portion	$90,534	$88,307	(1)	$91,439	$92,893

(1) The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2015 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities-   The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest rates and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2015 and August 31, 2014.

Fair Value Instruments. The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar- denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2015 and August 31, 2014.

Early Settlement of Derivative Instruments Qualifying for Hedge Accounting. During the fourth quarter of fiscal year 2015, the Company's Colombia subsidiary paid off the outstanding principal balance of U.S. $24.0 million on loan agreements that were entered into by the subsidiary with Scotiabank & Trust (Cayman) Ltd before the scheduled loan payment dates. The Company's Colombia subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia ("Scotia Bank") related to these loans during the fourth quarter of fiscal year 2015. As indicated above, for a derivative instrument to qualify for cash flow hedge accounting there must be an expectation that the derivative instrument will be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. As part of the determination that a derivative instrument is highly effective at offsetting the exposure, the Company must determine that that the forecasted transaction will occur; therefore, an entity's past ability to accurately predict forecasted transactions should be considered when determining if a hedged transaction qualifies for cash flow hedge accounting. To the extent an entity has developed a pattern of changing the probability of occurrence of forecasted transactions, the ability of the entity to accurately predict foretasted transactions and the propriety of using hedge accounting in the future for similar forecasted transactions would be called into question. The

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company believes that the settlements of these derivatives does not demonstrate such a pattern and does not disqualify the Company from the application of hedge accounting for the remaining hedging instruments and underlying loans whose terms and conditions remain unchanged. The Company classifies cash payments or proceeds from termination of derivatives as net cash provided by (used in) operating activities within the consolidated statements of cash flows.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2015 and August 31, 2014 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of August 31, 2015:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$4,129	$—	$4,129
Other long-term liabilities – (Interest rate swaps)	—	(387)	—	(387)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,312)	—	(1,312)
Total	$—	$2,430	$—	$2,430

Assets and Liabilities as of August 31, 2014:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$495	$—	$495
Other non-current assets - (Cross-currency interest rate swaps)	$—	$970	$—	$970
Other non-current assets- (Interest rate swaps)	—	125	—	125
Total	$—	$1,590	$—	1,590

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2015 and August 31, 2014 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	—	(66)	—	(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(66)	$—	$(66)

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	—	(14)	—	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(14)	$—	$(14)

Goodwill – The table below presents goodwill resulting from certain business combinations as of August 31, 2015 and August 31, 2014 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	August 31, 2015	August 31, 2014	Change
Goodwill	$35,871	$36,108	$(237)

The Company reviews goodwill at the entity level for impairment. The Company first reviews qualitative factors for each reporting unit in determining if an annual goodwill test is required. If the Company's review of qualitative factors indicates a requirement for a test of goodwill impairment, the Company then will assess whether the carrying amount of a reporting unit is greater than zero and exceeds its fair value established during the Company's prior test of goodwill impairment ("established fair value"). If the carrying amount of a reporting unit at the entity level is greater than zero and its established fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If either the carrying amount of the reporting unit is not greater than zero or if the carrying amount of the entity exceeds its established fair value, the Company performs a second test to determine whether goodwill has been impaired and to calculate the amount of that impairment.

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

The Company’s Guatemala Pradera warehouse club experienced a fire in its merchandise receiving department during the early morning hours of June 4, 2015.  No members or employees were in the warehouse club at the time. The fire was extinguished, but caused considerable smoke and some fire damage. The warehouse club was closed for nine days and reopened on June 13, 2015. The Company is insured for these costs and has filed an insurance claim with its insurance provider. During the quarter ended August 31, 2015, the Company recorded an initial receivable of approximately $2.8 million against the expected insurance payment related to expenses associated with the write off of inventory, equipment disposals, building repairs, other associated costs recognized related to the fire and for current replacement costs for assets lost in the fire in excess of the net book value (disposal cost). The Company has received as of August 31, 2015 approximately $300,000 in payments against the claim filed and the receivable recorded. Of this amount, approximately $76,000 was recorded as a gain on disposal of assets, as proceeds received from the insurance reimbursement were in excess of the amount of loss recognized on the disposal of assets. As of August 31, 2015, the Company's receivable related to this insurance claim was approximately $2.6 million. Subsequent to August 31, 2015, the Company received during the first quarter of fiscal year 2016 additional reimbursements for approximately $226,000. The Company’s insurance policy also addresses coverage for business interruption. During the fourth quarter of fiscal year 2015, the Company filed a claim with its insurance carrier for approximately $332,000 related to business interruption for which the Company has not recorded a receivable. Insurance proceeds for reimbursements related to business interruptions are considered gain contingencies and will not be recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized. During the fourth quarter of fiscal year 2015, the Company expensed to cost of goods sold, net warehouse club approximately $165,000 related to the write off of inventory not covered by insurance. Additionally, the Company expensed to selling, general and administrative approximately $34,000 in salaries related to the clean up and preparation of the warehouse club for reopening.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes in cost of goods sold the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in store demonstrations.

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in store promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the twelve month periods ending August 31, 2015, 2014, and 2013 (in thousands):

	Twelve Months Ended
	August 31, 2015	August 31, 2014	August 31, 2013
Currency gain (loss)	$(4,388)	$984	$(954)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on August 31, 2015 and August 31, 2014. However, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to income tax cases that it is currently appealing and in which it believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015,

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding. Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. Also, in another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has appealed) do not allow the Company to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2015, the Company currently has an outstanding income tax receivable of $691,000 in this country, and the Company had deferred tax assets of approximately $1.5 million outstanding as of that date. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it is more likely than not that it will succeed in its appeal on the matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

Recent Accounting Pronouncements

FASB ASC 330 ASU 2015-11 -Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance that will require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This amendment applies to entities that measure inventory value using the average cost method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

The amendment in this ASU is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASC 350 ASU 2015-05 - Customers accounting for fees paid in a cloud computing arrangement

In April 2015, the FASB issued amended guidance on about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU were deferred by ASU 2015-14 for all entities by one year and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of certain components of building improvements and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably assured that the renewal option in the underlying lease will be exercised because an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Property and equipment consist of the following (in thousands):

	August 31,
	2015	2014
Land and land improvements	$128,071	$124,082
Building and building improvements	278,982	244,485
Fixtures and equipment	164,916	148,143
Construction in progress	26,679	55,664
Total property and equipment, historical cost	598,648	572,374
Less: accumulated depreciation	(165,608)	(146,049)
Property and equipment, net	$433,040	$426,325

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2015	2014	2013
Depreciation and amortization expense	$34,445	$28,475	$24,444

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest capitalized (in thousands):

	As of August 31, 2015	As of August 31, 2014
Total interest capitalized	$6,961	$6,542

Total interest capitalized (in thousands):

	Twelve Months Ended August 31,
	2015	2014	2013
Interest capitalized	$1,055	$1,482	$1,353

A summary of asset disposal activity for fiscal years 2015, 2014 and 2013 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Gain/(Loss) recognized
Fiscal Year 2015	$11,740	$9,367	$368	$(2,005)
Fiscal Year 2014	$14,733	$13,146	$142	$(1,445)
Fiscal Year 2013	$5,282	$4,129	$264	$(889)

The Company acquired beneficial rights to land in the municipality of Chia, Colombia, which is a northern suburb of Bogota, in May 2015. The Company announced on October 26, 2015 that it received all permits required for the construction and operation of its seventh warehouse club in Colombia on this site. The Company plans to commence construction in November 2015 and currently anticipates that this club will open in fall 2016.

The Company recorded within accounts payable and other accrued expenses approximately $458,000 and $1.5 million, respectively, as of August 31, 2015 and $2.9 million and $1.2 million, respectively, as of August 31, 2014 of liabilities related to the acquisition and/or construction of property and equipment.

NOTE 4 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units authorized within the 2013 Equity Incentive Award Plan.  The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding stock options in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Years Ended August 31,
	2015	2014	2013
Net Income	$89,124	$92,886	$84,265
Less: Allocation of income to unvested stockholders	(1,137)	(1,652)	(1,780)
Net earnings available to common stockholders	$87,987	$91,234	$82,485
Basic weighted average shares outstanding	29,848	29,747	29,647
Add dilutive effect of stock options and restricted stock units (two-class method)	7	10	10
Diluted average shares outstanding	29,855	29,757	29,657
Basic net income per share	$2.95	$3.07	$2.78
Diluted net income per share	$2.95	$3.07	$2.78

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2015, 2014 and 2013.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/15	$0.70	2/13/15	2/27/15	$0.35	8/14/15	8/31/15	$0.35
1/23/14	$0.70	2/14/14	2/28/14	$0.35	8/15/14	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	$0.30	8/15/13	8/30/13	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive income (loss), net of tax (in thousands):

	Foreign currency translation adjustments	Defined benefit pension plan		Derivative Instruments		Total
(Amounts in thousands and net of income taxes)
Balances as of August 31, 2012	$(31,962)	$(74)		$(1,146)		$(33,182)
Other comprehensive income (loss)	(10,359)	(68)		2,144	(1)	(8,283)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	(2)	—		(10)
Balances as of August 31, 2013	(42,321)	(152)		998		(41,475)
Other comprehensive income (loss)	(8,089)	260		101	(1)	(7,728)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(2)	(88)	(1)(3)	(83)
Balances as of August 31, 2014	$(50,410)	$113		$1,011		$(49,286)
Other comprehensive income (loss)	(48,863)	65		(3,037)	(1)	(51,835)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(291)	(2)	(100)	(1)(3)	(391)
Balances as of August 31, 2015	$(99,273)	$(113)		$(2,126)		$(101,512)

(1)	See Note 12 - Derivative Instruments and Hedging Activities.

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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31, 2015	August 31, 2014
Retained earnings not available for distribution	$5,015	$4,556

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. Employer contributions to the 401(k) plan for the Company's U.S. employees were $1.3 million, $1.2 million and $1.1 million during fiscal years 2015, 2014 and 2013, respectively.

Defined Benefit Plans

Some of the Company's subsidiaries are parties to unfunded post-employment benefit plans in which the subsidiary is required to pay a specified benefit upon retirement, voluntary departure or death of the employee. The amount of the benefit is predetermined by a formula based on the employee's earnings history, tenure of service and age. Because the obligation to provide benefits arises as employees render the services necessary to earn the benefits pursuant to the terms of the plan, the Company recognizes the cost of providing the benefits over the projected employee service periods. These payments are only due if an employee reaches certain thresholds, such as tenure and/or age. Therefore, these plans are treated as defined benefit plans. For these defined benefit plans, the Company has engaged actuaries to assist with estimating the current costs associated with these future benefits. The liabilities for these unfunded plans are recorded as non-current liabilities.

  The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets and consolidated statements of income as of and for the fiscal years ended August 31, 2015 and 2014 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	Year Ended August 31,
	2015	2014	2015	2014		2015	2014	2013
Start of Period	$(628)	$(604)	$(148)	$204		$—	$—	$—
Service cost	66	(355)		—		192	356	106
Interest cost	(21)	(14)	—	—		21	14	17
Prior service cost (including amortization)	(311)	—	407	(15)		(232)	15	15
Actuarial gains/(losses)	87	345	(87)	(337)		(91)	(8)	(27)
Totals	$(807)	$(628)	$172	$(148)	(1)	$(110)	$377	$111

(1)
The Company has recorded a deferred tax (liability)/asset of $59,000 and $(35,000) as of August 31, 2015 and 2014, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive income (loss), net of tax, for $(113,000) and $113,000 as of August 31, 2015 and 2014, respectively.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

	Year Ended August 31,
Valuation Assumptions:	2015	2014
Discount rate	1.5% to 10.8%	1.5%
Future salary escalation	3.0% to 5.5%	5.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	3.5% to 19.5%	17.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 11.4%	0.5%

Other Post-Employment Plans

Other Company subsidiaries are parties to funded and unfunded post-employment benefit plans based on services that the employees have rendered. These plans require the Company to pay a specified benefit on retirement, voluntary departure or death of the employee, or monthly payments to an external fund manager. The amount of these payments is predetermined by a formula based on the employee's earnings history and tenure of service. Since the obligation to provide benefits are based on services that the employees have rendered, the cost associated with providing the benefits is recognized as the employee provides those services. The employees' rights to receive payment on these plans are not dependent on their reaching certain thresholds like age or tenure. For these post-employment benefit plans, the Company has accrued liabilities that are recorded as accrued salaries and benefits and other long-term liabilities. The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2013
Other Post Employment Plans	$(397)	$(341)	$(1,950)	$(929)	$1,403	$1,226	$2,817	$1,628	$1,296

(1) With some locations, local statutes require the applicable Company subsidiary to deposit cash in its own name with designated fund managers. The funds earn interest which the Company recognizes as interest income.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – STOCK-BASED COMPENSATION

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

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 1,233,897 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized	August 31, 2015	August 31, 2014
2013 Plan	888,353	847,876	821,124

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2015, 2014 and 2013 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Year Ended August 31,
	2015	2014	2013
Options granted to directors	$86	$91	$113
Restricted stock awards	4,599	5,326	5,268
Restricted stock units	1,284	1,034	921
Stock-based compensation expense	$5,969	$6,451	$6,302

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes various concepts related to stock-based compensation as of and for the years ended August 31, 2015, 2014 and 2013:

	August 31,
	2015	2014	2013
Remaining unrecognized compensation cost (in thousands)	$18,421	$21,196	$25,450
Weighted average period of time over which this cost will approximately be recognized (years)	5	6	7
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,206	$1,489	$1,336

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest over a five to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2015, 2014 and 2013 was as follows:

	Year Ended August 31,
	2015	2014	2013
Grants outstanding at beginning of period	488,416	623,424	700,893
Granted	36,382	14,828	62,046
Forfeited	(10,738)	(2,669)	(3,021)
Vested	(148,039)	(147,167)	(136,494)
Grants outstanding at end of period	366,021	488,416	623,424

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the twelve-months of fiscal years 2015, 2014 and 2013:

	Year Ended August 31,
Weighted Average Grant Date Fair Value	2015	2014	2013
Restricted stock awards and units granted	$88.40	$105.76	$80.79
Restricted stock awards and units vested	$45.20	$39.91	$39.33
Restricted stock awards and units forfeited	$65.67	$54.21	$30.88

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Twelve Months Ended August 31,
	2015	2014	2013
Total fair market value of restricted stock awards and units vested	$13,192	$13,797	$10,673

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Twelve Months Ended August 31,
	2015	2014	2013
Shares repurchased	52,396	50,898	44,460
Cost of repurchase of shares (in thousands)	$4,677	$4,773	$3,467

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Twelve Months Ended August 31,
	2015	2014	2013
Reissued treasury shares	—	—	—

The following table summarizes the stock options outstanding:

	August 31, 2015	August 31, 2014
Stock options outstanding	20,000	23,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2015 and 2014, the Company has recorded within other accrued expenses a total of $4.1 million and $3.1 million, respectively, for various non-income tax related tax contingencies.

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

During fiscal year 2014, the Company was required to make tax payments with respect to various income tax cases that it is currently appealing, and during the first quarter of fiscal year 2015, the Company received provisional tax assessments with respect to deductibility and withholdings. These payments and assessments are discussed in further detail within Note 9, Income Taxes.

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land (see Note 11 - Leases). The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of August 31, 2015, the Company had approximately $12.3 million in contractual obligations for construction services not yet rendered.

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2014 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $331,000.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2015	2014	2013
United States	$41,694	$34,927	$30,377
Foreign	94,902	99,322	92,834
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$136,596	$134,249	$123,211

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2015	2014	2013
Current:
U.S.	$10,918	$11,921	$7,214
Foreign	33,676	29,120	29,054
Total	$44,594	$41,041	$36,268
Deferred:
U.S.	$3,941	$613	$3,257
Foreign	(3,100)	(381)	(402)
Valuation allowance charge (release)	2,131	99	(181)
Total	$2,972	$331	$2,674
Provision for income taxes	$47,566	$41,372	$38,942

  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2015	2014	2013
Federal tax provision at statutory rates	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.4	0.3	0.3
Differences in foreign tax rates	(4.2)	(5.2)	(3.7)
Permanent items and other adjustments	2.3	0.8	0.2
Increase (decrease) in Foreign valuation allowance	1.3	(0.1)	(0.2)
Provision for income taxes	34.8%	30.8%	31.6%

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2015 and 2014 are shown below (in thousands):

	August 31,
	2015	2014
Deferred tax assets:
U.S. net operating loss carryforward	$4,611	$5,977
Foreign tax credits	—	862
Deferred compensation	1,563	1,621
U.S. timing differences and alternative minimum tax credits	2,438	2,647
Foreign net operating losses	9,496	7,169
Foreign timing differences:
Accrued expenses and other timing differences	5,441	2,935
Depreciation and Amortization	6,856	5,873
Deferred Income	3,879	3,688
Gross deferred tax assets	34,284	30,772
U.S. deferred tax liabilities (depreciation and other timing differences)	(3,761)	(2,354)
Foreign deferred tax liabilities netted against deferred tax assets	(4,670)	(2,066)
U.S. valuation allowance	(652)	(613)
Foreign valuation allowance	(9,887)	(7,737)
Net deferred tax assets	$15,314	$18,002

As of August 31, 2015 and 2014, the Company had net deferred tax liabilities of $2.2 million and $2.4 million, respectively, arising from timing differences in certain subsidiaries.

The effective tax rate for fiscal year 2015 is 34.8%, as compared to the effective tax rate for fiscal year 2014 of 30.8%.  For fiscal year 2015, the increase in the effective rate versus the prior year was primarily attributable to the unfavorable impact of 3.4% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the non-recurrence of a favorable impact of 0.4% in the prior period from the tax effect of changes in foreign currency value.

For fiscal year 2015, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $11.1 million and $9.9 million as of August 31, 2015 and 2014, respectively.

The Company has U.S. federal and state tax NOLs at August 31, 2015 and 2014 of approximately $11.3 million and $7.5 million, respectively. The federal and state NOLs generally expire during periods ranging from 2016 through 2027, unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period. However, the Company maintains a valuation allowance on substantially all of its state NOLs due to the adoption of single sale factor apportionment in California, which significantly reduces taxable income in this state.

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

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S., because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2015 and 2014, the undistributed earnings of these foreign subsidiaries are approximately $405.2 million and $326.9 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at beginning of fiscal year	$8,786	$9,373	$11,212
Additions based on tax positions related to the current year	—	964	349
Settlements	—	(1,093)	(191)
Expiration of the statute of limitations for the assessment of taxes	(627)	(458)	(1,997)
Balance at end of fiscal year	$8,159	$8,786	$9,373

As of August 31, 2015, the liability for income taxes associated with uncertain tax benefits was $8.2 million and can be reduced by $7.4 million of tax benefits associated with timing adjustments which are recorded as deferred tax assets and liabilities. The net amount of $800,000, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2016 could result in a total income tax benefit amounting up to $320,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2015 and 2014, the Company had accrued $619,000 and $899,000, respectively, for the payment of interest and penalties (before income tax benefit).

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. For example, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that it is currently appealing, but the Company believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2000 to 2005, 2007, 2012 to the present
California (U.S.) (state return)	2005, 2007 and 2011 to the present
Florida(U.S.) (state return)	2007 and 2012 to the present
Aruba	2012 to the present
Barbados	2009 to the present
Costa Rica	2012 to the present
Colombia	2010 to the present
Dominican Republic	2012 to the present
El Salvador	2009 to 2010 and 2012 to the present
Guatemala	2009, 2011 to the present
Honduras	2010, 2012 to the present
Jamaica	2009 to the present
Mexico	2011 to the present
Nicaragua	2011 to the present
Panama	2012 to the present
Trinidad	2009 to the present
U.S. Virgin Islands	2001 to the present
Spain	2013 to the present

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

NOTE 10 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%
August 31, 2014	$61,869	$—	$436	$61,433	N/A

During the fiscal year 2014, PriceSmart, Inc. increased its short-term facilities by approximately $15.0 million and established short-term facilities within its Colombia subsidiary of approximately $10.9 million.
As of August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2015 and August 31, 2014, the Company was in compliance with respect to these covenants. Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in the Company's long-term debt for the twelve months ended August 31, 2015:

(Amounts in thousands)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	750	6,750	7,500
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	2,450	14,400	16,850	(2)
Colombia subsidiary	1,500	13,500	15,000
Trinidad subsidiary	907	2,720	3,627
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(8,195)	(8,195)
Repayment of loan by Honduras subsidiary, originally entered into on March 6, 2010 with Banco del Pais, S.A.	(87)	—	(87)
Repayment of loan by Trinidad subsidiary, originally entered into on August 26, 2008 with Royal Bank of Trinidad and Tobago, Ltd (RBTT)	(900)	(2,325)	(3,225)
Repayment of loans by Colombia subsidiary	(16,000)	(8,000)	(24,000)	(3)
Regularly scheduled loan payments	(1,054)	(10,145)	(11,199)
Reclassifications of long-term debt	21,554	(21,554)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (4)	(1,599)	2,623	1,024
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(5)

(1)	The carrying amount on cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	Proceeds from the loans consist of three loans for approximately $3.4 million, $5.0 million and $8.5 million.

(3)
Represents pay down of $16.0 million of Scotiabank & Trust (Cayman) Ltd. loans on March 14, 2011 and pay down of $8.0 million under an amended Scotiabank and Trust (Cayman) Ltd loan entered into on January 31, 2012. Pay downs of loans were made through a derivative agreement, See Note 12.

(4)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(5)	No cash assets were assigned as collateral for this total and the carrying amount on non-cash assets assigned as collateral for this total was $104.1 million.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following types of loans (in thousands):

	August 31, 2015	August 31, 2014
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$10,482	$11,733
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	34,050	28,200
Loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	15,465	28,974
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	30,537	22,532
Total long-term debt	90,534	91,439
Less: current portion	17,169	11,848
Long-term debt, net of current portion	$73,365	$79,591

As of August 31, 2015, the Company had approximately $43.7 million of long-term loans in Trinidad, Panama, El Salvador and Honduras that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2015, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2014, the Company had approximately $62.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014, the Company was in compliance with all covenants or amended covenants.

Annual maturities of long-term debt net of proceeds from hedging activities are as follows (in thousands):

Years Ended August 31,	Amount
2016	$15,631
2017	12,306
2018	12,081
2019	22,810
2020	22,490
Thereafter	1,292
Total	$86,610	(1)

(1) Amount includes the portion of the loans subject to cross-currency interest rate swaps, the Company has used the derivative obligation as of August 31, 2015, to disclose the future commitments in relation to the long-term debt and presented on the consolidated balance sheet.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between January 29, 2016 and January 29, 2044.

As of August 31, 2015, the Company’s warehouse clubs occupied a total of approximately 2,672,185 square feet of which 519,213 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia (1)	Warehouse Club	October 29, 2014	98,566	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2015	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Jamaica	Storage Facility	September 1, 2012	17,000	February 28, 2016	3 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2016	1 year
Bogota, Colombia	Central Offices	October 21, 2010	7,812	December 31, 2015	none
San Diego, CA (2)	Corporate Headquarters	April 1, 2004	43,027	May 31, 2026	5 years
Miami, FL (3) (4)	Distribution Facility	March 1, 2008	371,476	July 31, 2021	10 years
Panama	Central Offices	November 4, 2014	17,975	December 12, 2028	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 29, 2016	3 years
Trinidad	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)
For the fiscal year 2015, the Company recorded expenses related to the property lease for the new club constructed for Bogota, Colombia ("Salitre") as pre-opening expenses through October 2014, the date the warehouse club was opened. Upon opening, these expenses are now recognized in warehouse club operations expense.

(2)
In September 2014, the Company executed a third amendment to include an additional 3,802 square feet of space and an extension on the term of the existing premises at its corporate headquarters. In January 2015, the Company executed a fourth amendment to include 2,799 square feet of space, in which the Company sub-leased all 2,799 square feet of space to another party through June 2016. The 2,799 square feet of space is not included in the above table.

(3)
In September 2014, the Company executed a second amendment to include an additional 26,400 square feet of space at its primary distribution center in Miami. Additionally, in September 2014, the Company executed a third amendment to include an additional 70,424 square feet of space at its primary distribution center in Miami.

(4)	The Company included the lease extensions of 10 years in the calculation of future minimum lease commitments.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2015, 2014 and 2013 (in thousands):

	Years ended August 31,
	2015	2014	2013
Minimum rental payments	$10,074	$7,952	$7,584
Deferred rent accruals	1,355	1,514	104
Total straight line rent expense	11,429	9,466	7,688
Contingent rental payments	3,137	3,220	2,950
Common area maintenance expense	1,321	1,212	1,074
Rental expense	$15,887	$13,898	$11,712

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Leased Locations(1)
2016	$7,540
2017	10,436
2018	10,576
2019	10,281
2020	9,950
Thereafter	96,137
Total	$144,920

(1)
Operating lease obligations have been reduced by approximately $275,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2015, 2014 and 2013 (in thousands):

	Years ended August 31,
	2015	2014	2013
Minimum rental receipts	$2,873	$2,646	$2,620
Deferred rent accruals	47	187	26
Total straight line rent income	2,920	2,833	2,646
Contingent rental receipts	86	59	98
Common maintenance area income	148	129	117
Rental income	$3,154	$3,021	$2,861

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2015 (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended August 31,	Amount
2016	$2,268
2017	1,379
2018	1,086
2019	885
2020	759
Thereafter	6,033
Total	$12,410

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk relating to its ongoing business operations. To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the LIBOR interest payments associated with variable-rate loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross-currency interest rate swap that converts its U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business, including foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

Cash Flow Hedges

As of August 31, 2015, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.159%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014 Settled on December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	Settled on August 6, 2015
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	Settled on July 31, 2015
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	Settled on July 31, 2015
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	Settled on July 23, 2015

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the twelve-month periods ended August 31, 2015, 2014, and 2013 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings(1)	Loss on Swaps(2)	Interest expense
Interest expense for the year ended August 31, 2015	$2,205	$2,827	$5,032
Interest expense for the year ended August 31, 2014	$674	$1,632	$2,306
Interest expense for the year ended August 31, 2013	$739	$1,821	$2,560
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

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of August 31,
Floating Rate Payer (Swap Counterparty)	2015	2014
Scotiabank	$37,458	$52,200
Citibank N.A.	34,287	—
Total	$71,745	$52,200

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	August 31, 2015		August 31, 2014
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross-currency interest rate swaps(1)(2)	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$495
Cross-currency interest rate swaps(1)(2)	Other non-current assets	4,129	Other non-current assets	970
Interest rate swaps(3)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(3)	Other long-term liabilities	(387)	Other long-term liabilities	—
Cross currency interest rate swap(4)	Other long-term liabilities	(1,312)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(5)		$2,430		$1,590

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $(2.8) million and $(917,000) net of tax as of August 31, 2015 and August 31, 2014, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income of $(1.3) million and $(548,000) as of August 31, 2015 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $289,000 and $(94,000) net of tax as of August 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax (liability)/asset

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount with an offset to other comprehensive income of $98,000 and $(31,000) as of August 31, 2015 and August 31, 2014, respectively.

(4)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $830,000 and $0 net of tax as of August 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $482,000 and $0 as of August 31, 2015 and August 31, 2014, respectively.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

Date	Payment of Derivative Obligation	Foreign Exchange on Derivative Obligation	Recognize Settlement of Derivative Right net of Bank Fees	Swap Derivative (Gain)Loss
23-Jul-15	$5,141	$2,929	$(2,859)	$50
31-Jul-15	1,343	670	(657)	11
31-Jul-15	4,029	2,011	(1,971)	21
6-Aug-15	4,944	3,181	(3,056)	70
	$15,457	$8,791	$(8,543)	$152	(1)

(1) Reclassified from accumulated other comprehensive income (loss) to other income (expense) for settlement of derivative instruments in the amount of $100,000, net of tax.

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

The following table summarizes these agreements as of August 31, 2015:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-15	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2016	August 31, 2015-August 30, 2016

For the twelve-month periods ended August 31, 2015, 2014 and 2013, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Twelve Months Ended August 31,
Income Statement Classification	2015	2014	2013
Other income (expense), net	$6,533	$(463)	$(580)

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2015		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(66)	Other accrued expenses	$(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(66)		$(14)

NOTE 13 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price the Company's Chairman of the Board, is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is Mr. Price or another member of the Price Group LLC (an affiliate of Mr. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. In July 2013, the Company revised its reimbursement policy related to the use of La Jolla Aviation aircraft when such use involves travel by Mr. Price in his Company duties as Chairman of the Board and Chairman of the Company's Real Estate Committee.  The Company will reimburse La Jolla Aviation for such travel at the hourly rate of the Company's private aircraft for such travel. The Company incurred expenses of approximately $225,000, $59,000 and $31,000 for the years ended August 31, 2015, 2014 and 2013, respectively, for these services.

 Relationship with Aseprismar: Aseprismar is a PriceSmart employee association located in Costa Rica that purchases discarded packaging materials received by the Company from incoming shipments of merchandise. The Company recorded approximately $157,000, $48,000 and $42,000 in other income from the sale of packaging materials to Aseprismar for the years ended August 2015, 2014 and 2013, respectively. In addition, the Company also contracts with Aseprismar for freight transportation between the Company's Costa Rica warehouse clubs. The Company incurred approximately $35,000, $17,000 and $27,000 for freight expense with Aseprismar for the years ended August 2015, 2014 and 2013.

Relationships with Edgar Zurcher: Edgar Zurcher is a director of the Company.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $18,000, $27,000 and $14,000 in legal expenses with this firm for the years ended August 31, 2015, 2014 and 2013, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.4 million, $1.4 million and $1.5 million in rental income for this space during the years ended August 31, 2015, 2014 and 2013, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A.  The Company paid approximately $496,000, $461,000 and $409,000 for products purchased from this entity during the years ended August 31, 2015, 2014 and 2013, respectively.  Also, Mr. Zurcher is a director of Roma Prince S.A. PriceSmart purchased products from this entity for approximately $1.3 million for each of the years ended August 31, 2015, 2014 and 2013.

Relationship with Gonzalo Barrutieta: Gonzalo Barrutieta is a director of the Company. Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates OD Panama, S.A. ("ODP"), which rents retail space from the Company. The Company has recorded approximately $266,000, $261,000 and $256,000 in rental income and common area maintenance charges for this space during the years ended August 31, 2015, 2014 and 2013, respectively. Additionally, the Company sold to ODP approximately 28,000 square feet of undeveloped land, located adjacent to the Panama, Via Brasil PriceSmart location, for approximately $2.1 million during the fiscal year ended August 31, 2011. Also, on July 15, 2011 (fiscal year 2011), the Company's joint venture Golf Park Plaza, S.A. ("GPP") and ODP entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP. The option to purchase the land has a three-year limit beginning as of April 2013. As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time its building was completed and its store opened to the public; (iii) is currently paying monthly rent per the lease clause of the agreement, which is recognized on a straight line basis and (iv) will pay an additional $109,000, less any rental payments previously applied per the lease clause, when ODP exercises its option to purchase the land. ODP opened their store in April 2013. ODP paid approximately $106,000, $72,000 and $12,000 in rental payments during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

    Relationships with Price Family Charitable Organizations: During the years ended August 31, 2015, 2014 and 2013, the Company sold approximately $371,000, $222,000 and $189,000, respectively, of supplies to Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director of the Company since November 2011, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation. The Company also participated initially with Price Charities, a charitable non-profit public benefit corporation, in a charitable program known as “Aprender y Crecer” ("Learn and Grow”) by allowing PriceSmart members to donate money in the warehouse clubs to that program.  Beginning January 1, 2015, the Aprender y Crecer program was transferred from Price Charities to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of Price Philanthropies Foundation and Price Charities. The Company collaborated with Price Charities, Price Philanthropies Foundation, and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. The liability for donations received, but not yet applied to the purchase of school supplies was approximately $36,000 as of August 31, 2015.  There was no liability as of August 31, 2014.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, limited partner and a general Partner of CRI 2000, LP, dba Combined Resources International ("CRI"), which designs, develops and manufactures consumer products for domestic and international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $353,000, $157,000 and $381,000 for products purchased from this entity during the years ended August 31, 2015, 2014 and 2013, respectively. Mr. Lynn is also a founder, limited partner and a general partner of ECR4Kids, LP ("ECR") which designs, manufactures and sells educational/children's products to wholesale dealers. The Company paid approximately $31,000, $3,000 and $16,000 for products purchased from this entity during the years ended August 31, 2015, 2014 and 2013, respectively.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 14 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the twelve months ended August 31, 2015 and 2014, the Company recognized rent expense of $106,000 and $79,000 for this lease, respectively.

Relationships with Pierre Mignault: Mr. Pierre Mignault was elected to the Board of Directors, effective August 1, 2015. Mr. Mignault has been a consultant for the Company since September 2009, serving as an independent sourcing agent with Canadian suppliers. For the twelve months ended August 31, 2015, 2014, and 2013 the Company incurred consulting expenses with Mr. Mignault of $60,000 in each year.

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

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2015 (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$2,283	$(15)	$6,884	$217	$7,101
Plaza Price Alajuela PPA, S.A.	2,193	1,236	4	3,433	785	4,218
Total	$6,809	$3,519	$(11)	$10,317	$1,002	$11,319

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31, 2015	August 31, 2014
Current assets	$432	$803
Noncurrent assets	12,157	8,900
Current liabilities	1,120	1,126
Noncurrent liabilities	11	13

	Years Ended August 31,
	2015	2014	2013
Net income (loss)	$94	$18	$(8)

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 37 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

Prior to fiscal year 2015, the Company's operating segments, were the United States, Latin American and the Caribbean. During the second quarter of fiscal year 2015, the Company created a new operating segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. The Company has made this change as a result of the information that the Company's senior operating management regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and has retrospectively adopted this change for the disclosure of financial information presented by segment. This presentation more closely reflects the information reviewed by the Company's chief operating decision maker.

The Company has made reclassifications to the consolidated balance sheet for fiscal year 2014 (see Note 1 - Company Overview and Basis of Presentation) to conform to the presentation in fiscal year 2015. These reclassifications did not impact net income. The following tables summarize the impact of these reclassifications to the amounts reported for each segment (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Total
As of August 31, 2014
Long-lived assets (other than deferred tax assets) as previously reported	$16,488	$234,567	$108,409	$130,330	$489,794
Reclassifications to long-lived assets	96	2,096	—	970	3,162
Long-lived assets (other than deferred tax assets) as currently reported	$16,584	$236,663	$108,409	$131,300	$492,956

Total assets as previously reported	$91,190	$457,325	$223,251	$168,452	$940,218
Reclassifications to total assets	(15)	70	—	(2,203)	(2,148)
Total assets as currently reported	$91,175	$457,395	$223,251	$166,249	$938,070

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Year ended August 31, 2015
Revenue from external customers	$33,320	$1,625,567	$821,047	$322,669	$—	$2,802,603
Intersegment revenues	1,107,592	—	5,626	—	(1,113,218)	—
Depreciation and amortization	2,733	15,115	9,605	6,992	—	34,445
Operating income	26,728	130,763	49,351	(1,488)	(58,988)	146,366
Interest income from external sources	79	811	114	54	—	1,058
Interest income from intersegment sources	3,142	282	556	—	(3,980)	—
Interest expense from external sources	5	4,147	607	1,681	—	6,440
Interest expense from intersegment sources	126	1,204	1,966	684	(3,980)	—
Provision for income taxes	15,548	24,618	6,787	613	—	47,566
Net income	11,490	102,397	41,626	(7,401)	(58,988)	89,124
Long-lived assets (other than deferred tax assets)	15,391	255,576	107,746	105,290	—	484,003
Goodwill	—	31,211	4,660	—	—	35,871
Investment in unconsolidated affiliates	—	10,317	—	—	—	10,317
Total assets	89,167	491,548	239,311	171,666	—	991,692
Capital expenditures, net	1,655	54,735	10,619	24,172	—	91,181
	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Year ended August 31, 2014
Revenue from external customers	$31,279	$1,503,446	$785,225	$197,617	$—	$2,517,567
Intersegment revenues	959,297	—	5,265	—	(964,562)	—
Depreciation and amortization	2,238	12,992	9,062	4,183	—	28,475
Operating income	22,191	119,101	45,343	4,881	(54,809)	136,707
Interest income from external sources	18	631	159	45	—	853
Interest income from intersegment sources	2,603	325	561	—	(3,489)	—
Interest expense from external sources	34	2,530	712	1,019	—	4,295
Interest expense from intersegment sources	120	1,054	2,014	301	(3,489)	—
Provision for income taxes	12,739	21,542	6,701	390	—	41,372
Net income	9,360	96,204	38,534	3,597	(54,809)	92,886
Long-lived assets (other than deferred tax assets)	16,584	236,663	108,409	131,300	—	492,956
Goodwill	—	31,383	4,725	—	—	36,108
Investment in unconsolidated affiliates	—	8,863	—	—	—	8,863
Total assets	91,175	457,395	223,251	166,249	—	938,070
Capital expenditures, net	7,627	35,802	9,534	68,177	—	121,140

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Year ended August 31, 2013
Revenue from external customers	$23,059	$1,387,290	$734,352	$155,111	$—	$2,299,812
Intersegment revenues	877,337	99	4,721	—	(882,157)	—
Depreciation and amortization	2,121	10,390	8,870	3,063	—	24,444
Operating income	30,701	106,837	37,667	1,688	(49,847)	127,046
Interest income from external sources	163	1,055	95	22	—	1,335
Interest income from intersegment sources	2,841	410	556	—	(3,807)	—
Interest expense from external sources	8	1,841	1,072	1,295	—	4,216
Interest expense from intersegment sources	141	403	2,605	658	(3,807)	—
Provision for income taxes	11,011	21,748	6,010	173	—	38,942
Net income	19,769	84,391	30,702	(750)	(49,847)	84,265
Long-lived assets (other than deferred tax assets)	19,213	208,248	108,852	66,440	—	402,753
Goodwill	—	31,474	4,890	—	—	36,364
Investment in unconsolidated affiliates	—	8,104	—	—	—	8,104
Total assets	103,844	420,704	203,882	97,609	—	826,039
Capital expenditures, net	3,456	40,862	7,407	18,202	—	69,927

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2015 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On September 18, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Banco BAC San Jose S.A. The agreement establishes a credit facility for $3.955 billion Colon (approximately U.S. $7.4 million) with a fixed interest rate of 7.5% for the first two years, and from the third year on 3.0% over the rate of interest used by individual commercial banks as a basis for their lending rates as published by the Central Bank of Costa Rica. The loan term is for seven years with a twelve-month grace period on principal repayment. Monthly interest is due beginning with the first month and monthly principal payments are due after the twelve-month grace period ends. The loan was funded on September 30, 2015.

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2015, 2014 and 2013 is as follows (in thousands, except per share data):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2015	Three Months Ended,				Year Ended,
	Nov 30, 2014	Feb 28, 2015	May 31, 2015	Aug 31, 2015	Aug 31, 2015
Total net warehouse club and export sales	644,846	738,349	684,780	686,436	2,754,411
Total cost of goods sold	547,055	631,810	587,860	586,114	2,352,839
Net income from continuing operations	20,647	24,835	21,195	22,447	89,124
Net income	20,647	24,835	21,195	22,447	89,124
Basic net income per share	0.68	0.82	0.70	0.75	2.95
Diluted net income per share	0.68	0.82	0.70	0.75	2.95

Fiscal Year 2014	Three Months Ended,				Year Ended,
	Nov 30, 2013	Feb 28, 2014	May 31, 2014	Aug 31, 2014	Aug 31, 2014
Total net warehouse club and export sales	595,415	663,931	604,462	611,785	2,475,593
Total cost of goods sold	509,728	568,075	515,930	519,931	2,113,664
Net income from continuing operations	21,432	28,278	21,320	21,856	92,886
Net income	21,432	28,278	21,320	21,856	92,886
Basic net income per share	0.71	0.93	0.70	0.73	3.07
Diluted net income per share	0.71	0.93	0.70	0.73	3.07

Fiscal Year 2013 (1)	Three Months Ended,				Year Ended,
	Nov 30, 2012	Feb 28, 2013	May 31, 2013	Aug 31, 2013	Aug 31, 2013
Total net warehouse club and export sales	526,672	598,178	562,039	575,436	2,262,325
Total cost of goods sold	447,779	510,711	481,634	489,304	1,929,428
Net income from continuing operations	20,005	24,882	18,539	20,839	84,265
Net income	20,005	24,882	18,539	20,839	84,265
Basic net income per share	0.66	0.82	0.61	0.69	2.78
Diluted net income per share	0.66	0.82	0.61	0.69	2.78

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 23, 2015, there were approximately 28,244 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2015 FISCAL QUARTERS
First Quarter	9/1/2014	11/30/2014	$96.96	$85.23
Second Quarter	12/1/2014	2/28/2015	93.35	79.44
Third Quarter	3/1/2015	5/31/2015	86.03	75.20
Fourth Quarter	6/1/2015	8/31/2015	102.75	81.48

2014 FISCAL QUARTERS
First Quarter	9/1/2013	11/30/2013	$125.39	$85.38
Second Quarter	12/1/2013	2/28/2014	124.79	90.47
Third Quarter	3/1/2014	5/31/2014	110.91	88.00
Fourth Quarter	6/1/2014	8/31/2014	91.95	81.34

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2015.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/15	$0.70	2/13/15	2/27/15	$0.35	8/14/15	8/31/15	$0.35
1/23/14	$0.70	2/14/14	2/28/14	$0.35	8/15/14	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	$0.30	8/15/13	8/30/13	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2015, the Company repurchased a total of 52,396 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2015. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2014 - September 30, 2014	—	$—	—	N/A
October 1, 2014 - October 31, 2014	—	—	—	N/A
November 1, 2014 - November 30, 2014	—	—	—	N/A
December 1, 2014 - December 31, 2014	—	—	—	N/A
January 1, 2015 - January 31, 2015	49,931	88.95	—	N/A
February 1, 2015 - February 28, 2015	19	88.95	—	N/A
March 1, 2015 - March 31, 2015	689	83.33	—	N/A
April 1, 2015 - April 30, 2015	—	—	—	N/A
May 1, 2015 - May 31, 2015	—	—	—	N/A
June 1, 2015 - June 30, 2015	—	—	—	N/A
July 1, 2015 - July 31, 2015	1,757	100.26	—	N/A
August 1, 2015 - August 31, 2015	—	—	—	N/A
Total	52,396	$90.37	—	N/A

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, current position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	73
Sherry S. Bahrambeygui	Director	51
Gonzalo Barrutieta	Director	49
Gordon B. Hanson	Director	51
Katherine L. Hensley	Director	78
Leon C. Janks	Director	66
Jose Luis Laparte	Director, Chief Executive Officer and President	49
Pierre Mignault	Director	73
Mitchell Lynn	Director	66
Edgar Zurcher	Director	64

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

Sherry S. Bahrambeygui has been a director of the Company since November 2011. Ms. Bahrambeygui joined The Price Group, LLC in September 2006 and has served as a Managing Member of The Price Group, LLC since January 2007. Additionally, Ms. Bahrambeygui serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities (fka San Diego Revitalization Corp.), and Price Philanthropies Foundation, and she also is the Chief Executive Officer of PS Ivanhoe, LLC, a commercial real estate company. Ms. Bahrambeygui was a licensed stockbroker and is a founding partner of the law firm of Hosey & Bahrambeygui, LLP. She has been practicing law with an emphasis in employment and business litigation since 1993 and provided consultation and legal representation to the Company from time-to-time between 2001 and 2008. Ms. Bahrambeygui was admitted in August 2015 to the Bar of the Supreme Court of the United States. Ms. Bahrambeygui’s thorough understanding of the business and operations of the Company, as well as having effectively assisted the Company on certain legal and business matters, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

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

Gordon H. Hanson has been a director of the Company since April 2014. Mr. Hanson has been a tenured member of the economics faculty at the University of California, San Diego since 2001. At UC San Diego, Mr. Hanson has faculty appointments in the School of Global Policy and Strategy and the Department of Economics, and also directs the Center on Emerging and Pacific Economies. From 1998 to 2001, he was a tenured member of management faculty to the University of Michigan, and from 1992 to 1998, he was on the economics faculty of the University of Texas. From 2009 until 2014, he served as a director of the Washington Office on Latin America, a non-profit organization working to promote civic advancement in the region, chairing their development committee. Mr. Hanson’s extensive background in the analysis of the economies of Latin America, including over two decades of experience in consulting for international financial organizations, contribute to the Board of Directors’ conclusion that he should serve as director of the Company.

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940. Ms. Hensley’s extensive background in the legal field, including her experience in executive compensation and corporate matters, and her many years of service to the Company as a member of the Board of Directors, as well as its Audit, Finance, Compensation, Nominating and Governance Committees, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Partner. Mr. Janks has extensive experience in domestic and international business, serving a wide variety of clients in diverse businesses. Mr. Janks is a certified public accountant. Mr. Janks’ experience, his significant accounting, financial and tax expertise and his many years of service to the Company as a member of the Board of Directors, as well as its Audit, Finance, Compensation and Executive Committees, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

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

Mitchell G. Lynn has been a director of the Company since November 2011. Mr. Lynn served in several senior executive positions and as the President and a director of TPC prior to its merger in 1993 with Costco, Inc., and from 1993 until 1994, he served as an executive officer, director and member of the Executive Committee of Price/Costco. Mr. Lynn also was a member of The Price Group, LLC from 2005 to 2008. Mr. Lynn is a founding and continuing director of Bodega Latina Corporation, dba El Super, a 50-store warehouse-style grocery retailer that targets the Hispanic market in the Western United States. Mr. Lynn is also the founder, limited partner and a general partner of CRI 2000, LP, dba Combined Resources International ("CRI"), which designs, develops and manufactures consumer products under various brand names for domestic and international wholesale distribution, primarily through warehouse clubs. Mr. Lynn also is a founder, limited partner and a general partner of ECR4Kids LP ("ECR"), which designs, manufactures and sells educational/classroom products to wholesale dealers. Additionally, Mr. Lynn served as a director of United PanAm Financial Corp. from 2001 until its sale in 2011. Mr. Lynn is a certified public accountant (inactive) and a licensed real estate broker in California. Mr. Lynn’s extensive prior experience in both the warehouse club business and general retailing and his significant knowledge relating to accounting and financial matters contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Pierre Mignault has been a director of the Company since August 2015. Mr. Mignault has more than 45 years’ experience in the retail sector, starting his career in 1969 as a management trainee with The Bay Department Stores (Hudson’s Bay Company) and working through a series of executive positions, ultimately serving as General Manager for the eastern region from 1983 until 1985. From 1985 to 1993, he served as Chief Executive Officer of Price Club Canada. Mr. Mignault served as Chief Executive Officer of Probigo Inc., a Canadian public company and the second largest food retailer in Canada, from 1993 until it was acquired by Loblaw Companies Limited in November 1998, remaining with that company through March 1999. From 2000 until September 2005, he was Chairman of Fly America Furniture, a private company. Mr. Mignault’s extensive knowledge and significant experience in both the warehouse club business and general retailing contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

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

Officers

The executive officers of the Company and their ages are as follows:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President and Director	49
John M. Heffner	Executive Vice President and Chief Financial Officer	61
Robert M. Gans	Executive Vice President, Secretary, General Counsel and Chief Ethics & Compliance Officer	66
William J. Naylon	Executive Vice President and Chief Operating Officer	53
Thomas D. Martin	Executive Vice President and Chief Merchandising Officer	59
Brud E. Drachman	Executive Vice President – Construction and Facilities	60
John D. Hildebrandt	Executive Vice President – Operations	57
Rodrigo Calvo	Executive Vice President – Real Estate	44

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

Rodrigo Calvo has been Executive Vice President - Real Estate of the Company since June 2015. Mr. Calvo served as Senior Vice President - Real Estate of the Company from January 2009 to June 2015 and was the Company’s Vice President - Real Estate from October 2004 to January 2009. From 2001 to 2004 Mr. Calvo worked in the real estate development business in Central America, and from 1994 to 1997 in engineering and construction.

ADDITIONAL INFORMATION

Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800

Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT

Annual Meeting
Wednesday, February 3, 2016 at 10:00 AM
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