Form 10-Q
period 2015-11-30
PRICESMART INC
filed 2016-01-07
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 30, 2015
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
 The registrant had 30,371,982 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2015.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of November 30, 2015 and the consolidated balance sheet as of August 31, 2015, the unaudited consolidated statements of income for the three months ended November 30, 2015 and 2014, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2015 and 2014, the unaudited consolidated statements of equity for the three months ended November 30, 2015 and 2014, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2015 and 2014, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2015	August 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$140,006	$157,072
Short-term restricted cash	60	61
Receivables, net of allowance for doubtful accounts of $0 as of November 30, 2015 and August 31, 2015, respectively	7,691	9,662
Merchandise inventories	322,623	267,175
Deferred tax assets – current	8,229	7,849
Prepaid expenses and other current assets	28,735	22,535
Total current assets	507,344	464,354
Long-term restricted cash	2,063	1,464
Property and equipment, net	443,062	433,040
Goodwill	35,846	35,871
Deferred tax assets – long term	7,016	7,464
Other non-current assets (includes $4,208 and $4,129 as of November 30, 2015 and August 31, 2015, respectively, for the fair value of derivative instruments)	41,881	39,182
Investment in unconsolidated affiliates	10,382	10,317
Total Assets	$1,047,594	$991,692
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$1,935	$6,606
Accounts payable	275,908	241,978
Accrued salaries and benefits	16,396	17,977
Deferred membership income	20,383	20,184
Income taxes payable	7,777	9,595
Other accrued expenses (includes $129 and $66 as of November 30, 2015 and August 31, 2015, respectively, for the fair value of foreign currency forward contracts)	23,450	23,558
Long-term debt, current portion	15,986	17,169
Deferred tax liability – current	18	30
Total current liabilities	361,853	337,097
Deferred tax liability – long-term	2,117	2,193
Long-term portion of deferred rent	7,264	6,595
Long-term income taxes payable, net of current portion	1,358	1,402
Long-term debt, net of current portion	78,437	73,365
Other long-term liabilities (includes $1,650 and $1,699 for the fair value of derivative instruments and $3,155 and $2,757 for post employment plans as of November 30, 2015 and August 31, 2015, respectively)	4,805	4,456
Total liabilities	455,834	425,108
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 31,164,162 and 30,977,764 shares issued and 30,370,982 and 30,184,584 shares outstanding (net of treasury shares) as of November 30, 2015 and August 31, 2015, respectively	3	3
Additional paid-in capital	405,268	403,168
Tax benefit from stock-based compensation	10,711	10,711
Accumulated other comprehensive loss	(102,108)	(101,512)
Retained earnings	307,283	283,611
Less: treasury stock at cost; 793,180 shares as of November 30, 2015 and August 31, 2015	(29,397)	(29,397)
Total equity	591,760	566,584
Total Liabilities and Equity	$1,047,594	$991,692
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2015	2014
Revenues:
Net warehouse club sales	$690,831	$636,415
Export sales	8,232	8,431
Membership income	11,466	10,115
Other income	1,402	1,060
Total revenues	711,931	656,021
Operating expenses:
Cost of goods sold:
Net warehouse club	590,183	539,028
Export	7,832	8,027
Selling, general and administrative:
Warehouse club operations	60,840	56,210
General and administrative	15,463	13,350
Pre-opening expenses	305	3,149
Loss/(gain) on disposal of assets	13	(28)
Total operating expenses	674,636	619,736
Operating income	37,295	36,285
Other income (expense):
Interest income	178	264
Interest expense	(1,373)	(1,174)
Other income (expense), net	(244)	(2,632)
Total other income (expense)	(1,439)	(3,542)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	35,856	32,743
Provision for income taxes	(12,130)	(12,102)
Income (loss) of unconsolidated affiliates	(54)	6
Net income	23,672	$20,647
Net income per share available for distribution:
Basic net income per share	$0.78	$0.68
Diluted net income per share	$0.78	$0.68
Shares used in per share computations:
Basic	29,890	29,791
Diluted	29,896	29,799
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2015	2014
Net income	$23,672	$20,647
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(472)	$(11,651)
Defined benefit pension plan:
Net gain (loss) arising during period	(4)	(11)
Total defined benefit pension plan	(4)	(11)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(120)	2,243
Total derivative instruments	(120)	2,243
Other comprehensive income (loss)	(596)	(9,419)
Comprehensive income	$23,076	$11,228

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

(2) See Note 9 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumulated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Issuance of restricted stock award	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,556	—	—	—	—	—	1,556
Net income	—	—	—	—	—	20,647	—	—	20,647
Other comprehensive income (loss)	—	—	—	—	(9,419)	—	—	—	(9,419)
Balance at November 30, 2014	30,951	$3	$398,706	$9,505	$(58,705)	$236,260	741	$(24,720)	$561,049

Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Issuance of restricted stock award	186	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,100	—	—	—	—	—	2,100
Net income	—	—	—	—	—	23,672	—	—	23,672
Other comprehensive income (loss)	—	—	—	—	(596)	—	—	—	(596)
Balance at November 30, 2015	31,164	$3	$405,268	$10,711	$(102,108)	$307,283	793	$(29,397)	$591,760

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2015	2014
Operating Activities:
Net income	$23,672	$20,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,203	7,797
(Gain)/loss on sale of property and equipment	13	(28)
Deferred income taxes	470	2,607
Equity in (gains) losses of unconsolidated affiliates	54	(6)
Stock-based compensation	2,100	1,556
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(10,473)	(6,888)
Merchandise inventories	(55,448)	(97,025)
Accounts payable	32,291	57,474
Net cash provided by (used in) operating activities	1,882	(13,866)
Investing Activities:
Additions to property and equipment	(17,708)	(26,332)
Deposits for land purchase option agreements	—	(2,023)
Proceeds from disposal of property and equipment	118	39
Investment in joint ventures	(119)	(1,200)
Net cash provided by (used in) investing activities	(17,709)	(29,516)
Financing Activities:
Proceeds from long-term bank borrowings	7,370	18,350
Repayment of long-term bank borrowings	(3,345)	(10,625)
Proceeds from short-term bank borrowings	2,255	25,807
Repayment of short-term bank borrowings	(6,882)	(8,000)
Net cash provided by (used in) financing activities	(602)	25,532
Effect of exchange rate changes on cash and cash equivalents	(637)	(35)
Net increase (decrease) in cash and cash equivalents	(17,066)	(17,885)
Cash and cash equivalents at beginning of period	157,072	137,098
Cash and cash equivalents at end of period	$140,006	$119,213

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,325	$1,040
Income taxes	$12,236	$11,657

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2015

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2015, the Company had 38 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia; five in Panama; four in Trinidad; three in Guatemala, Honduras and the Dominican Republic; two in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In January 2014, the Company acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company opened its fifth PriceSmart warehouse club in Panama in June 2015. In April 2015, the Company acquired land in Managua, Nicaragua. The Company constructed and opened a warehouse club on this site in November 2015. The Company purchased land in Chia, a city north of Bogota, Colombia where it is currently constructing a new warehouse club that is expected to open in the fall of 2016. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (the “2015 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

The Company has evaluated subsequent events through the date and time these financial statements were issued.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of November 30, 2015, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of November 30, 2015 is listed below:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30, 2015	August 31, 2015
Short-term restricted cash:
Other short-term restricted cash (1)	$60	$61
Total short-term restricted cash	$60	$61

Long-term restricted cash:
Other long-term restricted cash (1)	$2,063	$1,464
Total long-term restricted cash	$2,063	$1,464

Total restricted cash	$2,123	$1,525

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Tax Receivables - The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax. In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis.

With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due, this creates an income tax receivable. The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail. In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.9 million and $6.5 million as of November 30, 2015 and August 31, 2015, respectively. In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes. As of November 30, 2015, the Company had deferred tax assets of approximately $1.6 million in this country. Also, the Company had an income tax receivable balance of $1.7 million as of November 30, 2015 related to excess payments from fiscal year 2015. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company's policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•Short-term VAT and Income tax receivables, recorded as Other current assets: This classification is used for any

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30, 2015	August 31, 2015
Prepaid expenses and other current assets	$9,004	$4,673
Other non-current assets	24,428	22,239
Total amount of VAT receivable reported	$33,432	$26,912

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30, 2015	August 31, 2015
Prepaid expenses and other current assets	$2,765	$2,941
Other non-current assets	9,178	8,772
Total amount of income tax receivable reported	$11,943	$11,713

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

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis.  The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obliger in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

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

Long-term VAT and Income tax receivables: The fair value of long-term receivables would normally be measured using a discounted cash flow analysis based on the current market interest rates for similar types of financial instruments, with an estimate of the time these receivables are expected to be outstanding. However, the Company is not able to provide an estimate on the time these receivables owed to the Company by various government agencies are expected to be outstanding; therefore, the Company has not presented a fair value on the long-term VAT and Income tax receivables.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of November 30, 2015 and August 31, 2015 is as follows (in thousands):

	November 30, 2015		August 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$94,423	$92,372	$90,534	$88,307

(1) The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of November 30, 2015 and August 31, 2015, to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2015 and August 31, 2015.

Fair Value Instruments. The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2015 and August 31, 2015.

Early Settlement of Derivative Instruments Qualifying for Hedge Accounting. During the fourth quarter of fiscal year 2015, the Company's Colombia subsidiary paid off the outstanding principal balance of U.S. $24.0 million on loan agreements that were entered into by the subsidiary with Scotiabank & Trust (Cayman) Ltd before the scheduled loan payment dates. The Company's Colombia subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia ("Scotia Bank") related to these loans during the fourth quarter of fiscal year 2015. As indicated above, for a derivative instrument to qualify for cash flow hedge accounting there must be an expectation that the derivative instrument will be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. As part of the determination that a derivative instrument is highly effective at offsetting the exposure, the Company must determine that that the forecasted transaction will occur; therefore, an entity's past ability to accurately predict forecasted transactions should be considered when determining if a hedged transaction qualifies for cash flow hedge accounting. To the extent an entity has developed a pattern of changing the probability of occurrence of forecasted transactions, the ability of the entity to accurately predict forecasted transactions and the propriety of using hedge accounting in the future for similar forecasted transactions would be called into question. The Company believes that the settlements of these derivatives does not demonstrate such a pattern and does not disqualify the Company from the application of hedge accounting for the remaining hedging instruments and underlying loans whose terms and conditions remain unchanged. The Company classifies cash payments or proceeds from termination of derivatives as net cash provided by (used in) operating activities within the consolidated statements of cash flows.

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2015 and August 31, 2015 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of November 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$4,208	$—	$4,208
Other long-term liabilities – (Interest rate swaps)	—	(379)	—	(379)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,271)	—	(1,271)
Total	$—	$2,558	$—	$2,558

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$4,129	$—	$4,129
Other long-term liabilities – (Interest rate swaps)	—	(387)	—	(387)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,312)	—	(1,312)
Total	$—	$2,430	$—	$2,430

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2015 and August 31, 2015 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of November 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(129)	$—	$(129)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(129)	$—	$(129)

Assets and Liabilities as of August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(66)	$—	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(66)	$—	$(66)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill – The table below presents goodwill resulting from certain business combinations as of November 30, 2015 and August 31, 2015 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	November 30, 2015	August 31, 2015	Change
Goodwill	$35,846	$35,871	$(25)

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

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. For e-commerce sales, revenue is recognized upon pickup of the merchandise by the member or when the common carrier takes possession of the merchandise. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated based on the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of value added/sales tax basis.

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provides members with a 2% rebate on most items, up to an annual maximum of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses. The rebate is issued annually to Platinum members on March 1 and expires August 31. Any rebate amount not redeemed by August 31 is recognized as breakage revenue. The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as Revenues: Other income on the consolidated statements of income. The Company has determined that breakage revenue is insignificant; therefore, it records 100% of the Platinum membership liability at the time of sale, rather than estimating breakage.
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

Insurance Reimbursements- Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related cost.  Anticipated proceeds in excess of the amount of loss recognized are considered gains and are subject to gain contingency guidance. Anticipated proceeds in excess of a loss recognized in the financial statements are not recognized until all contingencies related to the insurance claim are resolved.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Guatemala Pradera warehouse club experienced a fire in its merchandise receiving department during the early morning hours of June 4, 2015.  No members or employees were in the warehouse club at the time. The fire was extinguished, but caused considerable smoke and some fire damage. The warehouse club was closed for nine days and reopened on June 13, 2015. The Company is insured for these costs and has filed an insurance claim with its insurance provider. During the quarter ended August 31, 2015, the Company recorded an initial receivable of approximately $2.8 million against the expected insurance payment related to expenses associated with the write off of inventory, equipment disposals, building repairs, other associated costs recognized related to the fire and for current replacement costs for assets lost in the fire in excess of the net book value (disposal cost). The Company received as of August 31, 2015 approximately $300,000 in payments against the claim filed and the receivable recorded. Of this amount, approximately $76,000 was recorded as a gain on disposal of assets, as proceeds received from the insurance reimbursement were in excess of the amount of loss recognized on the disposal of assets. Additionally, the Company recorded approximately $28,000 for the disposal of assets damaged during the fire, for which it had not yet been reimbursed. As of August 31, 2015, the Company's receivable related to this insurance claim was approximately $2.6 million. The Company’s insurance policy also addresses coverage for business interruption. During the fourth quarter of fiscal year 2015, the Company filed a claim with its insurance carrier for approximately $332,000 related to business interruption for which the Company did not record a receivable. Insurance proceeds for reimbursements related to business interruptions are considered gain contingencies and will not be recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized. During the fourth quarter of fiscal year 2015, the Company expensed to cost of goods sold, net warehouse club expense of approximately $165,000 related to the write off of inventory not covered by insurance. Additionally, the Company expensed to selling, general and administrative approximately $34,000 in salaries related to the clean up and preparation of the warehouse club for reopening.

The Company received the final insurance settlement payments of approximately $3.1 million during the quarter ended November 30, 2015. As a result, the Company recorded a credit to cost of goods sold of approximately $165,000 during the period that reflects the reversal of the inventory written off previously and now covered under the claim and gain on the disposal of assets for $85,000 that included reimbursement from the insurance for assets disposed of in fiscal year 2015. Additionally, the Company recorded during the quarter other income from insurance proceeds of approximately $202,000 during the period that reflects the amount reimbursed to the Company for business interruption coverage, net of taxes and other miscellaneous amounts charged to the Company by the insurance company for storage of the damaged inventory.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials in cost of goods sold. The Company also includes in cost of goods sold the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation at its distribution facilities and payroll and other direct costs for in-store demonstrations.

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

Contingencies and Litigation –  The Company records and reserves for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.  If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Company does not record a reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

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

The following table summarizes the amounts recorded for the three month periods ending November 30, 2015 and 2014 (in thousands):

	Three Months Ended
	November 30, 2015	November 30, 2014
Currency gain (loss)	$(244)	$(2,632)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions as of November 30, 2015 and August 31, 2015. During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company. In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding. Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including supreme court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. Also, in another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes. As of November 30, 2015, the Company had deferred tax assets of approximately $1.6 million in this country. Also, the Company had an income tax receivable balance of $1.7 million as of November 30, 2015 related to excess payments from fiscal year 2015. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended
	November 30, 2015	November 30, 2014
Federal tax provision at statutory rates	35.0%	35.0%
State taxes, net of federal benefit	0.4	0.5
Differences in foreign tax rates	(4.7)	(4.6)
Permanent items and other adjustments	2.0	3.2
Increase (decrease) in foreign valuation allowance	1.1	2.9
Provision for income taxes	33.8%	37.0%

The variance in the effective tax rate for the three-month period ended on November 30, 2015 compared to the same period of the prior year was primarily attributable to the favorable impact of 3.25% resulting from the net effect of a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance offset by the unfavorable impact of 0.53% resulting from a retroactive change in the statutory income tax rate in one of the foreign jurisdictions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

FASB ASC 740 ASU 2015-17 -Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board ("FASB") issued amendments to the guidance that eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2016. Early adoption is allowed. The Company is currently reviewing the adoption of this amendment to the guidance. Upon adoption, the Company will be required to classify all deferred tax assets and liabilities as noncurrent.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendments in this ASU were deferred by ASU 2015-14 for all entities by one year and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Management is evaluating the impact adoption of this guidance may have on the Company's consolidated financial statements.

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

Property and equipment consist of the following (in thousands):

	November 30, 2015	August 31, 2015
Land	$128,924	$128,071
Building and improvements	289,517	278,982
Fixtures and equipment	174,404	164,916
Construction in progress	23,953	26,679
Total property and equipment, historical cost	616,798	598,648
Less: accumulated depreciation	(173,736)	(165,608)
Property and equipment, net	$443,062	$433,040

Depreciation and amortization expense (in thousands):

	Three Months Ended November 30,
	2015	2014
Depreciation and amortization expense	$9,203	$7,797

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
Total interest capitalized (in thousands):

	As of November 30, 2015	As of August 31, 2015
Total interest capitalized	$7,076	$6,961

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest capitalized (in thousands):

	Three Months Ended November 30,
	2015	2014
Interest capitalized	$294	$616

The Company also recorded within accounts payable and other accrued expenses approximately $116,000 and $1.5 million respectively, as of November 30, 2015 and $458,000 and $1.5 million, respectively, as of August 31, 2015 of liabilities related to the acquisition and/or construction of property and equipment.

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

The following table sets forth the computation of net income per share for the three months ended November 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2015	2014
Net income	$23,672	$20,647
Less: Allocation of income to unvested stockholders	(334)	(333)
Net earnings available to common stockholders	$23,338	$20,314
Basic weighted average shares outstanding	29,890	29,791
Add dilutive effect of stock options (two-class method)	6	8
Diluted average shares outstanding	29,896	29,799
Basic net income per share	$0.78	$0.68
Diluted net income per share	$0.78	$0.68

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company's Board of Directors during the first three months of fiscal year 2016. The following table summarizes the dividends declared and paid during fiscal year 2015.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/4/15	$0.70	2/13/15	2/27/15	N/A	$0.35	8/14/15	8/31/2015	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended November 30, 2015
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2015	$(100,540)	$(113)	$(859)	$(101,512)
Other comprehensive income (loss)	(472)	(4)	(120)	(596)
Ending balance, November 30, 2015	$(101,012)	$(117)	$(979)	$(102,108)

	Three Months Ended November 30, 2014
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2014	$(50,410)	$113	$1,011	$(49,286)
Other comprehensive income (loss)	(11,651)	(11)	2,243	(9,419)
Ending balance, November 30, 2014	$(62,061)	$102	$3,254	$(58,705)

	Twelve Months Ended August 31, 2015
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2014	$(50,410)	$113		$1,011		$(49,286)
Other comprehensive income (loss)	(50,130)	65		(1,770)		(51,835)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(291)	(2)	(100)	(1) (3)	(391)
Ending balance, August 31, 2015	$(100,540)	$(113)		$(859)		$(101,512)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.

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

	November 30, 2015	August 31, 2015
Retained earnings not available for distribution	$5,061	$5,015

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

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or certain prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 1,233,897 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

	Shares authorized for issuance as of November 30, 2015	Shares available to grant
	(including shares originally authorized for issuance under the prior plans)	November 30, 2015	August 31, 2015
2013 Plan	944,905	645,863	847,876

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended November 30,
	2015	2014
Options granted to directors	$25	$27
Restricted stock awards	1,701	1,249
Restricted stock units	374	280
Stock-based compensation expense	$2,100	$1,556

The following tables summarize other information related to stock-based compensation:

	As of November 30,
	2015	2014
Remaining unrecognized compensation cost (in thousands)	$33,477	$18,002
Weighted average period of time over which this cost will be recognized (years)	5	6

	Three Months Ended November 30,
	2015	2014
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	—	—

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a period of up to ten years, and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the period was as follows:

	Three Months Ended November 30,
	2015	2014
Grants outstanding at beginning of period	366,021	488,416
Granted	202,396	—
Forfeited	(383)	—
Vested	—	—
Grants outstanding at end of period	568,034	488,416

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Three Months Ended November 30,
Weighted Average Grant Date Fair Value	2015	2014
Restricted stock awards and units granted	$84.86	$—
Restricted stock awards and units vested	$—	$—
Restricted stock awards and units forfeited	$—	$—

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

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Three Months Ended November 30,
	2015	2014
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Three Months Ended November 30,
	2015	2014
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	November 30, 2015	August 31, 2015
Stock options outstanding	20,000	20,000

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2015 and August 31, 2015, the Company has recorded within other accrued expenses a total of $4.3 million and $4.1 million, respectively, for various non-income tax related tax contingencies.

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
Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years ended November 30,	Open Locations(1)
2016	$7,952
2017	10,466
2018	10,505
2019	10,319
2020	9,659
Thereafter	93,815
Total	$142,716

(1)
Operating lease obligations have been reduced by approximately $215,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of November 30, 2015 and August 31, 2015, these commitments were approximately $13.6 million and $12.3 million, respectively, for construction services not yet rendered.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into a land purchase option agreement that has not been recorded as a commitment, for which the Company has recorded within the balance sheet approximately $200,000 within construction in process.  The land purchase option agreement can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise this land purchase option, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreement is exercised, the cash use would be approximately $8.1 million.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on December 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $290,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2015	$57,656	$1,935	$87	$55,634	5.9%
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

As of November 30, 2015 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2015 and August 31, 2015, the Company was in compliance with respect to these covenants. Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the three months ended November 30, 2015:

(Amounts in thousands)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Repayments of long-term debt:
Regularly scheduled loan payments	(238)	(3,107)	(3,345)
Reclassifications of long-term debt	(944)	944	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(1)	(135)	(136)
Balances as of November 30, 2015	$15,986	$78,437	$94,423	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount on non-cash assets assigned as collateral for this total was $107.5 million. No cash assets were assigned as collateral for this total.

As of November 30, 2015, the Company had approximately $45.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2015, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2015, the Company had approximately $47.4 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2015, the Company was in compliance with all covenants or amended covenants.

Annual maturities of long-term debt are as follows (in thousands):

Three months ended November 30,	Amount
2016	$15,540
2017	13,294
2018	12,797
2019	27,932
2020	16,506
Thereafter	4,424
Total	$90,493

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

Cash Flow Hedges

As of November 30, 2015, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three-month period ended November 30, 2015 and 2014, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2015	$622	$621	$1,243
Interest expense for the three months ended November 30, 2014	$349	$512	$861

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	November 30, 2015	August 31, 2015
Scotiabank	$36,158	$37,458
Citibank N.A.	33,262	34,287
Total	$69,420	$71,745

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands, except footnote data):

		November 30, 2015			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross currency interest rate swaps(1)	Other non-current assets	$4,208	$(14)	$(4,194)	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(379)	95	284	(387)	98	289
Cross currency interest rate swaps	Other long-term liabilities	(1,271)	381	890	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$2,558	$462	$(3,020)	$2,430	$579	$(3,009)

(1) The tax effect of these swaps is largely offset by a valuation allowance.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not settle any derivatives during the three months ended November 30, 2015. The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

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

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company did not enter into any non-deliverable forward foreign exchange contracts during the three months ended November 30, 2015. The following table summarizes the non-deliverable forward foreign exchange contracts that the Company entered during the twelve months ended August 31, 2015:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-15	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2016	August 31, 2015-August 30, 2016

For the three-month periods ended November 30, 2015 and 2014, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended
Income Statement Classification	November 30, 2015	November 30, 2014
Other income (expense), net	$(63)	$2,613

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2015		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(129)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(129)		$(66)

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

In 2008, the Company entered into real estate joint ventures to jointly own and operate separate commercial retail centers adjacent to warehouse clubs in Panama (Golf Park Plaza, S.A.) and Costa Rica (Plaza Alajuela, S.A.). Due to the initial nature of the joint ventures and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. For the three months ended November 30, 2015 and 2014, the Company recognized rent expense of $26,400 and for this lease.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of November 30, 2015 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments (1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(77)	$6,941	$99	$7,040
Price Plaza Alajuela, S.A.	50%	2,193	1,236	12	3,441	785	4,226
Total		$6,809	$3,638	$(65)	$10,382	$884	$11,266

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30, 2015	August 31, 2015
Current assets	$487	$432
Noncurrent assets	$12,161	$12,157
Current liabilities	$1,228	$1,120
Noncurrent liabilities	$11	$11

	Three Months Ended November 30,
	2015	2014
Net income (loss)	$(108)	$12

NOTE 11 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 38 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal year 2015, the Company's operating segments, were the United States, Latin American and the Caribbean. During the second quarter of fiscal year 2015, the Company created a new operating segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. The Company has made this change as a result of the information that the Company's senior operating management regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and retrospectively adopted this change for the disclosure of financial information presented by segment. This presentation more closely reflects the information reviewed by the Company's chief operating decision maker.

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total

Three Months Ended November 30, 2015
Revenue from external customers	$8,249		$423,560	$211,663	$68,459	$—	$711,931
Intersegment revenues	314,621		—	1,438	—	(316,059)	—
Depreciation and amortization	930		4,241	2,408	1,624	—	9,203
Operating income	5,479		33,709	13,590	(334)	(15,149)	37,295
Net income	1,727		26,202	11,803	(911)	(15,149)	23,672
Capital expenditures, net	909		11,181	3,982	3,275	—	19,347
Long-lived assets (other than deferred tax assets)	15,380		266,435	109,455	106,118	—	497,388
Goodwill	—		31,212	4,634	—	—	35,846
Total assets	71,467		529,699	278,149	168,279	—	1,047,594

Three Months Ended November 30, 2014
Revenue from external customers	$8,431		$383,164	$198,391	$66,035	$—	$656,021
Intersegment revenues	338,328		—	1,383	—	(339,711)	—
Depreciation and amortization	542		3,644	2,288	1,323	—	7,797
Operating income	7,903		31,132	12,169	(937)	(13,982)	36,285
Net income	3,362		24,328	10,254	(3,315)	(13,982)	20,647
Capital expenditures, net	(2,773)	(2)	14,806	3,196	14,391	—	29,620
Long-lived assets (other than deferred tax assets)	13,261		250,968	109,905	131,613	—	505,747
Goodwill	—		31,445	4,717	—	—	36,162
Total assets	69,240		503,941	249,220	214,731	—	1,037,132

As of August 31, 2015
Long-lived assets (other than deferred tax assets)	$15,391		$255,576	$107,746	$105,290	$—	$484,003
Goodwill	—		31,211	4,660	—	—	35,871
Total assets	89,167		491,548	239,311	171,666	—	991,692

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)	The decrease in capital expenditures is a result of the transfers of capital assets from this segment to other segments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2015 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Real Estate Transactions

ODP

On December 11, 2015 the Company's joint venture Golf Park Plaza, S.A. ("GPP"), transferred final ownership of land to OD Panama, S.A. ("ODP"), which is operated by Office Depot Mexico, S.A. de C.V., following its execution of the related purchase option. However, as of January 7, 2016, the deed has not yet been recorded with the relevant agencies in Panama. ODP had on July 15, 2011 (fiscal year 2011), entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP. The option to purchase the land had a three-year limit beginning in April 2013. As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time its building was completed and its store opened to the public; (iii) paid monthly rent per the lease clause of the agreement which the Company recognized on a straight line basis; and (iv) contracted to pay an additional $109,000, less any rental payments previously applied per the lease clause, when ODP exercised its option to purchase the land. ODP opened its store in April of 2013. GPP recorded rental income on a straight line basis for approximately $106,000, $72,000 and $12,000 during the fiscal years ended August 31, 2015, 2014 and 2013, respectively. Gonzalo Barrutieta, who is a director of the Company, is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates ODP.

San Pedro Sula adjacent land

On December 4, 2015 the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras. If the option is exercised, the parcels will be used to expand the parking lot for the warehouse club.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 27.8% of our voting stock as of November 30, 2015, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2015 filed on October 29, 2015 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three-month period ended November 30, 2015 and 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. We operate in 13 countries/territories that are located in Latin America and the Caribbean. Our ownership in all operating subsidiaries as of November 30, 2015 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of November 30, 2015 for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2015	Number of Warehouse Clubs in Operation as of November 30, 2015	Anticipated warehouse club openings in fiscal year 2016	Anticipated warehouse club openings in fiscal year 2017

Colombia	6	6	—	1
Costa Rica	6	6	—	—
Panama	5	5	—	—
Trinidad	4	4	—	—
Dominican Republic	3	3	—	—
Guatemala	3	3	—	—
El Salvador	2	2	—	—
Honduras	3	3	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Nicaragua	1	2	—	—
Totals	37	38	—	1

In 2014, we purchased land in Pereira and Medellin, Colombia and leased land in the city of Bogota, Colombia. We built new warehouse clubs on these three sites, opening the Bogota location in October 2014 and the Pereira and Medellin locations in November 2014. Together with the three warehouse clubs that were already operating in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of operating PriceSmart warehouse clubs in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015. In April 2015, we acquired land in Managua, Nicaragua. We constructed and then opened a warehouse club on this site in November 2015. We are currently constructing a new warehouse club on land acquired in May 2015 in Chia, Colombia which is expected to open in the fall of 2016.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. During the second quarter of fiscal year 2015, the Company created a new operating segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. The Company has made this change as a result of the information that the Company's senior operating management regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and retrospectively adopted this change for the disclosure of financial information presented by segment. The Company’s operating segments are the United States, Central America, the Caribbean and Colombia.

General Market Factors

Our sales and profits vary from market to market depending on general economic factors, including foreign currency exchange rates; political and social conditions; local demographic characteristics (such as population and per capita gross domestic spending); the number of years PriceSmart has operated in a particular market; and the level of retail and wholesale competition in that market.

Our consolidated results of operations continue to be significantly and adversely affected by events in Colombia, resulting largely from a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar that occurred over the past 15 months. This not only reduces the value of sales and membership income that is generated in Colombia when translated to U.S. dollars for our consolidated results, but it also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering. This, along with the fact that we are still relatively new in the Colombia market, coupled with the sophisticated level of competition in that market, has impacted sales and has resulted in lower operating income as a percentage of sales in Colombia compared to our other markets. Our Central America and the Caribbean operations continue to experience good sales and profit growth. Panama is a particularly strong market for us because of good overall economic growth. Panama was also where we opened our first PriceSmart warehouse club in 1996 (and our fifth in June 2015) and has maintained a high degree of member loyalty. Costa Rica, our largest market in terms of sales, experienced good results in the second half of fiscal year 2015 as the currency stabilized and economic conditions improved, which has carried over to the first quarter of fiscal year 2016. In the three northern Central America countries, Guatemala, Honduras and El Salvador, where crime and violence have had an impact on society, our business nevertheless has continued to do well. In addition, the Caribbean markets in total contributed to an overall 6.7% growth in net warehouse club sales during the first quarter of fiscal year 2016 with no new warehouse clubs added.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and into the current fiscal quarter, as many of our markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency. In the first quarter of fiscal year 2016, approximately 78% of our net warehouse sales were in currencies other than the U.S dollar. Net warehouse sales, for the quarter, were comprised of approximately 53% of products purchased in U.S. dollars.

Currency exchange rate fluctuations affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars, which can impact year over year growth when measured in U.S. dollars compared to local currency growth rates. In addition, we revalue on a monthly basis all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise. This revaluation can result in either gains or losses on the Company’s statement of operations and affect the Company’s reported net income.

We seek to minimize the impact of negative foreign exchange fluctuations on our results by utilizing from time to time one or more of the following strategies: (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates and our competition; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Honduras and Guatemala and have employed cross-currency interest rate swaps in Colombia, Costa Rica and Honduras and forward currency derivatives in Costa Rica. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility regarding currencies could have a material impact on our operations in future periods; however, there is no way to accurately forecast the impact of the change in rates on our future demand for imported products, reported sales or financial results.

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

Current and Future Management Actions

Generally, our operating efficiencies, earnings and cash flow improve as sales increase. Higher sales provide greater purchasing power which often translates into lower cost of merchandise from our suppliers and lower prices for our members. Higher sales, coupled with continuous efforts to improve efficiencies through our distribution network and within our warehouse clubs, also give us the opportunity to leverage our operating costs and reduce prices for our members.

 We seek to grow sales by increasing transaction size and shopping frequency with our members by providing high quality, differentiated merchandise at a good value. We also grow sales by attracting new members to our existing warehouse clubs and improving the capability and capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations. Finally, sales growth is also achieved when we add new warehouse clubs in those markets that can support that growth. Sales during the first quarter of fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015. Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing markets is based on a long-term outlook. Overall, for the first quarter of fiscal year 2016, net warehouse sales increased 8.6% when compared to the same period a year ago.

One of the distinguishing features of the warehouse club format is the role membership plays both in terms of pricing and member loyalty. Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices. In most of our markets, the annual membership fee is the equivalent of US $35 for both business members and non-business “Diamond” members. In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market. The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time. More recently, the Colombian peso has been trading above 3,000 COP to 1 U.S. dollar so that the converted membership price in U.S. dollars has gone from approximately $30 to approximately $20. We have not raised the Colombian peso price of membership in Colombia because our business is new and we want to avoid decisions that could negatively impact member satisfaction. In addition to the standard warehouse club membership, we offer in Costa Rica what we call Platinum membership for $75. A Platinum membership earns a 2% rebate on annual purchases up to a maximum of $500 rebate per year. Since introducing Platinum membership two years ago, we have been evaluating its impact on our business and will soon make a decision as to whether or not to expand the program to other markets.

Logistics and distribution operations are an important part of what allows us to deliver high quality merchandise at low prices to our members. About 48% of the Company’s sales are derived from merchandise acquired in local markets or regionally, with 52% of the merchandise acquired internationally and received and shipped primarily from our Miami distribution centers, either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets. Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices, and we expect to add more in the future as merchandise volumes increase. These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment.

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

With respect to our on-going actions in response to the devaluation of the Colombia peso, we are working to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) reducing our mark-ups (margins) for these items; (3) expanding our use of local suppliers, particularly with regard to private-label branded product; and (4) continuing to offer value and merchandise differentiation to our members. Ensuring long-term growth in the Colombia market is a key strategic priority. Therefore, we are prepared to accept lower merchandise margins and profits in Colombia in order to solidify our market position for the future. We are encouraged by the fact that membership sign ups at our Colombia clubs continue and by the good growth in transactions and local currency denominated sales. We have not changed our plans to expand our footprint in Colombia and are currently constructing a warehouse club in Chia, Colombia which will be our seventh club in that country when it opens in the fall of 2016. However, future fluctuations in the exchange rate could have a material effect on business performance in Colombia and our consolidated results.

Financial highlights for the first quarter of fiscal year 2016 included:

•
Net warehouse club sales increased 8.6% over the comparable prior year period. We ended the quarter with 38 warehouse clubs compared to 36 warehouse clubs at the end of the first quarter of fiscal year 2015. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended November 29, 2015 grew 1.7%.

•	Membership income for the first quarter of fiscal year 2016 increased 13.4% to $11.5 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 3.3% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.6%, a decrease of 73 basis points (0.73%) from the same period last year.

•	Operating income for the first quarter of fiscal year 2016 was $37.3 million, an increase of $1.0 million over the first quarter of fiscal year 2015.

•	We had a $(244,000) net loss from currency exchange transactions in the current quarter compared to a $(2.6) million net loss from currency exchange transactions in the same period last year.

•	Net income for the first quarter of fiscal year 2016 was $23.7 million, or $0.78 per diluted share, compared to $20.6 million, or $0.68 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2015 with the three-month period ended on November 30, 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended November 30,
	2015		2014
	Amount	% Change	Amount
Net warehouse club sales	$690,831	8.6%	$636,415

Comparison of Three Months Ended November 30, 2015 and 2014

Net warehouse club sales for the first quarter of fiscal year 2016 compared to the same quarter in fiscal year 2015 were positively impacted by the addition of three new warehouse clubs in Colombia which were only open for a portion of the first quarter of fiscal year 2015, the new warehouse club in Panama, and the opening in November 2015 of the new warehouse club in Nicaragua. Panama, Honduras, Jamaica, and Nicaragua each recorded sales growth in excess of 10% in the quarter compared to last year, and we recorded positive sales growth in all countries. Net warehouse sales growth in Colombia was 3.0%, reflecting the negative impact of the year-on-year Colombian peso devaluation of approximately 45%. In local currency, Colombia sales grew 49.2% from the comparable period a year ago. Net warehouse sales growth in the first quarter of fiscal year 2016 resulted from an 11.8% increase in transactions and a 2.9% decrease in average ticket. Excluding Colombia, the average ticket declined just 0.1%.

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

As part of the expansion of our e-commerce program, we began direct home delivery of products not carried in our warehouse clubs to members in Colombia in August 2015. For e-commerce sales, revenue is recognized upon pickup of the merchandise by the member or when the common carrier takes possession of the merchandise. Currently these e-commerce sales of products not carried in our warehouse clubs are being excluded from our comparable sales. Home delivery for e-commerce sales of products that are carried in our warehouse clubs are reflected in the comparable sales for the warehouse club from which the inventory was sourced.

Comparison of Three Months Ended November 30, 2015 and 2014

Comparable warehouse club sales for the 33 warehouse clubs that were open for at least 13 ½ months increased 1.7% for the 13-week period ended November 30, 2015, compared to the same 13-week period last year. Comparable warehouse sales were negatively impacted by the devaluation of the Colombian peso from the year ago period. Three warehouse clubs in Colombia are included in the calculation of comparable warehouse sales. Excluding those warehouse clubs, the 13-week comparable warehouse sales for the other 30 warehouse clubs open for at least 13 ½ months increased 5.0%. We opened a new warehouse club west of Panama City, Panama in June 2015 and one in Managua, Nicaragua in November 2015. These new warehouse clubs are not far from existing warehouse clubs which are included in the calculation for comparable warehouse club sales. In both cases they are attracting new members from areas not previously served by us. However, it is also creating the opportunity for some existing members, particularly those who shopped now find the new clubs closer to their homes, to shop at the new locations. This transfer of sales from an existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation has an adverse impact on comparable warehouse club sales while adding to overall sales growth for the Company.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three months ended November 30, 2015 and 2014.

	Three Months Ended November 30,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$415,465	60.1%	$39,411	10.5%	$376,054	59.1%
Caribbean	208,606	30.2%	13,034	6.7%	195,572	30.7%
Colombia	$66,760	9.7%	$1,971	3.0%	$64,789	10.2%
Net warehouse club sales	$690,831	100.0%	$54,416	8.6%	$636,415	100.0%

Comparison of Three Months Ended November 30, 2015 and 2014

Net warehouse sales growth in Central America was positively impacted by the openings of two new warehouse clubs, one in Panama (June 2015) and one in Nicaragua (November 2015). Despite having a full quarter’s worth of sales for the three warehouse clubs which opened in Colombia in October and November 2014, the effect of the devaluation of the Colombian peso on U.S. dollar warehouse sales resulted in our experiencing only a 3.0% overall growth in Colombia. For the first quarter of fiscal year 2016, net warehouse sales in local currency in Colombia grew 49.2%.

The Caribbean segment had no new warehouse clubs in the comparable periods, and while currency devaluations in the Dominican Republic and Jamaica occurred, overall sales growth in the quarter for the Caribbean segment was 6.7%.

Export Sales

	Three Months Ended November 30,
	2015				2014
	Amount	% of net sales	Increase/(decrease) from prior year	Change	Amount	% of net sales
Export sales	$8,232	1.2%	$(199)	(2.4)%	$8,431	1.3%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximately 5% margin. Changes in the activity in the three months ended November 30, 2015 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended November 30,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,466	$1,351	13.4%	$10,115
Membership income % to net warehouse club sales	1.7%			1.6%
Number of total accounts	1,463,136	172,381	13.4%	1,290,755

Comparison of Three Months Ended November 30, 2015 and 2014

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts during the last twelve months, primarily from Colombia which accounted for

48% of the total increase in member accounts from a year ago. The income recognized per average member account decreased 5.0%, which reflects the impact of devaluation in Colombia on the translation of membership fees in local currency to U.S. dollars. In Colombia, the membership is priced in Colombian pesos. We have not raised the fee despite the recent devaluation. Excluding Colombia, the average income recognized per member account increased 2.0%.

During the first quarter of fiscal year 2016, the Company experienced a reduction in overall membership accounts of 23,049 from August 31, 2015. This reduction was due to the first anniversary date for a large number of accounts associated with the three warehouse clubs in Colombia which opened in October and November of 2015 and the low initial renewal rate for those accounts. The opening of these three warehouse clubs last year resulted in over 91,000 expiring accounts in October and November from the record number of new member sign-ups experienced at the opening of these clubs. As expected, we experienced a low renewal rate for those expiring accounts as of the end of November (although it is not uncommon for accounts to renew up to three months following their expiration date) due to a historically lower renewal rate for first year members generally, the distance of our warehouse clubs in Bogota and Medellin to where certain members live, and the impact of price increases on imported products due to the Colombian peso devaluation. As a result, the Company’s twelve-month renewal rate for the period ending November 30, 2015 declined to 82% from 86% at the end of fiscal year 2015. Excluding Colombia, the twelve-month renewal rate was 87%, same as the end of fiscal year 2015.

Other Income

	Three Months Ended November 30,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Other income	$1,402	$342	32.3%	$1,060

Comparison of Three Months Ended November 30, 2015 and 2014

The Company recorded a $202,000 gain associated with an insurance recovery for the fire in the Pradera, Guatemala warehouse club which occurred in June 2015.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended November 30,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$690,831	$54,416	100.0%	$636,415	100.0%
Less associated cost of goods	590,183	51,155	85.4%	539,028	84.7%
Warehouse gross profit margin	$100,648	$3,261	14.6%	$97,387	15.3%

Comparison of Three Months Ended November 30, 2015 and 2014

For the three months ended November 30, 2015, warehouse gross profit margin as a percent of sales was 73 basis points (0.73%) lower than the three months ended November 30, 2014. Warehouse gross profit margin as a percent of sales decreased 363 basis points (3.63%) in Colombia from the year ago period largely as a result of actions we continue to take to reduce the impact of higher prices on imported goods to our members. Overall, this negatively impacted the Company’s margin by 30 basis points (0.30%). Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 43 basis points (0.43%) lower than the same quarter a year ago, which is consistent with our model to continually lower margins and increase sales.

Export Sales Gross Profit Margin

	Three Months Ended November 30,
	2015			2014
	Amount	Increase/(decrease) from prior year	% to sales	Amount	% to sales
Export sales	$8,232	$(199)	100.0%	$8,431	100.0%
Less associated cost of goods sold	7,832	(195)	95.1%	8,027	95.2%
Export sales gross profit margin	$400	$(4)	4.9%	$404	4.8%

Comparison of Three Months Ended November 30, 2015 and 2014

The decrease in export sales gross margin dollars for the three months ended November 30, 2015 compared to the same period a year ago was due to decrease in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended November 30,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$60,840	8.8%	$4,630	8.2%	$56,210	8.8%

Comparison of Three Months Ended November 30, 2015 and 2014

Warehouse club operations expense as a percent of net warehouse sales for the first quarter of fiscal year 2016 remained flat compared to the same period in fiscal 2015. The addition of five new warehouse clubs for some or all of the quarter was the primary contributor to the higher dollar spending from the year ago period.

General and Administrative Expenses

	Three Months Ended November 30,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$15,463	2.2%	$2,113	15.8%	$13,350	2.1%

Comparison of Three Months Ended November 30, 2015 and 2014

General administrative expenses grew 15.8% resulting from additional staffing to support the Company’s growth, most notably in the buying and information technology areas, and an increase in deferred compensation expense associated with new stock awards granted in the period.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended November 30,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$305	$(2,844)	(90.3)%	$3,149

Comparison of Three Months Ended November 30, 2015 and 2014

Pre-opening expenses incurred during the first quarter of fiscal year 2016 were related to the warehouse club opened in Managua, Nicaragua during November 2015. The pre-opening expenses for the first quarter of fiscal year 2015 were for the three newer Colombia warehouse clubs (Bogota, Pereira and Medellin) and the newer Panama warehouse club. We opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended November 30,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$13	$41	(146.4)%	$(28)

Operating Income

	Three Months Ended November 30,
	2015				2014
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$37,295	5.4%	$1,010	2.8%	$36,285	5.7%

Comparison of Three Months Ended November 30, 2015 and 2014

For the three months ended November 30, 2015, operating income improved $1.0 million compared to the prior year period, primarily due to higher sales and membership income and lower pre-opening expenses.

Interest Expense

	Three Months Ended November 30,
	2015		2014
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,046	$(232)	$1,278
Interest expense related to hedging activity	621	109	512
Capitalized interest	(294)	322	(616)
Net interest expense	$1,373	$199	$1,174

Comparison of Three Months Ended November 30, 2015 and 2014

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three months ended November 30, 2015 increased from a year ago, with an increase in interest expense on loans and on interest expenses related to hedging activity and a decrease in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, hedging activities related to new loan activity to support the increase in construction activities related to the three new warehouse clubs in Colombia, and new warehouse clubs in Panama and Nicaragua.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended November 30,
	2015		2014
	Amount	Increase from prior year	Amount
Other income (expense), net	$(244)	$2,388	$(2,632)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of Three Months Ended November 30, 2015 and 2014

During the first quarter of fiscal year 2016, the net currency loss was lower due to the decrease in the revaluation of non-functional currency monetary assets and liabilities. This was primarily due to the negligible change in the value of the Colombian peso at the end of the first quarter of fiscal year 2016 when compared to fiscal year end 2015, even though trading values of the Colombian peso continue to fluctuate daily. For the first quarter of fiscal year 2015, we recorded a sizable net currency loss of $(2.6) million resulting from the revaluation of non-functional currency monetary assets and liabilities net of gains associated with non-deliverable forwards that were in place to manage currency fluctuations. Of the total loss, $2.3 million resulted from the devaluation of the Colombian peso. Merchandise and fixed asset shipments during the quarter in advance of the opening of the three new warehouse clubs in Colombia created large U.S. dollar denominated liabilities in Colombia which were re-measured at the end of the quarter at a lower exchange rate. While a large portion of this exposure was covered by non-deliverable forward contracts, there was a net negative impact to income related to the devaluation in Colombia in the period. We were less susceptible to fluctuations in the Colombia peso during the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 because of our paying down the Colombia subsidiary’s U.S. dollar denominated inter-company liabilities to a normalized level, our use of cross-currency interest rate swaps utilized to mitigate the effect of foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt, our use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements and the increased capitalization of the Colombia Subsidiary, allowing for payment by the subsidiary for merchandise and fixed asset shipments related to the opening of the three new warehouse clubs in Colombia.

Provision for Income Taxes

	Three Months Ended November 30,
	2015		2014
	Amount	Change from prior year	Amount
Current tax expense	$11,660	$2,165	$9,495
Net deferred tax provision (benefit)	470	(2,137)	2,607
Provision for income taxes	$12,130	$28	$12,102
Effective tax rate	34.0%		37.0%

Comparison of Three Months Ended November 30, 2015 and 2014

The variance in the effective tax rate for the three-month period ended on November 30, 2015 compared to the same period of the prior year was primarily attributable to the favorable impact of 3.25% resulting from the net effect of a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance offset by the unfavorable impact of 0.53% resulting from a retroactive change in the statutory income tax rate in one of the foreign jurisdictions.

Other Comprehensive Income (Loss)

	Three Months Ended November 30,
	2015			2014
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(596)	$8,823	(93.7)%	$(9,419)

Comparison of Three Months Ended November 30, 2015 and 2014

Other comprehensive income/(loss) for first three months of fiscal years 2016 and 2015 resulted primarily from other comprehensive income for approximately $(120,000) related to unrealized gains on change in derivative obligations offset by comprehensive losses of approximately $(472,000) for the foreign currency translation adjustments related to the assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

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

	November 30, 2015	August 31, 2015
Cash and cash equivalents held by foreign subsidiaries	$119,582	$124,952
Cash and cash equivalents held domestically	20,424	32,120
Total cash and cash equivalents	$140,006	$157,072

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30, 2015	November 30, 2014
Net cash provided by (used in) operating activities	$1,882	$(13,866)
Net cash provided by (used in) investing activities	(17,709)	(29,516)
Net cash provided by (used in) financing activities	(602)	25,532
Effect of exchange rates	(637)	(35)
Net increase (decrease) in cash and cash equivalents	$(17,066)	$(17,885)

Our net cash provided by (used in) operating activities for the nine months ended November 30, 2015 and 2014 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2015	November 30, 2014	2015 to 2014
Net income	$23,672	$20,647	$3,025
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	9,203	7,797	1,406
(Gain) loss on sale of property and equipment	13	(28)	41
Deferred income taxes	470	2,607	(2,137)
Stock-based compensation expenses	2,100	1,556	544
Other non-cash operating activities	54	(6)	60
Net non-cash related expenses	11,840	11,926	(86)
Net income from operating activities reconciled for non-cash operating activities	35,512	32,573	2,939
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(10,473)	(6,888)	(3,585)
Changes in merchandise inventories	(55,448)	(97,025)	41,577
Changes in accounts payable	32,291	57,474	(25,183)
Net cash provided by (used in) operating activities	$1,882	$(13,866)	$15,748

Net income from operating activities reconciled for non-cash operating activities increased $2.9 million for the three months ended November 30, 2015 over the same period last year. This was primarily a result of a year-on-year increase in net income of approximately $3.0 million, offset by decreases in non-cash adjustments of approximately $86,000.  The decrease in non-cash adjustments was primarily driven by decreases year on year in the changes to deferred income taxes for approximately $2.1 million offset by increases in depreciation expense for approximately $1.4 million due to new warehouse club investment and the continued ongoing capital improvements to existing warehouse clubs. The increased investment in merchandise inventories net of vendor accounts payable of $23.2 million during the quarter reflects the additional merchandise associated with overall sales growth and the addition of a new warehouse club in Managua, Nicaragua.

Our use of cash in investing activities for the three months ended November 30, 2015 and 2014 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2015	November 30, 2014	2015 to 2014
Cash used for additions of property and equipment:
Land acquisitions	$—	$3,678	$(3,678)
Deposits for land purchase option agreements	—	2,023	(2,023)
Warehouse club expansion, construction, and land improvements	1,670	11,250	(9,580)
Acquisition of fixtures and equipment	16,038	11,404	4,634
Proceeds from disposals of property and equipment	(118)	(39)	(79)
Capital contribution to joint ventures	119	1,200	(1,081)
Net cash flows used by (provided in) investing activities	$17,709	$29,516	$(11,807)

Net cash used in investing activities decreased in the first three months of fiscal year 2016 compared to fiscal year 2015 by approximately $11.8 million primarily due to a decrease in cash expended for the purchase of land and the decrease in expenditures for warehouse club expansion activity compared to a year ago. During the first three months of fiscal year 2016, expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the completed warehouse club in Managua, Nicaragua that opened in November 2015 and the start of construction activities of a warehouse club in Chia, Colombia as well as normal ongoing capital expenditures for ongoing replacement of equipment and building and leasehold improvements.  Net cash used in investing activities in the first three months of fiscal year 2015 consisted of cash expended for the construction and completion of warehouse clubs in Bogota, Colombia ("Salitre"), Pereira, Colombia, and Medellin, Colombia and the additions of fixtures and equipment for these warehouse clubs.

We have either commitments or plans for capital spending during fiscal year 2016 for warehouse club construction of approximately $13.6 million relating to a previously announced new warehouse club, and we expect to spend approximately $50.0 million in other capital expenditures for ongoing replacement of equipment and building/leasehold improvements. Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

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

Net cash provided by (used in) financing activities for the nine months ended November 30, 2015 and 2014 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2015	November 30, 2014	2015 to 2014
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$(602)	$25,532	$(26,134)
Net cash provided by (used in) financing activities	$(602)	$25,532	$(26,134)

Net cash provided by loan activities decreased approximately $26.1 million over the same period in fiscal year 2015 as we received cash from short-term borrowings for approximately $2.3 million and cash from additional long-term loans entered into by our Costa Rica subsidiary of approximately $7.4 million. This increase in cash was offset by regularly scheduled loan payments of $3.3 million on the long-term loans and payments for approximately $6.9 million on the short-term loans.

No dividends were declared by the Company's Board of Directors during the first three months of fiscal year 2016 and 2015. The following table summarizes the dividends declared and paid during fiscal year 2015.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/4/15	$0.70	2/13/15	2/27/15	N/A	$0.35	8/14/15	8/31/15	N/A	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On September 18, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Banco BAC San Jose S.A. The agreement establishes a credit facility for 3.955 billion Costa Rican Colones ("CRC") (approximately US $7.4 million) with a fixed interest rate of 7.5% for the first two years, and from the third year on 3.0% over the rate of interest used by individual commercial banks as a basis for their lending rates as published by the Central Bank of Costa Rica. The loan term is for seven years with a twelve-month grace period on principal repayment. Monthly interest is due beginning with the first month and monthly principal payments are due after the twelve-month grace period ends. The loan was funded on September 30, 2015.

On August 28, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Citibank, N.A. (“Citi”).  The agreement provides for a US $7.5 million loan to be repaid in 20 quarterly principal payments of US $187,500 plus interest, and balloon payment of $3,750,000 due on August 28, 2020.  The interest rate is set at the three-month LIBOR rate plus 2.50%.  The loan is secured by a guarantee from PriceSmart, Inc.  The $7.5 million loan was funded on August 28, 2015. The Company entered into a cross-currency interest rate debt service swap agreement on August 31, 2015 with Citi. The Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 2.50% on an amortizing notional of US $7.5 million and pay fixed CRC interest of 7.65% on an amortizing notional of CRC 4,035,000,000 for a term of approximately five years. The swap agreement stipulates quarterly net settlement of notional amounts whereby the Company receives US $187,500 from Citi and in exchange the Company pays CRC 100,875,000. The Company has economically hedged the currency exposure of the balloon payment using a non-deliverable forward contract. However, this economic hedge will not be designated as such for accounting purposes; therefore, the change in fair value of the non-deliverable forward will be accounted for in earnings.

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

In July 2015, the Company's Colombia subsidiary paid off outstanding loan principal balances of US $16.0 million under loan agreements entered into with Scotiabank & Trust (Cayman) Ltd. The Company's subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to these loans. The Colombia subsidiary had entered into the loan agreements with Scotiabank & Trust (Cayman) Ltd. in March 2011.  These agreements established a credit facility for US $16.0 million to be disbursed in three tranches.  The interest rate was set at the three-month LIBOR rate plus 0.7%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  These loans were secured by a time deposits of US $16.0 million pledged by our Costa Rican subsidiary.  The deposits earned interest at a rate equal to three-month LIBOR.   The Company's Colombia subsidiary entered into three cross-currency interest rate swap agreements with Bank of Nova Scotia for the notional amount of US $16.0 million. These cross-currency interest rate swaps agreements converted the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the US $16.0 million long-term quarterly amortizing debt with Scotiabank & Trust (Cayman) Ltd. to functional currency principal and fixed interest payments during the life of the hedging instruments. As changes in foreign exchange and interest rates impacted cash flows of principal and interest payments, the hedges were intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loans had a variable interest rate of three-month LIBOR plus 0.7%. Under the cross-currency interest rate swap agreements, the Company received variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 0.7% on the quarterly amortizing notional amount of US $16.0 million and paid fixed interest of 6.09%, 5.3% and 5.45% on the quarterly amortizing notional amounts of $14.1 billion, $3.8 billion, and $11.4 billion Colombia Pesos for a term of approximately five years. The LIBOR reset dates for these hedged long-term debt and the cross-currency interest rate swaps occurred quarterly.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.160%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

We measure the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.  We have designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and have accounted for them under hedge accounting rules.  Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands, except footnote data):

		November 30, 2015			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross currency interest rate swaps(1)	Other non-current assets	$4,208	$(14)	$(4,194)	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(379)	95	284	(387)	98	289
Cross currency interest rate swaps	Other long-term liabilities	(1,271)	381	890	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$2,558	$462	$(3,020)	$2,430	$579	$(3,009)

(1) The tax effect of these swaps is largely offset by a valuation allowance.

The Company did not settle any derivatives during the three months ended November 30, 2015. The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

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

The following table summarizes these agreements as of November 30, 2015:

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

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2015		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(129)	Other accrued expenses	(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(129)		$(66)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by those of our subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2015	$57,656	$1,935	$87	$55,634	5.9%
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

As of November 30, 2015 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2015 and August 31, 2015, the Company was in compliance with respect to these covenants. Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the three months ended November 30, 2015:

(Amounts in thousands)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Repayments of long-term debt:
Regularly scheduled loan payments	(238)	(3,107)	(3,345)
Reclassifications of long-term debt	(944)	944	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(1)	(135)	(136)
Balances as of November 30, 2015	$15,986	$78,437	$94,423	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount on non-cash assets assigned as collateral for this total was $107.5 million. No cash assets were assigned as collateral for this total.

As of November 30, 2015, the Company had approximately $45.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2015, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2015, the Company had approximately $47.4 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2015, the Company was in compliance with all covenants or amended covenants.

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

The following table summarizes the shares repurchased during fiscal years 2016 and 2015:

	Three Months Ended November 30,
	2015	2014
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented as of November 30:

	Three Months Ended November 30,
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

Income Taxes: We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of November 30, 2015, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on November 30, 2015 and November 30, 2014. During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

We have not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as we deem such earnings to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with the repatriation earnings because of the complexity of the computation.

Tax Receivables: We pay Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquires and/or on sales and taxable income. We also collect VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. In some countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax. In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. We either request a refund of these tax receivables or apply the balance to expected future tax payments. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.9 million and $6.5 million as of November 30, 2015 and August 31, 2015, respectively. In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income. As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of November 30, 2015, the Company had deferred tax assets of approximately $1.6 million in this country. Also, the Company had an income tax receivable balance of $1.7 million as of November 30, 2015, related to excess payments from fiscal year 2015. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will succeed in our refund request and/or court challenge on this matter.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2016 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The gross fair value of our derivative financial instruments designated as cash flow hedges have decreased $129,000 since August 31, 2015, primarily due to fluctuation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the three months ended November 30, 2015. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $472,000 net loss for the three months ended November 30, 2015 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).
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
The following table summarizes the amounts recorded for the three month period ending November 30, 2015 and 2014 (in thousands):

	Three Months Ended
	November 30, 2015	November 30, 2014
Currency gain (loss)	$(244)	$(2,632)

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2015.
 Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2015 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

PRICESMART, INC.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Employment Agreement dated November 1, 2015 between PriceSmart, Inc. and Frank R. Diaz.

10.2(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and Jose Luis Laparte.

10.3(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and Brud E. Drachman.

10.4(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and Robert M. Gans.

10.5(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and John M. Heffner.

10.6(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and John D. Hildebrandt.

10.7(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and Thomas D. Martin.

10.8(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and William D. Naylon.

10.9(4)	Employment Agreement dated September 1, 2015 between PriceSmart, Inc. and Rodrigo Calvo.

10.10	Loan between Grupo Financiero BAC Credomatic de Costa Rica and Prismar de Costa Rica, S.A. for US $7.5 million.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Form 8-K filed with the Commission on September 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	January 7, 2016	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	January 7, 2016	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)