Form 10-Q
period 2016-02-29
PRICESMART INC
filed 2016-04-07
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

The registrant had 30,371,082 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2016.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of February 29, 2016 and the consolidated balance sheet as of August 31, 2015, the unaudited consolidated statements of income for the three and six months ended February 29, 2016 and February 28, 2015, the unaudited consolidated statements of comprehensive income for the three and six months ended February 29, 2016 and February 28, 2015, the unaudited consolidated statements of equity for the six month ended February 29, 2016 and February 28, 2015, and the unaudited consolidated statements of cash flows for the six month ended February 29, 2016 and February 28, 2015, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 29,
	2016	August 31,
	(Unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$173,008	$157,072
Short-term restricted cash	135	61
Receivables, net of allowance for doubtful accounts of $0 as of February 29, 2016 and August 31, 2015, respectively	7,178	9,662
Merchandise inventories	260,101	267,175
Prepaid expenses and other current assets	24,366	22,535
Total current assets	464,788	456,505
Long-term restricted cash	2,360	1,464
Property and equipment, net	440,523	433,040
Goodwill	35,701	35,871
Deferred tax assets – long term	13,648	14,845
Other non-current assets (includes $4,735 and $4,129 as of February 29, 2016 and August 31, 2015, respectively, for the fair value of derivative instruments)	41,012	39,182
Investment in unconsolidated affiliates	10,811	10,317
Total Assets	$1,008,843	$991,224
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$6,606
Accounts payable	237,810	241,978
Accrued salaries and benefits	15,124	17,977
Deferred membership income	21,804	20,184
Income taxes payable	6,398	9,595
Other accrued expenses (includes $216 and $66 as of February 29, 2016 and August 31, 2015, respectively, for the fair value of foreign currency forward contracts)	22,649	23,558
Dividends payable	10,629	—
Long-term debt, current portion	16,018	17,169
Total current liabilities	330,432	337,067
Deferred tax liability – long-term	1,544	1,755
Long-term portion of deferred rent	8,253	6,595
Long-term income taxes payable, net of current portion	1,050	1,402
Long-term debt, net of current portion	75,047	73,365
Other long-term liabilities (includes $1,977 and $1,699 for the fair value of derivative instruments and $3,571 and $2,757 for post employment plans as of February 29, 2016 and August 31, 2015, respectively)	5,548	4,456
Total Liabilities	421,874	424,640

Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 31,189,728 and 30,977,764 shares issued and 30,369,911 and 30,184,584 shares outstanding (net of treasury shares) as of February 29, 2016 and August 31, 2015, respectively	3	3
Additional paid-in capital	407,826	403,168
Tax benefit from stock-based compensation	11,269	10,711
Accumulated other comprehensive loss	(112,743)	(101,512)
Retained earnings	311,967	283,611
Less: treasury stock at cost; 819,817 shares as of February 29, 2016 and 793,180 shares as of August 31, 2015	(31,353)	(29,397)
Total Equity	586,969	566,584
Total Liabilities and Equity	$1,008,843	$991,224

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenues:
Net warehouse club sales	$758,987	$732,120	$1,449,818	$1,368,535
Export sales	6,549	6,229	14,781	14,660
Membership income	11,285	10,898	22,751	21,013
Other income	1,110	1,049	2,512	2,109
Total revenues	777,931	750,296	1,489,862	1,406,317
Operating expenses:
Cost of goods sold:
Net warehouse club	651,500	625,876	1,241,683	1,164,904
Export	6,225	5,934	14,057	13,961
Selling, general and administrative:
Warehouse club operations	64,763	62,041	125,603	118,251
General and administrative	16,184	14,117	31,647	27,467
Pre-opening expenses	71	229	376	3,378
Loss/(gain) on disposal of assets	52	391	65	363
Total operating expenses	738,795	708,588	1,413,431	1,328,324
Operating income	39,136	41,708	76,431	77,993
Other income (expense):
Interest income	280	266	458	530
Interest expense	(1,536)	(1,970)	(2,909)	(3,144)
Other income (expense), net	(552)	(1,659)	(796)	(4,291)
Total other income (expense)	(1,808)	(3,363)	(3,247)	(6,905)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	37,328	38,345	73,184	71,088
Provision for income taxes	(11,815)	(13,526)	(23,945)	(25,628)
Income (loss) of unconsolidated affiliates	429	16	375	22
Net income	25,942	$24,835	$49,614	45,482
Net income per share available for distribution:
Basic net income per share	$0.85	$0.82	$1.63	$1.50
Diluted net income per share	$0.85	$0.82	$1.63	$1.50
Shares used in per share computations:
Basic	29,914	29,827	29,902	29,809
Diluted	29,919	29,833	29,907	29,816
Dividends per share	$0.70	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income	$25,942	$24,835	$49,614	$45,482
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(10,420)	$(10,906)	$(10,892)	$(22,557)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(4)	(13)	(8)	(24)
Total defined benefit pension plan	(4)	(13)	(8)	(24)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(211)	1,225	(331)	3,468
Total derivative instruments	(211)	1,225	(331)	3,468
Other comprehensive income (loss)	(10,635)	(9,694)	(11,231)	(19,113)
Comprehensive income	$15,307	$15,141	$38,383	$26,369

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	50	(4,441)	(4,441)
Issuance of restricted stock award	20	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	3,340	1,457	—	—	—	—	4,797
Dividend paid to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Dividend payable to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Net income	—	—	—	—	—	45,482	—	—	45,482
Other comprehensive income (loss)	—	—	—	—	(19,113)	—	—	—	(19,113)
Balance at February 28, 2015	30,974	$3	$400,539	$10,962	$(68,399)	$239,967	791	$(29,161)	$553,911

Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Purchase of treasury stock	—	—	—	—	—	—	27	(1,956)	(1,956)
Issuance of restricted stock award	208	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	80	—	—	—	—	—	80
Stock-based compensation	4	—	4,578	558	—	—	—	—	5,136
Dividend paid to stockholders	—	—	—	—	—	(10,629)	—	—	(10,629)
Dividend payable to stockholders	—	—	—	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	49,614	—	—	49,614
Other comprehensive income (loss)	—	—	—	—	(11,231)	—	—	—	(11,231)
Balance at February 29, 2016	31,190	$3	$407,826	$11,269	$(112,743)	$311,967	820	$(31,353)	$586,969

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 29,	February 28,
	2016	2015
Operating Activities:
Net income	$49,614	$45,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,732	16,433
Allowance for doubtful accounts	—	5
(Gain)/loss on sale of property and equipment	65	363
Deferred income taxes	16	2,478
Excess tax benefit on stock-based compensation	(558)	(1,457)
Equity in (gains) losses of unconsolidated affiliates	(375)	(22)
Stock-based compensation	4,578	3,340
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(3,824)	(7,836)
Merchandise inventories	7,074	(54,873)
Accounts payable	(5,742)	8,031
Net cash provided by (used in) operating activities	69,580	11,944
Investing Activities:
Additions to property and equipment	(32,177)	(42,160)
Deposits for land purchase option agreements	(75)	(348)
Proceeds from disposal of property and equipment	129	40
Investment in joint ventures	(119)	(1,360)
Net cash provided by (used in) investing activities	(32,242)	(43,828)
Financing Activities:
Proceeds from long-term bank borrowings	7,370	36,977
Repayment of long-term bank borrowings	(6,747)	(16,658)
Proceeds from short-term bank borrowings	5,650	34,970
Repayment of short-term bank borrowings	(12,204)	(28,868)
Cash dividend payments	(10,629)	(10,564)
Release of restricted cash	—	2,920
Excess tax benefit on stock-based compensation	558	1,457
Purchase of treasury stock	(1,956)	(4,441)
Proceeds from exercise of stock options	80	49
Net cash provided by (used in) financing activities	(17,878)	15,842
Effect of exchange rate changes on cash and cash equivalents	(3,524)	(1,813)
Net increase (decrease) in cash and cash equivalents	15,936	(17,855)
Cash and cash equivalents at beginning of period	157,072	137,098
Cash and cash equivalents at end of period	$173,008	$119,243

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,836	$2,755
Income taxes	$26,701	$22,212
Dividends declared but not paid	$10,629	$10,564

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 29, 2016

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 29, 2016, the Company had 38 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia;  five in Panama; four in Trinidad; three in Guatemala, Honduras and the Dominican Republic;  two in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  In January 2014, the Company acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia.  The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014.  Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six.  In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company opened its fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, the Company acquired land in Managua, Nicaragua.  The Company constructed and opened a warehouse club on this site in November 2015. The Company purchased land in Chia, a city north of Bogota, Colombia where it is currently constructing a new warehouse club that is expected to open in September 2016.  On December 4, 2015 the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  If the option is exercised, the parcels will be used to expand the parking lot for the warehouse club.  The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Reclassifications to consolidated balance sheet recorded during fiscal year 2016 for fiscal year 2015 – Certain reclassifications to the consolidated balance sheet have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year.

The Company early adopted ASU 2015-17 as of February 29, 2016 with retrospective application to prior periods.  Accordingly, the Company reclassified current deferred tax assets and liabilities to noncurrent on its consolidated balance sheet reported for fiscal year ended 2015, which increased noncurrent deferred tax assets by $7.4 million and decreased noncurrent deferred tax liabilities by $438,000.

	August 31, 2015 balance sheet line item as previously reported	Amount reclassified	August 31, 2015 balance sheet line item as currently reported
Deferred tax asset- current	$7,849	$(7,849)	$-
Deferred tax asset- long term	$7,464	$7,381	$14,845
Deferred tax liability- current	$30	$(30)	$-
Deferred tax liability- long term	$2,193	$(438)	$1,755

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of February 29, 2016, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of February 29, 2016 is listed below:

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

Variable Interest Entities – The Company reviews and determines at the start of each arrangement, or subsequently if a reconsideration event occurs, whether any of its investments in joint ventures are Variable Interest Entities (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  The Company has determined that the joint ventures for GolfPark Plaza (Panama) and Price Plaza Alajuela (Costa Rica) are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction.  The following table summarizes the restricted cash reported by the Company (in thousands):

	February 29,	August 31,
	2016	2015
Short-term restricted cash:
Other short-term restricted cash (1)	$135	$61
Total short-term restricted cash	$135	$61
Long-term restricted cash:
Other long-term restricted cash (1)	$2,360	$1,464
Total long-term restricted cash	$2,360	$1,464
Total restricted cash	$2,495	$1,525

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Tax Receivables - The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income.  The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable.  In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due, this creates an income tax receivable.  The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables.  The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail.  In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund.  The balance of the VAT receivable in these countries was $6.6 million and $6.5 million as of February 29, 2016 and August 31, 2015, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes.  As of February 29, 2016, the Company had deferred tax assets of approximately $1.7 million in this country. Also, the Company had an income tax receivable balance of $1.8 million as of February 29, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company's policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•

Short-term VAT and Income tax receivables, recorded as Other current assets: This classification is used for any countries where the Company's subsidiary has generally demonstrated the ability to recover the VAT or income tax receivable within one year.  The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets:  This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when the Company does not expect to eventually prevail in its recovery.

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 29,	August 31,
	2016	2015
Prepaid expenses and other current assets	$6,406	$4,673
Other non-current assets	23,944	22,239
Total amount of VAT receivable reported	$30,350	$26,912

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 29,	August 31,
	2016	2015
Prepaid expenses and other current assets	$3,158	$2,941
Other non-current assets	8,370	8,772
Total amount of income tax receivable reported	$11,528	$11,713

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee (see Revenue Recognition Policy for lessor accounting) provide for minimum annual payments that increase over the expected life of the lease.  The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the expected term of the related lease including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised.  The amount by which straight-

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.  The Company also accounts in its straight-line computation for the effect of any “rental holidays” and lessor-paid tenant improvements.  In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.  The carrying value and fair value of the Company’s debt as of February 29, 2016 and August 31, 2015 is as follows (in thousands):

	February 29, 2016		August 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$91,065	$89,002	$90,534	$88,307

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of February 29, 2016 and August 31, 2015, to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 29, 2016 and August 31, 2015.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 29, 2016 and August 31, 2015.

Early Settlement of Derivative Instruments Qualifying for Hedge Accounting.  During the fourth quarter of fiscal year 2015, the Company's Colombia subsidiary paid off the outstanding principal balance of U.S. $24.0 million on loan agreements

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 29, 2016 and August 31, 2015 (in thousands) for derivatives that qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of February 29, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$4,735	$—	$4,735
Other long-term liabilities – (Interest rate swaps)	—	(641)	—	(641)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,336)	—	(1,336)
Total	$—	$2,758	$—	$2,758

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$4,129	$—	$4,129
Other long-term liabilities – (Interest rate swaps)	—	(387)	—	(387)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,312)	—	(1,312)
Total	$—	$2,430	$—	$2,430

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 29, 2016 and August 31, 2015 (in thousands) for derivatives that do not qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of February 29, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(216)	$—	$(216)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(216)	$—	$(216)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(66)	$—	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(66)	$—	$(66)

Goodwill – The table below presents goodwill resulting from certain business combinations as of February 29, 2016 and August 31, 2015 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	February 29,	August 31,
	2016	2015	Change
Goodwill	$35,701	$35,871	$(170)

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

The Company’s Guatemala Pradera warehouse club experienced a fire in its merchandise receiving department during the early morning hours of June 4, 2015.  No members or employees were in the warehouse club at the time.  The fire was extinguished, but caused considerable smoke and some fire damage.  The warehouse club was closed for nine days and reopened on June 13, 2015.  The Company is insured for these costs and filed an insurance claim with its insurance provider.  During the quarter ended August 31, 2015, the Company recorded an initial receivable of approximately $2.8 million against the expected insurance payment related to expenses associated with the write off of inventory, equipment disposals, building repairs, other associated costs recognized related to the fire and for current replacement costs for assets lost in the fire in excess of the net book value (disposal cost).  The Company received as of August 31, 2015 approximately $300,000 in payments against the claim filed and the receivable recorded.  Of this amount, approximately $76,000 was recorded as a gain on disposal of assets, as proceeds received from the insurance reimbursement were in excess of the amount of loss recognized on the disposal of assets.  Additionally, the Company recorded approximately $28,000 for the disposal of assets damaged during the fire, for which it had not yet been reimbursed.  As of August 31, 2015, the Company's receivable related to this insurance claim was approximately $2.6 million.  The Company’s insurance policy also addresses coverage for business interruption.  During the fourth quarter of fiscal year 2015, the Company filed a claim with its insurance carrier for approximately $332,000 related to business interruption for which the Company did not record a receivable.  Insurance proceeds for reimbursements related to business interruptions are considered gain contingencies and are not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized.  During the fourth quarter of fiscal year 2015, the Company expensed to cost of goods sold, net warehouse club expenses of approximately $165,000 related to the write off of inventory not covered by insurance.  Additionally, the Company expensed to selling, general and administrative expenses approximately $34,000 in salaries related to the clean up and preparation of the warehouse club for reopening.

The Company received the final insurance settlement payments of approximately $3.1 million during the quarter ended November 30, 2015.  As a result, the Company recorded a credit to cost of goods sold of approximately $165,000 during the period that reflects the reversal of the inventory written off previously and now covered under the claim and gain on the disposal of assets for $85,000 that included reimbursement from the insurance for assets disposed of in fiscal year 2015.  Additionally, the Company recorded during the quarter ended November 30, 2015 other income from insurance proceeds of approximately $202,000 during the period that reflects the amount reimbursed to the Company for business interruption coverage, net of taxes and other miscellaneous amounts charged to the Company by the insurance company for storage of the damaged inventory.

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts.  Volume rebates that are not threshold-based are incorporated into the unit cost of merchandise, reducing the inventory cost and cost of goods sold.  Volume rebates that are threshold-based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vendor in writing or upon receipt of funds.  On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory.  Product promotions are generally linked to coupons that provide for reimbursement to the Company from the vendor of the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club.  Demonstration reimbursements are related to consideration received by the Company from vendors for the in-store promotion of the vendors' products.  The Company records the reduction in cost of goods sold on a transactional basis for these programs.  Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

Selling, General and Administrative – Selling, general and administrative expenses are comprised primarily of expenses associated with warehouse club operations.  Warehouse club operations include the operating costs of the Company's warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees.  Also included in selling, general and administrative expenses are the payroll and related costs for the Company's U.S. and regional purchasing and management centers.

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

The following table summarizes the amounts recorded for the three and six month periods ending February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Currency gain (loss)	$(552)	$(1,659)	$(796)	$(4,291)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries are required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions.  The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company.  The Company, in consultation with its tax advisers, bases its tax returns on interpretations that are believed to be reasonable under the circumstances.  The tax returns, however, are subject to routine reviews by the various federal, state and foreign taxing authorities in the jurisdictions in which the Company or one of its subsidiaries files tax returns.  As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company or one of its subsidiaries to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions as of February 29, 2016 and August 31, 2015.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.  Also, in another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes.  As of February 29, 2016, the Company had deferred tax assets of approximately $1.7 million in this country.  Also, the Company had an income tax receivable balance of $1.8 million as of February 29, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested.  It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.3	0.3	0.4
Differences in foreign tax rates	(5.0)	(4.1)	(4.5)	(4.2)
Permanent items and other adjustments	0.4	2.9	0.8	2.9
Increase (decrease) in foreign valuation allowance	1.0	1.2	1.1	2.0
Provision for income taxes	31.7%	35.3%	32.7%	36.1%

The variance in the effective tax rate for the three-month period ended on February 29, 2016 compared to the same period of the prior year was primarily attributable to the following factors: (i) the favorable impact of 1.2% resulting from a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (ii) the favorable impact of 1.1% in the current period from the tax effect of changes in foreign currency value; (iii) the favorable impact of 1.1% due to the relative decrease in U.S. taxable income, which is taxed at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

The variance in the effective tax rate for the six-month period ended February 29, 2016 compared to the prior year was primarily attributable to the favorable impact of 2.2% resulting from a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the favorable impact of 0.7% in the current period from the tax effect of changes in foreign currency value.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

FASB ASC 718 ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting FASB Accounting Standards Codification

On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This ASU, simplifies several aspects of the accounting for share-based payment award transactions, including:

•	The income tax consequences
•	Classification of awards as either equity or liabilities, and
•	Classification on the statement of cash flows.

The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period.    The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the Financial Accounting Standards Board ("FASB") issued amendments to the guidance on lease accounting.  Under the new guidance, for all leases longer than 12 months, a lessee will be required to record a lease liability for all payments arising from a lease, and also record a right of use asset for the term of the lease. Under the new guidance lessor accounting is largely unchanged.

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 740 ASU 2015-17 -Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is allowed.  The Company has elected early adoption of this amendment to the guidance. The Company has re-classified all deferred tax assets and liabilities as noncurrent. See Note 1 for details.

FASB ASC 330 ASU 2015-11 -Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance that will require an entity to measure in scope inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment applies to entities, like the Company, that measure inventory value using the average cost method.  The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment consist of the following (in thousands):

	February 29,	August 31,
	2016	2015
Land	$126,918	$128,071
Building and improvements	290,343	278,982
Fixtures and equipment	176,509	164,916
Construction in progress	28,105	26,679
Total property and equipment, historical cost	621,875	598,648
Less: accumulated depreciation	(181,352)	(165,608)
Property and equipment, net	$440,523	$433,040

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Depreciation and amortization expense	$9,529	$8,636	$18,732	$16,433

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

Total interest capitalized (in thousands):

	As of
	February 29,	August 31,
	2016	2015
Total interest capitalized	$7,192	$6,961

Total interest capitalized (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Interest capitalized	$140	$147	$434	$763

The Company also recorded within accounts payable and other accrued expenses approximately $192,000 and $1.4 million respectively, as of February 29, 2016 and $458,000 and $1.5 million, respectively, as of August 31, 2015 of liabilities related to the acquisition and/or construction of property and equipment.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three and six months ended February 29, 2016 and February 28, 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income	$25,942	$24,835	$49,614	$45,482
Less: Allocation of income to unvested stockholders	(371)	(259)	(742)	(580)
Net earnings available to common stockholders	$25,571	$24,576	$48,872	$44,902
Basic weighted average shares outstanding	29,914	29,827	29,902	29,809
Add dilutive effect of stock options (two-class method)	5	6	5	7
Diluted average shares outstanding	29,919	29,833	29,907	29,816
Basic net income per share	$0.85	$0.82	$1.63	$1.50
Diluted net income per share	$0.85	$0.82	$1.63	$1.50

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2016 and 2015.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2016	$0.70	2/15/2016	2/29/2016	N/A	$0.35	8/15/2016	N/A	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	N/A	$0.35	8/14/2015	8/31/2015	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Six Months Ended February 29, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments	Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)	$(101,512)
Other comprehensive income (loss)	(10,892)	—		(331)	(11,223)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	(2)	—	(8)
Ending balance, February 29, 2016	$(111,432)	$(121)		$(1,190)	$(112,743)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended February 28, 2015
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments	Total
Beginning balance, September 1, 2014	$(50,410)	$113		$1,011	$(49,286)
Other comprehensive income (loss)	(22,557)	—		3,468	(19,089)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(24)	(2)	—	(24)
Ending balance, February 28, 2015	$(72,967)	$89		$4,479	$(68,399)

	Twelve Months Ended August 31, 2015
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2014	$(50,410)	$113		$1,011		$(49,286)
Other comprehensive income (loss)	(50,130)	65		(1,770)		(51,835)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(291)	(2)	(100)	(1)(3)	(391)
Ending balance, August 31, 2015	$(100,540)	$(113)		$(859)		$(101,512)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 29,	August 31,
	2016	2015
Retained earnings not available for distribution	$5,717	$5,479

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

The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of February 29, 2016	February 29,	August 31,
	(including shares originally authorized for issuance under prior plans)	2016	2015
2013 Plan	944,905	649,965	847,876

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Options granted to directors	$8	$9	$33	$37
Restricted stock awards	1,976	1,454	3,677	2,703
Restricted stock units	494	321	868	600
Stock-based compensation expense	$2,478	$1,784	$4,578	$3,340

The following tables summarize other information related to stock-based compensation:

	As of
	February 29,	February 28,
	2016	2015
Remaining unrecognized compensation cost (in thousands)	$32,982	$18,045
Weighted average period of time over which this cost will be recognized (years)	5	6

	Six Months Ended
	February 29,	February 28,
	2016	2015
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	558	1,457

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

	Six Months Ended
	February 29,	February 28,
	2016	2015
Grants outstanding at beginning of period	366,021	488,416
Granted	225,151	16,911
Forfeited	(603)	(720)
Vested	(81,364)	(136,779)
Grants outstanding at end of period	509,205	367,828

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Six Months Ended
	February 29,	February 28,
Weighted Average Grant Date Fair Value	2016	2015
Restricted stock awards and units granted	$69.20	$89.85
Restricted stock awards and units vested	$84.68	$44.21
Restricted stock awards and units forfeited	$63.50	$40.40

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Six Months Ended
	February 29,	February 28,
	2016	2015
Total fair market value of restricted stock awards and units vested	$5,975	$12,166

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements.  The Company expects to continue this practice going forward.  The following table summarizes this activity during the period:

	Six Months Ended
	February 29,	February 28,
	2016	2015
Shares repurchased	26,637	49,931
Cost of repurchase of shares (in thousands)	$1,956	$4,441

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued:

	Six Months Ended
	February 29,	February 28,
	2016	2015
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	February 29,	August 31,
	2016	2015
Stock options outstanding	16,000	20,000

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 29, 2016 and August 31, 2015, the Company has recorded within other accrued expenses a total of $4.2 million and $4.1 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Open
Years ended February 28,	Locations(1)
2017	$10,031
2018	10,585
2019	10,454
2020	10,380
2021	9,346
Thereafter	90,515
Total	$141,311

(1)

Operating lease obligations have been reduced by approximately $184,000 to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of February 29, 2016 and August 31, 2015, these commitments were approximately $8.9 million and $12.3 million, respectively, for construction services not yet rendered.

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on December 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $248,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 29, 2016	$67,491	$—	$115	$67,376	—%
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

As of February 29, 2016 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants, which include debt service and leverage ratios.  As of February 29, 2016 and August 31, 2015, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in long-term debt for the six months ended February 29, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Repayments of long-term debt:
Regularly scheduled loan payments	(396)	(6,351)	(6,747)
Reclassifications of long-term debt	(731)	731	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(24)	(68)	(92)
Balances as of February 29, 2016	$16,018	$75,047	$91,065	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $103.7 million. No cash assets were assigned as collateral for this total.

As of February 29, 2016, the Company had approximately $43.8 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants, which include debt service and leverage ratios.  As of February 29, 2016, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2015, the Company had approximately $47.4 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2015, the Company was in compliance with all covenants or amended covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended February 28,	Amount
2017	$15,466
2018	13,109
2019	12,655
2020 (1)	31,093
2021	10,222
Thereafter	3,865
Total (2)	$86,410

(1)	The year 2020 is a leap year with the period ending February 29th.
(2)

Amount includes the portion of the loans subject to cross-currency interest rate swaps, the Company has used the derivative obligation as of February 29, 2016, to disclose the future commitments in relations to the long-term debt and presented on the consolidated balance sheet.

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of three of its wholly owned subsidiaries.  To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiaries entered into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

As of February 29, 2016, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 29, 2016:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.60%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

For the three and six-month period ended February 29, 2016 and February 28, 2015, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 29, 2016	$813	$471	$1,284
Interest expense for the three months ended February 28, 2015	$584	$714	$1,298
Interest expense for the six months ended February 29, 2016	$1,565	$1,018	$2,583
Interest expense for the six months ended February 28, 2015	$933	$1,226	$2,159

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	February 29,	August 31,
Floating Rate Payer (Swap Counterparty)	2016	2015
Scotiabank	$34,858	$37,458
Citibank N.A.	32,237	34,287
Total	$67,095	$71,745

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands, except footnote data):

		February 29, 2016			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps(1)	Other non-current assets	$4,735	$(14)	$(4,721)	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(641)	170	471	(387)	98	289
Cross-currency interest rate swaps	Other long-term liabilities	(1,336)	401	935	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$2,758	$557	$(3,315)	$2,430	$579	$(3,009)

(1)	The tax effect of these swaps is largely offset by a valuation allowance.

The Company did not settle any derivatives during the six months ended February 29, 2016.  The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company did not enter into any non-deliverable forward foreign exchange contracts during the six months ended February 29, 2016.  The following table summarizes the non-deliverable forward foreign exchange contracts that the Company entered during the twelve months ended August 31, 2015:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-15	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2016	August 31, 2015- August 30, 2016

For the three and six-month periods ended February 29, 2016 and February 28, 2015, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
Income Statement Classification	2016	2015	2016	2015
Other income (expense), net	$(88)	$3,521	$(151)	$6,134

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 29, 2016		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(216)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(216)		$(66)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  For the three and six months ended February 29, 2016 and February 28, 2015 the Company recognized rent expense of $26,400 and $52,800,  respectively.

On December 11, 2015 the Company's joint venture Golf Park Plaza, S.A. ("GPP"), transferred final ownership of land to OD Panama, S.A. ("ODP"), which is operated by Office Depot Mexico, S.A. de C.V., following its execution of the related purchase option.  The deed was recorded with the relevant agencies in Panama during February 2016.  ODP had on July 15, 2011 (fiscal year 2011), entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP.  The option to purchase the land had a three-year limit beginning in April 2013.  As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time its building was completed and its store opened to the public; (iii) paid monthly rent per the lease clause of the agreement which the Company recognized on a straight line basis; and (iv) contracted to pay an additional $109,000, less rental payments of $39,000 previously applied per the lease clause, when ODP exercised its option to purchase the land.  ODP opened its store in April of 2013.  GPP recorded rental income on a straight line basis for approximately $106,000,  $72,000 and $12,000 during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.  During fiscal year 2016 GPP recorded rental income for approximately $1,000.  GPP recorded a gain, net of tax, on the sale of the land for approximately $851,000 during February 2016.  Gonzalo Barrutieta, who is a director of the Company, is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates ODP.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of February 29, 2016 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$345	$7,363	$99	$7,462
Price Plaza Alajuela, S.A.	50%	2,193	1,236	19	3,448	785	4,233
Total		$6,809	$3,638	$364	$10,811	$884	$11,695

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 29,	August 31,
	2016	2015
Current assets	$607	$432
Noncurrent assets	$11,826	$12,157
Current liabilities	$151	$1,120
Noncurrent liabilities	$15	$11

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income (loss)	$429	$15	$375	$27

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 38 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

Prior to fiscal year 2015, the Company's operating segments were the United States, Latin American and the Caribbean.  During the second quarter of fiscal year 2015, the Company created a new operating segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations.  The Company has made this change as a result of the information that the Company's senior operating management regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia.  Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and retrospectively adopted this change for the disclosure of financial information presented by segment.  This presentation more closely reflects the information reviewed by the Company's chief operating decision maker.

The Company also early adopted ASU 2015-17 retrospectively, as of February 29, 2016.  Accordingly, the Company reclassified current deferred tax assets and liabilities to noncurrent on its consolidated balance sheet reported for fiscal year ended 2015.

The following table summarizes the impact of this reclassifications on segment reporting:

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items	Total

Six Months Ended February 28, 2015
Total assets as previously reported	$62,021	$492,395	$241,096	$190,854	$—	$986,366
Reclassification of deferred tax liabilities short term and long term to deferred tax assets long term	(35)	(672)	(69)	—	—	(776)
Total assets as currently reported	$61,986	$491,723	$241,027	$190,854	$—	$985,590

Twelve Months Ended August 31, 2015
Total assets as previously reported	$89,167	$491,548	$239,311	$171,666	$—	$991,692
Reclassification of deferred tax liabilities short term and long term to deferred tax assets long term	(34)	(393)	(39)	(2)	—	(468)
Total assets as currently reported	$89,133	$491,155	$239,272	$171,664	$—	$991,224

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended February 29, 2016
Revenue from external customers	$6,567		$474,924	$230,035	$66,405	$—	$777,931
Intersegment revenues	245,041		—	1,326	—	(246,367)	—
Depreciation and amortization	1,031		4,570	2,441	1,487	—	9,529
Operating income	5,183		38,980	14,658	(1,698)	(17,987)	39,136
Net income	1,591		31,433	13,100	(2,195)	(17,987)	25,942
Capital expenditures, net	2,418		4,497	1,768	5,721	—	14,404

Six Months Ended February 29, 2016
Revenue from external customers	$14,816		$898,484	$441,698	$134,864	$—	$1,489,862
Intersegment revenues	559,662		—	2,764	—	(562,426)	—
Depreciation and amortization	1,961		8,811	4,849	3,111	—	18,732
Operating income	10,662		72,689	28,248	(2,032)	(33,136)	76,431
Net income	3,318		57,635	24,903	(3,106)	(33,136)	49,614
Capital expenditures, net	3,327		15,678	5,750	8,996	—	33,751
Long-lived assets (other than deferred tax assets)	16,776		265,262	107,945	104,860	—	494,843
Goodwill	—		31,090	4,611	—	—	35,701
Total assets	72,661		505,567	280,293	150,322	—	1,008,843

Three Months Ended February 28, 2015
Revenue from external customers	$6,235		$426,226	$220,225	$97,610	$—	$750,296
Intersegment revenues	259,611		—	1,507	—	(261,118)	—
Depreciation and amortization	545		3,698	2,451	1,942	—	8,636
Operating income	7,811		37,122	13,408	(844)	(15,789)	41,708
Net income	3,619		28,846	11,579	(3,420)	(15,789)	24,835
Capital expenditures, net	1,332		8,425	1,666	2,827	—	14,250

Six Months Ended February 28, 2015
Revenue from external customers	$14,666		$809,390	$418,616	$163,645	$—	$1,406,317
Intersegment revenues	597,939		—	2,890	—	(600,829)	—
Depreciation and amortization	1,087		7,342	4,739	3,265	—	16,433
Operating income	15,714		68,254	25,577	(1,781)	(29,771)	77,993
Net income	6,981		53,174	21,833	(6,735)	(29,771)	45,482
Capital expenditures, net	(1,441)	(2)	23,231	4,862	17,218	—	43,870
Long-lived assets (other than deferred tax assets)	14,045		253,281	108,189	122,786	—	498,301
Goodwill	—		31,381	4,688	—	—	36,069
Total assets	61,986		491,723	241,027	190,854	—	985,590

As of August 31, 2015
Long-lived assets (other than deferred tax assets)	$15,391		$255,576	$107,746	$105,290	$—	$484,003
Goodwill	—		31,211	4,660	—	—	35,871
Total assets	89,133		491,155	239,272	171,664	—	991,224

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)	The decrease in capital expenditures is a result of the transfers of capital assets from this segment to other segments.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 29, 2016 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On March 2, 2016 the Company’s Trinidad subsidiary entered into a short-term loan agreement with Citibank Limited. The loan agreement provides for a $4.1 million loan with the principal due on May 31, 2016. Interest is payable at the end of 90 days on the unpaid principal balance. Interest is calculated as the 3 month LIBOR plus 2.25%.

Real Estate Transactions

 On March 3, 2016, the Company entered into a contract, subject to customary contingencies, to acquire a build-to-suit distribution center in Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expects completion to be in first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  The Company deposited $300,000 of cash into escrow on March 8, 2016.  Also, on March 21, 2016 the Company deposited approximately $8.8 million into escrow through an irrevocable standby unconditional letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand to the Company if the seller, per the underlying build-to-suit purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters.  These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 27.7% of our voting stock as of February 29, 2016, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted.    The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2015 filed on October 29, 2015 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations.  These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three-and six-month period ended February 29, 2016 and February 28, 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of February 29, 2016 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of February 29, 2016 for each country or territory are as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs	Anticipated warehouse	Anticipated warehouse
	in Operation as of	in Operation as of	club openings	club openings
Country/Territory	August 31, 2015	February 29, 2016	in fiscal year 2016	in fiscal year 2017
Colombia	6	6	—	1
Costa Rica	6	6	—	—
Panama	5	5	—	—
Trinidad	4	4	—	—
Dominican Republic	3	3	—	—
Guatemala	3	3	—	—
El Salvador	2	2	—	—
Honduras	3	3	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Nicaragua	1	2	—	—
Totals	37	38	—	1

In 2014, we purchased land in Pereira and Medellin, Colombia and leased land in the city of Bogota, Colombia.  We built new warehouse clubs on these three sites, opening the Bogota location in October 2014 and the Pereira and Medellin locations in November 2014.  Together with the three warehouse clubs that were already operating in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of operating PriceSmart warehouse clubs in Colombia to six.  In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015.  We are currently constructing a new warehouse club on land acquired in May 2015 in Chia, Colombia which is expected to open in September 2016.  On December 4, 2015 we signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  If the option is exercised, the parcels will be used to expand the parking lot for the warehouse club.

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

Our consolidated results of operations continue to be adversely affected by events in Colombia, resulting largely from a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar occurring over the past 18 months.  The devaluation not only reduces the value of sales and membership income that is generated in Colombia when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  This, along with the fact that we are still relatively new in the Colombia market, and the sophisticated level of competition in that market, has impacted sales and has resulted in lower operating income as a percentage of sales in Colombia compared to our other markets.  Our Central America and Caribbean operations continue to experience sales and profit growth.  Panama is a particularly strong market for us in Central America, because of good overall economic growth.  Panama was also where we opened our first PriceSmart warehouse club in 1996 (and our fifth in June 2015) and has a high degree of member loyalty.  Costa Rica, our largest market in terms of sales, also continues to perform well. The Caribbean markets in total contributed an overall 8.8% growth in net warehouse club sales during the second quarter of fiscal year 2016 with no new warehouse clubs added.  However, Trinidad’s economy may be slipping into a period of much slower growth due to its dependence on oil and gas exports as a major source of income. This could have negative implications for our business which has been performing very well over the past several quarters.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and into the current fiscal year, as many of our markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency.  In the first six months of fiscal year 2016, approximately 78% of our net warehouse sales were in currencies other than the U.S dollar.  Net warehouse sales, for the first six months of fiscal year 2016, were comprised of approximately 52% of products purchased in U.S. dollars.

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

Business Strategy

Our business strategy is to offer for sale to businesses and families a limited number of high-volume stock keeping units (SKU's) covering a wide range of products at the lowest possible prices.  We charge an annual membership fee to our customers.  These fees, combined with warehouse and distribution operating efficiencies and volume purchasing, enable us to operate our business on lower merchandise margins than conventional retail stores and wholesale suppliers.  The combination of annual membership fees, operating efficiencies and low margins enable us to offer our members high quality merchandise at very competitive prices which, in turn, enhances the membership proposition.

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

We seek to grow sales by increasing transaction size and shopping frequency and by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members to our existing warehouse clubs and improving the capability and capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations.  Finally, sales growth is also achieved when we add new warehouse clubs in those markets that can support that growth.  Sales during the second quarter and the first six months of fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for the second quarter and first six months of fiscal year 2016, net warehouse sales increased 3.7% and 5.9%, respectively, when compared to the same period a year ago.

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

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  About 48% of the Company’s sales are derived from merchandise acquired in local markets or regionally, with 52% of the merchandise acquired internationally and received and shipped primarily from our Miami distribution centers, either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets.  Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs.  We have added local and regional distribution centers in several of our markets  to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.  These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment.

We offer our members alternatives to in-club shopping through our e-commerce platform which enables on-line access to purchase merchandise in different ways.  Members have the ability to purchase certain merchandise that is not stocked in their local warehouse clubs and is shipped from our U.S. distribution warehouse for pick-up at the member's local warehouse club location.  In some of our markets, members can also purchase in-club merchandise on-line from warehouse clubs located within the market and have it delivered to their home or office via a third-party delivery service.  We have been expanding our offerings in these alternative shopping methods, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

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

With respect to our on-going actions in response to the devaluation of the Colombia peso, we are working to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) reducing our mark-ups (margins) for these items; (3) expanding our use of local suppliers, particularly with regard to private-label branded product; and (4) continuing to offer value and merchandise differentiation to our members.  Ensuring long-term growth in the Colombia market is a key strategic priority.  Therefore, we are prepared to accept lower merchandise margins and profits in Colombia in order to solidify our market position for the future. We believe these actions are having a positive effect as evidenced by continued new member sign-ups, improving membership renewal rates, and growth in average transaction value when measured in local currency. We remain committed to growing our presence in Colombia and are currently constructing a warehouse club in Chia, Colombia which will be our seventh club in that country when it opens in September 2016 – the most of any of our countries.

Financial highlights for the second quarter of fiscal year 2016 included:

•

Net warehouse club sales increased 3.7% over the comparable prior year period.  We ended the quarter with 38 warehouse clubs compared to 36 warehouse clubs at the end of the second quarter of fiscal year 2015.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended February 28, 2016 decreased 1.7%.

•	Membership income for the second quarter of fiscal year 2016 increased 1.5% to $11.3 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 1.2% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.2%, a decrease of 35 basis points (0.35%) from the same period last year.

•	Operating income for the second quarter of fiscal year 2016 was $39.1 million, a decrease of $(2.6) million over the second quarter of fiscal year 2015.
•	We had a $552,000 net loss from currency exchange transactions in the current quarter compared to a $(1.7) million net loss from currency exchange transactions in the same period last year.
•	Net income for the second quarter of fiscal year 2016 was $25.9 million, or $0.85 per diluted share, compared to $24.8 million, or $0.82 per diluted share, in the comparable prior year period.

Financial highlights for the six months ending February 29, 2016 included:

•

Net warehouse club sales increased 5.9% over the comparable prior year period.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 26 weeks ended February 28, 2016 increased 0.3%.

•	Membership income for the first six months of fiscal year 2016 increased 8.3% to $22.8 million.
•	Warehouse gross profits as a percent of net warehouse club sales were 14.4%, a decrease of 52 basis points (0.52%) from the same period last year.
•	Operating income for the first six months of fiscal year 2016 was $76.4 million, a decrease of $(1.6) million over the second quarter of fiscal year 2015.
•

We had a $796,000 net loss from currency exchange transactions in the first six months of fiscal year 2016 compared to a $(4.3) million net loss from currency exchange transactions in the same period last year.

•	Net income for the first six months of fiscal year 2016 was $49.6 million, or $1.63 per diluted share, compared to $45.5 million, or $1.50 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 29, 2016 with the three-month and six-month periods ended on February 28, 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended			Six Months Ended
	February 29,		February 28,	February 29,		February 28,
	2016		2015	2016		2015
	Amount	% Change	Amount	Amount	% Change	Amount
Net warehouse club sales	$758,987	3.7%	$732,120	$1,449,818	5.9%	$1,368,535

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Net warehouse club sales for the second quarter of fiscal year 2016 compared to the same quarter in fiscal year 2015 were positively impacted by the addition of two warehouse clubs: one in Panama and one in Nicaragua.  We also had one more day of sales in the quarter (February 29th). With the exception of Colombia, all countries had positive year over year growth in sales.  Net warehouse sales declined in Colombia by 32.1% when translated to U.S, dollars reflecting the impact of a 37.8% devaluation of the Colombian peso (COP) compared to the U.S. dollar in the second quarter compared to the same quarter last year.  In local currency, Colombia sales declined 6.5% compared to the second quarter a year ago.  Net warehouse sales growth in the second quarter of fiscal year 2016 resulted from a 6.4% increase in transactions, offset by a 2.6% decrease in average ticket.  Excluding Colombia, the average ticket declined 1.3% on transaction growth of 10.5%.

For the six month period, net warehouse sales were positively impacted by three additional warehouse clubs which were open for only a portion of the first quarter of fiscal year 2015 in addition to the Panama and Nicaragua warehouse clubs which were opened in June and November, respectively.  Positive U.S. dollar sales growth was experienced in all markets other than Colombia during the six month period compared to the same period a year ago.  Net warehouse sales for the six month period in Colombia declined 18.0% in U.S. dollars but grew 14.1% when measured in Colombian pesos.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period.  For example, the sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 were not used in the calculation of comparable sales until January 2016.  Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, were not used in the calculation of comparable sales until January and February 2016, respectively.

As part of the expansion of our e-commerce program, we began direct home delivery of products not carried in our warehouse clubs to members in Colombia in August 2015.  For e-commerce sales, revenue is recognized upon pickup of the merchandise by the member or when the common carrier takes possession of the merchandise.  Currently these e-commerce sales of products not carried in our warehouse clubs are being excluded from our comparable sales.  Sales related to these e-commerce sales will not be used in the calculation of comparable sales until October 2016.  Home delivery for e-commerce sales of products that are carried in our warehouse clubs will be reflected in the comparable sales for the warehouse club from which the inventory was sourced.

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13 week period ending February 28, 2016 decreased 0.9%, compared to the same 13-week period last year.  Comparable warehouse sales were negatively impacted by the devaluation of the Colombian peso from the year ago period.  Three warehouse clubs in Colombia are included in the calculation of comparable warehouse sales.  Excluding those warehouse clubs, the 13-week comparable warehouse sales for the other 30 warehouse clubs open for at least 13 ½ months increased 2.7%. We opened a new warehouse club west of Panama City, Panama in June 2015 and one in Managua, Nicaragua in November 2015. These new warehouse clubs are not far from existing warehouse clubs which are included in the calculation for comparable warehouse club sales.  In both cases they are attracting new members from areas not previously served by us.  However, it is also creating the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from an existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation has an adverse impact on comparable warehouse club sales while adding to overall sales growth for the Company.

Comparable warehouse sales for the 33 warehouse clubs that were open for at least 13 ½ months increased 0.3% for the 26-week period ended February 28, 2016, compared to the same 26-week period last year.  Excluding Colombia, the 26-week comparable warehouse sales increased 3.8%.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three and six months ended February 29, 2016 and February 28, 2015.

	Three Months Ended
	February 29, 2016				February 28, 2015
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$466,967	61.5%	$48,015	11.5%	$418,952	57.2%
Caribbean	226,955	29.9%	9,662	4.4%	217,293	29.7%
Colombia	65,065	8.6%	(30,810)	(32.1)%	95,875	13.1%
Net warehouse club sales	$758,987	100.0%	$26,867	3.7%	$732,120	100.0%

	Six Months Ended
	February 29, 2016				February 28, 2015
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$882,439	60.9%	$87,434	11.0%	$795,005	58.1%
Caribbean	435,554	30.0%	22,689	5.5%	412,865	30.2%
Colombia	131,825	9.1%	(28,840)	(18.0)%	160,665	11.7%
Net warehouse club sales	$1,449,818	100.0%	$81,283	5.9%	$1,368,535	100.0%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Net warehouse sales growth in Central America was positively impacted by the openings of two new warehouse clubs, one in Panama (June 2015) and one in Nicaragua (November 2015) for both the three and six month periods.  All other Central American countries without additional warehouse clubs in the three or six month periods also recorded positive sales growth.

The Caribbean segment had no new warehouse clubs opened in the comparable periods, and while currency devaluations occurred in the Dominican Republic, Jamaica and more recently Trinidad, overall sales growth in the quarter and six month periods for the Caribbean segment was 4.4% and 5.5%, respectively

 Net warehouse sales in Colombia were significantly impacted in the quarter by the devaluation of the Colombian peso relative to the U.S. dollar.  The strength of the U.S. dollar causes the price of imported merchandise to increase in Colombian pesos, which reduces sales of those products.  In addition, net warehouse sales made in Colombian pesos when translated yielded 37.8% fewer U.S. dollars in the quarter and 39.1% fewer U.S. dollars for the six month period compared to the year ago periods.  Net warehouse sales in local currency (COP) for the second quarter of fiscal year 2016 declined 6.5%.  For the six month period net warehouse sales in COP grew 14.1%, reflecting the addition of three new warehouse clubs for all of the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015.

Export Sales

	Three Months Ended

	February 29, 2016				February 28, 2015

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Export sales	$6,549	0.9%	$320	5.1%	$6,229	0.9%

	Six Months Ended
	February 29, 2016				February 28, 2015
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$14,781	1.0%	$121.0	0.8%	$14,660	1.1%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximately 5% margin.  Changes in the activity in the three-month and six-month periods ended February 29, 2016 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,285	$387	1.5%	$10,898
Membership income % to net warehouse club sales	1.5%			1.5%
Number of total accounts	1,464,884	84,702	6.1%	1,380,182

	Six Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Membership income	$22,751	$1,738	1.7%	$21,013
Membership income % to net warehouse club sales	1.6%			1.5%
Number of total accounts	1,464,884	84,702	6.1%	1,380,182

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Membership income is recognized ratably over the one-year life of the membership.  The 1.5% increase in membership income on a 6.1% increase in member accounts primarily reflects the impact of the Colombian peso on the translation of membership fees priced in Colombian pesos and translated to U.S. dollars.  The membership income recognized in U.S. dollars in Colombia per member is 27% less in the current quarter compared to the second quarter of fiscal year 2015.  Excluding Colombia, the average income recognized per member account is down 0.2%.

During the first six months of fiscal year 2016, the Company experienced an overall reduction of 21,291 membership accounts from August 31, 2015.  This reduction was due to the first anniversary date for a large number of accounts associated with the three warehouse clubs in Colombia that opened in October and November of 2015 and the low initial renewal rate for those accounts.  The opening of these three warehouse clubs last year resulted in approximately 124,000 expiring accounts in October, November and December from the record number of new member sign-ups experienced at the opening of these clubs.  As expected, we experienced a low renewal rate for those expiring accounts through the period (although it is not uncommon for accounts to renew up to three months following their expiration date) due to a historically lower renewal rate for first year members generally, the distance of our warehouse clubs in Bogota and Medellin to where certain members live, and the impact of price increases on imported products due to the Colombian peso devaluation.  While we continue to see new member sign-ups in Colombia, the renewal rate of current members in Colombia is below that which we experience in other markets.  As a result, the Company’s twelve-month renewal rate for the period ending February 29, 2016 declined to 81% from 86% at the end of fiscal year 2015.  Excluding Colombia, the twelve-month renewal rate was 88%, compared to 87% in August and November of 2015.

Other Income

	Three Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Other income	$1,110	$61	5.8%	$1,049

	Six Months Ended

	February 29,			February 28,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Other income	$2,512	$403	19.1%	$2,109

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

For the six month period, the primary factor for the increase is a $202,000 gain in first quarter of fiscal year 2016, recorded by the Company, associated with an insurance recovery for the fire in the Pradera, Guatemala warehouse club which occurred in June 2015.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended

	February 29, 2016			February 28, 2015

	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$758,987	$26,867	100.0%	$732,120	100.0%
Less associated cost of goods	651,500	25,624	85.8%	625,876	85.5%
Warehouse gross profit margin	$107,487	$1,243	14.2%	$106,244	14.5%

	Six Months Ended
	February 29, 2016			February 28, 2015
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,449,818	$81,283	100.0%	$1,368,535	100.0%
Less associated cost of goods	1,241,683	76,779	85.6%	1,164,904	85.1%
Warehouse gross profit margin	$208,135	$4,504	14.4%	$203,631	14.9%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

For the three months ended February 29, 2016, warehouse gross profit margin as a percent of sales was 35 basis points (0.35%) lower than the three months ended February 28, 2015.  Warehouse gross profit margin as a percent of sales decreased 132 basis points (1.32%) in Colombia from the year ago period largely as a result of actions we continue to take to reduce the impact of higher prices on imported goods to our members. Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 49 basis points (0.49%) higher.  Approximately 17 basis points (.17%) of the total reduction in gross profit margin related to higher overall unit costs of distribution resulting from lower than planned shipment volumes of exported merchandise through the Company’s distribution centers.

For the six months ended February 29, 2016, warehouse gross profit margin as a percent of sales was 52 basis points (0.52%) lower than the six months ended February 28, 2015.

Export Sales Gross Profit Margin

	Three Months Ended
	February 29, 2016			February 28, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$6,549	$320	100.0%	$6,229	100.0%
Less associated cost of goods sold	6,225	291	95.1%	5,934	95.3%
Export sales gross profit margin	$324	$29	4.9%	$295	4.7%

	Six Months Ended
	February 29, 2016			February 28, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$14,781	$121	100.0%	$14,660	100.0%
Less associated cost of goods sold	14,057	96	95.1%	13,961	95.2%
Export sales gross profit margin	$724	$25	4.9%	$699	4.8%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

The increase in export sales gross margin dollars for the three and six months ended February 29, 2016 compared to the same period a year ago was due to increase in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended

	February 29, 2016				February 28, 2015

	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$64,763	8.5%	$2,722	4.4%	$62,041	8.5%

	Six Months Ended
	February 29, 2016				February 28, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$125,603	8.7%	$7,352	6.2%	$118,251	8.6%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

As a percent of net warehouse sales, warehouse club operations expense for the second quarter of fiscal year 2016 increased 13 basis points (0.13%) to 8.6%.  Warehouse club operations expense in the second quarter of fiscal year 2016 included the expenses associated with two additional warehouse clubs (Panama and Nicaragua) compared to the same period last year.

For the six month period, the additional expenses associated with five additional warehouse clubs for all or a portion of the period compared to the same six-month period a year ago resulted in warehouse operating expense as a percent of net warehouse sales increasing three basis points (0.03%).

General and Administrative Expenses

	Three Months Ended

	February 29, 2016				February 28, 2015

	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$16,184	2.1%	$2,067	14.6%	$14,117	1.9%

	Six Months Ended
	February 29, 2016				February 28, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$31,647	2.2%	$4,180	15.2%	$27,467	2.0%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

For the three and six month periods, general and administrative expenses grew 14.6% and 15.2%, respectively, resulting from additional staffing to support the Company’s growth, most notably in the buying and information technology areas, and increased deferred compensation expense associated with stock awards granted in the first quarter totaling $514,000 in the current quarter and $912,000 for the six-month period.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$71	$(158)	31.0%	$229

	Six Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$376	$(3,002)	11.1%	$3,378

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Pre-opening expenses incurred during the three and six months ended February 29, 2016 were related to the warehouse club opened in Managua, Nicaragua during November 2015.  The pre-opening expenses for the three and six months ended on February 28, 2015 were for the three newer Colombia warehouse clubs (Bogota, Pereira and Medellin) and the newer Panama warehouse club.  We opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$52	$(339)	13.3%	$391

	Six Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$65	$(298)	17.9%	$363

Operating Income

	Three Months Ended

	February 29, 2016				February 28, 2015

	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$39,136	5.2%	$(2,572)	(6.2)%	$41,708	5.7%

	Six Months Ended
	February 29, 2016				February 28, 2015
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$76,431	5.3%	$(1,562)	(2.0)%	$77,993	5.7%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

For the three months ended February 29, 2016, operating income showed a reduction of $2.6 million compared to the prior year.  A 32% decrease in net warehouse sales resulted in a higher operating loss in Colombia, and increased selling, general and administrative expenses more than offset the additional margin dollars generated by sales growth in the non-Colombia markets.

For the six months ended February 29, 2016, operating income decreased $1.6 million compared to the prior year period on higher selling, general and administrative expenses compared to incremental margin generated from non-Colombia sales growth.  Colombia’s operating loss increased $251,000 as an 18% reduction in sales and a 218 basis point reduction in margin as a percent of sales offset the $3.3 million reduction in pre-opening expense compared to in last year’s period.

Interest Expense

	Three Months Ended

	February 29,		February 28,
	2016		2015

	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,205	$(198)	$1,403
Interest expense related to hedging activity	471	(243)	714
Capitalized interest	(140)	7	(147)
Net interest expense	$1,536	$(434)	$1,970

	Six Months Ended
	February 29,		February 28,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$2,325	$(356)	$2,681
Interest expense related to hedging activity	1,018	(208)	1,226
Capitalized interest	(434)	329	(763)
Net interest expense	$2,909	$(235)	$3,144

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three and six months ended February 29, 2016 decreased from a year ago, with a decrease in interest expense on loans and on interest expenses related to hedging activity offset by a small decrease in the amount of capitalized interest compared with the same period in the prior year.  These changes were mainly due to the net decreases in loans outstanding, hedging activities related to new loan activity required to support construction activities related to new warehouse clubs in Colombia, and other locations.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$(552)	$1,107	(66.7)%	$(1,659)

	Six Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$(796)	$3,495	(81.4)%	$(4,291)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Of the foreign exchange losses incurred in the second quarter, $388,000 related to devaluation of the Honduran Lempira, including a one-time adjustment related to re-measuring a portion of a loan in Honduras not covered by a non-deliverable forward.  The large losses in the second quarter of fiscal 2015 were nearly all in Colombia, which had significant exposures to the devaluing peso at that time.  Those issues have largely been addressed, and while we experienced $128,000 in foreign exchange losses in Colombia in the quarter it was due to the daily volatility of rates associated with normal transactions and not related to large uncovered exposures.

For the six-month period, the improvement from the prior year is mostly related to Colombia where we have taken a number of actions to mitigate any large exposures to the Colombian peso, including increased capitalization of the Colombian subsidiary, which allows for the timely payment of merchandise and fixed assets shipped to Colombia.

Provision for Income Taxes

	Three Months Ended
	February 29,		February 28,
	2016		2015
	Amount	Change from prior year	Amount
Current tax expense	$12,270	$(1,384)	$13,654
Net deferred tax provision (benefit)	(454)	(326)	(128)
Provision for income taxes	$11,816	$(1,710)	$13,526
Effective tax rate	31.7%		35.3%

	Six Months Ended
	February 29,		February 28,
	2016		2015
	Amount	Change from prior year	Amount
Current tax expense	$23,929	$779	$23,150
Net deferred tax provision (benefit)	16	(2,462)	2,478
Provision for income taxes	$23,945	$(1,683)	$25,628
Effective tax rate	32.7%		36.1%

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

The variance in the effective tax rate for the three-month period ended on February 29, 2016 compared to the same period of the prior year was primarily attributable to the following factors: (i) the favorable impact of 1.2% resulting from a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (ii) the favorable impact of 1.1% in the current period from the tax effect of changes in foreign currency value; (iii) the favorable impact of 1.1% due to the relative decrease in U.S. taxable income at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

The variance in the effective tax rate for the six-month period ended February 29, 2016 compared to the prior year was primarily attributable to the favorable impact of 2.2% resulting from a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the favorable impact of 0.7% in the current period from the tax effect of changes in foreign currency value.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(10,635)	$(941)	9.7%	$(9,694)

	Six Months Ended
	February 29,			February 28,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(11,231)	$7,882	(41.2)%	$(19,113)

Comparison of Three and Six Months Ended February 29, 2016 and February 28, 2015

Other comprehensive income/(loss) for second quarter of fiscal year 2016 and 2015 resulted primarily from other comprehensive losses for approximately $211,000 and $311,000, respectively, related to unrealized losses on change in derivative obligations, and comprehensive losses of approximately $10.4 million and $10.9 million, respectively, for the foreign currency translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

Other comprehensive income/(loss) for first six months of fiscal year 2016 and 2015 resulted primarily from other comprehensive losses for approximately $1.2 million and $3.5 million, respectively, related to unrealized losses on change in derivative obligations, and comprehensive losses of approximately $10.9 million and $22.5 million, respectively, for the foreign currency translation adjustments related to the assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

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

	February 29,	August 31,
	2016	2015
Cash and cash equivalents held by foreign subsidiaries	$147,017	$124,952
Cash and cash equivalents held domestically	25,991	32,120
Total cash and cash equivalents	$173,008	$157,072

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 29,	February 28,
	2016	2015
Net cash provided by (used in) operating activities	$69,580	$11,944
Net cash provided by (used in) investing activities	(32,242)	(43,828)
Net cash provided by (used in) financing activities	(17,878)	15,842
Effect of exchange rates	(3,524)	(1,813)
Net increase (decrease) in cash and cash equivalents	$15,936	$(17,855)

Our net cash provided by (used in) operating activities for the six months ended February 29, 2016 and February 28, 2015 is summarized below:

	Six Months Ended		Increase/
	February 29,	February 28,	(Decrease)
	2016	2015	2016 to 2015
Net income	$49,614	$45,482	$4,132
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	18,732	16,433	2,299
(Gain) loss on sale of property and equipment	65	363	(298)
Deferred income taxes	16	2,478	(2,462)
Stock-based compensation expenses	4,020	1,883	2,137
Other non-cash operating activities	(375)	(17)	(358)
Net non-cash related expenses	22,458	21,140	1,318
Net income from operating activities reconciled for non-cash operating activities	72,072	66,622	5,450
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(3,824)	(7,836)	4,012
Changes in merchandise inventories	7,074	(54,873)	61,947
Changes in accounts payable	(5,742)	8,031	(13,773)
Net cash provided by (used in) operating activities	$69,580	$11,944	$57,636

Net income from operating activities reconciled for non-cash operating activities increased $5.5 million for the six months ended February 29, 2016 over the same period last year.  This was primarily a result of a year-on-year increase in net income of approximately $4.1 million, and an increases in non-cash adjustments of approximately $1.4 million.  The increase in non-cash adjustments was primarily driven by decreases year on year in the changes to deferred income taxes for approximately $2.5 million offset by increases in depreciation expense for approximately $2.3 million due to new warehouse club investment and the continued ongoing capital improvements to existing warehouse clubs and an increase in stock-based compensation expenses for approximately $2.2 million.  The decreased investment in merchandise inventories net of vendor accounts payable of $48.2 million during the fiscal year reflects the overall year-on-year reduction in inventory builds due to fewer warehouse club openings during fiscal year 2016 compared to fiscal year 2015.

Our use of cash in investing activities for the six months ended February 29, 2016 and February 28, 2015 is summarized below:

	Six Months Ended		Increase/
	February 29,	February 28,	(Decrease)
	2016	2015	2016 to 2015
Cash used for additions of property and equipment:
Land acquisitions	$1,148	$5,599	$(4,451)
Deposits for land purchase option agreements	75	348	(273)
Warehouse club expansion, construction, and land improvements	21,001	21,264	(263)
Acquisition of fixtures and equipment	10,028	15,297	(5,269)
Proceeds from disposals of property and equipment	(129)	(40)	(89)
Capital contribution to joint ventures	119	1,360	(1,241)
Net cash flows used by (provided in) investing activities	$32,242	$43,828	$(11,586)

Net cash used in investing activities decreased in the first six months of fiscal year 2016 compared to fiscal year 2015 by approximately $11.6 million primarily due to a decrease in cash expended for the purchase of land and the decrease in expenditures for warehouse club expansion activity compared to a year ago.  During the first six months of fiscal year 2016, expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the completed warehouse club in Managua, Nicaragua that opened in November 2015 and the start of construction activities of a warehouse club in Chia, Colombia as well as normal ongoing capital expenditures for ongoing replacement of equipment and building and leasehold improvements.  Net cash used in investing activities in the first six months of fiscal year 2015 consisted of cash expended for the construction and completion of warehouse clubs in Bogota, Colombia ("Salitre"), Pereira, Colombia, and Medellin, Colombia and the additions of fixtures and equipment for these warehouse clubs.  Additionally, we began construction of a warehouse club in Panama during the first six months of fiscal year 2015.

We have either commitments or plans for capital spending during fiscal year 2016 for warehouse club construction of approximately $8.9 million relating to a previously announced new warehouse club, and we expect to spend approximately $35.0 million in other capital expenditures for ongoing replacement of equipment and building/leasehold improvements during the final six months of fiscal year 2016.  Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

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

On December 4, 2015 we signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  If the option is exercised, the parcels will be used to expand the parking lot for the warehouse club.

On March 3, 2016, we entered into a contract, subject to customary contingencies, to acquire a build-to-suit distribution center in Miami-Dade County, Florida, to which we  will transfer the majority of our current Miami distribution center activities, once the construction of the building is complete and the building is ready for occupancy.  We currently expect completion to be in first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  We deposited $300,000 of cash into escrow on March 8, 2016.  Also, on March 21, 2016, we deposited approximately $8.8 million into escrow, through an irrevocable standby unconditional letter of credit payable to the seller. This letter of credit also contains an automatic one-year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand to the Company if the seller, per the underlying build-to-suit purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.  We expect to finance the purchase price of this acquisition through long-term financing secured by the land and building.

Net cash provided by (used in) financing activities for the six months ended February 29, 2016 and February 28, 2015 is summarized below:

	Six Months Ended		Increase/
	February 29,	February 28,	(Decrease)
	2016	2015	2016 to 2015
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$(5,931)	$29,341	$(35,272)
Cash dividend payments	(10,629)	(10,564)	(65)
Proceeds from exercise of stock options and the tax benefit related to stock options	638	1,506	(868)
Purchase of treasury stock related to vesting of restricted stock	(1,956)	(4,441)	2,485
Net cash (used) in/provided by financing activities	$(17,878)	$15,842	$(33,720)

Net cash provided by loan activities decreased approximately $33.7 million over the same period in fiscal year 2015 as we received cash from short-term borrowings for approximately $5.7 million and cash from additional long-term loans entered into by our Costa Rica subsidiary of approximately $7.4 million.  This increase in cash was offset by regularly scheduled loan payments of $6.7 million on the long-term loans and payments for approximately $12.2 million on the short-term loans.

The following table summarizes the dividends declared and paid during fiscal year 2016 and 2015.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2016	$0.70	2/15/2016	2/29/2016	N/A	$0.35	8/15/2016	N/A	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	N/A	$0.35	8/14/2015	8/31/2015	N/A	$0.35

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

In August 2015, the Company's Colombia subsidiary paid off the outstanding loan principal balance of US $8.0 million under a loan agreement entered into with Scotiabank & Trust (Cayman) Ltd.  The Company's subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to this loan.  Our Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd. had entered into a loan agreement in March 2011 which was amended and restated in January 2012.  The amendment increased the credit facility by US $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. was for $32.0 million. The interest rate on the incremental amount of the facility as the tranches were drawn was three-month LIBOR rate plus 0.6%. The loan term continued to be five years with interest only payments and a balloon payment at maturity.  The deposits earned interest at a rate equal to three-month LIBOR.  The first tranche of US $8.0 million from the incremental US $16.0 million of the credit facility was funded in February 2012, and we secured this portion of the loan with a US $8.0 million secured time deposit pledged by our Costa Rica subsidiary. The Company's Colombia subsidiary concurrently entered into a cross-currency interest rate swap agreements with Scotiabank for the notional amount of a US $8.0 million.  The cross-currency interest rate swap agreements converted the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the US $8.0 million long-term quarterly amortizing debt with Scotiabank & Trust (Cayman) Ltd. to functional currency principal and fixed interest payments during the life of the hedging instruments.  As changes in foreign exchange and interest rates impacted cash flows of principal and interest payments, the hedges were intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  The hedged loan had a variable interest rate of three-month LIBOR plus 0.6%.  Under the cross-currency interest rate swap agreements, the Company received variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 0.6% on the quarterly amortizing notional amount of US $8.0 million and paid fixed interest of 6.02% on the quarterly amortizing notional amount of 14.3 billion Colombia Pesos for a term of approximately five years.  The LIBOR reset dates for these hedged long-term debt and the cross-currency interest rate swaps occurred quarterly.

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

On November 28, 2014, our Panama subsidiary drew down the final US $10.0 million available against the credit facility established on March 31, 2014 under a loan agreement with The Bank of Nova Scotia.  That agreement established a credit facility of US $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a US $17.0 million principal payment due at maturity.  The facility provides a five year renewal option upon approval of the Bank of Nova Scotia.  The loan is secured by assets of our Panama subsidiary.  During April 2014, we drew down US $24.0 million of the US $34.0 million facility and repaid borrowings due to MetroBank, S.A. of US $3.2 million.  On December 9, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of US $10.0 million related to this loan.  The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first US $5.0 million of the total US $10.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument.  As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements.  Under the interest rate swap agreement, the Company will receive variable interest based on the 30-day LIBOR rate plus 3.5% on a monthly amortizing notional amount of US $10.0 million and pay fixed interest of 5.2% for a term of approximately five years.  The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 28th day of each month beginning on December 29, 2014.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 29, 2016:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.60%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

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

		February 29, 2016			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross currency interest rate swaps(1)	Other non-current assets	$4,735	$(14)	$(4,721)	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(641)	170	471	(387)	98	289
Cross currency interest rate swaps	Other long-term liabilities	(1,336)	401	935	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$2,758	$557	$(3,315)	$2,430	$579	$(3,009)

(1)	The tax effect of these swaps is largely offset by a valuation allowance.

The Company did not settle any derivatives during the six months ended February 29, 2016.  The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

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

The following table summarizes these agreements as of February 29, 2016:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-15	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2016	August 31, 2015- August 30, 2016

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 29, 2016		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(216)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(216)		$(66)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by those of our subsidiaries.  The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 29, 2016	$67,491	$—	$115	$67,376	—%
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

As of February 29, 2016 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants, which include debt service and leverage ratios.  As of February 29, 2016 and August 31, 2015, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the six months ended February 29, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Repayments of long-term debt:
Regularly scheduled loan payments	(396)	(6,351)	(6,747)
Reclassifications of long-term debt	(731)	731	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(24)	(68)	(92)
Balances as of February 29, 2016	$16,018	$75,047	$91,065	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $103.7 million. No cash assets were assigned as collateral for this total.

As of February 29, 2016, the Company had approximately $43.8 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 29, 2016, the Company was in compliance with all covenants or amended covenants.

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

The following table summarizes the shares repurchased during fiscal years 2016 and 2015:

	Six Months Ended
	February 29,	February 28,
	2016	2015
Shares repurchased	26,637	49,931
Cost of repurchase of shares (in thousands)	$1,956	$4,441

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented as of November 30:

	Six Months Ended
	February 29,	February 28,
	2016	2015
Reissued treasury shares	—	—

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

Income Taxes:  We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of February 29, 2016, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on February 29, 2016 and August 31, 2015.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

We have not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as we deem such earnings to be indefinitely reinvested.  It is not practicable to determine the U.S. federal income tax liability that would be associated with the repatriation earnings because of the complexity of the computation.

Tax Receivables: We pay Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquires and/or on sales and taxable income.  We also collect VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable.  In most countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  We either request a refund of these tax receivables or apply the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets.  However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables.  We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail.  In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund.  The balance of the VAT receivable in these countries was $6.6 million and $6.5 million as of February 29, 2016 and August 31, 2015, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income.  The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of February 29, 2016, the Company had deferred tax assets of approximately $1.7 million in this country.  Also, the Company had an income tax receivable balance of $1.8 million as of February 29, 2016, related to excess payments from fiscal year 2015.  We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will succeed in our refund request and/or court challenge on this matter.

Our policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•

Short-term VAT and Income tax receivables, recorded as Other current assets: This classification is used for any countries where our subsidiary has generally demonstrated the ability to recover the VAT or income tax receivable within one year.  We also classify as short-term any approved refunds or credit notes to the extent that we expect to receive the refund or use the credit notes within one year.

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets:  This classification is used for amounts not approved for refund or credit in countries where our subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when we do not expect to eventually prevail in its recovery.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at February 29, 2016 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.  The gross fair value of our derivative financial instruments designated as cash flow hedges have increased by $329,000 since August 31, 2015, primarily due to fluctuation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the six months ended February 29, 2016.  Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $10.4 million and $10.9 million net loss for the three and six months, respectively ended February 29, 2016 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the three and six month period ending February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Currency gain (loss)	$(552)	$(1,659)	$(796)	$(4,291)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended February 29, 2016, the Company repurchased a total of 26,637 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during fiscal year 2016.  The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2015 - December 31, 2015	—	—	—	N/A
January 1, 2016 - January 31, 2016	26,637	$73.43	—	N/A
February 1, 2016 - February 29, 2016	—	—	—	N/A
Total	26,637	$73.43	—	—

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

PRICESMART, INC.

Date:	April 7, 2016	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 7, 2016	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)