Form 10-Q
period 2016-05-31
PRICESMART INC
filed 2016-07-07
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The registrant had 30,394,175 shares of its common stock, par value $0.0001 per share, outstanding at July 1, 2016.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of May 31, 2016 and the consolidated balance sheet as of August 31, 2015, the unaudited consolidated statements of income for the three and nine months ended May 31, 2016 and 2015, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2016 and 2015, the unaudited consolidated statements of equity for the nine months ended May 31, 2016 and 2015, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2016 and 2015, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2016	August 31,
	(Unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$202,616	$157,072
Short-term restricted cash	518	61
Receivables, net of allowance for doubtful accounts of $0 as of May 31, 2016 and August 31, 2015, respectively	5,949	9,662
Merchandise inventories	253,778	267,175
Prepaid expenses and other current assets	18,030	22,535
Total current assets	480,891	456,505
Long-term restricted cash	2,618	1,464
Property and equipment, net	456,584	433,040
Goodwill	35,652	35,871
Deferred tax assets	15,009	14,845
Other non-current assets (includes $3,889 and $4,129 as of May 31, 2016 and August 31, 2015, respectively, for the fair value of derivative instruments)	48,271	39,182
Investment in unconsolidated affiliates	10,798	10,317
Total Assets	$1,049,823	$991,224
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$10,127	$6,606
Accounts payable	245,096	241,978
Accrued salaries and benefits	18,502	17,977
Deferred membership income	21,127	20,184
Income taxes payable	5,425	9,595
Other accrued expenses (includes $192 and $66 as of May 31, 2016 and August 31, 2015, respectively, for the fair value of foreign currency forward contracts)	21,910	23,558
Dividends payable	10,629	—
Long-term debt, current portion	16,099	17,169
Total current liabilities	348,915	337,067
Deferred tax liabilities	1,879	1,755
Long-term portion of deferred rent	8,817	6,595
Long-term income taxes payable, net of current portion	1,044	1,402
Long-term debt, net of current portion	71,462	73,365
Other long-term liabilities (includes $1,684 and $1,699 for the fair value of derivative instruments and $3,791 and $2,757 for post employment plans as of May 31, 2016 and August 31, 2015, respectively)	5,475	4,456
Total Liabilities	437,592	424,640

Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 31,214,715 and 30,977,764 shares issued and 30,394,175 and 30,184,584 shares outstanding (net of treasury shares) as of May 31, 2016 and August 31, 2015, respectively	3	3
Additional paid-in capital	409,979	403,168
Tax benefit from stock-based compensation	11,290	10,711
Accumulated other comprehensive loss	(106,431)	(101,512)
Retained earnings	328,804	283,611
Less: treasury stock at cost; 820,540 shares as of May 31, 2016 and 793,180 shares as of August 31, 2015	(31,414)	(29,397)
Total Equity	612,231	566,584
Total Liabilities and Equity	$1,049,823	$991,224

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Revenues:
Net warehouse club sales	$684,547	$675,314	$2,134,365	$2,043,849
Export sales	7,091	9,465	21,872	24,126
Membership income	11,475	11,189	34,226	32,202
Other income	1,149	1,135	3,661	3,244
Total revenues	704,262	697,103	2,194,124	2,103,421
Operating expenses:
Cost of goods sold:
Net warehouse club	590,500	578,868	1,832,183	1,743,772
Export	6,742	8,992	20,799	22,953
Selling, general and administrative:
Warehouse club operations	62,745	60,754	188,348	179,006
General and administrative	16,439	14,214	48,086	41,681
Pre-opening expenses	13	33	389	3,411
Loss/(gain) on disposal of assets	334	724	399	1,087
Total operating expenses	676,773	663,585	2,090,204	1,991,910
Operating income	27,489	33,518	103,920	111,511
Other income (expense):
Interest income	322	283	780	813
Interest expense	(1,571)	(1,615)	(4,480)	(4,759)
Other income (expense), net	(222)	(311)	(1,018)	(4,602)
Total other income (expense)	(1,471)	(1,643)	(4,718)	(8,548)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	26,018	31,875	99,202	102,963
Provision for income taxes	(9,168)	(10,750)	(33,113)	(36,378)
Income (loss) of unconsolidated affiliates	(13)	70	362	92
Net income	16,837	$21,195	$66,451	66,677
Net income per share available for distribution:
Basic net income per share	$0.55	$0.70	$2.19	$2.20
Diluted net income per share	$0.55	$0.70	$2.19	$2.20
Shares used in per share computations:
Basic	29,951	29,883	29,918	29,834
Diluted	29,955	29,888	29,923	29,841
Dividends per share	$—	$—	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net income	$16,837	$21,195	$66,451	$66,677
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$6,509	$(1,684)	$(4,383)	$(24,241)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(6)	(11)	(14)	(35)
Total defined benefit pension plan	(6)	(11)	(14)	(35)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(191)	38	(522)	3,506
Total derivative instruments	(191)	38	(522)	3,506
Other comprehensive income (loss)	6,312	(1,657)	(4,919)	(20,770)
Comprehensive income	$23,149	$19,538	$61,532	$45,907

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	50	(4,500)	(4,500)
Issuance of restricted stock award	25	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	4,622	1,220	—	—	—	—	5,842
Dividend paid to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Dividend payable to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Net income	—	—	—	—	—	66,677	—	—	66,677
Other comprehensive income (loss)	—	—	—	—	(20,770)	—	—	—	(20,770)
Balance at May 31, 2015	30,970	$3	$401,821	$10,725	$(70,056)	$261,162	791	$(29,220)	$574,435

Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Purchase of treasury stock	—	—	—	—	—	—	27	(2,017)	(2,017)
Issuance of restricted stock award	233	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	6,731	579	—	—	—	—	7,310
Dividend paid to stockholders	—	—	—	—	—	(10,629)	—	—	(10,629)
Dividend payable to stockholders	—	—	—	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	66,451	—	—	66,451
Other comprehensive income (loss)	—	—	—	—	(4,919)	—	—	—	(4,919)
Balance at May 31, 2016	31,215	$3	$409,979	$11,290	$(106,431)	$328,804	820	$(31,414)	$612,231

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Operating Activities:
Net income	$66,451	$66,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,003	25,173
Allowance for doubtful accounts	—	2
(Gain)/loss on sale of property and equipment	399	1,087
Deferred income taxes	(1,222)	3,388
Excess tax benefit on stock-based compensation	(579)	(1,220)
Equity in (gains) losses of unconsolidated affiliates	(362)	(92)
Stock-based compensation	6,731	4,622
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(2,281)	(9,101)
Merchandise inventories	13,397	(39,801)
Accounts payable	631	15,003
Net cash provided by (used in) operating activities	112,168	65,738
Investing Activities:
Additions to property and equipment	(51,462)	(63,041)
Deposits for land purchase option agreements	(442)	903
Proceeds from disposal of property and equipment	96	67
Investment in joint ventures	(119)	(1,360)
Net cash provided by (used in) investing activities	(51,927)	(63,431)
Financing Activities:
Proceeds from long-term bank borrowings	7,370	45,477
Repayment of long-term bank borrowings	(10,191)	(27,783)
Proceeds from short-term bank borrowings	18,829	34,970
Repayment of short-term bank borrowings	(15,214)	(33,300)
Cash dividend payments	(10,629)	(10,564)
Release of restricted cash	—	2,920
Excess tax benefit on stock-based compensation	579	1,220
Purchase of treasury stock	(2,017)	(4,500)
Proceeds from exercise of stock options	80	49
Net cash provided by (used in) financing activities	(11,193)	8,489
Effect of exchange rate changes on cash and cash equivalents	(3,504)	(2,301)
Net increase (decrease) in cash and cash equivalents	45,544	8,495
Cash and cash equivalents at beginning of period	157,072	137,098
Cash and cash equivalents at end of period	$202,616	$145,593

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,991	$4,391
Income taxes	$39,297	$33,583
Dividends declared but not paid	$10,629	$10,564

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2016

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2016, the Company had 38 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia;  five in Panama; four in Trinidad; three in Guatemala, Honduras and the Dominican Republic;  two in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  In January 2014, the Company acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia.  The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014.  Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six.  In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company opened its fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, the Company acquired land in Managua, Nicaragua.  The Company constructed and opened a warehouse club on this site in November 2015. In May 2015, the Company purchased land in Chia, a city north of Bogota, Colombia where it is currently constructing a new warehouse club that is expected to open in September 2016.  On December 4, 2015, the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  The Company exercised the option and completed the swap in May 2016, and the acquired land will be used to expand the parking lot for the San Pedro Sula warehouse club.  The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

The Company early adopted ASU 2015-17 as of the second quarter of fiscal year 2016 with retrospective application to prior periods.  Accordingly, the Company reclassified current deferred tax assets and liabilities to long-term on its consolidated balance sheet reported for fiscal year ended 2015, which increased long-term deferred tax assets by $7.4 million and decreased long-term deferred tax liabilities by $438,000.  As of the third quarter of fiscal year 2016, the Company no longer refers to these as Deferred tax assets-long term and Deferred tax liabilities-long term, and rather identifies them as Deferred tax assets and Deferred tax liabilities within their respective non-current balance sheet locations.

	August 31, 2015 balance sheet line item as previously reported	Amount reclassified	August 31, 2015 balance sheet line item as currently reported
Deferred tax assets- current	$7,849	$(7,849)	$—
Deferred tax assets - non-current	$7,464	$7,381	$14,845
Deferred tax liabilities - current	$30	$(30)	$—
Deferred tax liabilities - non-current	$2,193	$(438)	$1,755

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of May 31, 2016, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of May 31, 2016 is listed below:

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction.  The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31,	August 31,
	2016	2015
Short-term restricted cash:
Restricted cash for land purchase option agreements	$442	$—
Other short-term restricted cash	$76	$61
Total short-term restricted cash	$518	$61
Long-term restricted cash:
Other long-term restricted cash (1)	$2,618	$1,464
Total long-term restricted cash	$2,618	$1,464
Total restricted cash	$3,136	$1,525

(1)

Other long-term restricted cash consists mainly of cash deposits held within banking institutions or with external fund managers in compliance with federal regulatory requirements in Panama to pay a specified benefit on retirement, voluntary departure or death of employees. Additionally, the Company records as long-term restricted cash amounts deposited in designated banking institutions for other regulatory requirements in Costa Rica.

Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income.  The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells.  If the output VAT exceeds the input VAT, then

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable.  In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due, this creates an income tax receivable.  The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there either is not, or the governments have alleged that there is not, a clearly defined process in the laws and regulations to allow the authorities to refund VAT receivables.  The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail.  In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the VAT receivables as a required precursor to any refund.  The balance of the VAT receivables in these countries was $6.9 million and $6.5 million as of May 31, 2016 and August 31, 2015, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of May 31, 2016, the Company had deferred tax assets of approximately $1.7 million in this country. Also, the Company had an income tax receivable balance of $2.2 million as of May 31, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2016	2015
Prepaid expenses and other current assets	$954	$4,673
Other non-current assets	30,483	22,239
Total amount of VAT receivable reported	$31,437	$26,912

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2016	2015
Prepaid expenses and other current assets	$3,619	$2,941
Other non-current assets	10,017	8,772
Total amount of income tax receivable reported	$13,636	$11,713

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term restricted cash:  Other long-term restricted cash consists mainly of cash deposits held within banking institutions or with external fund managers in compliance with federal regulatory requirements in Panama to pay a specified benefit on retirement, voluntary departure or death of employees.    The amount of these payments is predetermined by a formula based on an employee's earnings history and tenure of service. Since the obligation to provide benefits are based on services that the employees have rendered, the cost associated with providing the benefits is recognized as the employee provides those services. The employees' rights to receive payment on these plans are not dependent on their reaching certain thresholds like age or tenure.  Therefore, the carrying value approximates fair value because payments on these plans are not time dependent in nature.  Additionally, the Company records as long-term restricted cash amounts deposited in designated banking institutions for other regulatory requirements in Costa Rica.

Accounts receivable:  The carrying value approximates fair value due to the short maturity of these accounts.

Short-term VAT and Income tax receivables:  The carrying value approximates fair value due to the short maturity of these accounts.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.  The carrying value and fair value of the Company’s debt as of May 31, 2016 and August 31, 2015 is as follows (in thousands):

	May 31, 2016		August 31, 2015
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Long-term debt, including current portion	$87,561	$85,441	$90,534	$88,307

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of May 31, 2016 and August 31, 2015, to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

Derivatives Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.  If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.  Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship.  There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2016 and August 31, 2015.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2016 and August 31, 2015.

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

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2016 and August 31, 2015 (in thousands) for derivatives that qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of May 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$3,889	$—	$3,889
Other long-term liabilities – (Interest rate swaps)	—	(448)	—	(448)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,236)	—	(1,236)
Total	$—	$2,205	$—	$2,205

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$4,129	$—	$4,129
Other long-term liabilities – (Interest rate swaps)	—	(387)	—	(387)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,312)	—	(1,312)
Total	$—	$2,430	$—	$2,430

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2016 and August 31, 2015 (in thousands) for derivatives that do not qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of May 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(192)	$—	$(192)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(192)	$—	$(192)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(66)	$—	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(66)	$—	$(66)

Goodwill – The table below presents goodwill resulting from certain business combinations as of May 31, 2016 and August 31, 2015 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	May 31,	August 31,
	2016	2015	Change
Goodwill	$35,652	$35,871	$(219)

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

Insurance Reimbursements – Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries.  These recoveries are accounted for when they are probable of receipt.  Insurance recoveries are not recognized prior to the recognition of the related cost.  Anticipated proceeds in excess of the amount of loss recognized are considered gains and are subject to gain contingency guidance.  Anticipated proceeds in excess of a loss recognized in the financial statements are not recognized until all contingencies related to the insurance claim are resolved.

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts.  Volume rebates that are not threshold-based are incorporated into the unit cost of merchandise, reducing the inventory cost and cost of goods sold.  Volume rebates that are threshold-based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vendor in writing or upon receipt of funds.  On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory.  Product promotions are generally linked to coupons that provide for reimbursement to the Company from the vendor of the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club.  Demonstration reimbursements are related to consideration received by the Company from vendors for the in-store promotion of the vendors' products.  The Company records the reduction in cost of goods sold on a transactional basis for these programs.  Prompt payment discounts are taken in substantially all cases, and therefore are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

The following table summarizes the amounts recorded for the three and nine months ended May 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Currency gain (loss)	$(222)	$(311)	$(1,018)	$(4,602)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions as of May 31, 2016 and August 31, 2015.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.  Also, in another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes.  As of May 31, 2016, the Company had deferred tax assets of approximately $1.7 million in this country.  Also, the Company had an income tax receivable balance of $2.2 million as of May 31, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested.  It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.3	0.3	0.4
Differences in foreign tax rates	(5.0)	(4.7)	(5.0)	(4.3)
Permanent items and other adjustments	2.1	1.6	1.6	2.4
Increase (decrease) in foreign valuation allowance	2.8	1.5	1.5	1.8
Provision for income taxes	35.2%	33.7%	33.4%	35.3%

The variance in the effective tax rate for the three months ended May 31, 2016 compared to the same period of the prior year was primarily attributable to the unfavorable impact of 1.9% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the favorable impact of 0.7% due to the relative decrease in U.S. taxable income, which is taxed at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

The variance in the effective tax rate for the nine months ended May 31, 2016 compared to the prior year was primarily attributable to the favorable impact of 1.0% resulting from a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the favorable impact of 0.6% due to the relative decrease in U.S. taxable income, which is taxed at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

FASB ASC 718 ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including:

•	The income tax consequences
•	Classification of awards as either equity or liabilities, and
•	Classification on the statement of cash flows

The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period.    The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued amendments to the guidance on lease accounting.  Under the new guidance, for all leases longer than 12 months, a lessee will be required to record a lease liability for all payments arising from a lease and also record a right of use asset for the term of the lease. Under the new guidance lessor accounting is largely unchanged.

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

FASB ASC 740 ASU 2015-17 -Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued amended guidance eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

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

FASB ASC 330 ASU 2015-11 -Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance that will require an entity to measure in-scope inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment applies to entities, like the Company, that measure inventory value using the average cost method.  The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

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

FASB ASC 606 ASU 2014-09 - Revenue from Contracts with Customers

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

Property and equipment consist of the following (in thousands):

	May 31,	August 31,
	2016	2015
Land	$131,073	$128,071
Building and improvements	297,569	278,982
Fixtures and equipment	183,858	164,916
Construction in progress	34,780	26,679
Total property and equipment, historical cost	647,280	598,648
Less: accumulated depreciation	(190,696)	(165,608)
Property and equipment, net	$456,584	$433,040

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Depreciation and amortization expense	$10,271	$8,740	$29,003	$25,173

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

Total interest capitalized (in thousands):

	Balance as of
	May 31,	August 31,
	2016	2015
Total interest capitalized	$7,318	$6,961

Total interest capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Interest capitalized	$146	$148	$580	$911

The Company also recorded within accounts payable and other accrued expenses approximately $777,000 and $1.7 million as of May 31, 2016 and $458,000 and $1.5 million as of August 31, 2015 of liabilities related to the acquisition and/or construction of property and equipment, respectively.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2016, (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net income	$16,837	$21,195	$66,451	$66,677
Less: Allocation of income to unvested stockholders	(288)	(257)	(1,041)	(856)
Net earnings available to common stockholders	$16,549	$20,938	$65,410	$65,821
Basic weighted average shares outstanding	29,951	29,883	29,918	29,834
Add dilutive effect of stock options (two-class method)	4	5	5	7
Diluted average shares outstanding	29,955	29,888	29,923	29,841
Basic net income per share	$0.55	$0.70	$2.19	$2.20
Diluted net income per share	$0.55	$0.70	$2.19	$2.20

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2016 and 2015:

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2016	$0.70	2/15/2016	2/29/2016	N/A	$0.35	8/15/2016	N/A	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	N/A	$0.35	8/14/2015	8/31/2015	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Nine Months Ended May 31, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments	Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)	$(101,512)
Other comprehensive income (loss)	(4,383)	—		(522)	(4,905)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	(2)	—	(14)
Ending balance, May 31, 2016	$(104,923)	$(127)		$(1,381)	$(106,431)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended May 31, 2015
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments	Total
Beginning balance, September 1, 2014	$(50,410)	$113		$1,011	$(49,286)
Other comprehensive income (loss)	(24,241)	—		3,506	(20,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(35)	(2)	—	(35)
Ending balance, May 31, 2015	$(74,651)	$78		$4,517	$(70,056)

	Twelve Months Ended August 31, 2015
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2014	$(50,410)	$113		$1,011		$(49,286)
Other comprehensive income (loss)	(50,130)	65		(1,770)		(51,835)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(291)	(2)	(100)	(1)(3)	(391)
Ending balance, August 31, 2015	$(100,540)	$(113)		$(859)		$(101,512)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.
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

	May 31,	August 31,
	2016	2015
Retained earnings not available for distribution	$5,816	$5,479

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

The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of May 31, 2016	May 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2016	2015
2013 Plan	944,905	617,850	847,876

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Options granted to directors	$20	$25	$53	$61
Restricted stock awards	1,618	929	5,295	3,633
Restricted stock units	515	328	1,383	928
Stock-based compensation expense	$2,153	$1,282	$6,731	$4,622

The following tables summarize other information related to stock-based compensation:

	Balance as of
	May 31,	May 31,
	2016	2015
Remaining unrecognized compensation cost (in thousands)	$33,383	$19,005
Weighted average period of time over which this cost will be recognized (years)	4	5

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$579	$1,220

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

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Grants outstanding at beginning of period	366,021	488,416
Granted	258,133	27,607
Forfeited	(747)	(9,618)
Vested	(87,090)	(142,370)
Grants outstanding at end of period	536,317	364,035

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Nine Months Ended
	May 31,	May 31,
Weighted Average Grant Date Fair Value	2016	2015
Restricted stock awards and units granted	$84.70	$89.64
Restricted stock awards and units vested	$63.64	$44.42
Restricted stock awards and units forfeited	$—	$64.13

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Total fair market value of restricted stock awards and units vested (in thousands)	$6,462	$12,624

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements.  The Company expects to continue this practice going forward.  The following table summarizes this activity during the period:

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Shares repurchased	27,360	50,639
Cost of repurchase of shares (in thousands)	$2,017	$4,500

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued:

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	May 31,	August 31,
	2016	2015
Stock options outstanding	16,000	20,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2016 and August 31, 2015, the Company has recorded within other accrued expenses a total of $4.4 million and $4.1 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Open
Years ended May 31,	Locations(1)
2017	$10,982
2018	11,234
2019	10,907
2020	10,428
2021	9,141
Thereafter	62,841
Total	$115,533

(1)

Operating lease obligations have been reduced by approximately $236,000 to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of May 31, 2016 and August 31, 2015, these commitments were approximately $5.2 million and $12.3 million, respectively, for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within the balance sheet deposits of approximately $642,000.  These land purchase option agreements can be canceled at the sole option of the Company, with the Company forfeiting the deposit.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review.  The Company's due diligence review includes evaluations of the legal status of the property,

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If these purchase option agreements are exercised, the cash use would be approximately $16.9 million.

 In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a build-to-suit distribution center in Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently expects construction to be completed in the first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  During March 2016, the Company deposited into escrow $300,000 of cash and approximately $8.8 million through an irrevocable and unconditional standby letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand if the seller, per the underlying build-to-suit purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $207,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2016	$64,993	$10,127	$9,258	$45,608	6.7%
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

As of May 31, 2016 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2016 and August 31, 2015, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in long-term debt for the nine months ended May 31, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Repayments of long-term debt:
Regularly scheduled loan payments	(553)	(9,638)	(10,191)
Reclassifications of long-term debt	(731)	731	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	214	(366)	(152)
Balances as of May 31, 2016	$16,099	$71,462	$87,561	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The carrying amount on non-cash assets assigned as collateral for this total was $100.0 million. No cash assets were assigned as collateral for this total.

As of May 31, 2016, the Company had approximately $75.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2016, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2015, the Company had approximately $85.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2015, the Company was in compliance with all covenants or amended covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended May 31,	Amount
2017	$15,619
2018	12,967
2019	24,378
2020	21,811
2021	6,068
Thereafter	2,997
Total (1)	$83,840

(1)

In the case of loans subject to cross-currency interest rate swaps, the Company has used the effective rate to the Company under the applicable derivative obligation as of May 31, 2016 to disclose the future commitments of the related long-term debt.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

As of May 31, 2016, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2016:

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

For the three and nine months ended May 31, 2016 and 2015, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2016	$812	$461	$1,273
Interest expense for the three months ended May 31, 2015	$644	$837	$1,481
Interest expense for the nine months ended May 31, 2016	$2,377	$1,478	$3,855
Interest expense for the nine months ended May 31, 2015	$1,577	$2,063	$3,640

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2016	2015
Scotiabank	$33,558	$37,458
Citibank N.A.	31,213	34,287
Total	$64,771	$71,745

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2016			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps(1)	Other non-current assets	$3,889	$(236)	$(3,653)	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(448)	125	323	(387)	98	289
Cross-currency interest rate swaps	Other long-term liabilities	(1,236)	371	865	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$2,205	$260	$(2,465)	$2,430	$579	$(3,009)

(1)	The beneficial tax effect of these swaps is largely offset by a valuation allowance.

The Company did not settle any derivatives during the nine months ended May 31, 2016.  The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands, except footnote data):

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company did not enter into any non-deliverable forward foreign exchange contracts during the nine months ended May 31, 2016.  The following table summarizes the non-deliverable forward foreign exchange contracts that the Company entered during the twelve months ended August 31, 2015:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-15	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2016	August 31, 2015- August 30, 2016

For the three and nine months ended May 31, 2016 and 2015, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Income Statement Classification	2016	2015	2016	2015
Other income (expense), net	$23	$465	$(128)	$6,599

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2016		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(192)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(192)		$(66)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  For the three and nine months ended May 31, 2016 and May 31, 2015, the Company recognized rent expense of $26,400 and $79,200,  respectively.

On December 11, 2015, the Company's joint venture Golf Park Plaza, S.A. ("GPP") transferred final ownership of land to OD Panama, S.A. ("ODP"), which is operated by Office Depot Mexico, S.A. de C.V., following its execution of the related purchase option.  The deed was recorded with the relevant agencies in Panama during February 2016.  ODP had on July 15, 2011 (fiscal year 2011), entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP.  The option to purchase the land had a three-year limit beginning in April 2013.  As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time its building was completed and its store opened to the public; (iii) paid monthly rent per the lease clause of the agreement which the Company recognized on a straight line basis; and (iv) contracted to pay an additional $109,000, less rental payments of $39,000 previously applied per the lease clause, when ODP exercised its option to purchase the land.  ODP opened its store in April of 2013.  GPP recorded rental income on a straight line basis for approximately $106,000,  $72,000 and $12,000 during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.  During fiscal year 2016 GPP recorded rental income for approximately $1,000.  GPP recorded a gain, net of tax, on the sale of the land for approximately $851,000 during February 2016.  Gonzalo Barrutieta, who is a director of the Company, is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates ODP.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of May 31, 2016 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$330	$7,348	$99	$7,447
Price Plaza Alajuela, S.A.	50%	2,193	1,236	21	3,450	785	4,235
Total		$6,809	$3,638	$351	$10,798	$884	$11,682

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31,	August 31,
	2016	2015
Current assets	$607	$432
Noncurrent assets	$11,858	$12,157
Current liabilities	$243	$1,120
Noncurrent liabilities	$15	$11

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net income (loss)	$(13)	$63	$362	$90

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

The Company also early adopted ASU 2015-17 retrospectively, as of the second quarter of fiscal year 2016.  Accordingly, the Company reclassified current deferred tax assets and liabilities to noncurrent on its consolidated balance sheet reported for fiscal year ended 2015.

The following table summarizes the impact of this reclassifications on segment reporting:

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items	Total

As of May 31, 2015
Total assets as previously reported	$86,224	$501,021	$222,928	$206,010	$—	$1,016,183
Reclassification of deferred tax liabilities short term and long term to deferred tax assets long term	(35)	—	(655)	(50)	—	(740)
Total assets as currently reported	$86,189	$501,021	$222,273	$205,960	$—	$1,015,443

As of August 31, 2015
Total assets as previously reported	$89,167	$491,548	$239,311	$171,666	$—	$991,692
Reclassification of deferred tax liabilities short term and long term to deferred tax assets long term	(34)	(393)	(39)	(2)	—	(468)
Total assets as currently reported	$89,133	$491,155	$239,272	$171,664	$—	$991,224

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended May 31, 2016
Revenue from external customers	$7,108		$431,001	$200,041	$66,112	$—	$704,262
Intersegment revenues	249,639		—	1,665	—	(251,304)	—
Depreciation and amortization	1,391		4,823	2,436	1,621	—	10,271
Operating income	3,479		30,898	11,484	(1,642)	(16,730)	27,489
Net income	714		24,999	9,886	(2,032)	(16,730)	16,837
Capital expenditures, net	831		6,760	2,631	9,976	—	20,198

Nine Months Ended May 31, 2016
Revenue from external customers	$21,924		$1,329,485	$641,739	$200,976	$—	$2,194,124
Intersegment revenues	809,301		—	4,429	—	(813,730)	—
Depreciation and amortization	3,352		13,634	7,285	4,732	—	29,003
Operating income	14,141		103,587	39,732	(3,674)	(49,866)	103,920
Net income	4,032		82,634	34,789	(5,138)	(49,866)	66,451
Capital expenditures, net	4,158		22,438	8,381	18,972	—	53,949
Long-lived assets (other than deferred tax assets)	16,242		269,383	109,145	123,501	—	518,271
Goodwill	—		31,082	4,570	—	—	35,652
Total assets	85,933		511,530	286,477	165,883	—	1,049,823

Three Months Ended May 31, 2015
Revenue from external customers	$9,483		$403,070	$201,101	$83,449	$—	$697,103
Intersegment revenues	248,635		—	1,516	—	(250,151)	—
Depreciation and amortization	527		3,790	2,408	2,015	—	8,740
Operating income	4,257		31,932	11,928	18	(14,617)	33,518
Net income	1,013		25,403	9,975	(579)	(14,617)	21,195
Capital expenditures, net	701		16,613	2,503	9,865	—	29,682

Nine Months Ended May 31, 2015
Revenue from external customers	$24,149		$1,212,461	$619,717	$247,094	$—	$2,103,421
Intersegment revenues	846,574		—	4,406	—	(850,980)	—
Depreciation and amortization	1,614		11,132	7,147	5,280	—	25,173
Operating income	19,971		100,186	37,505	(1,763)	(44,388)	111,511
Net income	7,994		78,577	31,808	(7,314)	(44,388)	66,677
Capital expenditures, net	(740)	(2)	39,844	7,365	27,083	—	73,552
Long-lived assets (other than deferred tax assets)	14,166		250,384	107,429	126,200	—	498,179
Goodwill	—		31,283	4,681	—	—	35,964
Total assets	86,189		501,021	222,273	205,960	—	1,015,443

As of August 31, 2015
Long-lived assets (other than deferred tax assets)	$15,391		$255,576	$107,746	$105,290	$—	$484,003
Goodwill	—		31,211	4,660	—	—	35,871
Total assets	89,133		491,155	239,272	171,664	—	991,224

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)	The decrease in capital expenditures is a result of the transfers of capital assets from this segment to other segments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2016 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On June 8, 2016, the Company's Trinidad subsidiary entered into a loan agreement with First Caribbean International Bank (“FCIB”).  The agreement was made supplemental to the outstanding loan facility agreement between the same parties.  The amount outstanding under the original loan was approximately $2.8 million as of May 31, 2016.  The agreement provides for a US $7.0 million loan to be repaid in 60 monthly principal payments plus interest, and balloon payment of $2.0 million due on the repayment date.  The interest rate is set at the 90 day LIBOR rate plus 2.75%.  The $7.0 million loan was funded and the pre-existing $2.8 million dollar loan was paid in full on June 8, 2016.

On June 9, 2016 the Company's Trinidad subsidiary paid down approximately $4.1 million in short-term facilities loans outstanding with Citibank.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters.  These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 26.0% of our voting stock as of May 31, 2016, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; and if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted.    The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2015 filed on October 29, 2015 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations.  These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2016 and 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of May 31, 2016 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of May 31, 2016 for each country or territory are as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs	Anticipated warehouse	Anticipated warehouse
	in Operation as of	in Operation as of	club openings	club openings
Country/Territory	August 31, 2015	May 31, 2016	in fiscal year 2016	in fiscal year 2017
Colombia	6	6	—	1
Costa Rica	6	6	—	—
Panama	5	5	—	—
Trinidad	4	4	—	—
Dominican Republic	3	3	—	—
Guatemala	3	3	—	—
El Salvador	2	2	—	—
Honduras	3	3	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Nicaragua	1	2	—	—
Totals	37	38	—	1

In 2014, we purchased land in Pereira and Medellin, Colombia and leased land in the city of Bogota, Colombia.  We built new warehouse clubs on these three sites, opening the Bogota location in October 2014 and the Pereira and Medellin locations in November 2014.  Together with the three warehouse clubs that were already operating in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of operating PriceSmart warehouse clubs in Colombia to six.  In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015.  We are currently constructing a new warehouse club on land acquired in May 2015 in Chia, Colombia which is expected to open in September 2016.  On December 4, 2015 we signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  We exercised this option and completed the swap during May 2016. We will use the acquired land to expand the parking lot for the San Pedro Sula warehouse club.

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

Our consolidated results of operations continue to be adversely affected by events in Colombia, resulting largely from a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar occurring over the past 21 months.  The devaluation not only reduces the value of sales and membership income that is generated in Colombia when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  This, along with the fact that we are still relatively new in the Colombia market, and the sophisticated level of competition in that market, has impacted sales and has resulted in lower operating income as a percentage of sales in Colombia compared to our other markets.  Certain of our Central American and Caribbean markets have experienced some slowing of overall economic activity during the most recent three month period which may continue to impact the level of consumer spending in the coming months. In particular, Trinidad’s economy, with its dependence on oil and gas exports as a major source of income and resulting government policy to manage its foreign exchange reserves, is reportedly in a period of negative overall economic growth with a corresponding impact on consumer spending.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and into the current fiscal year, as many of our markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency.  In the first nine months of fiscal year 2016, approximately 77.3% of our net warehouse sales were in currencies other than the U.S dollar.  Meanwhile, approximately 52% of net warehouse sales were comprised of sales of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar.

Currency exchange rate fluctuations affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars, which can impact year over year growth when measured in U.S. dollars compared to local currency growth rates.  In addition, we revalue on a monthly basis all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency.  These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.  We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.

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

We seek to grow sales by increasing transaction size and shopping frequency and by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members to our existing warehouse clubs and improving the capability and capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations.  Finally, sales growth is also achieved when we add new warehouse clubs in those markets that can support that growth.  Sales during the third quarter and the first nine months of fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for the third quarter and first nine months of fiscal year 2016, net warehouse sales increased 1.4% and 4.4%, respectively, when compared to the same period a year ago.

One of the distinguishing features of the warehouse club format is the role membership plays both in terms of pricing and member loyalty.  Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices.  In most of our markets, the annual membership fee is the equivalent of US $35 for both business members and non-business “Diamond” members.  In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading above 3,000 COP to $1.00 US dollar so that the converted membership price in U.S. dollars has gone from approximately $30 to approximately $20.  We have not raised the Colombian peso price of membership in Colombia because our business is new and we want to avoid decisions that could negatively impact member satisfaction.  In addition to the standard warehouse club membership, we offer in Costa Rica what we call Platinum membership for $75.  A Platinum membership earns a 2% rebate on annual purchases up to a maximum of $500 rebate per year.

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  About 50% of the Company’s sales are derived from merchandise acquired in local markets or regionally, with the remaining 50% of the merchandise acquired internationally and received and shipped primarily from our Miami distribution centers, either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets.  Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs.  We have added local and regional distribution centers in several of our markets  to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.  These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment.

We offer our members alternatives to in-club shopping through our e-commerce platform which enables on-line access to purchase merchandise in different ways.  Members have the ability to purchase certain merchandise that is not stocked in their local warehouse clubs and is shipped from our U.S. distribution warehouse for pick-up at the member's local warehouse club location.  In some of our markets, members also can purchase in-club merchandise on-line from warehouse clubs located within the market and have it delivered to their home or office via a third-party delivery service.  We have been expanding our online offerings, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

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

Financial highlights for the third quarter of fiscal year 2016 included:

•

Net warehouse club sales increased 1.4% over the comparable prior year period.  We ended the quarter with 38 warehouse clubs compared to 36 warehouse clubs at the end of the third quarter of fiscal year 2015.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended May 29, 2016 decreased 2.8%.

•	Membership income for the third quarter of fiscal year 2016 increased 2.6% to $11.5 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter decreased (2.5)% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 13.7%, a decrease of 54 basis points (0.54%) from the same period last year.

•	Operating income for the third quarter of fiscal year 2016 was $27.5 million, a decrease of $(6.0) million over the third quarter of fiscal year 2015.
•	We had a $(222,000) net loss from currency exchange transactions in the current quarter compared to a $(311,000) net loss from currency exchange transactions in the same period last year.
•	Net income for the third quarter of fiscal year 2016 was $16.8 million, or $0.55 per diluted share, compared to $21.2 million, or $0.70 per diluted share, in the comparable prior year period.

Financial highlights for the nine months ending May 31, 2016 included:

•

Net warehouse club sales increased 4.4% over the comparable prior year period.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 39 weeks ended May 29, 2016 decreased 0.8%.

•	Membership income for the first nine months of fiscal year 2016 increased 6.3% to $34.2 million.
•	Warehouse gross profits as a percent of net warehouse club sales were 14.2%, a decrease of 52 basis points (0.52%) from the same period last year.
•	Operating income for the first nine months of fiscal year 2016 was $103.9 million, a decrease of $(7.6) million over the same nine-month period of fiscal year 2015.
•

We had a $(1.0) million net loss from currency exchange transactions in the first nine months of fiscal year 2016 compared to a $(4.6) million net loss from currency exchange transactions in the same period last year.

•	Net income for the first nine months of fiscal year 2016 was $66.5 million, or $2.19 per diluted share, compared to $66.7 million, or $2.20 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2016 AND 2015

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2016 with the three-month and nine-month periods ended on May 31, 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three and nine months ended May 31, 2016 and May 31, 2015.

	Three Months Ended
	May 31, 2016				May 31, 2015
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$423,101	61.8%	$27,478	6.9%	$395,623	58.6%
Caribbean	196,750	28.7%	(1,381)	(0.7)%	198,131	29.3%
Colombia	64,696	9.5%	(16,864)	(20.7)%	81,560	12.1%
Net warehouse club sales	$684,547	100.0%	$9,233	1.4%	$675,314	100.0%

	Nine Months Ended
	May 31, 2016				May 31, 2015
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,305,539	61.2%	$114,910	9.7%	$1,190,629	58.2%
Caribbean	632,305	29.6%	21,310	3.5%	610,995	29.9%
Colombia	196,521	9.2%	(45,704)	(18.9)%	242,225	11.9%
Net warehouse club sales	$2,134,365	100.0%	$90,516	4.4%	$2,043,849	100.0%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

Net warehouse sales growth in Central America was positively impacted by the openings of two new warehouse clubs, one in Panama (June 2015) and one in Nicaragua (November 2015) for both the three- and nine-month periods.  All other Central American countries without additional warehouse clubs also recorded positive sales growth in the three or nine-month periods.

The Caribbean segment had no new warehouse clubs opened in the comparable periods. A significant increase in the number of products subject to Value Added Taxes starting in February in Trinidad and currency devaluations in both Trinidad and the Dominican Republic (the Company’s two largest markets in the Caribbean segment) resulted in a negative sales growth in the quarter compared to the same period last year.  For the nine-month period net warehouse sales increased 3.5%.

Net warehouse sales in Colombia were significantly impacted in the quarter by the devaluation of the Colombian peso relative to the U.S. dollar.  The strength of the U.S. dollar causes the price of imported merchandise to increase in Colombian pesos, which reduces sales volumes of those products.  In addition, net warehouse sales made in Colombian pesos when translated yielded 21% fewer U.S. dollars in the quarter and 33% fewer U.S. dollars for the nine month period compared to the year ago periods.  Net warehouse sales in local currency (COP) for the third quarter of fiscal year 2016 declined 3.8%.  For the nine-month period, net warehouse sales in COP grew 7.7%, reflecting the addition of three new warehouse clubs for the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period.  For example, the sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 were not used in the calculation of comparable sales until January 2016.  Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014,

respectively, were not used in the calculation of comparable sales until January and February 2016, respectively.  Sales related to the warehouse club opened in Panama (“Costa Verde”) in June 2015 and the warehouse club opened in Nicaragua opened in November 2015 will not be used in the calculation of comparable sales until September 2016 and January 2017, respectively.

As part of the expansion of our e-commerce program, we began direct home delivery of products not carried in our warehouse clubs to members in Colombia in August 2015.  For e-commerce sales, revenue is recognized upon pickup of the merchandise by the member or when the common carrier takes possession of the merchandise.  Currently these e-commerce sales of products not carried in our warehouse clubs and shipped directly to our members are being excluded from our comparable sales.  Sales related to these e-commerce sales will not be used in the calculation of comparable sales until October 2016.  E-commerce sales of products where the product is sourced from one of our warehouse clubs and delivered to the members home and sales of products that are not carried in our clubs, but are delivered to clubs and picked up by our members, are reflected in the comparable sales for the warehouse club from which the inventory was sourced or picked up.

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13 week period ending May 29, 2016 decreased 2.8%, compared to the same 13-week period last year.  Comparable warehouse sales were negatively impacted by the devaluation of the Colombian peso from the year ago period.  Six warehouse clubs in Colombia are included in the calculation of comparable warehouse sales. Excluding those warehouse clubs, the 13-week comparable warehouse sales for the other 30 warehouse clubs open for at least 13 ½ months decreased 0.4%. We opened a new warehouse club west of Panama City, Panama in June 2015 and one in Managua, Nicaragua in November 2015. These new warehouse clubs are not far from existing warehouse clubs which are included in the calculation for comparable warehouse club sales.  In both cases they are attracting new members from areas not previously served by us.  However, it is also creating the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from an existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation has an adverse impact on comparable warehouse club sales.

Comparable warehouse sales for the 36 warehouse clubs that were open for at least 13 ½ months decreased 0.8% for the 39-week period ended May 29, 2016, compared to the same 39-week period last year.  Excluding Colombia, the 39-week comparable warehouse sales increased 2.4%.

Export Sales

	Three Months Ended

	May 31, 2016				May 31, 2015

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Export sales	$7,091	1.0%	$(2,374)	(25.1)%	$9,465	1.4%

	Nine Months Ended
	May 31, 2016				May 31, 2015
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Export sales	$21,872	1.0%	$(2,254)	(9.3)%	$24,126	1.2%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximately 5% margin.  Changes in the activity in the three-month and nine-month periods ended May 31, 2016 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,475	$286	2.6%	$11,189
Membership income % to net warehouse club sales	1.7%			1.7%
Number of total accounts	1,477,303	47,457	3.3%	1,429,846

	Nine Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Membership income	$34,226	$2,024	6.3%	$32,202
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,477,303	47,457	3.3%	1,429,846

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

Membership income is recognized ratably over the one-year life of the membership.  The 2.6% increase in membership income on a 3.3% increase in member accounts primarily reflects the impact of the Colombian peso on the translation of membership fees priced in Colombian pesos and translated to U.S. dollars.  The membership income recognized in U.S. dollars in Colombia per member is 17.5% less in the current quarter compared to the second quarter of fiscal year 2015.  Excluding Colombia, the average income recognized per member account in the current quarter is equal to that of a year ago.

During the first nine months of fiscal year 2016, the Company experienced an overall reduction of 8,979 membership accounts from August 31, 2015.  Colombia’s membership accounts during that period declined 65,251 due to the first anniversary date for a large number of accounts associated with the three warehouse clubs in Colombia that opened in October and November of 2015 and the low renewal rate for those accounts.  The opening of these three warehouse clubs in fiscal year 2015 resulted in approximately 124,000 expiring accounts in October, November and December from the record number of new member sign-ups experienced at the opening of these clubs.  As expected, we experienced a low renewal rate for those expiring accounts through the period (although it is not uncommon for accounts to renew up to three months following their expiration date) due to a historically low renewal rate for first year members across our markets, the distance of our warehouse clubs in Bogota and Medellin to where certain members live, and the impact of price increases on imported products due to the Colombian peso devaluation.  While we continue to see new member sign-ups in Colombia, the renewal rate of current members in Colombia is below that which we experience in other markets.  As a result, the Company’s twelve-month renewal rate for the period ended May 31, 2016 declined to 80% from 86% for the twelve months ended August 31, 2015.  Excluding Colombia, the twelve-month renewal rate was 87% as of May 2016, consistent with 87% in August 2015, November 2015, and February 2016.

Other Income

	Three Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Other income	$1,149	$14	1.2%	$1,135

	Nine Months Ended

	May 31,			May 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Other income	$3,661	$417	12.9%	$3,244

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

For the three-month period, we recorded approximately $224,000 in insurance gains, offset by decreases in rental income and other miscellaneous income.

For the nine-month period, the primary factor for the period-over-period increase was a $202,000 gain recorded in the first quarter of fiscal year 2016 associated with an insurance recovery for the fire in the Pradera, Guatemala warehouse club in June 2015 and approximately $224,000 in insurance gains recorded during the third quarter of fiscal year 2016.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended
	May 31, 2016			May 31, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$684,547	$9,233	100.0%	$675,314	100.0%
Less associated cost of goods	590,500	11,632	86.3%	578,868	85.7%
Warehouse gross profit margin	$94,047	$(2,399)	13.7%	$96,446	14.3%

	Nine Months Ended
	May 31, 2016			May 31, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,134,365	$90,516	100.0%	$2,043,849	100.0%
Less associated cost of goods	1,832,183	88,411	85.8%	1,743,772	85.3%
Warehouse gross profit margin	$302,182	$2,105	14.2%	$300,077	14.7%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

For the three months ended May 31, 2016, warehouse gross profit margin as a percent of sales was 54 basis points (0.54%) lower than the three months ended May 31, 2015.  Warehouse gross profit margin as a percent of sales decreased 154 basis points (1.54%) in Colombia from the year ago period largely as a result of pricing actions we continue to take to provide value on imported goods to our members. Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 57 basis points (0.57%) lower, resulting from a higher level of markdowns, reduced endcap activity and higher per unit distribution costs.

For the nine months ended May 31, 2016, warehouse gross profit margin as a percent of sales was 52 basis points (0.52%) lower than the nine months ended May 31, 2015.  Warehouse gross profit margin as a percent of sales decreased 195 basis points (1.95%) in Colombia from the year ago period largely as a result of pricing actions we continue to take to provide value on imported goods to our members. Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 50 basis points (0.50%) lower resulting from a higher level of markdowns, reduced endcap activity and higher per unit distribution costs.

Export Sales Gross Profit Margin

	Three Months Ended
	May 31, 2016			May 31, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$7,091	$(2,374)	100.0%	$9,465	100.0%
Less associated cost of goods sold	6,742	(2,250)	95.1%	8,992	95.0%
Export sales gross profit margin	$349	$(124)	4.9%	$473	5.0%

	Nine Months Ended
	May 31, 2016			May 31, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$21,872	$(2,254)	100.0%	$24,126	100.0%
Less associated cost of goods sold	20,799	(2,154)	95.1%	22,953	95.1%
Export sales gross profit margin	$1,073	$(100)	4.9%	$1,173	4.9%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

The decrease in export sales gross margin dollars for the three and nine months ended May 31, 2016 compared to the same period a year ago was due to decrease in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended
	May 31, 2016				May 31, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$62,745	9.2%	$1,991	3.3%	$60,754	9.0%

	Nine Months Ended
	May 31, 2016				May 31, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$188,348	8.8%	$9,342	5.2%	$179,006	8.8%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

As a percent of net warehouse sales, warehouse club operations expense for the third quarter of fiscal year 2016 increased 17 basis points (0.17%) to 9.2%.  Warehouse club operations expense in the third quarter of fiscal year 2016 included $2.5 million of costs associated with two additional warehouse clubs (Panama and Nicaragua) compared to the same period last year.  This was offset by warehouse club operations expense in Colombia which decreased $1.6 million due to the translation effect of expenses incurred in pesos when converted to U.S. dollars.

For the nine-month period, the additional expenses associated with five additional warehouse clubs for all or a portion of the period compared to the same nine-month period a year ago resulted in warehouse operating expense as a percent of net warehouse sales increasing six basis points (0.06%).

General and Administrative Expenses

	Three Months Ended

	May 31, 2016				May 31, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$16,439	2.4%	$2,225	15.7%	$14,214	2.1%

	Nine Months Ended
	May 31, 2016				May 31, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$48,086	2.3%	$6,405	15.4%	$41,681	2.0%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

For the three and nine month periods, general and administrative expenses grew 15.7% and 15.4%, respectively, resulting from additional staffing to support the Company’s growth, most notably in the buying and information technology areas, and increased deferred compensation expense associated with stock awards granted in the first quarter, totaling approximately $871,000 in the current quarter and $2.1 million for the nine-month period.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$13	$(20)	(60.6)%	$33

	Nine Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$389	$(3,022)	(88.6)%	$3,411

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

Pre-opening expenses incurred in the current period were for the Company’s planned new warehouse club opening in Chia, Colombia. During the nine months ended May 31, 2016 pre-opening expenses were related to the warehouse club opened in Managua, Nicaragua during November 2015.  The pre-opening expenses for the three and nine months ended on May 31, 2015 were for the three Colombia warehouse clubs (Bogota, Pereira and Medellin) which opened in October and November of 2014, and the Panama warehouse club which opened in June 2015.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$334	$(390)	(53.9)%	$724

	Nine Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$399	$(688)	(63.3)%	$1,087

Operating Income

	Three Months Ended

	May 31, 2016				May 31, 2015
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$27,489	4.0%	$(6,029)	(18.0)%	$33,518	5.0%

	Nine Months Ended
	May 31, 2016				May 31, 2015
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$103,920	4.9%	$(7,591)	(6.8)%	$111,511	5.5%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

For the three months ended May 31, 2016, operating income declined $6.0 million compared to the prior year.  A 21% decrease in net warehouse sales and increased operational expenses resulted in a $1.5 million higher operating loss in Colombia.  Lower warehouse margin as a percent of sales and increased operational expenses in the non-Colombia segments accounted for  $4.5 million in reduced operating income.

For the nine months ended May 31, 2016, operating income decreased $7.6 million compared to the prior year period primarily resulting from decreases in warehouse margins and increased operational expenses.

Interest Expense

	Three Months Ended

	May 31,		May 31,
	2016		2015

	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,256	$330	$926
Interest expense related to hedging activity	461	(376)	837
Capitalized interest	(146)	2	(148)
Net interest expense	$1,571	$(44)	$1,615

	Nine Months Ended
	May 31,		May 31,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$3,582	$(25)	$3,607
Interest expense related to hedging activity	1,478	(585)	2,063
Capitalized interest	(580)	331	(911)
Net interest expense	$4,480	$(279)	$4,759

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three months ended May 31, 2016 decreased from a year ago, with an increase in interest expense on loans and a small increase in the net interest expense due to a small decrease in interest capitalized.  These increases are largely offset by a decrease on interest expenses related to hedging activity.  Increases in interest expense on loans is mainly the result of interest paid on short-term loans and special fund interest charges charged on interest payments in various of the countries in which we do business.  The decrease in interest expense related to hedging activity is a result of the retirement of loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Net interest expense for the nine months ended May 31, 2016 decreased from a year ago due to a decrease in interest expense from hedging activity.  This was primarily related to the retirement of loans and their related cross-currency interest for our Colombia subsidiary.  This decrease was partially offset by an increase in interest expense related to the decrease in capitalized interest as a result of the decrease in warehouse club construction.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Decrease from prior year	%Change	Amount
Other income (expense), net	$(222)	$89	(28.6)%	$(311)

	Nine Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Decrease from prior year	%Change	Amount
Other income (expense), net	$(1,018)	$3,584	(77.9)%	$(4,602)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

For the three-month period, the slight improvement from the prior year is mostly related to Colombia where we have taken a number of actions to mitigate any large exposures to the Colombian peso, including increased capitalization of the Colombian subsidiary, which allows for timely payments for merchandise and fixed assets shipped to Colombia.  Additionally, we have experienced increased volatility of currencies within our other markets that have largely offset each other.

For the nine-month period, the improvement from the prior year is mostly related to Colombia where we have taken a number of actions to mitigate any large exposures to the Colombian peso, including increased capitalization of the Colombian subsidiary, which allows for timely payments for merchandise and fixed assets shipped to Colombia.

Provision for Income Taxes

	Three Months Ended
	May 31,		May 31,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$10,405	$564	$9,841
Net deferred tax provision (benefit)	(1,237)	(2,146)	909
Provision for income taxes	$9,168	$(1,582)	$10,750
Effective tax rate	35.2%		33.7%

	Nine Months Ended
	May 31,		May 31,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$34,335	$1,345	$32,990
Net deferred tax provision (benefit)	(1,222)	(4,610)	3,388
Provision for income taxes	$33,113	$(3,265)	$36,378
Effective tax rate	33.4%		35.3%

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

The variance in the effective tax rate for the three months ended May 31, 2016 compared to the same period of the prior year was primarily attributable to the unfavorable impact of 1.9% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the favorable impact of 0.7% due to the relative decrease in U.S. taxable income, which is taxed at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

The variance in the effective tax rate for the nine months ended May 31, 2016 compared to the prior year was primarily attributable to the favorable impact of 1.0% resulting from a decreased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the favorable impact of 0.6% due to the relative decrease in U.S. taxable income, which is taxed at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

Other Comprehensive Income (Loss)

	Three Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$6,312	$7,969	(480.9)%	$(1,657)

	Nine Months Ended
	May 31,			May 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(4,919)	$15,851	(76.3)%	$(20,770)

Comparison of Three and Nine Months Ended May 31, 2016 and 2015

Other comprehensive income for the third quarter of fiscal year 2016 resulted primarily from comprehensive income of approximately $6.5 million for the foreign currency translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive losses of approximately $191,000 related to unrealized losses on change in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  During the three months ended May 31, 2016, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of operations. Other comprehensive loss for the third quarter of fiscal year 2015 resulted primarily from comprehensive losses of approximately $1.7 million for the foreign currency translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar offset by approximately $38,000 related to unrealized gains on changes in derivative obligations.  When compared to the nine months ended May 31, 2016, the strengthening of the Colombian Peso in the third quarter resulted in the Company recording comprehensive income; whereas, during the first six months of fiscal year 2016, the devaluation of the Colombian Peso resulted in the Company recording comprehensive losses.  During the three months ended May 31, 2015, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

Other comprehensive loss for first nine months of fiscal year 2016 resulted primarily from other comprehensive losses for approximately $522,000 related to unrealized losses on changes in derivative obligations and approximately $4.4 million for the foreign currency translation adjustments related to the assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the nine months ended May 31, 2016, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of operations.  Other comprehensive loss for first nine months of fiscal year 2015 resulted primarily from other comprehensive losses of approximately $24.2 million for the foreign currency translation adjustments related to the assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive income of approximately $3.5 million related to gains on changes in derivative obligations.  During the nine months ended May 31, 2015, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

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

	May 31,	August 31,
	2016	2015
Cash and cash equivalents held by foreign subsidiaries	$165,704	$124,952
Cash and cash equivalents held domestically	36,912	32,120
Total cash and cash equivalents	$202,616	$157,072

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Net cash provided by (used in) operating activities	$112,168	$65,738
Net cash provided by (used in) investing activities	(51,927)	(63,431)
Net cash provided by (used in) financing activities	(11,193)	6,819
Effect of exchange rates	(3,504)	(631)
Net increase (decrease) in cash and cash equivalents	$45,544	$8,495

Our net cash provided by (used in) operating activities for the nine months ended May 31, 2016 and 2015 is summarized below:

	Nine Months Ended		Increase/
	May 31,	May 31,	(Decrease)
	2016	2015	2016 to 2015
Net income	$66,451	$66,677	$(226)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	29,003	25,173	3,830
(Gain) loss on sale of property and equipment	399	1,087	(688)
Deferred income taxes	(1,222)	3,388	(4,610)
Stock-based compensation expenses	6,152	3,402	2,750
Other non-cash operating activities	(362)	(90)	(272)
Net non-cash related expenses	33,970	32,960	1,010
Net income from operating activities reconciled for non-cash operating activities	100,421	99,637	784
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(2,281)	(9,101)	6,820
Changes in merchandise inventories	13,397	(39,801)	53,198
Changes in accounts payable	631	15,003	(14,372)
Net cash provided by (used in) operating activities	$112,168	$65,738	$46,430

Net income from operating activities reconciled for non-cash operating activities increased $1.0 million for the nine months ended May 31, 2016 over the same period last year.  This was primarily a result of a year-on-year increase in non-cash adjustments of approximately $1.0 million.  The increase in non-cash adjustments was primarily driven by increases in depreciation expense for approximately $3.8 million due to new warehouse club investment and the continued ongoing capital improvements to existing warehouse clubs and an increase in stock-based compensation expenses for approximately $2.8 million offset by decreases period-over-period in the changes to deferred income taxes for approximately $4.6 million.  The decreased investment in merchandise inventories net of vendor accounts payable of $38.8 million during the fiscal year reflects the overall period-on-period reduction in inventory builds due to fewer warehouse club openings during fiscal year 2016 compared to fiscal year 2015.

Our use of cash in investing activities for the nine months ended May 31, 2016 and 2015 is summarized below:

	Nine Months Ended		Increase/
	May 31,	May 31,	(Decrease)
	2016	2015	2016 to 2015
Cash used for additions of property and equipment:
Land acquisitions	$3,151	$9,543	$(6,392)
Deposits for land purchase option agreements	442	(903)	1,345
Warehouse club expansion, construction, and land improvements	34,226	32,838	1,388
Acquisition of fixtures and equipment	14,085	20,660	(6,575)
Proceeds from disposals of property and equipment	(96)	(67)	(29)
Capital contribution to joint ventures	119	1,360	(1,241)
Net cash flows used by (provided in) investing activities	$51,927	$63,431	$(11,504)

Net cash used in investing activities decreased in the first nine months of fiscal year 2016 compared to fiscal year 2015 by approximately $11.5 million primarily due to a decrease in cash expended for the purchase of land and the decrease in expenditures for the acquisition of fixtures and equipment.  These decreases were partially offset by period-over-period increases in the expenditures for deposits made on land purchase options and warehouse club expansion activities.  During the first nine months of fiscal year 2016, expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the completed warehouse club in Managua, Nicaragua that opened in November 2015 and the start of construction activities of a warehouse club in Chia, Colombia, which increased during the third quarter of fiscal year 2016.  Additionally, we made normal ongoing capital expenditures for replacement of equipment and building and leasehold improvements.  Net cash used in investing activities in the first nine months of fiscal year 2015 consisted of cash expended for the construction and completion of warehouse clubs in Bogota, Colombia ("Salitre"), Pereira, Colombia, and Medellin, Colombia and the additions of fixtures and equipment for these warehouse clubs.  Additionally, we began construction of a warehouse club in Panama during the first nine months of fiscal year 2015.

We have either commitments or plans for capital spending during fiscal year 2016 for warehouse club construction of approximately $5.2 million relating to a previously announced new warehouse club, and we expect to spend approximately $19.9 million in other capital expenditures for ongoing replacement of equipment and building/leasehold improvements during the final three months of fiscal year 2016.  Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as a commitments, for which we have recorded within the balance sheet deposits of approximately $642,000. These land purchase option agreements can be canceled at the sole option of the Company, with the Company forfeiting the deposits.  We do not have a time table of when or if we will exercise these land purchase options, due to the uncertainty related to the completion of our due diligence review.  Our due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If these purchase option agreements are exercised, the cash use would be approximately $16.9 million.

 In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a build-to-suit distribution center in Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently expects completion to be in first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  The Company deposited into escrow $300,000 of cash and approximately $8.8 million through an irrevocable and unconditional standby letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand to the Company if the seller, per the underlying build-to-suit purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.

Net cash (used in) provided by financing activities for the nine months ended May 31, 2016 and 2015 is summarized below:

	Nine Months Ended		Increase/
	May 31,	May 31,	(Decrease)
	2016	2015	2016 to 2015
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$794	$20,614	$(19,820)
Cash dividend payments	(10,629)	(10,564)	(65)
Proceeds from exercise of stock options and the tax benefit related to stock options	579	1,269	(690)
Purchase of treasury stock related to vesting of restricted stock	(1,937)	(4,500)	2,563
Net cash (used) in/provided by financing activities	$(11,193)	$6,819	$(18,012)

Net cash provided by loan activities decreased approximately $19.8 million over the same period in fiscal year 2015.  We received cash during the first nine months of fiscal year 2016 from short-term borrowings for approximately $18.8 million and cash from additional long-term loans entered into by our Costa Rica subsidiary of approximately $7.4 million.  This increase in cash was offset by regularly scheduled loan payments of $10.2 million on the long-term loans and payments for approximately $15.2 million on the short-term loans. During the nine months ended May 31, 2015, we received cash from six additional loans entered into by our Panama, Honduras (three loans in Honduras), Trinidad and Colombia subsidiaries for approximately $10.0 million, $16.9 million, $3.6 million and $15.0 million, respectively. Additionally, $2.9 million in restricted cash was released back to us due to the repayment of one of the loans borrowed by our Honduras subsidiary. These increases were offset by repayments of long-term loans of approximately $3.3 million and $13.2 million by our Honduras subsidiary and $3.2 million by our Trinidad subsidiary and regularly scheduled loan payments of $8.1 million.

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

Financing Activities

On September 18, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Banco BAC San Jose S.A. The agreement establishes a credit facility for 3.955 billion Costa Rican Colones ("CRC") (approximately US $7.4 million) with a fixed interest rate of 7.5% for the first two years, and a rate of 3.0% over the rate of interest used by individual commercial banks as a basis for their lending rates as published by the Central Bank of Costa Rica for the remainder of the term.  The loan term is for seven years with a twelve-month grace period on principal repayment.  Monthly interest is due beginning with the first month and monthly principal payments are due after the twelve-month grace period ends.  The loan was funded on September 30, 2015.

On August 28, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Citibank, N.A. (“Citi”).  The agreement provides for a US $7.5 million loan to be repaid in 20 quarterly principal payments of US $187,500 plus interest, and balloon payment of US $3,750,000 due on August 28, 2020.  The interest rate is set at the three-month LIBOR rate plus 2.50%.  The loan is secured by a guarantee from PriceSmart, Inc.  The US $7.5 million loan was funded on August 28, 2015.  The Company entered into a cross-currency interest rate debt service swap agreement on August 31, 2015 with Citi. The Company will receive variable U.S. dollar interest based on the three-month LIBOR rate plus 2.50% on an amortizing notional of US $7.5 million and pay fixed CRC interest of 7.65% on an amortizing notional of CRC 4,035,000,000 for a term of approximately five years.  The swap agreement stipulates quarterly net settlement of notional amounts whereby the Company receives US $187,500 from Citi and in exchange the Company pays CRC 100,875,000.  The Company has economically hedged the currency exposure of the balloon payment using a non-deliverable forward contract.  However, this economic hedge will not be designated as such for accounting purposes; therefore, the change in fair value of the non-deliverable forward will be accounted for in earnings.

In August 2015, the Company's Colombia subsidiary paid off the outstanding loan principal balance of US $8.0 million under a loan agreement entered into with Scotiabank & Trust (Cayman) Ltd.  The Company's subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to this loan.  Our Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd. had entered into a loan agreement in March 2011 which was amended and restated in January 2012.  The amendment increased the credit facility by US $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. was for US $32.0 million. The interest rate on the incremental amount of the facility as the tranches were drawn was three-month LIBOR rate plus 0.6%. The loan term continued to be five years with interest only payments and a balloon payment at maturity.  The deposits earned interest at a rate equal to three-month LIBOR.  The first tranche of US $8.0 million from the incremental US $16.0 million of the credit facility was funded in February 2012, and we secured this portion of the loan with a US $8.0 million secured time deposit pledged by our Costa Rica subsidiary. The Company's Colombia subsidiary concurrently entered into a cross-currency interest rate swap agreements with Scotiabank for the notional amount of a US $8.0 million.  The cross-currency interest rate swap agreements converted the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the US $8.0 million long-term quarterly amortizing debt with Scotiabank & Trust (Cayman) Ltd. to functional currency principal and fixed interest payments during the life of the hedging instruments.  As changes in foreign exchange and interest rates impacted cash flows of principal and interest payments, the hedges were intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  The hedged loan had a variable interest rate of three-month LIBOR plus 0.6%.  Under the cross-currency interest rate swap agreements, the Company received variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 0.6% on the quarterly amortizing notional amount of US $8.0 million and paid fixed interest of 6.02% on the quarterly amortizing notional amount of 14.3 billion Colombia Pesos for a term of approximately five years.  The LIBOR reset dates for these hedged long-term debt and the cross-currency interest rate swaps occurred quarterly.

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

In March 2015, the Company's Honduras subsidiary paid off the outstanding principal balance of 179.3 million Lempiras (approximately US $8.2 million) under the loan agreement entered into by the subsidiary in March 2014 with Banco de America Central Honduras, S.A.  The original agreement established a loan facility of 286.0 million Lempiras (approximately US $13.7 million).  The interest rate was variable, with a minimum of 12.5% (12.75% at the time of pay-off).  The loan term was for ten years with quarterly interest and principal payments, subject to a 24-month grace period on principal payments.

In March 2015, the Company's Honduras subsidiary entered into a loan agreement with Citibank, N.A.  The agreement establishes a credit facility for US $8.5 million with a variable interest rate of three-month LIBOR plus 3.25%.  The loan term is for five years with quarterly interest and principal payments.  This loan is secured by assets of the Company's Honduras subsidiary.  The loan was funded at execution.  In March 2015, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A. for a notional amount of US $8.5 million.  The cross-currency interest rate swap agreement converts the Honduras subsidiary's U.S. dollar denominated principal and floating interest payments on the US $8.5 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  The hedged loan has a variable interest rate of three-month LIBOR plus 3.25%.  Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.25% on a quarterly amortizing notional amount of US $8.5 million and pay fixed interest of 10.75% on a quarterly amortizing notional amount of 185.6 million Honduran Lempiras for a term of approximately five years (effective date of March 24, 2015 through March 20, 2020).  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 24th day of March, June, September, and December beginning on June 24, 2015.

In February 2015, the Company's Honduras subsidiary paid down a loan entered into in March 2010.  The loan agreement was with Banco Del Pais, S.A. for a loan based in Honduran Lempiras that was equivalent to approximately US $6.0 million, which was scheduled to be paid over five years.  The Company’s Honduras subsidiary also had an agreement with Banco Del Pais to open and maintain a certificate of deposit as collateral for this loan.  The certificate of deposit was automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance.  The net amortized outstanding balance for the loan on the date of the loan pay down was approximately US $87,000.  The certificate of deposit released at the date of payment was approximately US$2.9 million.

In January 2015, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, Limited. The agreement establishes a credit facility for $23.0 million Trinidad and Tobago Dollars (approximately $3.6 million U.S. dollars) with a fixed interest rate of 4.45%.  The loan term is for four years with monthly interest and quarterly principal payments.  The loan was funded in February 2015.

In December 2014, the Company's Colombia subsidiary entered into a loan agreement with Citibank, N.A.  The agreement establishes a credit facility for US $15.0 million with a variable interest rate of three-month LIBOR plus 2.8%.  The loan term is for five years with quarterly interest and principal payments.  The loan was funded in December 2014.  Also in December 2014, the Company's Colombia subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of US $15.0 million related to this loan.  The cross-currency interest rate swap agreement converts the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the first US $7.9 million of the total US $15.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 2.8% on a quarterly amortizing notional amount of US $15.0 million and pay fixed interest of 8.25% on a quarterly amortizing notional amount of 34,350,000,000 Colombian Pesos for a term of approximately five years.  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the fourth day of March, June, September, and December beginning in March 2015.

In November 2014, our Panama subsidiary drew down the final US $10.0 million available against the credit facility established in March 2014 under a loan agreement with The Bank of Nova Scotia.  That agreement established a credit facility of US $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a US $17.0 million principal payment due at maturity.  The facility provides a five year renewal option upon approval of the Bank of Nova Scotia.  The loan is secured by assets of our Panama subsidiary.  During April 2014, we drew down US $24.0 million of the US $34.0 million facility and repaid borrowings due to MetroBank, S.A. of US $3.2 million.  In December 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of US $10.0 million related to this loan.  The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first US $5.0 million of the total US $10.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument.  As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements.  Under the interest rate swap agreement, the Company will receive variable interest based on the 30-day LIBOR rate plus 3.5% on a monthly amortizing notional amount of US $10.0 million and pay fixed interest of 5.2% for a term of approximately five years.  The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 28th day of each month beginning on December 29, 2014.

In October 2014, our Honduras subsidiary entered into a loan agreement with Citibank, N.A.  The agreement establishes a credit facility for US $5.0 million with a variable interest rate of three-month LIBOR plus 3.5%.  The loan term is for five years with quarterly interest and principal payments.  This loan is secured by assets of the Company's Honduras subsidiary.  In October 2014, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of US $5.0 million.  The cross-currency interest rate swap agreement converts the Honduras subsidiary U.S. dollar denominated principal and floating interest payments on the first US $3.0 million of the total US $5.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.5% on a quarterly amortizing notional amount of US $5.0 million and pay fixed interest of 11.6% on a quarterly amortizing notional amount of 106,576,000 Honduran Lempiras for a term of approximately three years.  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 22nd day of January, April, July, and October, beginning on January 22, 2015.  The loan was funded at execution.

In October 2014, our Honduras subsidiary paid off the US $3.2 million outstanding under the loan agreement entered into by the subsidiary on January 12, 2010 with Scotiabank El Salvador, S.A.  The original agreement established a loan facility for US $6.0 million.  The interest rate was fixed at 5.5%.  The loan term was for five years with monthly interest and principal payment.  The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A.  This loan facility has terminated.

In October 2014, our Honduras subsidiary entered into a loan agreement with The Bank of Nova Scotia.  The agreement establishes a credit facility for $3.4 million with a variable interest rate of 30-day LIBOR plus 3.5%.  The loan term is for five years with monthly interest and principal payments.  The purpose of the loan was to refinance the previously existing loan with ScotiaBank El Salvador, S.A.  This loan is secured by assets of the Company's Honduras subsidiary.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2016:

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

		May 31, 2016			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps(1)	Other non-current assets	$3,889	$(236)	$(3,653)	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(448)	125	323	(387)	98	289
Cross-currency interest rate swaps	Other long-term liabilities	(1,236)	371	865	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$2,205	$260	$(2,465)	$2,430	$579	$(3,009)

(1)	The beneficial tax effect of these swaps is largely offset by a valuation allowance.

The Company did not settle any derivatives during the nine months ended May 31, 2016.  The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

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

The following table summarizes these agreements as of May 31, 2016:

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

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2016		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(192)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(192)		$(66)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2016	$64,993	$10,127	$9,258	$45,608	6.7%
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

As of May 31, 2016 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2016 and August 31, 2015, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the nine months ended May 31, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Repayments of long-term debt:
Regularly scheduled loan payments	(553)	(9,638)	(10,191)
Reclassifications of long-term debt	(731)	731	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	214	(366)	(152)
Balances as of May 31, 2016	$16,099	$71,462	$87,561	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $100.0 million. No cash assets were assigned as collateral for this total.

As of May 31, 2016, the Company had approximately $75.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2016, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2015, the Company had approximately $85.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2015, the Company was in compliance with all covenants or amended covenants.

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

The following table summarizes the shares repurchased during fiscal years 2016 and 2015:

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Shares repurchased	27,360	50,639
Cost of repurchase of shares (in thousands)	$2,017	$4,500

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented:

	Nine Months Ended
	May 31,	May 31,
	2016	2015
Reissued treasury shares	—	—

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

Income Taxes:  We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of May 31, 2016, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on May 31, 2016 and August 31, 2015.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries the governments have alleged that and/or there is not a clearly defined process in the laws and regulations to allow the authorities to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail.  In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund.  The balance of the VAT receivable in these countries was $6.9 million and $6.5 million as of May 31, 2016 and August 31, 2015, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of May 31, 2016, the Company had deferred tax assets of approximately $1.7 million in this country.  Also, the Company had an income tax receivable balance of $2.2 million as of May 31, 2016, related to excess payments from fiscal year 2015. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will succeed in our refund request and/or court challenge on this matter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at May 31, 2016 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.  The gross fair value of our derivative financial instruments designated as cash flow hedges have decreased by $225,000 since August 31, 2015, primarily due to fluctuation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the nine months ended May 31, 2016.  Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $6.5 million net gain and $4.4 million net loss for the three and nine months, respectively ended May 31, 2016 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the three and nine month period ending May 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Currency gain (loss)	$(222)	$(311)	$(1,018)	$(4,602)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. The Company does not have a stock repurchase program. The table below summarizes shares repurchased during the quarter.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2016 - March 31, 2016	723	$83.75	—	N/A
April 1, 2016 - April 30, 2016	—	$—	—	N/A
May 1, 2016 - May 31, 2016	—	$—	—	N/A
Total	723	$83.75	—	—

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

PRICESMART, INC.

Date:	July 7, 2016	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 7, 2016	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)