Form 10-K
period 2016-08-31
PRICESMART INC
filed 2016-10-27
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,635,638,161 based on the last reported sale price of $77.26 per share on the NASDAQ Global Select Market on February 29, 2016.

As of October 21, 2016,  30,401,022 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2016 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 1, 2017 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2016

i

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart,” "we," or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

Our Company

PriceSmart owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean that offer high quality brand name and private label consumer goods at low prices to individuals and businesses. Our typical no-frills warehouse club-type buildings range in size from 48,000 to 100,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. During fiscal year 2016, average net sales per warehouse club were approximately $74.2 million. By offering our members high quality merchandise at competitive prices, we seek to reinforce the value of a PriceSmart membership. We also seek to provide above market and fair wages and benefits to all of our employees as well as a fair return to our stockholders.

Our warehouse clubs operate in developing markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores and traditional wholesale distribution.

The numbers of warehouse clubs in operation as of August 31, 2016 for each country or territory were as follows:

	Number of	Number of	Actual and Anticipated
	Warehouse Clubs	Warehouse Clubs	warehouse
	in Operation as of	in Operation as of	club openings
Country/Territory	August 31, 2015	August 31, 2016	in fiscal year 2017
Colombia	6	6	1
Costa Rica	6	6	—
Panama	5	5	—
Trinidad	4	4	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	3	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	2	—
Totals	37	38	1

In fiscal year 2014, we purchased land in Pereira and Medellin, Colombia and leased land in the city of Bogota, Colombia.  We built new warehouse clubs on these three sites. During fiscal year 2015 we opened the Bogota location in October 2014 and the Pereira and Medellin locations in November 2014.  Together with the three warehouse clubs that were already operating in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of operating PriceSmart warehouse clubs in Colombia to six at the end of fiscal year 2015.  We constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven.  In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015 we signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  We exercised this option and completed the swap during May 2016. We will use the acquired land to expand the parking lot for the San Pedro Sula warehouse club.  The expansion is scheduled to be completed by the end of calendar year 2016.

Competitive Strengths

Low Operating Costs.  Our format is designed to move merchandise from our suppliers to our members at a lower expense ratio than our competitors. We focus on achieving efficiencies in product distribution, minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) (approximately 2,400 per warehouse club) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. We also have opened distribution centers in certain of our high volume markets to improve in-stock rates on high volume products. Our focus on driving down operating costs relative to net warehouse club sales allows us to offer lower prices to our members, which we believe helps generate member loyalty and increased sales.

Membership. Membership has been a basic operating characteristic in the warehouse club industry beginning 40 years ago at Price Club, the first warehouse club. Membership fees enable us to operate our business on lower margins than conventional retail and wholesalers and represent approximately 1.4% of net warehouse club sales. In addition, membership serves to promote customer loyalty.

Business Members. Our product selection, marketing and general business focus are directed to both business and retail consumers. Our business members include a broad cross section of businesses such as restaurants, institutions including schools, and other businesses that purchase products for resale or use in their businesses. These business members represent a significant source of sales and profit and provide purchasing volume that gives us better prices from our suppliers.

Innovation. The warehouse club industry recently reached a milestone celebrating forty years since the founding of Price Club in 1976. The world of merchandising has changed greatly in those 40 years, particularly related to technology, the worldwide sourcing of products, a growing middle class in developing countries and ever changing consumer preferences. We have developed know-how to operate effectively in multiple markets, many of which are relatively small, each with different legal requirements, local buying opportunities, cultural norms, unique distribution and logistical challenges and member preferences that require a studied mix of local versus imported merchandise. We believe that fundamental to our future success is our capacity to continue to adapt and innovate to meet the needs of our current and future members.

Experienced Management Team. Our Chairman of the Board, Chief Executive Officer and many of our senior executives and managers have worked in the warehouse club business most, if not all, of their careers. Their experience and knowledge represent a key strength and competitive advantage for our company.

Growth Strategy

Our Board of Directors has approved a growth strategy that includes the following elements:

Increasing Sales in Current PriceSmart Locations. Our approach for increasing sales at current PriceSmart locations focuses primarily on expanding or reconfiguring our buildings to add selling space and additional parking in our higher volume locations; identifying and purchasing the right products at the lowest possible prices to provide value to our members; and expanding the number of private label products we sell under our Member’s Selection brand.

Adding New Warehouse Clubs in Existing Markets. We operate in 13 countries. All of our country markets are small in terms of population and gross domestic product (“GDP”) except Colombia. In our non-Colombia markets, we plan to add additional warehouse clubs where we believe the markets can support additional clubs. We also plan to continue to add warehouse clubs in Colombia, which is a large market that we believe can potentially provide significant expansion opportunities.

Efficient Distribution Center Network. Our distribution center network is an extremely important component of our business success. Our primary distribution center is in Medley, Florida, a suburb of Miami. We recently entered into an agreement to purchase a new 322,000 square foot distribution center in Medley that is designed to improve product handling efficiencies and to replace our current Medley dry products warehouse that we rent. Our distribution centers, both in the Miami area and in many of our countries, enable us to purchase products at low prices, maintain high in-stock levels, increase inventory turns and support efficient product handling. Not only are our distribution centers currently contributing to efficiencies in buying and product handling, but we believe that our in-country distribution centers will continue to expand their range of operations to increase PriceSmart sales and to lower operating expenses.

 New Products and Services. PriceSmart markets have a combined population of approximately 100 million people and a combined GDP of $800 billion. We currently have a total of 1.5 million membership accounts and 2.9 individual membership card holders. We believe that there is significant opportunity to increase sales and profits with our current and future members through increasing online shopping opportunities; providing home and business product delivery; and offering additional products and services not currently available to our members.

New Markets. We are focused on efforts to expand in Colombia, a market where our membership concept has proven to be well-received and holds significant potential to grow our business, while we continually evaluate potential opportunities for future expansion into new markets in South America.

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

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provides members with a 2% rebate on most items, up to an annual maximum of $500.00.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue.  The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as Revenues: Other income on the consolidated statements of income.    The Company has determined that breakage revenue is insignificant; therefore, it records 100% of the Platinum membership liability at the time of sale, rather than estimating breakage.  We are considering expanding Platinum membership to other PriceSmart markets and may do so during fiscal year 2017.

We recognize membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $20.9 million and $20.2 million as of August 31, 2016 and August 31, 2015, respectively.  Our membership agreements provide that our members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.

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

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors.  Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service.  Some of our competitors may have greater resources, buying power and name recognition.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators.  However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Wal-Mart Stores, Inc. in Central America and Grupo Éxito and Cencosud in Colombia.  We have competed effectively in these markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format.  We have noted that certain retailers are making investments in upgrading their locations within our markets.  These actions may result in increased competition within our markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format.

Our Employees

As of August 31, 2016, we had a total of 7,835 employees. Approximately 95% of our employees were employed outside of the United States, and approximately 1,276 employees are represented by unions. Our policy is to provide employees with good wages relative to the competition in the markets in which they work and to provide good benefits which often exceed the legal requirements for countries in which we do business.  We believe that investing in our employees, treating them as partners in our business and providing opportunities for career advancement lead to long-serving, loyal employees, which in turn creates efficiencies in operations and results in better service to our members.  We consider our employee relations to be very good.

Seasonality and Quarterly Fluctuations

Historically, our merchandising businesses have experienced holiday retail seasonality in our markets. In addition fluctuations in our comparable store net sales, operating income and net income occur as a result of a variety of factors in our markets.  These factors, include but are not limited to:

•	shifts in the timing of certain holidays, especially Easter;
•	the timing of new store openings;
•	the net sales contributed by new stores;
•	changes in our merchandise mix;
•	changes in the currency exchange rates that affect the cost of U.S.-sourced products, which may make these products more or less expensive in local currencies and therefore more or less affordable;
•	weather; and
•	competition.

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2016 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

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

Our international operations account for nearly all of our total revenues. Our financial performance is subject to risks inherent in operating and expanding our international membership warehouse club business, which include:

•	changes in, and inconsistent enforcement of laws and regulations, including those related to tariffs and taxes;
•	the imposition of foreign and domestic governmental controls, including expropriation risks;
•	natural disasters;
•	trade restrictions, including import-export quotas and general restrictions on importation;
•	limitations on foreign investment;
•	difficulty and costs associated with international sales and the administration of an international merchandising business;
•	crime and security concerns;
•	product registration, permitting and regulatory compliance;
•	volatility in foreign currency exchange rates;
•	general political as well as economic and business conditions; and
•	interruption of our supply chain.

Circumstances relating to these risks may arise, which may then result in disruption to our sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on our business and results of operations.

Any failure by us to manage our widely dispersed operations could adversely affect our business.

As of August 31, 2016, the Company had in operation 38 warehouse clubs located in 12 countries and one U.S. territory (six each in Costa Rica and Colombia; five in Panama, four in Trinidad; three each in Guatemala, Honduras, and in the Dominican Republic; two in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica, and the United States Virgin Islands).  We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory controls and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition.

Our international warehouse club business competes with exporters, importers, wholesalers, local retailers and trading companies in various international markets. Some of our competitors have greater resources, buying power and name recognition than we have.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Wal-Mart Stores, Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format.  We may be required to implement price reductions to remain competitive if any of our competitors reduce prices in any of our markets. Moreover, our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

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

We might in the future open warehouse clubs in new markets. The risks associated with entering a new market include potential difficulties in attracting members due to a lack of familiarity with us and our lack of familiarity with local member preferences. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. As a result, our new warehouse clubs might not be successful in new markets.

We might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share.

Our success depends, in part, on our ability to identify and respond to trends in demographics and changes in consumer preferences for merchandise. It is difficult to consistently and successfully predict the products and services our members will demand. Failure to timely identify or respond effectively to changing consumer tastes, preferences or spending patterns could adversely affect our relationship with our members, the demand for our products and our market share. If we are not successful at predicting sales trends and adjusting purchases accordingly, we might have too much or too little inventory of certain products. If we buy too much of a product, we might be required to reduce prices or otherwise liquidate the excess inventory, which could have an adverse effect on margins (net sales less merchandise costs) and operating income. If we do not have sufficient quantities of a popular product, we might lose sales and profits we otherwise could have made.

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

Future increases in costs such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs may reduce our profitability. We are dependent on our ability to adjust our product sales pricing, to operate more efficiently, or to increase our comparable store net sales in order to offset currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income, inflation, or other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.

We face difficulties in the shipment of, and risks inherent in the importation of, merchandise to our warehouse clubs.

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, typically over water, which results in:

•	substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
•	the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods;
•	product markdowns due to the prohibitive cost of returning merchandise upon importation;
•	product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from;
•	ocean freight and duty costs; and
•	possible governmental restrictions on the importation of merchandise.

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

We are exposed to weather and other natural disaster risks that might not be adequately compensated by insurance.

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes and hurricanes, which are encountered periodically in the regions in which our warehouse clubs are located. Natural disasters could result in many days of lost sales at our warehouse clubs or adversely affect our distribution chain. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to maintain our brand and reputation could adversely affect our results of operations.

Our success depends on our ability to continue to preserve and enhance our brand and reputation.  Damage to the PriceSmart brand could adversely impact warehouse club sales, diminish member trust, reduce member renewal rates and impair our ability to add new members.  A failure to maintain and enhance our reputation also could lead to loss of new opportunities or employee retention and recruiting difficulties.  Negative incidents, such as a data breach or product recall, can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. In addition, we sell many products under our private label Member’s Selection brand. If we do not maintain consistent product quality of our Member’s Selection products, which generally carry higher margins than national brand products carried in our warehouse clubs, our net warehouse sales and gross margin results could be adversely affected and member loyalty could be harmed.

We are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties.

We have important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in the relationships or the agreements that govern the terms through which business is conducted could adversely affect our ability to purchase merchandise in sufficient quantities and at competitive prices, which could have a material adverse effect on our business, financial condition and results of operation. We have no assurances of continued supply, pricing or access to new merchandise, and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us. In addition, the manner in which we acquire merchandise, either directly from the supplier’s parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond our control. Significant changes or disruptions in how we acquire merchandise from these suppliers could negatively affect our access to such merchandise, as well as the cost of merchandise to us and hence our members, which could have a material adverse effect on our business and results of operations.

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

From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption is increased when system changes are undertaken. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. In addition, these initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.

We compute our income tax provision based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.  In some countries, there have been changes in the method of computing minimum tax prepayments and there are no clear rules that allow the Company to obtain refunds or to offset prepayments that are substantially in excess of the actual computed tax liability.  Additionally, in three countries there either is not, or the governments have alleged that there is not, a clearly defined process in the laws and regulations to allow the authorities to refund Value Added Tax (“VAT”) receivables.  We, together with our tax and legal advisers, are currently appealing these interpretations in court.  If we do not prevail on our appeal, we may be required to establish a valuation reserve against these VAT receivables and take an accompanying charge, which would adversely affect our financial condition and results of operation.

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

A few of our stockholders own approximately 25.3% of our voting stock as of August 31, 2016, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 25.3% of our outstanding shares of common stock. Of this amount, approximately 14.4% is held by charitable entities.  As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect on our business. We must develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately develop, retain and attract highly qualified employees in the future, or to replace retiring key executives which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man insurance.

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

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2016, we had a total of 38 warehouse clubs operating in 12 foreign countries and one U.S. territory, 29 of which operate under currencies other than the U.S. dollar. For fiscal year 2016, approximately 77% of our net warehouse club sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% per U.S. dollar. We are working with our banks to source other tradeable currencies (such as Euros and Canadian dollars), but until the central bank makes more U.S. dollars available, this condition will continue. As of August 31, 2016, we have net U.S. dollar denominated liabilities of approximately $18.9 million that would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $3.8 million.  To the extent we are unable to exchange TT dollars for U.S. dollars, this causes delays in payments owed to PriceSmart, Inc. by our Trinidad subsidiary.  This, in turn, reduces PriceSmart, Inc.’s ability to deploy that cash for corporate purposes.  The Trinidad government is aware that having limited tradable currency poses challenges to U.S. companies doing business in Trinidad, including PriceSmart.  However, until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We plan to reduce new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  Although the situation is dynamic, based on recent levels of tradable currency available, we anticipate reducing U.S. shipments to Trinidad by approximately 20% over the next three months.  This is likely to result in our Trinidad subsidiary running out of certain merchandise, which could negatively impact sales in Trinidad in the second fiscal quarter by an estimated $8-$10 million.  These actions do not impact merchandise on hand or currently in route from our Miami distribution center to Trinidad, nor do they impact our plans to stock merchandise we obtain locally in Trinidad.  We plan to increase or decrease shipments from the U.S. in line with our ability to exchange TT dollars for other hard currencies.  We will continue to seek to maximize the level of tradable currency our Trinidad subsidiary can obtain.

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members for imported merchandise in those countries.  For example, during fiscal year 2016, the Colombian peso appreciated approximately 5.4% compared to the U.S. dollar but during fiscal year 2015 the Colombian peso devalued approximately 60.3% compared to the U.S. dollar which negatively affected sales and margins in that market. Volatility and uncertainty regarding the currencies and economic conditions in the countries where we operate could have a material impact on our operations in future periods.

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

Any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.

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

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third party service providers' information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat our security measures or those of our third-party service providers in the future and obtain the personal information of members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. We or one of our third-party service providers also may be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations.  In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid.     Associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our, or of our third-party service providers’, security measures and breach our, or of our third-party service providers’, information systems (whether digital or otherwise).

Any breach of our security measures or those of our third-party service providers and loss of our confidential information, which could be undetected for a period of time, or any failure by us to comply with applicable privacy and information security laws and regulations, could cause us to incur significant costs to protect any members whose personal data was compromised and to restore member confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.

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

Changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, projections, estimates and judgments by our management. These include, but are not limited to, revenue recognition, impairment of long-lived assets, goodwill, merchandise inventories, vendor rebates and other vendor consideration, income taxes, unclaimed property laws and litigation, the carrying value of deferred tax assets and tax receivables, and other contingent liabilities. Changes in these rules or their interpretation or changes in underlying assumptions, projections, estimates or judgments by our management could significantly change our reported or expected financial performance.

We face compliance risks related to our international operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2016, PriceSmart operated 38 membership warehouse clubs, as detailed below:

	Own land	Lease land
Location	and building	and/or building
COLOMBIA SEGMENT
Colombia(1)	5	1
CENTRAL AMERICA SEGMENT
Panama(2)	4	1
Guatemala	1	2
Costa Rica	6	—
El Salvador	2	—
Honduras	2	1
Nicaragua(3)	2	—
CARIBBEAN SEGMENT
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	30	8

(1)

In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We constructed new warehouse clubs at these three sites, opening the Bogota location in October 2014 and opening the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six as of August 31, 2016.   We constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven as of September 2016.    The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.

(2)

In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama. We constructed a warehouse club on this site, and opened it in June 2015. This brought the number of PriceSmart warehouse clubs operating in Panama to five.

(3)

In April 2015, we acquired land in Managua, Nicaragua. We constructed and then opened a warehouse club on this site in November 2015. This brought the number of PriceSmart warehouse clubs operating in Nicaragua to two.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. As of August 31, 2016, the Company’s warehouse club buildings occupied a total of approximately 2,835,117 square feet, of which 522,131 square feet were on leased property.

The following is a summary of other leased facilities as of August 31, 2016:

		Lease land
Location	Facility Type	and/or building
COLOMBIA SEGMENT
Bogota, Colombia	Central Offices	1
CENTRAL AMERICA SEGMENT
Panama	Central Offices	1
Costa Rica	Storage and Distribution Facility	1
CARIBBEAN SEGMENT
Barbados	Storage Facility	1
Chaguanas, Trinidad	Employee Parking	1
Chaguanas, Trinidad	Container Parking	1
Trinidad	Storage and Distribution Facility	1
Jamaica	Storage Facility	1
Santo Domingo, Dominican Republic	Central Offices	1
U.S. SEGMENT
San Diego, CA	Corporate Headquarters	1
Miami, FL	Distribution Facility	1
Total		11

We lease non-warehouse club facilities and expect to continue to lease these types of facilities as we expand.  Our leases typically provide for initial lease terms between five and ten years, with options to extend; however, in some cases we have lease terms over ten years, mainly related to our Corporate Headquarters and Panama Central Offices.  We believe this leasing strategy for non-warehouse clubs enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

In March 2016, we entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley,  Miami-Dade County, Florida, into which we will transfer the majority of our current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  We currently expect completion to be in first half of calendar year 2017.   We believe that the purchase of this distribution center will enable us to increase our ability to efficiently receive, handle and distribute merchandise.

The following is a summary of the warehouse clubs and Company facilities located on leased property as of August 31, 2016:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia	Warehouse Club	October 29, 2014	98,566	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala (1)	Warehouse Club	April 8, 1999	68,977	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2025	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2025	none
Jamaica	Storage and Distribution Facility	September 1, 2012	17,000	July 14, 2019	2 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	January 14, 2021	5 years
Bogota, Colombia (2)	Central Offices	October 21, 2010	7,812	December 31, 2017	none
San Diego, CA (3)	Corporate Headquarters	April 1, 2004	43,027	May 31, 2026	5 years
Miami, FL(4)	Distribution Facility	March 1, 2008	371,476	December 31, 2027	5 years
Panama	Central Offices	November 4, 2014	17,975	December 12, 2028	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 27, 2019	3 years
Trinidad	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)	In April 2016, the Company executed an amendment to the existing lease to expand the facility’s parking lot by 2,918 square feet of space.
(2)

On August 31, 2016, the Company executed a contract to expand the central office space to include an additional 1,884 square feet of space, effective September 1, 2016.  The additional space is not included in the table above; however, the lease is included in the calculation of future minimum lease commitments.

(3)

In January 2015, the Company executed a fourth amendment to include 2,799 square feet of space, in which the Company sub-leased all 2,799 square feet of space to another party through October 2016. The 2,799 square feet of space is not included in the above table.

(4)	In August 2016, the Company executed a fourth amendment to the existing lease, to extend the portion of the lease pertaining to 100,295 square feet of space through December 31, 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2016 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2016 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2016 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2016 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2016 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2016, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2016, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2016, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of PriceSmart, Inc. and our report dated October 27, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

October 27, 2016

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

4.1(9)	Specimen of Common Stock certificate.

10.1(13)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.2(a)(16)**	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.2(b)(14)	Loan Agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated August 30, 2012.

10.2(c)(17)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.

10.2(d)(18)	Fourth Amendment to the Amended and Restated Loan Agreement between PriceSmart, Inc. and MUFG Union Bank, N.A., executed as of August 30, 2014.

10.2(e)(18)	Loan renewal agreement between The Bank of Nova Scotia and PSMT El Salvador, S.A. de C.V., executed August 27, 2014.

10.2(f)(18)	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited.

10.2(g)(18)	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.

10.2(h)(18)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.

10.2(i)(19)	Third Amendment to Lease (expansion) Agreement between the Company and CREA Centrewest LP, dated September 18, 2014.

10.2(j)(20)	Fourth Amendment to Lease (expansion) Agreement between the Company and CREA Centrewest LP, dated January 29, 2015.

10.2(k)(19)	Term Loan between the Bank of Nova Scotia and PriceSmart Honduras S.A. de C.V. dated October 1, 2014.

10.2(l)(19)	Promissory Note between PriceSmart Honduras S.A. de C.V. and Citibank, N.A. dated October 22, 2014.

10.2(m)(21)	Loan between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated March 24, 2015.

10.2(n)(22)	Promissory Note $7.5M Prismar de Costa Rica, S.A. dated August 28, 2015.

10.2(o)(23)	Loan between Grupo Financiero BAC Credomatic de Costa Rica and Prismar de Costa Rica, S.A. for US $7.5 million dated September 18, 2015.

10.2(p)*	Fourth Amendment to Amended and Restated Lease Agreement by and between CPT Flagler Station II, LLC and PriceSmart, Inc.

10.3(a)(23)**	Employment Agreement between the Company and Robert M. Gans, dated as of September 1, 2015.

10.3(b)(11)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.4(23)**	Employment Agreement between the Company and John M. Heffner, dated September 1, 2015.

10.5(2)**	Form of Indemnity Agreement.

10.8(23)**	Employment Agreement between the Company and Thomas Martin dated September 1, 2015.

10.11(10)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(10)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(4)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.14(3)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.15(23)**	Employment Agreement between the Company and William Naylon, dated as of September 1, 2015.

10.16(23)**	Employment Agreement between the Company and John Hildebrandt, dated September 1, 2015.

10.17(5)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.18(a)*	Twenty-Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated June 16, 2015.

10.18(b)(23)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.

10.19(6)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.20(23)**	Employment Agreement between the Company and Jose Luis Laparte dated as of September 1, 2015.

10.23(12)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.30(18)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.

10.32(15)**

2013 Equity Incentive Award Plan of PriceSmart, Inc. (incorporated by reference to Appendix A to the definitive Proxy Statement for the Company's 2013 Annual Meeting of Stockholders filed with the Commission on December 5, 2012)

10.33(15)**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

10.34(15)**	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.

10.35(15)**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

10.36(23)**	Employment Agreement between the Company and Frank R. Diaz dated September 1, 2015.

10.37**	Employment Agreement between the Company and Rodrigo Calvo dated June 16, 2015.

10.37(a)(23)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.

10.38**	Employment Agreement between the Company and Jesus Von Chong dated November 1, 2015.

10.39**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2015.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

22

#

These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(5)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(6)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.
(15)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.
(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.
(20)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 filed with the Commission on April 9, 2015.
(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Commission on October 29, 2015.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 filed with the Commission on April 7, 2016.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016 filed with the Commission on July 7, 2016.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PriceSmart, Inc.

We have audited the consolidated financial statements PriceSmart, Inc. as of August 31, 2016 and 2015, and for each of the three years in the period ended August 31, 2016, and have issued our report thereon dated October 27, 2016 (incorporated herein by reference). Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

October 27, 2016

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2014	$—	$22	$(22)	$—
Year ended August 31, 2015	$—	$10	$(10)	$—
Year ended August 31, 2016	$—	$25	$(18)	$7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 27, 2016	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 27, 2016	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 27, 2016
Jose Luis Laparte

/s/ JOHN M. HEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2016
John M. Heffner

/s/ ROBERT E. PRICE	Chairman of the Board	October 27, 2016
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Vice Chair of the Board	October 27, 2016
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 27, 2016
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 27, 2016
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	October 27, 2016
Katherine L. Hensley

/s/ LEON C. JANKS	Director	October 27, 2016
Leon C. Janks

/s/ EDGAR ZURCHER	Director	October 27, 2016
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 27, 2016
Gordon H. Hanson

/s/ PIERRE MIGNAULT	Director	October 27, 2016
Pierre Mignault

/s/ GARY M. MALINO	Director	October 27, 2016
Garry M. Malino

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

OTHER INFORMATION

August 31, 2016

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

	Years Ended August 31,
	2016	2015	2014	2013	2012
	(in thousands, except income per common share)
OPERATING RESULTS DATA:
Net warehouse club sales	$2,820,740	$2,721,132	$2,444,314	$2,239,266	$1,999,364
Export sales	33,813	33,279	31,279	23,059	15,320
Membership income	45,781	43,673	38,063	33,820	26,957
Other income	4,842	4,519	3,911	3,667	3,522
Total revenues	2,905,176	2,802,603	2,517,567	2,299,812	2,045,163
Total cost of goods sold	2,449,626	2,352,839	2,113,664	1,929,428	1,715,981
Total selling, general and administrative	316,474	297,656	262,420	240,924	220,639
Preopening expenses	1,191	3,737	3,331	1,525	617
Loss/(gain) on disposal of assets	1,162	2,005	1,445	889	312
Operating income	136,723	146,366	136,707	127,046	107,614
Total other income (expense)	(5,483)	(9,770)	(2,458)	(3,835)	(4,900)
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	131,240	136,596	134,249	123,211	102,714
Provision for income taxes	(42,849)	(47,566)	(41,372)	(38,942)	(35,053)
Income/(loss) of unconsolidated affiliates	332	94	9	(4)	(15)
Net income from continuing operations attributable to PriceSmart	88,723	89,124	92,886	84,265	67,646
Discontinued operations income (loss), net of tax	—	—	—	—	(25)
Net income attributable to PriceSmart	$88,723	$89,124	$92,886	$84,265	$67,621
INCOME PER COMMON SHARE -BASIC:
Income from continuing operations attributable to PriceSmart	$2.92	$2.95	$3.07	$2.78	$2.24
Basic net income per common share attributable to PriceSmart	$2.92	$2.95	$3.07	$2.78	$2.24
INCOME PER COMMON SHARE -DILUTED:
Income from continuing operations attributable to PriceSmart	$2.92	$2.95	$3.07	$2.78	$2.24
Diluted net income per common share attributable to PriceSmart	$2.92	$2.95	$3.07	$2.78	$2.24
Weighted average common shares - basic	29,928	29,848	29,747	29,647	29,554
Weighted average common shares - diluted	29,933	29,855	29,757	29,657	29,566

PRICESMART, INC.

SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2016	2015	2014	2013	2012
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$199,522	$157,072	$137,098	$121,874	$91,248
Restricted cash	$3,194	$1,525	$29,366	$40,759	$37,746
Total assets	$1,096,735	$991,224	$937,338	$826,039	$735,712
Long-term debt	$88,107	$90,534	$91,439	$73,020	$78,659
Total PriceSmart stockholders’ equity	$638,071	$566,584	$548,265	$481,049	$418,914
Dividends paid on common stock(1)	$21,274	$21,126	$21,144	$18,133	$18,120

(1)	On February 3, 2016, February 4, 2015, January 23, 2014, November 27, 2012, and January 25, 2012, the Company declared cash dividends on its common stock.

PRICESMART, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and risks inherent in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks that might not be adequately compensated by insurance; general economic conditions could adversely impact our business in various respects; our failure to maintain our brand and reputation could adversely affect our results of operations; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables; a few of our stockholders own approximately 25.3% of our voting stock as of August 31, 2016, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we face the possibility of operational interruptions related to union work stoppages; we are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2016 filed on October 27, 2016 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of August 31, 2016 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of August 31, 2016 for each country or territory are as follows:

	Number of	Number of	Actual and Anticipated
	Warehouse Clubs	Warehouse Clubs	warehouse
	in Operation as of	in Operation as of	club openings
Country/Territory	August 31, 2015	August 31, 2016	in fiscal year 2017
Colombia	6	6	1
Costa Rica	6	6	—
Panama	5	5	—
Trinidad	4	4	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	3	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	2	—
Totals	37	38	1

In fiscal year 2014, we purchased land in Pereira and Medellin, Colombia and leased land in the city of Bogota, Colombia.  We built new warehouse clubs on these three sites. During fiscal year 2015 we opened the Bogota location in October 2014 and the Pereira and Medellin locations in November 2014.  Together with the three warehouse clubs that were already operating in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of operating PriceSmart warehouse clubs in Colombia to six at the end of fiscal year 2015.  We constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven.  In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015 we signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  We exercised this option and completed the swap during May 2016. We will use the acquired land to expand the parking lot for the San Pedro Sula warehouse club.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  During the second quarter of fiscal year 2015, the Company created a new reportable segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that reportable segment Central America Operations.  The Company has made this change as a result of the information that the Company's chief operating decision maker  regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia.  Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and retrospectively adopted this change for the disclosure of financial information presented by segment.  The Company’s operating segments are the United States, Central America, the Caribbean and Colombia.

General Market Factors

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer spending patterns; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years PriceSmart has operated in a particular market; and the level of retail and wholesale competition in that market.

Our consolidated results of operations during the past two fiscal years were adversely affected by events in Colombia, resulting largely from a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar beginning in August 2014 which negatively impacted sales and margins in that market.  Over the course of fiscal year 2016, the devaluation of the Colombian peso against the U.S. dollar resulted in decreased U.S. dollar reported warehouse clubs sales, after translation by approximately 26% when compared to fiscal year 2015.  However, by the end of the fiscal year, the value of the Colombian peso was approximately 5.4% higher than at the end of fiscal year 2015, following the approximately 60% overall devaluation that occurred in fiscal year 2015.  A devaluation of the COP not only reduces the value of sales and membership income that is generated in Colombia when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  This, along with the fact that we are still relatively new in the Colombia market, and the sophisticated level of competition in that market, impacted overall business performance resulting in an operating loss in Colombia.  Certain of our Central American and Caribbean markets have experienced some slowing of overall economic activity during the fiscal year which may continue to impact the level of consumer spending in the coming months. In particular, Trinidad’s economy, with its dependence on oil and gas exports as a major source of income and resulting government policy to manage its foreign exchange reserves, has been experiencing overall difficult economic conditions with a corresponding impact on consumer spending.

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

Demographic characteristics within each of our markets can also affect both the overall level of sales and also future sales growth opportunities.  Island countries such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size.  Countries with a smaller upper and middle class consumer population, such as Honduras, El Salvador, Jamaica and Nicaragua, also have a more limited potential opportunity for sales growth as compared to more developed countries with a larger upper and middle class consumer population.

Political and other factors in each of our markets may have significant effects on our business.  For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy and affect near-term consumer spending. The need for increased tax revenue in certain countries can cause changes in tax policies affecting consumer’s personal tax rates, and/or added consumption taxes, such as VAT (value-added taxes) effectively raising the prices of various products. In addition, if a major employer in a market reduces its work force, as has happened in the past in Aruba and Costa Rica, overall consumer spending can suffer.

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and 2016, as many of our markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency.  In fiscal year 2016, approximately 77.3% of our net warehouse sales were in currencies other than the U.S. dollar.  Meanwhile, approximately 52% of net warehouse sales were comprised of sales of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar.

Currency exchange rate fluctuations also affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars, which can impact year over year growth when measured in U.S. dollars compared to local currency growth rates.  In addition, we revalue on a monthly basis all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency.  These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.  We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.”

Where possible, we seek to minimize the impact of negative foreign exchange fluctuations on our results by utilizing from time to time one or more of the following strategies: (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates and our competition; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross-currency interest rate swaps and non-deliverable forward contracts.  We have local-currency-denominated long-term loans in Honduras and Guatemala and have employed cross-currency interest rate swaps in Colombia, Costa Rica and Honduras and non-deliverable forward contracts in Costa Rica and Colombia.  Future volatility regarding currencies could have a material impact on our operations in future periods; however, there is no way to accurately forecast the impact of the change in rates on our future demand for imported products, reported sales or financial results.

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% per U.S. dollar. We are working with our banks to source other tradeable currencies (such as Euros and Canadian dollars), but until the central bank makes more U.S. dollars available, this condition will continue. As of August 31, 2016, we have net U.S. dollar denominated liabilities of approximately $18.9 million that would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $3.8 million.  To the extent we are unable to exchange TT dollars for U.S. dollars, this causes delays in payments owed to us by our Trinidad subsidiary.  This, in turn, reduces our ability to deploy that cash for corporate purposes.  The Trinidad government is aware that having limited tradable currency poses challenges to U.S. companies doing business in Trinidad, including PriceSmart.  However, until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We plan to reduce new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  Although the situation is dynamic, based on recent levels of tradable currency available, we anticipate reducing U.S. shipments to Trinidad by approximately 20% over the next three months.  This is likely to result in our Trinidad subsidiary running out of certain merchandise, which could negatively impact sales in Trinidad in the second fiscal quarter by an estimated $8-$10 million.  These actions do not impact merchandise on hand or currently in route from our Miami distribution center to Trinidad, nor do they impact our plans to stock merchandise we obtain locally in Trinidad.  We plan to increase or decrease shipments from the U.S. in line with our ability to exchange TT dollars for other hard currencies.  We will continue to seek to maximize the level of tradable currency our Trinidad subsidiary can obtain.

Business Strategy

Our business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU's) covering a wide range of products in high volumes and at the lowest possible prices.  We charge an annual membership fee to our customers.  These fees, combined with warehouse and distribution operating efficiencies and volume purchasing, enable us to operate our business on lower merchandise margins than conventional retail stores and wholesale suppliers.  The combination of annual membership fees, operating efficiencies and low margins enable us to offer our members high quality merchandise at very competitive prices which, in turn, enhances the membership proposition.

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

We seek to grow sales by increasing transaction size and shopping frequency and by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members to our existing warehouse clubs and improving the capability and capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations.  Finally, sales growth is also achieved when we add new warehouse clubs in those markets that can support that growth.  Sales during fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for fiscal year 2016, net warehouse sales increased 3.7%.

One of the distinguishing features of the warehouse club format is the role membership plays both in terms of pricing and member loyalty.  Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices.  In most of our markets, the annual membership fee is the equivalent of U.S. $35 for both business members and non-business “Diamond” members.  In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading above 3,000 COP to $1.00 US dollar so that the converted membership price in U.S. dollars has gone from approximately U.S. $30 to approximately U.S. $20.  We have not raised the Colombian peso price of membership in Colombia because our business is new and we want to avoid decisions that could negatively impact member satisfaction.  In addition to the standard warehouse club membership, we offer in Costa Rica what we call Platinum membership for $75.  A Platinum membership earns a 2% rebate on annual purchases up to a maximum of $500 rebate per year.

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, which we receive primarily at our Miami distribution centers. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets.  Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs.  We have added local and regional distribution centers in several of our markets  to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.  These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment. Additionally, we have announced that in March 2016, we entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley,  Miami-Dade County, Florida, into which we will transfer the majority of our current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  We currently expect completion to be in first half of calendar year 2017.  This new distribution facility will increase our ability to efficiently receive, handle and distribute merchandise.

We offer our members alternatives to in-club shopping through our e-commerce platform which enables on-line access to purchase merchandise in different ways.  Members have the ability to purchase certain merchandise that is not stocked in their local warehouse clubs by placing an order that we fulfill by shipping the merchandise from our U.S. distribution warehouse for pick-up at the member's local warehouse club location.  In Colombia, members also can purchase in-club merchandise on-line from warehouse clubs located within the market and have it delivered to their home or office via a third-party delivery service.  We have been expanding our online offerings, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find.  While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property.  Excess land at Alajuela (Costa Rica) and Brisas (Panama) is being developed by joint ventures formed by us and the sellers of the property.  We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us.  The profitable sale or development of real estate is highly dependent on real estate market conditions.

In response to the devaluation of the Colombia peso, we have been working to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) expanding our use of local suppliers, particularly with regard to private-label branded product; and (3) continuing to offer value and merchandise differentiation to our members.  Ensuring long-term growth in the Colombia market is a key strategic priority.  We are prepared to accept lower merchandise margins and profits in Colombia in order to solidify our market position for the future. We believe these actions are having a positive effect as evidenced by continued new member sign-ups, improving membership renewal rates, and growth in average transaction value when measured in local currency. We remain committed to growing our presence in Colombia, and we constructed a new warehouse club in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven, the most of any of our countries.

The lack of availability of U.S. dollars in our Trinidad (“TT”) market (U.S. dollar illiquidity) impedes our ability to convert local TT dollars obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  We will continue to seek to maximize the level of tradeable currency our Trinidad subsidiary can obtain from our relationship banks, but we will begin limiting our shipments of merchandise to Trinidad in line with what our Trinidad subsidiary can pay for in tradeable currency.

Financial highlights for the fourth quarter of fiscal year 2016 included:

•

Net warehouse club sales increased 1.3% over the comparable prior year period. We ended the quarter with 38 warehouse clubs compared to 37 warehouse clubs at the end of the fourth quarter of fiscal year 2015.

•	Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 14 weeks ended September 4, 2016 decreased 1.2%.
•	Membership income for the fourth quarter of fiscal year 2016 increased 0.7% to $11.6 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 1.2%  over the prior-year period, and warehouse gross profits as a percent of net warehouse club sales were 14.7%, a decrease of 2 basis points (0.02%) from the same period last year.

•	Operating income for the fourth quarter of fiscal year 2016 was $32.8 million, a decrease of $2.1 million compared to the fourth quarter of fiscal year 2015.

•

Our effective tax rate decreased in the fourth quarter of fiscal year 2016 to 30.4% from 33.3% in the fourth quarter of fiscal year 2015.  This reduction in. our effective tax rate contributed approximately $0.06 per diluted share for the three-month period.

•	Net income for the fourth quarter of fiscal year 2016 was $22.3 million, or $0.74 per diluted share, compared to $22.4 million, or $0.75 per diluted share, in the fourth quarter of fiscal year 2015.

Financial highlights for fiscal year 2016 included:

•

Net warehouse club sales increased 3.7% over the comparable prior year period.  We ended the year with 38 warehouse clubs compared to 37 warehouse clubs at the end of the fiscal year 2015.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 53 weeks ended September 4, 2016 decreased 0.8%.

•	Membership income for the fiscal year 2016 increased 4.8% to $45.8 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) decreased 0.8% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.3%, a decrease of 40 basis points (0.40%) from the same period last year.

•	Operating income for fiscal year 2016 was $136.7 million, a decrease of $(9.6) million compared to fiscal year 2015.
•	We had a $(900,000) net loss from currency exchange transactions in the current year compared to a $(4.4) million net loss from currency exchange transactions last year.
•

The effective tax rate for fiscal year 2016 is 32.6%, as compared to the effective tax rate for fiscal year 2015 of 34.8%.  This reduction in the effective tax rate contributed approximately $0.06 per diluted share for the twelve-month period.

•	Net income for fiscal year 2016 was $88.7 million, or $2.92 per diluted share, compared to $89.1 million, or $2.95 per diluted share, in the prior year.

Financial highlights for fiscal year 2015 included:

•	Net warehouse club sales increased 11.3% to $2.7 billion for fiscal year 2015 compared to fiscal year 2014.
•	Comparable warehouse sales (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 52 weeks ended August 30, 2015 grew 2.7%.
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

•	Operating income for fiscal year 2015 was $146.4 million, an increase of 7.1% from the prior year.
•	Foreign exchange transactions resulted in a net loss of $(4.4) million for the fiscal year 2015 compared to a net gain in fiscal year 2014 of $984,000.
•	Net income for fiscal year 2015 was $89.1 million, or $2.95 per diluted share, compared to $92.9 million, or $3.07 per diluted share, in the prior year.

Comparison of Fiscal Year 2016 to 2015 and Fiscal Year 2015 to 2014

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2016, 2015, and 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the reportable segments in which we operate, and the percentage growth in net warehouse club sales by segment during fiscal years 2016, 2015 and 2014.

	Years Ended
	August 31, 2016				August 31, 2015
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,726,762	61.2%	$130,859	8.2%	$1,595,903	58.6%
Caribbean	828,106	29.4%	18,826	2.3%	809,280	29.7%
Colombia	265,872	9.4%	(50,077)	(15.8)%	315,949	11.6%
Net warehouse club sales	$2,820,740	100.0%	$99,608	3.7%	$2,721,132	100.0%

	Years Ended
	August 31, 2015				August 31, 2014
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,595,903	58.6%	$118,902	8.1%	$1,477,001	60.4%
Caribbean	809,280	29.7%	35,295	4.6%	773,985	31.7%
Colombia	315,949	11.6%	122,621	63.4%	193,328	7.9%
Net warehouse club sales	$2,721,132	100.0%	$276,818	11.3%	$2,444,314	100.0%

Comparison of 2016 and 2015

Net warehouse sales growth resulted from a 6.2% increase in transactions and a 2.4% decrease in the average sale.

Net warehouse sales growth in Central America was positively impacted by the openings of two new warehouse clubs, one in Panama (June 2015) and one in Nicaragua (November 2015).  All other Central American countries without additional warehouse clubs also recorded positive sales growth in fiscal year 2016 compared to fiscal year 2015.

The Caribbean segment had no new warehouse clubs opened in the comparable periods and recorded a 2.3% increase in net warehouse sales. A significant increase in the number of products subject to Value Added Taxes starting in February in Trinidad and currency devaluations in both Trinidad and the Dominican Republic (the Company’s two largest markets in the Caribbean segment) resulted in a negative sales growth in the second half of the fiscal year compared to the same period last year.

Net warehouse sales in Colombia were significantly impacted during the fiscal year by the devaluation of the Colombian peso relative to the U.S. dollar.  The strength of the U.S. dollar causes the price of imported merchandise to increase in Colombian pesos, which reduces sales volumes of those products.  In addition, net warehouse sales made in Colombian pesos when translated yielded 26% fewer U.S. dollars in the fiscal year compared to the year ago period.  Net warehouse sales in local currency (COP) for fiscal year 2016 grew 6.0%, reflecting the addition of three new warehouse clubs for the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015, and a stabilizing currency exchange rate in the fourth fiscal quarter.

Comparison of 2015 to 2014

During the first quarter of fiscal year 2015, we opened three additional warehouse clubs in Colombia (Bogota, Pereira and Medellin) bringing the total warehouse clubs in Colombia to six, which increased sales in the Colombia segment. The effect of the devaluation of the Colombian peso on U.S. dollar warehouse sales in that segment was significant. For the fiscal year, net warehouse sales in local currency in Colombia grew 106% but net warehouse sales when converted to U.S. dollars increased only 63.4%. We opened an additional warehouse club within our Central America Segment in La Chorrera ("Costa Verde"), west of Panama City, Panama, which is our fifth PriceSmart warehouse club in Panama, and fiscal year 2015 saw the full year effect of the warehouse club we opened in Tegucigalpa, Honduras in May 2014. The Caribbean segment had no new warehouse clubs in the comparable periods. Currency devaluations in the Dominican Republic and Jamaica impacted U.S. dollar denominated sales growth. Trinidad and Aruba experienced the strongest sales growth in that segment.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Approximately every five years, the Company uses a 53-week year and a six-week “August” to account for the fact that 52 weeks is only 364 days.  For fiscal year 2016, we used a 53-week year and a six-week “August”.  Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period.  For example, the sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 were not used in the calculation of comparable sales until January 2016.  Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, were not used in the calculation of comparable sales until January and February 2016, respectively.  Sales related to the warehouse club opened in Panama (“Costa Verde”) in June 2015 and the warehouse club opened in Nicaragua opened in November 2015 will not be used in the calculation of comparable sales until September 2016 and January 2017, respectively.  Sales related to the warehouse club opened in Colombia in September 2016 will not be used in the calculation of comparable sales until November 2017.

As part of the expansion of our e-commerce program, we began direct home delivery of products not carried in our warehouse clubs to members in Colombia in August 2015.  For e-commerce sales, revenue is recognized upon pickup of the merchandise by the member or when the common carrier takes possession of the merchandise.  Currently these e-commerce sales of products not carried in our warehouse clubs and shipped directly to our members are being excluded from our comparable sales.  Sales related to these e-commerce sales in Colombia will not be used in the calculation of comparable sales until October 2016.  E-commerce sales of products where the product is sourced from one of our warehouse clubs and delivered to the members home and sales of products that are not carried in our clubs, but are delivered to clubs and picked up by our members, are reflected in the comparable sales for the warehouse club from which the inventory was sourced or picked up.

Comparison of 2016 to 2015

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 53 week period ending September 4, 2016 decreased 0.8%, compared to the same 53-week period last year.  Comparable warehouse sales were negatively impacted by the devaluation of the Colombian peso from the year ago period.  Six warehouse clubs in Colombia are included in the calculation of comparable warehouse sales. Excluding those warehouse clubs, the 53-week comparable warehouse sales for the other 30 warehouse clubs open for at least 13 ½ months increased 1.7%. We opened a new warehouse club west of Panama City, Panama in June 2015 and one in Managua, Nicaragua in November 2015. These new warehouse clubs are not far from existing warehouse clubs which are included in the calculation for comparable warehouse club sales.  In both cases they are attracting new members from areas not previously served by us.  However, they are also creating the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from an existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation has an adverse impact on comparable warehouse club sales.

Comparison of 2015 to 2014

Comparable warehouse club sales increased 2.7% for the 52-week period ended August 31, 2015, compared to the same 52-week period in the prior year. We opened a new warehouse club in Tegucigalpa, Honduras in May 2014 and another one in Panama in June 2015. These new warehouse clubs are attracting new members from areas not previously served by us. However, they are also creating the opportunity for some existing members, particularly those who shopped at our first Tegucigalpa, Honduras warehouse club and certain members who shopped in our Panama City locations, to shop at the new locations. These transfers of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales, to new warehouse clubs that are not included in the calculation, have an adverse impact on comparable warehouse club sales. We have estimated the impact of this effect on reported comparable warehouse club sales in the past by excluding certain warehouse clubs from the calculation. However, as the number of clubs affected by these openings, particularly those in Panama City, has increased, we believe that calculation is becoming less meaningful. As a result, we have not made a specific determination of what the 52-week comparable warehouse club sales would have been had we not opened these new warehouse clubs. In addition, we believe that there has been some impact to our first three warehouse clubs in Colombia from the opening of the three new clubs in Colombia, particularly Bogota. However, given the far more significant impact of the currency devaluation on U.S. dollar reported sales in Colombia, it would be difficult to accurately determine the effect of the transfer of sales from the existing warehouse clubs to the new clubs.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold us during the fiscal years ended August 31, 2016, 2015 and 2014.

	Years Ended August 31,
	2016	2015	2014
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	27%	26%	26%
Food (including candy, snack foods, dry and fresh foods)	53%	54%	53%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	11%	12%	12%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	7%	6%	7%
Other (including food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2016 to 2015

There was a slight shift in the mix of major category sales between fiscal year 2016 and 2015, with a slight decrease in food and hardlines compared to the other categories. These categories were impacted more by price compression and the effect of devaluation in Colombia than the other merchandise categories.

Export Sales

	Years Ended

	August 31, 2016				August 31, 2015

	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$33,813	1.2%	$534	1.6%	$33,279	1.2%

	Years Ended
	August 31, 2015				August 31, 2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$33,279	1.2%	$2,000	6.4%	$31,279	1.3%

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines for which PriceSmart earns an approximately 5% margin.

Membership Income

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Membership income	$45,781	$2,108	4.8%	$43,673
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,490,424	4,239	0.3%	1,486,185

	Years Ended
	August 31,			August 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Membership income	$43,673	$5,610	14.7%	$38,063
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,486,185	303,830	25.7%	1,182,355

Comparison of 2016 to 2015

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts for which income is recognized during the last twelve months. The average number of member accounts during the fiscal year was 7.6% higher than the year before. The income recognized per average member account decreased 0.3%, which primarily reflects the effect of the impact of devaluation in Colombia on the translation of membership fees in local currency to U.S. dollars. In Colombia, the membership is priced in Colombian pesos (COP) and we have not raised the fee to offset the devaluation impact. At the August exchange rate, a membership in Colombia yielded approximately $19.00 compared to approximately $35.00 in most other countries. We ended the fiscal year with a renewal rate of 80% for the twelve-month period ended August 31, 2016.

During fiscal year 2016, the Company experienced a net growth in membership accounts of 4,239 accounts, or 0.3%. Colombia’s membership accounts during the fiscal year declined 57,522, while the other countries grew by 61,761 accounts. The decrease in overall accounts in Colombia was due to the first anniversary date for a large number of accounts associated with the three warehouse clubs in Colombia that opened in October and November of 2015 and the low renewal rate for those accounts.  The opening of these three warehouse clubs in fiscal year 2015 resulted in approximately 124,000 expiring accounts in October, November and December from the record number of new member sign-ups experienced at the opening of these clubs. As expected, we experienced a low renewal rate for those expiring accounts due to a historically low renewal rate for first year members across our markets, the distance of our warehouse clubs in Bogota and Medellin to where certain members live, and the impact of price increases on imported products due to the Colombian peso devaluation.  While we continue to see new member sign-ups in Colombia, and an improving renewal rate of current members in Colombia, the twelve-month renewal rate is impacted by those non-renewals earlier in the fiscal year.   The Company’s twelve-month renewal rate for the period ended August 31, 2016 declined to 80% from 86% for the twelve months ended August 31, 2015.  Excluding Colombia, the twelve-month renewal rate was 87% as of August 31, 2016, consistent with 87% in August 2015, November 2015, and February 2016.

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

Other Income

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Other income	$4,842	$323	7.1%	$4,519

	Years Ended

	August 31,			August 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Other income	$4,519	$608	15.5%	$3,911

Comparison of 2016 to 2015

For the twelve-month period, the period-over-period increase was attributable to $426,000 in insurance gains associated with insured business losses during fiscal year.

Comparison of 2015 to 2014

The increase in Other income for fiscal year 2015 compared to fiscal year 2014 resulted primarily from growth in rental income.

Gross Margin

Warehouse Gross Profit Margin

	Years Ended
	August 31, 2016			August 31, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,820,740	$99,608	100.0%	$2,721,132	100.0%
Less associated cost of goods	2,417,366	96,292	85.7%	2,321,074	85.3%
Warehouse gross profit margin	$403,374	$3,316	14.3%	$400,058	14.7%

	Years Ended
	August 31, 2015			August 31, 2014
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,721,132	$276,818	100.0%	$2,444,314	100.0%
Less associated cost of goods	2,321,074	237,141	85.3%	2,083,933	85.3%
Warehouse gross profit margin	$400,058	$39,677	14.7%	$360,381	14.7%

Comparison of 2016 to 2015

For the twelve months ended August 31, 2016, warehouse gross profit margin as a percent of sales was 40 basis points (0.40%) lower than the twelve months ended August 31, 2015.  Warehouse gross profit margin as a percent of sales decreased 149 basis points (1.49%) in Colombia from the year ago period largely as a result of pricing actions we took during the year to provide value on imported goods to our members. Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 39 basis points (0.39%) lower resulting from a higher level of markdowns, reduced endcap activity and higher per unit distribution costs.

Comparison of 2015 to 2014

For the twelve months ended August 31, 2015, warehouse gross profit margin as a percent of sales was four basis points (0.04%) lower than the twelve months ended August 31, 2014. In the first fiscal quarter we benefited from lower costs as a percent of sales in a number of areas, including lower merchandise distribution costs and reduced shrink. Vendor rebates and a higher level of product demonstration activity also contributed to the higher gross margin in the current period compared to the year earlier period. This was partially offset in the second and third fiscal quarters with lower margins in Colombia. In the fourth quarter of fiscal year 2015, warehouse gross profit margins were 14.8% of net warehouse sales, a decrease of 46 basis points (0.46%) from the fourth quarter of fiscal year 2014. We continue to operate with lower merchandise margins in Colombia which impacts the consolidated results. In the fourth quarter of fiscal year 2015, merchandise margins in Colombia were 282 basis points (2.82%) lower, compared to the fourth quarter of fiscal year 2014. For the full fiscal year 2015, merchandise margins in Colombia decreased 211 basis points (2.11%) from fiscal year 2014. Fiscal year 2015 margins excluding Colombia increased 30 basis points (0.30%) from fiscal year 2014.

Export Sales Gross Profit Margin

	Years Ended
	August 31, 2016			August 31, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$33,813	$534	100.0%	$33,279	100.0%
Less associated cost of goods sold	32,260	495	95.4%	31,765	95.5%
Export sales gross profit margin	$1,553	$39	4.6%	$1,514	4.5%

	Years Ended
	August 31, 2015			August 31, 2014
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$33,279	$2,000	100.0%	$31,279	100.0%
Less associated cost of goods sold	31,765	2,034	95.5%	29,731	95.1%
Export sales gross profit margin	$1,514	$(34)	4.5%	$1,548	4.9%

Comparison of 2016 to 2015 and 2015 to 2014

The increase in fiscal year 2016 and fiscal year 2015 in export sales gross margin dollars compared to the prior year period(s) was in line with the growth in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Years Ended
	August 31, 2016				August 31, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$252,130	8.9%	$10,845	4.5%	$241,285	8.9%

	Years Ended
	August 31, 2015				August 31, 2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$241,285	8.9%	$28,809	13.6%	$212,476	8.7%

Comparison of 2016 to 2015

The Company incurred the expenses associated with five new warehouse clubs for all or a portion of fiscal year 2016 compared to fiscal year 2015.  The combination of lower first year sales and resulting higher expense ratio for new warehouse clubs compared to more mature clubs, and the cannibalization of sales from an existing nearby club without the proportionate decrease in expenses, resulted in an overall 7 basis point (0.07%) increase in warehouse operations expense as a percent of net warehouse sales.

Comparison of 2015 to 2014

Warehouse club operations expense as a percent of net warehouse sales for the twelve months of fiscal year 2015 increased 18 basis points (0.18%) compared to the same period in fiscal 2014. The opening of the three new clubs in Colombia during the year, combined with the higher operating costs in Colombia (including the “Equity Tax” of $850,000 recognized in the second fiscal quarter), was the primary contributor to the increase as a percent of net warehouse sales. Lower utility costs and other operating expense leverage resulted in a nine basis point (0.09%) reduction in warehouse club expense as a percent of net warehouse sales excluding Colombia.

General and Administrative Expenses

	Years Ended

	August 31, 2016				August 31, 2015

	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$64,344	2.3%	$7,973	14.1%	$56,371	2.1%

	Years Ended
	August 31, 2015				August 31, 2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$56,371	2.1%	$6,427	12.9%	$49,944	2.0%

Comparison of 2016 to 2015

For the twelve-month period, general and administrative expenses grew 14.1%, resulting from additional staffing to support the Company’s growth, most notably in the buying and information technology “IT” areas, and increased deferred compensation expense associated with stock awards granted in the first quarter, totaling approximately $3.0 million.

Comparison of 2015 to 2014

The expenses associated with our corporate and U.S. buying operations grew 12.9% during the fiscal year, compared to last year. Spending on IT initiatives and professional fees associated with increased compliance activities contributed to the increase during the year, as did additional staffing needs within our U.S. Buying Department (personnel involved in contracting and coordination of merchandise purchasing) and our IT departments, to support the growth of the Company.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	(Decrease) from prior year	% Change	Amount
Pre-opening expenses	$1,191	$(2,546)	(68.1)%	$3,737

	Years Ended
	August 31,			August 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$3,737	$406	12.2%	$3,331

Comparison of 2016 to 2015

During the first and second quarters of fiscal year 2016, pre-opening expenses were related to the warehouse club opened in Managua, Nicaragua during November 2015, and during the third and fourth quarters, pre-opening expenses incurred were related to the new warehouse club opened in Chia, Colombia on September 1, 2016.

Comparison of 2015 to 2014

The pre-opening expenses for fiscal year 2015 were for the three Colombia warehouse clubs (Bogota, Pereira and Medellin) and the Panama warehouse club. We opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014. Additionally, we opened the Panama, Costa Verde, warehouse club during the fourth quarter of the fiscal year.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	(Decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$1,162	$(843)	(42.0)%	$2,005

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$2,005	$560	38.8%	$1,445

Operating Income

	Years Ended

	August 31, 2016				August 31, 2015

	Amount	% to warehouse club sales	(Decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$136,723	4.8%	$(9,643)	(6.6)%	$146,366	5.4%

	Years Ended
	August 31, 2015				August 31, 2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Operating income	$146,366	5.4%	$9,659	7.1%	$136,707	5.6%

Comparison of 2016 to 2015

For the twelve-months ended August 31, 2016, operating income decreased $9.6 million compared to the prior year period. A 15.9% decrease in net warehouse sales and lower merchandise margins increased the operating loss in Colombia by $3.5 million; and lower merchandise margins and higher operating expenses (including G&A) offset the increased sales in the non-Colombia countries and resulting in a reduced operating profit of $6.1 million compared to fiscal year 2015.

Comparison of 2015 to 2014

Operating income increased by $9.7 million compared to the prior year, resulting from higher sales and membership income. As a percentage of sales, operating income decreased 21 basis points (0.21%), primarily due to reduced merchandise margins and higher operating expenses in Colombia compared to the rest of the Company.

Interest Expense

	Years Ended

	August 31,		August 31,
	2016		2015

	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$4,991	$187	$4,804
Interest expense related to hedging activity	1,982	(709)	2,691
Capitalized interest	(1,082)	(27)	(1,055)
Net interest expense	$5,891	$(549)	$6,440

	Years Ended
	August 31,		August 31,
	2015		2014
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$4,804	$659	$4,145
Interest expense related to hedging activity	2,691	1,059	1,632
Capitalized interest	(1,055)	427	(1,482)
Net interest expense	$6,440	$2,145	$4,295

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements and interest expense related to hedging activities.

Comparison of 2016 to 2015

Net interest expense for the twelve-months ended August 31, 2016 decreased from a year ago due to a decrease in interest expense from hedging activity.  This was primarily related to the decrease in the volatility in interest rates for the interest rates related to the hedged loans.  This decrease was partially offset by an increase in interest expense related the net increase of new loans for approximately $11.6 million year-on year.

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

Other Income (Expense), net

Other income consists of currency gain or loss.

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$(899)	$3,489	(79.5)%	$(4,388)

	Years Ended
	August 31,			August 31,
	2015			2014
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(4,388)	$(5,372)	(545.9)%	$984

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of 2016 to 2015

For the twelve-month period, the improvement from the prior year is mostly related to Colombia where we have taken a number of actions to mitigate any large exposures to the Colombian peso, including increased capitalization of the Colombian subsidiary, which allows for timely payments for merchandise and fixed assets shipped to Colombia. We have experienced increased volatility of currencies within our other markets that have largely offset each other.

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

Provision for Income Taxes

	Years Ended
	August 31,		August 31,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$39,974	$(4,620)	$44,594
Net deferred tax provision (benefit)	2,875	(97)	2,972
Provision for income taxes	$42,849	$(4,717)	$47,566
Effective tax rate	32.6%		34.8%

	Years Ended
	August 31,		August 31,
	2015		2014
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$44,594	$3,553	$41,041
Net deferred tax provision (benefit)	2,972	2,641	331
Provision for income taxes	$47,566	$6,194	$41,372
Effective tax rate	34.8%		30.8%

Comparison of 2016 to 2015

For fiscal year 2016, the effective tax rate was 32.6%.  The decrease in the effective rate versus the prior year was primarily attributable to an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia.  This intercompany transaction resulted in a favorable impact on the effective tax rate of 3% due to reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia, because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary.  We expect a similar favorable impact to the consolidated Company’s effective tax rate over the next several quarters.  Additionally, in comparison to the prior year, there was an offsetting unfavorable impact of 1.5% due to the establishment of a valuation allowance against the deferred tax assets of the Company’s Barbados subsidiary. While the Company’s forecasts indicate profitability for the immediate and foreseeable future, the existence of negative objective evidence from recent years established the need for a valuation allowance of approximately $2.0 million in order to reduce deferred tax assets to amounts expected to be realized.

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

Other Comprehensive Income (Loss)

	Summary of Changes in Other Comprehensive Income (loss)
	Years Ended
	August 31,			August 31,			August 31,
	2016			2015			2014
	Amount	(Decrease) from prior year	% Change	Amount	(Decrease) from prior year	% Change	Amount
Foreign currency translation adjustments	$(102,245)	$(1,705)	1.7%	$(100,540)	$(50,130)	99.4%	$(50,410)
Defined benefit pension plan	(315)	(202)	178.8%	(113)	(226)	(100.0)%	113
Derivative Instruments	(1,391)	(532)	61.9%	(859)	(1,870)	(85.0)%	1,011
Total	$(103,951)	$(2,439)	2.4%	$(101,512)	$(52,226)	(85.5)%	$(49,286)

Comparison of 2016 to 2015

Other comprehensive income/(loss) for fiscal years 2016 and 2015 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs and distribution centers, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  Our primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations and bank borrowings.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements.  As such, we may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

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

	August 31,	August 31,
	2016	2015
Cash and cash equivalents held by foreign subsidiaries	$160,053	$124,952
Cash and cash equivalents held domestically	39,469	32,120
Total cash and cash equivalents	$199,522	$157,072

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars which limits our ability to deploy that cash for corporate purposes. We will continue to seek to maximize the level of tradeable currency our Trinidad subsidiary can obtain (such as Euros and Canadian dollars) from our relationship banks. The Trinidad government is aware that having limited tradable currency poses challenges to U.S. companies doing business in Trinidad, including PriceSmart.  However, until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We plan to reduce new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This is likely to result in our Trinidad subsidiary running out of certain merchandise, which could negatively impact sales in Trinidad.

Our cash flows are summarized as follows (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$139,862	$110,503	$137,275
Net cash provided by (used in) investing activities	(78,175)	(89,082)	(119,559)
Net cash provided by (used in) financing activities	(16,460)	9,965	1,872
Effect of exchange rates	(2,777)	(11,412)	(4,364)
Net increase (decrease) in cash and cash equivalents	$42,450	$19,974	$15,224

Our operating activities provided cash for all periods presented as summarized below:

	Years Ended			Increase/
	August 31,	August 31,	August 31,	(Decrease)
	2016	2015	2014	2016 to 2015	2015 to 2014
Net income	$88,723	$89,124	$92,886	$(401)	$(3,762)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	39,794	34,445	28,475	5,349	5,970
(Gain) loss on sale of property and equipment	1,162	2,005	1,445	(843)	560
Deferred income taxes	2,875	2,972	2,362	(97)	610
Stock-based compensation expenses	8,511	4,763	4,962	3,748	(199)
Other non-cash operating activities	(325)	(94)	(9)	(231)	(85)
Proceeds from settlement of derivatives	—	8,543	—	(8,543)	8,543
Net non-cash related expenses	$52,017	$52,634	$37,235	$(617)	$15,399
Net income from operating activities reconciled for non-cash operating activities	140,740	141,758	130,121	(1,018)	11,637
Changes in operating assets and liabilities not including merchandise inventories	14,854	9,537	16,124	5,317	(6,587)
Changes in merchandise inventories	(15,732)	(40,792)	(8,970)	25,060	(31,822)
Net cash provided by (used in) operating activities	$139,862	$110,503	$137,275	$29,359	$(26,772)

Net income from operating activities reconciled for non-cash operating activities decreased approximately $1.0 million for the twelve-months ended August 31, 2016 over the same period last year.  This was primarily a result of a year on year decrease in net income of approximately $400,000 and a year-on-year decrease in non-cash adjustments of approximately $617,000.  The decrease in non-cash adjustment was primarily the result of proceeds from settlements of derivatives recorded in fiscal year 2015 for approximately $8.5 million, with no proceeds being recorded during fiscal year 2016.  This decrease to net non-cash related expenses was partially offset by increases in depreciation expenses for approximately $5.3 million and increases in stock-based compensation expenses for approximately $3.7 million associated with stock awards granted in the first quarter.

The increase in depreciation is due to new warehouse club investments and the continued ongoing capital improvements to existing warehouse clubs.

Net income from operating activities reconciled for non-cash operating activities increased $11.6 million in fiscal year 2015 over fiscal year 2014. This was primarily a result of a year-on-year increase in non-cash adjustments of approximately $15.4 million that included proceeds received from the settlement of derivatives of approximately $8.5 million, offset by an approximately $3.8 million decrease in net income.  The increase in non-cash adjustments was primarily driven by increases in depreciation expense for approximately $6.0 million due to new warehouse club investment and the continued ongoing capital improvements to existing warehouse clubs. Proceeds from the settlement of derivatives were a result of the Company’s repayment of approximately $24.0 million in loans that were hedged. The investment in merchandise inventories net of vendor accounts payable of $24.4 million reflects the additional merchandise associated with overall sales growth and the addition of three new warehouse clubs in Colombia, one new warehouse club in Panama and initial merchandise inventory flowing to the new Managua, Nicaragua warehouse club, that opened in November 2015.

Our use of cash in investing activities for the period presented is summarized below:

	Years Ended			Increase/
	August 31,	August 31,	August 31,	(Decrease)
	2016	2015	2014	2016 to 2015	2015 to 2014
Land acquisitions	$3,161	$16,780	$22,090	$(13,619)	$(5,310)
Deposits for land purchase option agreements	442	(1,095)	850	1,537	(1,945)
Warehouse club expansion, construction, and land improvements	33,064	45,414	53,516	(12,350)	(8,102)
Acquisition of fixtures and equipment	41,475	26,991	42,495	14,484	(15,504)
Proceeds from disposals of property and equipment	(86)	(368)	(142)	282	(226)
Capital contribution to joint ventures	119	1,360	750	(1,241)	610
Net cash flows used by (provided in) investing activities	$78,175	$89,082	$119,559	$(10,907)	$(30,477)

Net cash used in investing activities decreased in fiscal year 2016 compared to fiscal year 2015 by approximately $10.9 million primarily due to decreases in cash expended for the purchase of land, the decrease in expenditures for warehouse club expansion, and a lower level of construction and land improvement activities during fiscal year 2016. These decreases were partially offset by period-over-period increases in the acquisition of fixtures and equipment and deposits for land purchase option agreements. During the twelve-months of fiscal year 2016, expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the completed warehouse club in Managua, Nicaragua that opened in November 2015 and construction activities of a warehouse club in Chia, Colombia, during fiscal year 2016. Net cash used in investing activities in fiscal year 2015 consisted of cash expended for the construction and completion of warehouse clubs in Bogota, Colombia ("Salitre"), Pereira, Colombia, and Medellin, Colombia and the additions of fixtures and equipment for these warehouse clubs.  Additionally, we began construction of a warehouse club in Panama during the first nine months of fiscal year 2015.    Acquisition of fixtures and equipment increased year-on-year approximately $14.4 million.  This was primarily due to the continued normal ongoing capital expenditures for the upgrade and replacement of equipment and building and leasehold improvements.

Net cash used in investing activities decreased in fiscal year 2015 compared to fiscal year 2014 by approximately $30.5 million primarily due to a decrease in cash expended for the purchases of fixtures and equipment, warehouse club construction and purchases of land compared to fiscal year 2014. During fiscal year 2014, we purchased land and began the construction of warehouse clubs in Pereira, Colombia and in the city of Medellin, Colombia. Also during fiscal year 2014, we leased land in Bogota, Colombia for which we also began construction of a warehouse club on that site. During fiscal year 2015, we acquired one new site in Panama City, Panama ("La Chorrera", Costa Verde). Construction for the Colombia and Panama warehouses was completed during fiscal year 2015. During fiscal year 2015, we purchased land in Managua, Nicaragua where we began construction of the warehouse club that opened in November 2015. In fiscal year 2015 we also acquired beneficial rights to land in the municipality of Chia, Colombia. Additionally, during fiscal year 2015, we released approximately $1.1 million in restricted cash related to the beneficial rights acquired to the land in the municipality of Chia, and the release of restricted cash related to a land purchase option in Guatemala that expired. We also increased during the fiscal year 2015 our investment in real estate joint ventures located in Panama and Costa Rica by approximately $1.4 million.

We have either commitments or plans for capital spending during fiscal year 2017 for warehouse club construction of approximately $1.5 million relating to warehouse club expansions.  We expect to spend approximately $130.0 million in other capital expenditures for ongoing replacement of equipment and building/leasehold improvements during fiscal year 2017.  Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as a commitments, for which we have recorded within the balance sheet deposits of approximately $642,000. These land purchase option agreements can be canceled at the sole option of the Company, with the Company forfeiting the deposits.  We do not have a timetable of when or if we will exercise these land purchase options, due to the uncertainty related to the completion of our due diligence reviews.  Our due diligence reviews include evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If all of these purchase option agreements are exercised, the cash use would be approximately $16.9 million.

 In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley, Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently expects completion to be in first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  The Company deposited into escrow $300,000 of cash and approximately $8.8 million through an irrevocable and unconditional standby letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand to the Company if the seller, per the underlying purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.

Net cash provided by (used in) financing activities for the period presented is summarized below:

	Years Ended			Increase/
	August 31,	August 31,	August 31,	(Decrease)
	2016	2015	2014	2016 to 2015	2015 to 2014
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$(2,155)	$24,992	$26,186	$(27,147)	$(1,194)
New short-term bank loans, offset by payments	9,613	9,521	(4)	92	9,525
Cash dividend payments	(21,274)	(21,126)	(21,144)	(148)	18
Proceeds from exercise of stock options and the tax benefit related to stock options	690	1,255	1,607	(565)	(352)
Purchase of treasury stock related to vesting of restricted stock	(3,334)	(4,677)	(4,773)	1,343	96
Net cash (used) in/provided by financing activities	$(16,460)	$9,965	$1,872	$(26,425)	$8,093

Net cash provided by long term and short term loan activities decreased approximately $27.1 million in fiscal year 2016 over fiscal year 2015.  We received cash during fiscal year 2016 from short-term borrowings for approximately $28.9 million and cash from additional long-term loans entered into by our subsidies of approximately $14.4 million.  This increase in cash was offset by repayments of long-term loans of approximately $2.8 million and regularly scheduled loan payments of $13.7 million.  Additional payments for approximately $19.3 million on the short-term loans were recorded. This activity accounted for an overall increase in cash provided by long term and short term loan activities of approximately $7.5 million.

During fiscal year 2015, we received cash from seven additional loans entered into by our Panama, Guatemala, Honduras (three loans in Honduras), Trinidad and Colombia subsidiaries for approximately $10.0 million, $7.5 million, $16.9 million, $3.6 million and $15.0 million, respectively.  Additionally, during fiscal year 2015, $2.9 million in restricted cash was released back to us due to the repayment of one of the loans borrowed by our Honduras subsidiary and $24.0 million in restricted cash was released back to us due to the repayment of four loans by our Colombia subsidiary. These increases were offset by repayments of long-term loans of approximately $3.2 million and $13.3 million by our Honduras subsidiary and $3.2 million by our Trinidad subsidiary, the payment of approximately $24.0 million in derivative obligations associated with our Colombia subsidiary loans, and regularly scheduled loan payments of $11.2 million.  Additionally we received cash from short-term borrowings for approximately $51.7 million, offset by payments for approximately $42.1 million on the short-term loans were recorded. This activity accounted for an overall increase in cash provided by loan activities of approximately $34.5 million.

For the twelve-months ended August 31, 2015, net cash provided by loan activities increased approximately $8.3 million over the same period in fiscal year 2014.

The following table summarizes the dividends declared and paid during fiscal years 2016, 2015 and 2014.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	$0.35	8/14/2015	8/31/2015	$0.35
1/23/2014	$0.70	2/14/2014	2/28/2014	$0.35	8/15/2014	8/29/2014	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On May 31, 2016, the Company's Trinidad subsidiary entered into a loan agreement with First Caribbean International Bank (“FCIB”).  The agreement supplements to the outstanding loan facility agreement between the same parties.  The amount outstanding under the original loan was approximately $2.8 million as of May 31, 2016.  The agreement provides for a U.S. $7.0 million loan to be repaid in 60 monthly principal payments plus interest, and balloon payment of $2.0 million due on the repayment date.  The interest rate is set at the 90 day LIBOR rate plus 2.75%.  The $7.0 million loan was funded and the pre-existing $2.8 million dollar loan was paid in full on June 8, 2016.

On September 18, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Banco BAC San Jose S.A. The agreement establishes a credit facility for 3.955 billion Costa Rican Colones ("CRC") (approximately U.S. $7.4 million) with a fixed interest rate of 7.5% for the first two years, and a rate of 3.0% over the rate of interest used by individual commercial banks as a basis for their lending rates as published by the Central Bank of Costa Rica for the remainder of the term.  The loan term is for seven years with a twelve-month grace period on principal repayment.  Monthly interest is due beginning with the first month and monthly principal payments are due after the twelve-month grace period ends.  The loan was funded on September 30, 2015.

On August 28, 2015, the Company's Costa Rica subsidiary entered into a loan agreement with Citibank, N.A. (“Citi”).  The agreement provides for a U.S. $7.5 million loan to be repaid in 20 quarterly principal payments of U.S. $187,500 plus interest, and balloon payment of U.S. $3.8 million due on August 28, 2020.  The interest rate is set at the three-month LIBOR rate plus 2.50%.  The loan is secured by a guarantee from PriceSmart, Inc.  The U.S. $7.5 million loan was funded on August 28, 2015.  The Company entered into a cross-currency interest rate debt service swap agreement on August 31, 2015 with Citi. The Company will receive variable U.S. dollar interest based on the three-month LIBOR rate plus 2.50% on an amortizing notional of US $7.5 million and pay fixed CRC interest of 7.65% on an amortizing notional of CRC 4,035,000,000 for a term of approximately five years.  The swap agreement stipulates quarterly net settlement of notional amounts whereby the Company receives U.S. $187,500 from Citi and in exchange the Company pays CRC 100,875,000.  The Company has economically hedged the currency exposure of the balloon payment using a non-deliverable forward contract.  However, this economic hedge has not been designated as such for accounting purposes; therefore, the change in fair value of the non-deliverable forward will be accounted for in earnings.

In August 2015, the Company’s Colombia subsidiary paid off the outstanding loan principal balance of U.S. $8.0 million under a loan agreement entered into with Scotiabank & Trust (Cayman) Ltd. The Company’s subsidiary also settled the cross- currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to this loan.

In July 2015, the Company’s Colombia subsidiary paid off outstanding loan principal balances of U.S. $16.0 million under loan agreements entered into with Scotiabank & Trust (Cayman) Ltd. The Company’s subsidiary also settled the cross-currency interest rate swaps that it had entered into with the Bank of Nova Scotia related to these loans.

In March 2015, the Company’s Honduras subsidiary paid off the outstanding principal balance of 179.3 million Lempiras (approximately U.S. $8.2 million) under the loan agreement entered into by the subsidiary in March 2014 with Banco de America Central Honduras, S.A.

In March 2015, the Company’s Honduras subsidiary entered into a loan agreement with Citibank, N.A.  The agreement establishes a credit facility for U.S. $8.5 million with a variable interest rate of three-month LIBOR plus 3.25%.  The loan term is for five years with quarterly interest and principal payments.  This loan is secured by assets of the Company's Honduras subsidiary.  The loan was funded at execution.  In March 2015, the Company’s Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A. for a notional amount of U.S. $8.5 million.  The cross-currency interest rate swap agreement converts the Honduras subsidiary's U.S. dollar denominated principal and floating interest payments on the U.S. $8.5 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  The hedged loan has a variable interest rate of three-month LIBOR plus 3.25%.  Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.25% on a quarterly amortizing notional amount of U.S. $8.5 million and pay fixed interest of 10.75% on a quarterly amortizing notional amount of 185.6 million Honduran Lempiras for a term of approximately five years (effective date of March 24, 2015 through March 20, 2020).  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 24th day of March, June, September, and December beginning on June 24, 2015.

In February 2015, the Company's Honduras subsidiary paid down a loan entered into in March 2010.  The loan agreement was with Banco Del Pais, S.A. for a loan based in Honduran Lempiras that was equivalent to approximately U.S. $6.0 million, which was scheduled to be paid over five years.  The Company’s Honduras subsidiary also had an agreement with Banco Del Pais to open and maintain a certificate of deposit as collateral for this loan.  The certificate of deposit was automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance.  The net amortized outstanding balance for the loan on the date of the loan pay down was approximately U.S. $87,000.  The certificate of deposit released at the date of payment was approximately U.S.$2.9 million.

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

In December 2014, the Company's Colombia subsidiary entered into a loan agreement with Citibank, N.A.  The agreement establishes a credit facility for U.S. $15.0 million with a variable interest rate of three-month LIBOR plus 2.8%.  The loan term is for five years with quarterly interest and principal payments.  The loan was funded in December 2014.  Also in December 2014, the Company's Colombia subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of U.S. $15.0 million related to this loan.  The cross-currency interest rate swap agreement converts the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the first U.S. $7.9 million of the total U.S. $15.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 2.8% on a quarterly amortizing notional amount of U.S. $15.0 million and pay fixed interest of 8.25% on a quarterly amortizing notional amount of 34,350,000,000 Colombian Pesos for a term of approximately five years.  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the fourth day of March, June, September and December beginning in March 2015.

In November 2014, our Panama subsidiary drew down the final U.S. $10.0 million available against the credit facility established in March 2014 under a loan agreement with The Bank of Nova Scotia.  That agreement established a credit facility of U.S. $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a U.S. $17.0 million principal payment due at maturity.  The facility provides a five year renewal option upon approval of the Bank of Nova Scotia.  The loan is secured by assets of our Panama subsidiary.  During April 2014, we drew down U.S. $24.0 million of the U.S. $34.0 million facility and repaid borrowings due to MetroBank, S.A. of U.S. $3.2 million.  In December 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of U.S. $10.0 million related to this loan.  The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first U.S. $5.0 million of the total U.S. $10.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument.  As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements.  Under the interest rate swap agreement, the Company will receive variable interest based on the 30-day LIBOR rate plus 3.5% on a monthly amortizing notional amount of U.S. $10.0 million and pay fixed interest of 5.2% for a term of approximately five years.  The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 28th day of each month beginning on December 29, 2014.

In October 2014, our Honduras subsidiary entered into a loan agreement with Citibank, N.A.  The agreement establishes a credit facility for U.S. $5.0 million with a variable interest rate of three-month LIBOR plus 3.5%.  The loan term is for five years with quarterly interest and principal payments.  This loan is secured by assets of the Company's Honduras subsidiary.  In October 2014, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of U.S. $5.0 million.  The cross-currency interest rate swap agreement converts the Honduras subsidiary U.S. dollar denominated principal and floating interest payments on the first U.S. $3.0 million of the total U.S. $5.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.  Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.5% on a quarterly amortizing notional amount of U.S. $5.0 million and pay fixed interest of 11.6% on a quarterly amortizing notional amount of 106,576,000 Honduran Lempiras for a term of approximately three years.  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 22nd day of January, April, July and October, beginning on January 22, 2015.  The loan was funded at execution.

In October 2014, our Honduras subsidiary paid off the U.S. $3.2 million outstanding under the loan agreement entered into by the subsidiary on January 12, 2010 with Scotiabank El Salvador, S.A.  The original agreement established a loan facility for U.S. $6.0 million.

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

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2016:

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

		August 31, 2016			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps(1)	Other non-current assets	$3,224	(1,248)	1,976	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(448)	115	(333)	(387)	98	289
Cross-currency interest rate swaps	Other long-term liabilities	(1,066)	320	(746)	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$1,710	$(813)	$897	$2,430	$579	$(3,009)

(1)	The beneficial tax effect of these swaps is largely offset by a valuation allowance.

The Company did not settle any derivatives during fiscal year 2016.  The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

Date	Payment of Derivative Obligation	Foreign Exchange on Derivative Obligation	Recognize Settlement of Derivative Right net of Bank Fees	Swap Derivative (Gain)Loss
23-Jul-15	$5,141	2,929	(2,859)	50
31-Jul-15	1,343	670	(657)	11
31-Jul-15	4,029	2,011	(1,971)	21
6-Aug-15	4,944	3,181	(3,056)	70
	$15,457	8,791	(8,543)	152	(1)

(1)	Reclassified from accumulated other comprehensive income (loss) to other income (expense) for settlement of derivative instruments in the amount of $100,000, net of tax.

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of August 31, 2016:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	Aug-16	Banco Colpatria	Forward foreign exchange contracts	$4,800	October 2016 - November 2016	August 2016 - November 2016
Colombia	Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$460	November 23, 2016	August 2016 - November 2016
Costa Rica (1)	31-Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2017	August 31, 2016- August 30, 2017

(1)	The original non-deliverable forward foreign-exchange contract, entered on August 31, 2015, was settled on August 30, 2016 and reissued on August 31, 2016 for the same amount of $3.8 million.

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2016		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(110)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(110)		$(66)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%	(1)
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

(1)	Increased from prior year due to increased borrowing in the Company’s Colombia subsidiary for which we pay a higher interest rate.

As of August 31, 2016 and 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2016 and 2015, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the twelve months ended August 31, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Trinidad subsidiary	1,000	6,000	7,000
Repayments of long-term debt:
Repayment of loan by Trinidad subsidiary	(2,771)	—	(2,771)
Regularly scheduled loan payments	(553)	(13,200)	(13,753)
Reclassifications of long-term debt	(731)	731	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	451	(724)	(273)
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $102.4 million. No cash assets were assigned as collateral for this total.

As of August 31, 2016, the Company had approximately $76.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2016, the Company was in compliance with all covenants or amended covenants.

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

Contractual Obligations	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$18,929	$45,830	$31,280	$2,557	$98,596
Operating leases(2)	11,246	22,030	18,794	68,786	120,856
Additional capital contribution commitments to joint ventures(3)	884	—	—	—	884
Data recovery services(4)	37	—	—	—	37
Distribution center services(5)	166	—	—	—	166
Medley, Miami Distribution Center (6)	46,000	—	—	—	46,000
Warehouse club construction commitments (7)	1,500	—	—	—	1,500
Total	$78,762	$67,860	$50,074	$71,343	$268,039

(1)

Long-term debt includes debt with both fixed and variable interest rates. We have used variable rates as of August 31, 2016 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rate as set by the interest rate swaps.

(2)	Operating lease obligations have been reduced by approximately $427,000 to reflect the amounts net of sublease income.
(3)

Amounts shown are the contractual capital contribution requirements for our investment in the joint ventures that we have agreed to make; however, the parties intend to seek alternate financing for these projects.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of contributions each party is required to provide.

(4)	Amounts shown are the minimum payments under our off-site data recovery services agreement.
(5)	Amounts shown are the minimum payments under distribution center service agreements for Mexico City.
(6)

In March 2016, the Company entered into a contract to acquire a distribution center in Miami-Dade County, Florida.  The Company currently expects completion to be in the first half of calendar year 2017.

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

The following table summarizes the shares repurchased during fiscal years 2016 and 2015:

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Shares repurchased	43,171	52,396	50,898
Cost of repurchase of shares (in thousands)	$3,334	$4,677	$4,773

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented:

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Reissued treasury shares	—	—	—

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of August 31, 2016, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on August 31, 2016 and 2015.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.1 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there is either not a clearly defined process or the governments have alleged there is not a clearly defined process to allow the authorities to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund.  The balance of the VAT receivable in these countries was $7.6 million and $6.5 million as of August 31, 2016 and 2015, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of August 31, 2016, the Company had deferred tax assets of approximately $1.9 million in this country.  Also, the Company had an income tax receivable balance of $2.5 million as of August 31, 2016, related to excess payments from fiscal year 2015 and 2016. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will succeed in our refund request and/or court challenge on this matter.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2016.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$5,252	$5,324	$4,894	$7,559	$7,177	$386	$30,592	(1)
Weighted-average interest rate	8.06%	8.06%	8.06%	8.16%	6.55%	8.00%	7.88%
Long-term debt with variable interest rate	$8,850	$8,651	$19,911	$13,558	$1,217	$2,017	$54,204
Weighted-average interest rate	3.53%	3.53%	3.55%	3.43%	2.89%	2.89%	3.48%
Total long-term debt	$14,102	$13,975	$24,805	$21,117	$8,394	$2,403	$84,796	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$5,200	$5,200	$16,608	$5,250	$—	$—	$32,258
Weighted-average pay rate	4.97%	4.97%	4.97%	5.16%	—%	—%	5.00%
Weighted-average receive rate	4.01%	4.01%	4.01%	4.01%	—%	—%	4.01%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$3,637	$3,709	$3,709	$12,072	$3,750	—	$26,877
Weighted-average pay rate	9.54%	9.58%	9.58%	9.25%	7.65%	—%	9.16%
Weighted-average receive rate	4.06%	4.06%	4.06%	4.15%	3.31%	—%	4.00%

(1)

The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2016 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2016, we had a total of 38 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 30 of which operate under currencies other than the U.S. dollar. Approximately 52% of our net warehouse sales are comprised of products we purchased in U.S. dollars and were sold in countries whose currencies were other than the U.S. dollar. Approximately,  77% of our net warehouse sales are in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2016	2015
Country	% Change	% Change
Colombia	5.39%	(60.26)%
Costa Rica	(2.99)%	0.85%
Dominican Republic	(2.04)%	(3.21)%
Guatemala	1.65%	1.13%
Honduras	(4.25)%	(4.06)%
Jamaica	(8.27)%	(4.37)%
Nicaragua	(5.00)%	(5.03)%
Trinidad	(5.60)%	(0.04)%

We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Costa Rica, Trinidad and Tobago, Guatemala and Barbados; we have cross-currency interest rate swaps and forward currency derivatives in Costa Rica and Colombia; we have cross-currency interest rate swaps in Honduras and we have interest rate swaps in Panama and El Salvador. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated and other foreign-denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2016:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances (in thousands)	(Losses) based on change in U.S. dollar denominated inter-company balances (in thousands)	(Losses) based on change in U.S. dollar denominated other asset/liability balances, (in thousands)	Net gain (loss)
5%	$3,379	$(3,290)	$(444)	$(355)
10%	$6,756	$(6,580)	$(888)	$(712)
20%	$13,513	$(13,159)	$(1,775)	$(1,421)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% per U.S. dollar. Until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We plan to reduce new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  Although the situation is dynamic, based on recent levels of tradable currency available, we anticipate reducing U.S. shipments to Trinidad by approximately 20% over the next three months.  This is likely to result in our Trinidad subsidiary running out of certain merchandise, which could negatively impact sales in Trinidad in the second fiscal quarter by an estimated $8-$10 million.    We plan to increase or decrease shipments from the U.S. in line with our ability to exchange TT dollars for other hard currencies.  We will continue to seek to maximize the level of tradable currency our Trinidad subsidiary can obtain.  As of August 31, 2016, we have net U.S. dollar denominated liabilities of approximately $18.9 million that would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $3.8 million.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2016:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$4,097	$2,019	$7,935	$12,317
10%	$8,195	$4,037	$15,871	$24,634
20%	$16,389	$8,075	$31,741	$49,268

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.2 million at August 31, 2016 and approximately $2.0 million at August 31, 2015. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2016 would have resulted in a further increase in the value of the swaps of approximately $1.3 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2016 would have resulted in a net decrease in the value of the swaps of approximately of $1.4 million.

We use non-deliverable forward foreign exchange contracts primarily to address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on August 31, 2016. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a  $539,000 net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a  $659,000 net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 27, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

October 27, 2016

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$199,522	$157,072
Short-term restricted cash	518	61
Receivables, net of allowance for doubtful accounts of $7 as of August 31, 2016 and $0 as of August 31, 2015, respectively	7,464	9,662
Merchandise inventories	282,907	267,175
Prepaid expenses and other current assets	22,143	22,535
Total current assets	512,554	456,505
Long-term restricted cash	2,676	1,464
Property and equipment, net	473,045	433,040
Goodwill	35,637	35,871
Deferred tax assets	12,258	14,845
Other non-current assets (includes $3,224 and $4,129 as of August 31, 2016 and August 31, 2015, respectively, for the fair value of derivative instruments)	49,798	39,182
Investment in unconsolidated affiliates	10,767	10,317
Total Assets	$1,096,735	$991,224
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$16,534	$6,606
Accounts payable	267,173	241,978
Accrued salaries and benefits	19,606	17,977
Deferred membership income	20,920	20,184
Income taxes payable	4,226	9,595
Other accrued expenses (includes $110 and $66 as of August 31, 2016 and August 31, 2015, respectively, for the fair value of foreign currency forward contracts)	24,880	23,558
Long-term debt, current portion	14,565	17,169
Total current liabilities	367,904	337,067
Deferred tax liability	1,760	1,755
Long-term portion of deferred rent	8,961	6,595
Long-term income taxes payable, net of current portion	970	1,402
Long-term debt, net of current portion	73,542	73,365
Other long-term liabilities includes $1,514 and $1,699 for the fair value of derivative instruments and $4,013 and $2,757 for post employment plans as of August 31, 2016 and August 31, 2015, respectively)	5,527	4,456
Total Liabilities	458,664	424,640

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,237,658 and 30,977,764 shares issued and 30,401,307 and 30,184,584 shares outstanding (net of treasury shares) as of August 31, 2016 and August 31, 2015, respectively	3	3
Additional paid-in capital	412,369	403,168
Tax benefit from stock-based compensation	11,321	10,711
Accumulated other comprehensive loss	(103,951)	(101,512)
Retained earnings	351,060	283,611
Less: treasury stock at cost, 836,351 and 793,180 shares as of August 31, 2016 and August 31, 2015, respectively	(32,731)	(29,397)
Total Equity	638,071	566,584
Total Liabilities and Equity	$1,096,735	$991,224

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2016	2015	2014
Revenues:
Net warehouse club sales	$2,820,740	$2,721,132	$2,444,314
Export sales	33,813	33,279	31,279
Membership income	45,781	43,673	38,063
Other income	4,842	4,519	3,911
Total revenues	2,905,176	2,802,603	2,517,567
Operating expenses:
Cost of goods sold:
Net warehouse club	2,417,366	2,321,074	2,083,933
Export	32,260	31,765	29,731
Selling, general and administrative:
Warehouse club operations	252,130	241,285	212,476
General and administrative	64,344	56,371	49,944
Pre-opening expenses	1,191	3,737	3,331
Loss/(gain) on disposal of assets	1,162	2,005	1,445
Total operating expenses	2,768,453	2,656,237	2,380,860
Operating income	136,723	146,366	136,707
Other income (expense):
Interest income	1,307	1,058	853
Interest expense	(5,891)	(6,440)	(4,295)
Other income (expense), net	(899)	(4,388)	984
Total other income (expense)	(5,483)	(9,770)	(2,458)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	131,240	136,596	134,249
Provision for income taxes	(42,849)	(47,566)	(41,372)
Income (loss) of unconsolidated affiliates	332	94	9
Net income	$88,723	89,124	92,886
Net income per share available for distribution:
Basic net income per share	$2.92	$2.95	$3.07
Diluted net income per share	$2.92	$2.95	$3.07
Shares used in per share computations:
Basic	29,928	29,848	29,747
Diluted	29,933	29,855	29,757
Dividends per share	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2016	2015	2014
Net income	$88,723	$89,124	$92,886
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(1,702)	$(50,130)	$(8,089)
Defined benefit pension plan:
Net gain (loss) arising during period	(182)	65	260
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(20)	(291)	5
Total defined benefit pension plan	(202)	(226)	265
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	1,826	(2,598)	—
Unrealized gains/(losses) on change in fair value of interest rate swaps	(2,361)	828	101
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), for settlement of derivatives	—	(100)	(88)
Total derivative instruments	(535)	(1,870)	13
Other comprehensive income (loss)	(2,439)	(52,226)	(7,811)
Comprehensive income	$86,284	$36,898	$85,075

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	51	(4,773)	(4,773)
Issuance of restricted stock	24	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	6,451	1,489	—	—	—	—	7,940
Dividend paid to stockholders	—	—	—	—	—	(21,144)	—	—	(21,144)
Net income	—	—	—	—	—	92,886	—	—	92,886
Other comprehensive income (loss)	—	—	—	—	(7,811)	—	—	—	(7,811)
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	52	(4,677)	(4,677)
Issuance of restricted stock award	33	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	5,969	1,206	—	—	—	—	7,175
Dividend paid to stockholders	—	—	—	—	—	(21,126)	—	—	(21,126)
Net income	—	—	—	—	—	89,124	—	—	89,124
Other comprehensive income (loss)	—	—	—	—	(52,226)	—	—	—	(52,226)
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Purchase of treasury stock	—	—	—	—	—	—	43	(3,334)	(3,334)
Issuance of restricted stock award	256	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	9,121	610	—	—	—	—	9,731
Dividend paid to stockholders	—	—	—	—	—	(21,274)	—	—	(21,274)
Net income	—	—	—	—	—	88,723	—	—	88,723
Other comprehensive income (loss)	—	—	—	—	(2,439)	—	—	—	(2,439)
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2016	2015	2014
Operating Activities:
Net income	$88,723	$89,124	$92,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,794	34,445	28,475
Allowance for doubtful accounts	7	—	—
(Gain)/loss on sale of property and equipment	1,162	2,005	1,445
Deferred income taxes	2,875	2,972	2,362
Excess tax benefit on stock-based compensation	(610)	(1,206)	(1,489)
Equity in (gains) losses of unconsolidated affiliates	(332)	(94)	(9)
Stock-based compensation	9,121	5,969	6,451
Proceeds from the settlement of derivatives	—	8,543	—
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(8,348)	(6,886)	(11,676)
Merchandise inventories	(15,732)	(40,792)	(8,970)
Accounts payable	23,202	16,423	27,800
Net cash provided by (used in) operating activities	139,862	110,503	137,275
Investing Activities:
Additions to property and equipment	(77,700)	(89,185)	(118,101)
Deposits for land purchase option agreements	(442)	1,095	(850)
Proceeds from disposal of property and equipment	86	368	142
Capital contributions to joint ventures	(119)	(1,360)	(750)
Net cash provided by (used in) investing activities	(78,175)	(89,082)	(119,559)
Financing Activities:
Proceeds from long-term bank borrowings	14,370	52,977	41,942
Repayment of long-term bank borrowings	(16,525)	(30,905)	(23,756)
Proceeds from short-term bank borrowings	28,927	51,664	28,168
Repayment of short-term bank borrowings	(19,314)	(42,143)	(28,172)
Repayment of long-term debt with cross-currency interest rate swaps	—	(24,000)	—
Cash dividend payments	(21,274)	(21,126)	(21,144)
Release of restricted cash	—	26,920	8,000
Excess tax benefit on stock-based compensation	610	1,206	1,489
Purchase of treasury stock	(3,334)	(4,677)	(4,773)
Proceeds from exercise of stock options	80	49	118
Net cash provided by (used in) financing activities	(16,460)	9,965	1,872
Effect of exchange rate changes on cash and cash equivalents	(2,777)	(11,412)	(4,364)
Net increase (decrease) in cash and cash equivalents	42,450	19,974	15,224
Cash and cash equivalents at beginning of period	157,072	137,098	121,874
Cash and cash equivalents at end of period	$199,522	$157,072	$137,098

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,903	$6,093	$3,765
Income taxes	$51,238	$44,174	$44,261

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2016, the Company had 38 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia;  five in Panama; four in Trinidad; three in Guatemala, Honduras and the Dominican Republic;  two in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  In fiscal year 2014, the Company purchased land in Pereira and Medellin, Colombia and leased land in the city of Bogota, Colombia.  The Company built new warehouse clubs on these three sites. During fiscal year 2015 the Company opened the Bogota location in October 2014 and the Pereira and Medellin locations in November 2014.  Together with the three warehouse clubs that were already operating in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of operating PriceSmart warehouse clubs in Colombia to six at the end of fiscal year 2015.  The Company constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017 bringing the total of warehouse clubs operating in Colombia to seven.  In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company opened its fifth PriceSmart warehouse club in Panama in June 2015.  In April 2015, the Company acquired land in Managua, Nicaragua.  The Company constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015, the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  The Company exercised this option and completed the swap during May 2016. The Company will use the acquired land to expand the parking lot for the San Pedro Sula warehouse club.

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

The Company early adopted ASU 2015-17 as of the second quarter of fiscal year 2016 with retrospective application to prior periods.  Accordingly, the Company reclassified current deferred tax assets and liabilities to long-term on its consolidated balance sheet for the fiscal year ended August 31, 2015, which increased long-term deferred tax assets by $7.4 million and decreased long-term deferred tax liabilities by $438,000.  As of the third quarter of fiscal year 2016, the Company no longer refers to these as Deferred tax assets-long term and Deferred tax liabilities-long term, and rather identifies them as Deferred tax assets and Deferred tax liabilities on the balance sheet.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.    As of August 31, 2016, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of August 31, 2016 is listed below:

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31,	August 31,
	2016	2015
Short-term restricted cash:
Restricted cash for land purchase option agreements	$442	$—
Short-term restricted cash	76	61
Total short-term restricted cash	$518	$61

Long-term restricted cash:
Other long-term restricted cash (1)	$2,676	$1,464
Total long-term restricted cash	$2,676	$1,464
Total restricted cash	$3,194	$1,525
(1)	The other restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there is either not a clearly defined process or the governments have alleged there is not a clearly defined process to allow the authorities to refund VAT receivables.  The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail. In one of these countries, where there is favorable jurisprudence, the government performed an audit to verify the amount of the VAT receivables as a required precursor to any refund.  The balance of the VAT receivables in these countries was $7.6 million and $6.5 million as of August 31, 2016 and August 31, 2015, respectively. In another country in which the Company has warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of August 31, 2016, the Company had deferred tax assets of approximately $1.9 million in this country. Also, the Company had an income tax receivable balance of $2.5 million as of August 31, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2016	2015
Prepaid expenses and other current assets	$1,635	$4,673
Other non-current assets	32,502	22,239
Total amount of VAT receivable reported	$34,137	$26,912

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2016	2015
Prepaid expenses and other current assets	$6,402	$2,941
Other non-current assets	10,376	8,772
Total amount of income tax receivable reported	$16,778	$11,713

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2016 and August 31, 2015 is as follows (in thousands):

	August 31, 2016		August 31, 2015
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
Long-term debt, including current portion	$88,107	$85,654	$90,534	$88,307

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2016 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

Derivative Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest rates and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2016 and August 31, 2015.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar- denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2016 and August 31, 2015.

Early Settlement of Derivative Instruments Qualifying for Hedge Accounting.    During the fourth quarter of fiscal year 2015, the Company's Colombia subsidiary paid off the outstanding principal balance of U.S. $24.0 million on loan agreements that were entered into by the subsidiary with Scotiabank & Trust (Cayman) Ltd before the scheduled loan payment dates. The

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2016 and August 31, 2015 (in thousands) for derivatives that qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$3,224	$—	$3,224
Other long-term liabilities – (Interest rate swaps)	—	(448)	—	(448)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,066)	—	(1,066)
Total	$—	$1,710	$—	$1,710

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$4,129	$—	$4,129
Other long-term liabilities – (Interest rate swaps)	—	(387)	—	(387)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,312)	—	(1,312)
Total	$—	$2,430	$—	$2,430

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2016 and August 31, 2015 (in thousands) for derivatives that do not qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(110)	$—	$(110)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(110)	$—	$(110)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(66)	$—	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(66)	$—	$(66)

Goodwill – The table below presents goodwill resulting from certain business combinations as of August 31, 2016 and August 31, 2015 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	August 31,	August 31,
	2016	2015	Change
Goodwill	$35,637	$35,871	$(234)

The Company reviews goodwill at the reporting unit for impairment. The Company first reviews qualitative factors for each reporting unit in determining if an annual goodwill test is required. If the Company's review of qualitative factors indicates a requirement for a test of goodwill impairment, because it is more likely than not that an impairment of goodwill may exist, the Company then will assess whether the carrying amount of a reporting unit is greater than the estimated fair value. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If either the carrying amount of the reporting unit is not greater than zero or if the carrying amount of the entity exceeds its estimated fair value, the Company performs a second test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The Company was not required to perform the second step for any reporting units in 2016 or 2015.

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

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provide members with a 2% rebate on most items, up to an annual maximum of $500.00.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue.  The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as Revenues: Other income on the consolidated statements of income.    The Company has determined that breakage revenue is insignificant; therefore, it records 100% of the Platinum membership liability at the time of sale, rather than estimating breakage.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the twelve month periods ending August 31, 2016,  2015, and 2014 (in thousands):

	Years Ended August 31,
	2016	2015	2014
Currency gain (loss)	$(899)	$(4,388)	$984

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on August 31, 2016 and August 31, 2015.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.1 million for lack of deductibility of the underlying service charges due to the lack of withholding. Based

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. Also, in another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has appealed) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2016,  the Company had deferred tax assets of approximately $1.9 million in this country.  Also, the Company had an income tax receivable balance of $2.5 million as of August 31, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it is more likely than not that it will succeed in its appeal on the matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

Recent Accounting Pronouncements

FASB ASC 740 ASU 2016-16- Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory. Currently U.S. GAAP, prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 230 ASU 2016-15- Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. In particular, ASU No. 2016-15 addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.

The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 718 ASU 2016-09-Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based

Payment Accounting

In March, 2016, the FASB issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including:

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

FASB ASC 405 ASU 2016-04 Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards

On March 8, 2016, the FASB issued Accounting Standards Update 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, a consensus of the FASB’s Emerging Issues Task Force. The new guidance creates an exception under ASC 405-20, Liabilities – Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model.

Prepaid stored-value products are products with stored monetary value that can be redeemed for goods, services, and/or cash (e.g., gift cards). The issuers frequently experience breakage whereby consumers do not redeem the entire balance of their prepaid stored-value cards.

The new guidance requires issuers that record financial liabilities related to prepaid stored-value products to follow the same breakage model required by ASC 606, Revenue from Contracts with Customers for non-financial liabilities. If an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value card, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the card holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur.  If an entity does not expect to be entitled to a breakage amount for prepaid stored-value cards, the entity shall derecognize the amount related to breakage when the likelihood of the customer exercising its remaining rights becomes remote.

The amendments in this ASU are effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 842 ASU 2016-02 Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued amendments to the guidance on lease accounting. Under the new guidance, for all leases longer than 12 months, a lessee will be required to record a lease liability for all payments arising from a lease and also record a right of use asset for the term of the lease. Under the new guidance lessor accounting is largely unchanged.

The amendment in this ASU is effective on a modified retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 740 ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued amended guidance eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2016. Early adoption is allowed. The Company has elected early adoption of this amendment to the guidance. The Company has reclassified all deferred tax assets and liabilities as noncurrent. See Note 1 – Company Overview and Basis of Presentation for details.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2016	2015
Land	$131,896	$128,071
Building and improvements	305,420	278,982
Fixtures and equipment	186,409	164,916
Construction in progress	46,861	26,679
Total property and equipment, historical cost	670,586	598,648
Less: accumulated depreciation	(197,541)	(165,608)
Property and equipment, net	$473,045	$433,040

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2016	2015	2014
Depreciation and amortization expense	$39,794	$34,445	$28,475

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

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2016	2015
Total interest capitalized	$7,380	$6,961

Total interest capitalized (in thousands):

	Years Ended August 31,
	2016	2015	2014
Interest capitalized	$1,082	$1,055	$1,482

A summary of asset disposal activity for fiscal years 2016, 2015 and 2014 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Gain/(Loss) recognized
Fiscal Year 2016	$7,578	$6,330	$86	$(1,162)
Fiscal Year 2015	$11,740	$9,367	$368	$(2,005)
Fiscal Year 2014	$14,733	$13,146	$142	$(1,445)

The Company constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017 bringing the total of warehouse clubs operating in Colombia to seven. On December 4, 2015 the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to the Company’s San Pedro Sula warehouse club in Honduras.  The parcels of land exchanged are all undeveloped contiguous land parcels that make them similar in all respects.  The transaction was completely nonmonetary in nature, and the transaction did not generate any gain recognition.  The accounting basis of the new property equals $1.9 million (the net book value of the real estate exchanged).  The Company exercised this option and completed the swap during May 2016. The Company will use the acquired land to expand the parking lot for the San Pedro Sula warehouse club. In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley,  Miami-Dade County, Florida, where we

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will transfer the majority of our current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy. The Company expects construction to be completed in first half of calendar 2017.

The Company also recorded within accounts payable and other accrued expenses approximately $280,000 and $1.7 million as of August 31, 2016 and $458,000 million and $1.5 million as of August 31, 2015 of liabilities related to the acquisition and/or construction of property and equipment, respectively.

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

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2016,  2015 and 2014 (in thousands, except per share amounts):

	Years Ended August 31,
	2016	2015	2014
Net income	$88,723	$89,124	$92,886
Less: Allocation of income to unvested stockholders	(1,431)	(1,137)	(1,652)
Net earnings available to common stockholders	$87,292	$87,987	$91,234
Basic weighted average shares outstanding	29,928	29,848	29,747
Add dilutive effect of stock options (two-class method)	5	7	10
Diluted average shares outstanding	29,933	29,855	29,757
Basic net income per share	$2.92	$2.95	$3.07
Diluted net income per share	$2.92	$2.95	$3.07

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2016,  2015 and 2014.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	$0.35	8/14/2015	8/31/2015	$0.35
1/23/2014	$0.70	2/14/2014	2/28/2014	$0.35	8/15/2014	8/29/2014	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive income (loss), net of tax (in thousands):

(Amounts in thousands and net of income taxes)	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Balances as of August 31, 2013	$(42,321)	$(152)		$998		$(41,475)
Other comprehensive income (loss)	(8,089)	260		101	(1)	(7,728)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(2)	(88)	(1)(3)	(83)
Balances as of August 31, 2014	$(50,410)	$113		$1,011		$(49,286)
Other comprehensive income (loss)	(50,130)	65		(1,770)	(1)	(51,835)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(291)	(2)	(100)	(1)(3)	(391)
Balances as of August 31, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(1,702)	(182)		(535)	(1)	(2,419)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	(2)	—	(1)(3)	(20)
Balances as of August 31, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)

(1)	See Note 12 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2016	2015
Retained earnings not available for distribution	$5,926	$5,479

NOTE 6 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees including warehouse club employees in the U.S. Virgin Islands, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. Effective January 1, 2016, the Company makes nondiscretionary contributions to the 401(k) plan of 2% to the non-officer employees that defer at least 2% of their salary.  Employer contributions to the 401(k) plan for the Company's U.S. employees were $1.7 million, $1.3 million and $1.2 million during fiscal years 2016,  2015 and 2014, respectively.

PriceSmart also offers and/or is implementing defined contribution retirement plans in most of its subsidiaries.  The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed.  The expenses associated with the plans for the Company’s non-US Employees were $3.1 million, $1.8 million and $1.5 million during fiscal years 2016, 2015, and 2014, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-Employment Benefit Plans

The Company's subsidiaries located in three countries are parties to unfunded post-employment benefit plans in which the subsidiary is required to pay a specified benefit upon retirement, voluntary departure or death of the employee. The amount of the benefit is predetermined by a formula based on the employee's earnings history, tenure of service and age. Because the obligation to provide benefits arises as employees render the services necessary to earn the benefits pursuant to the terms of the plan, the Company recognizes the cost of providing the benefits over the projected employee service periods. These payments are only due if an employee reaches certain thresholds, such as tenure and/or age. Therefore, these plans are treated as defined benefit plans. For these defined benefit plans, the Company has engaged actuaries to assist with estimating the current costs associated with these future benefits.  The liabilities for these unfunded plans are recorded as non-current liabilities.

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2016 and 2015 and consolidated statements of income for the fiscal years ended August 31, 2016, 2015 and 2014 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2016	2015	2016	2015		2016	2015	2014
Start of period	$(807)	$(628)	$172	$(148)		$—	$—	$—
Service cost	234	66	—	—		35	192	356
Interest cost	(51)	(21)	—	—		52	21	14
Prior service cost (including amortization)	—	(311)	35	407		56	(232)	15
Actuarial gains/(losses)	(258)	87	258	(87)		(87)	(91)	(8)
Totals	$(882)	$(807)	$465	$172	(1)	$56	$(110)	$377

(1)

The Company has recorded a deferred tax (liability)/asset of $150,000 and $59,000 as of August 31, 2016 and 2015, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive income (loss), net of tax, for $(315,000) and $(113,000) as of August 31, 2016 and 2015, respectively.

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2016	2015
Discount rate	3.5% to 10.8%	1.5% to 10.8%
Future salary escalation	3.0% to 5.5%	3.0% to 5.5%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	4% to 19.5%	3.5% to 19.5%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 11.4%	0.5% to 11.4%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Post-Employment Plans

Some of the Company’s subsidiaries are parties to funded and unfunded post-employment benefit plans based on services that the employees have rendered. These plans require the Company to pay a specified benefit on retirement, voluntary departure or death of the employee, or monthly payments to an external fund manager. The amount of these payments is predetermined by a formula based on the employee's earnings history and tenure of service. Since the obligation to provide benefits are based on services that the employees have rendered, the cost associated with providing the benefits is recognized as the employee provides those services. The employees' rights to receive payment on these plans are not dependent on their reaching certain thresholds like age or tenure. For these post-employment benefit plans, the Company has accrued liabilities that are recorded as accrued salaries and benefits and other long-term liabilities. The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2014
Other Post Employment Plans	$358	$318	$2,395	$1,949	$2,188	$1,403	$1,026	$1,722	$490

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

		Shares available to grant
	Shares authorized for issuance as of August 31, 2016	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2016	2015
2013 Plan	944,905	615,889	847,876

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2016,  2015 and 2014 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Years Ended August 31,
	2016	2015	2014
Options granted to directors	$72	$86	$91
Restricted stock awards	7,103	4,599	5,326
Restricted stock units	1,946	1,284	1,034
Stock-based compensation expense	$9,121	$5,969	$6,451

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2016	2015	2014
Remaining unrecognized compensation cost (in thousands)	$32,380	$18,421	$21,196
Weighted average period of time over which this cost will be recognized (years)	4	5	6

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$610	$1,206	$1,489

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest over a five to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2016,  2015 and 2014 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Grants outstanding at beginning of period	366,021	488,416	623,424
Granted	276,530	36,382	14,828
Forfeited	(1,372)	(10,738)	(2,669)
Vested	(131,299)	(148,039)	(147,167)
Grants outstanding at end of period	509,880	366,021	488,416

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the twelve-months of fiscal years 2016,  2015 and 2014:

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2016	2015	2014
Restricted stock awards and units granted	$84.69	$88.40	$105.76
Restricted stock awards and units vested	$71.19	$45.20	$39.91
Restricted stock awards and units forfeited	$—	$65.67	$54.21

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Total fair market value of restricted stock awards and units vested (in thousands)	$10,139	$13,192	$13,797

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements.  The Company expects to continue this practice going forward.  The following table summarizes this activity during the period:

	Years Ended
	August 31,	August 31,	August 31,
	2016	2015	2014
Shares repurchased	43,171	52,396	50,898
Cost of repurchase of shares (in thousands)	$3,334	$4,677	$4,773

The Company reissues treasury shares as part of its stock-based compensation programs.  There have been not been any reissuances of treasury shares during fiscal years 2016, 2015 and 2014, respectively.

The following table summarizes the stock options outstanding:

	August 31,	August 31,
	2016	2015
Stock options outstanding	16,000	20,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2016 and 2015, the Company has recorded within other accrued expenses a total of $4.0 million and $4.1 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land (see Note 11 Leases).

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of August 31, 2016 the Company had approximately $1.5 million in contractual obligations for construction services not yet rendered.

The Company has entered into a land purchase option agreement that has not been recorded as a commitment, for which the Company has recorded within the balance sheet deposits for approximately $642,000.   The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise this land purchase option, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreement is exercised, the cash use would be approximately $16.9 million.

In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley,  Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently expects construction to be completed in the first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  During March 2016, the Company deposited into escrow $300,000 of cash and approximately $8.8 million through an irrevocable and unconditional standby letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand if the seller, per the underlying purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.

See Note 14 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $166,000.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2016	2015	2014
United States	$25,533	$41,694	$34,927
Foreign	105,707	94,902	99,322
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$131,240	$136,596	$134,249

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2016	2015	2014
Current:
U.S.	$9,269	$10,918	$11,921
Foreign	30,705	33,676	29,120
Total	$39,974	$44,594	$41,041
Deferred:
U.S.	$832	$3,941	$613
Foreign	(82)	(3,100)	(381)
Valuation allowance charge (release)	2,125	2,131	99
Total	$2,875	$2,972	$331
Provision for income taxes	$42,849	$47,566	$41,372

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2016	2015	2014
Federal tax provision at statutory rates	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.2	0.4	0.3
Differences in foreign tax rates	(5.6)	(4.2)	(5.2)
Permanent items and other adjustments	2.0	2.3	0.8
Increase (decrease) in foreign valuation allowance	1.0	1.3	(0.1)
Provision for income taxes	32.6%	34.8%	30.8%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2016 and 2015 are shown below (in thousands):

	August 31,
	2016	2015
Deferred tax assets:
U.S. net operating loss carryforward	$3,226	$4,611
Foreign tax credits	185	—
Deferred compensation	1,706	1,563
U.S. timing differences and alternative minimum tax credits	2,846	2,438
Foreign net operating losses	13,414	9,493
Foreign timing differences:
Accrued expenses and other timing differences	3,807	5,385
Depreciation and amortization	8,923	6,855
Deferred income	3,606	3,474
Gross deferred tax assets	37,713	33,819
U.S. deferred tax liabilities (depreciation and other timing differences)	(3,944)	(3,761)
Foreign deferred tax liabilities netted against deferred tax assets	(8,848)	(4,677)
U.S. valuation allowance	(652)	(652)
Foreign valuation allowance	(12,011)	(9,884)
Net deferred tax assets	$12,258	$14,845

As of August 31, 2016 and 2015, the Company had net deferred tax liabilities of $1.8 million at the end of each period, $1.8 million arising from timing differences in certain subsidiaries.

For fiscal year 2016, the effective tax rate was 32.6%.  The decrease in the effective rate versus the prior year was primarily attributable to an intercompany transaction between PriceSmart, Inc. and its Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia.  This intercompany transaction resulted in a favorable impact on the effective tax rate of 3% due to reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia, because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary.  We expect a similar favorable impact to the consolidated Company’s effective tax rate over the next several quarters.  Additionally, in comparison to the prior year, there was an offsetting unfavorable impact of 1.5% due to the establishment of a valuation allowance against the deferred tax assets of the Company’s Barbados subsidiary.

For fiscal year 2016, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.  Additionally, regarding the Company’s Barbados subsidiary, while the Company forecasts profitability for the immediate and foreseeable future, due to the existence of negative objective evidence from recent years, the establishment of a valuation allowance of approximately $2.0 million was necessary in order to reduce deferred tax assets to amounts expected to be realized. The Company had net foreign deferred tax assets of $8.9 million and $10.6 million as of August 31, 2016 and 2015, respectively.

The Company has U.S. federal and state tax NOLs at August 31, 2016 of approximately $7.4 million and $7.4 million, respectively. The federal and state NOLs generally expire during periods ranging from 2016 through 2027, unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period. However, the Company maintains a valuation allowance on substantially all of its state NOLs due to the adoption of single sale factor apportionment in California, which significantly reduces taxable income in this state.

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

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S., because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2016 and 2015, the undistributed earnings of these foreign subsidiaries are approximately $472.5 million and $405.2 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2016	2015	2014
Balance at beginning of fiscal year	$8,159	$8,786	$9,373
Additions based on tax positions related to the current year	—	—	964
Settlements	—	—	(1,093)
Expiration of the statute of limitations for the assessment of taxes	(405)	(627)	(458)
Balance at end of fiscal year	$7,754	$8,159	$8,786

As of August 31, 2016,  the liability for income taxes associated with uncertain tax benefits was $7.8 million and can be reduced by $7.2 million of tax benefits associated with timing adjustments which are recorded as deferred tax assets and liabilities. The net amount of $600,000, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2017 could result in a total income tax benefit amounting up to $129,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2016 and 2015, the Company had accrued $370,000 and $619,000, respectively, for the payment of interest and penalties (before income tax benefit).

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.1 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of August 31, 2016, the Company had deferred tax assets of approximately $1.9 million in this country.  Also, the Company had an income tax receivable balance of $2.5 million as of August 31, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2000 to 2005, 2007, 2013 to the present
California (U.S.) (state return)	2005, 2007 and 2012 to the present
Florida(U.S.) (state return)	2007 and 2013 to the present
Aruba	2012 to the present
Barbados	2010 to the present
Costa Rica	2011 to the present
Colombia	2011 to the present
Dominican Republic	2011 to the present
El Salvador	2009 to 2010 and 2013 to the present
Guatemala	2009, 2012 to the present
Honduras	2012 to the present
Jamaica	2010 to the present
Mexico	2011 to the present
Nicaragua	2012 to the present
Panama	2013 to the present
Trinidad	2010 to the present
U.S. Virgin Islands	2001 to the present
Spain	2013 to the present

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

NOTE 10 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%	(1)
August 31, 2015	$57,691	$6,606	$728	$50,357	5.9%

(1)    Increased from prior year due to an increase in the loan rate in the Company’s Colombia Subsidiary

As of August 31, 2016 and August 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2016 and August 31, 2015, the Company was in compliance with respect to these covenants.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the twelve months ended August 31, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2015	$17,169	$73,365	$90,534	(1)
Proceeds from long-term debt incurred during the period:
Costa Rica subsidiary	—	7,370	7,370
Trinidad subsidiary	1,000	6,000	7,000
Repayments of long-term debt:
Repayment of loan by Trinidad subsidiary	(2,771)	—	(2,771)
Regularly scheduled loan payments	(553)	(13,200)	(13,753)
Reclassifications of long-term debt	(731)	731	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	451	(724)	(273)
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $104.1 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $102.4 million. No cash assets were assigned as collateral for this total.

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2016	2015
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$21,945	$12,225
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	32,258	37,458
Loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	9,717	12,564
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	24,187	28,287
Total long-term debt	88,107	90,534
Less: current portion	14,565	17,169
Long-term debt, net of current portion	$73,542	$73,365

As of August 31, 2016, the Company had approximately $76.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2016, the Company was in compliance with all covenants or amended covenants.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2017	$14,102
2018	13,975
2019	24,805
2020	21,117
2021	8,394
Thereafter	2,403
Total (1)	$84,796

(1)

In the case of loans subject to cross-currency interest rate swaps, the Company has used the effective rate to the Company under the applicable derivative obligation as of August 31, 2016 to disclose the future commitments of the related long-term debt.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between August 17, 2017 and January 29, 2044.

As of August 31, 2016, the Company’s warehouse clubs occupied a total of approximately 2,835,117 square feet of which 522,131 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia	Warehouse Club	October 29, 2014	98,566	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala (1)	Warehouse Club	April 8, 1999	68,977	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2025	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2025	none
Jamaica	Storage and Distribution Facility	September 1, 2012	17,000	July 14, 2019	2 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	January 14, 2021	5 years
Bogota, Colombia (2)	Central Offices	October 21, 2010	7,812	December 31, 2017	none
San Diego, CA (3)	Corporate Headquarters	April 1, 2004	43,027	May 31, 2026	5 years
Miami, FL(4)	Distribution Facility	March 1, 2008	371,476	December 31, 2027	5 years
Panama	Central Offices	November 4, 2014	17,975	December 12, 2028	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 27, 2019	3 years
Trinidad	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)	In April 2016, the Company executed an amendment to the existing lease to expand the facility’s parking lot by 2,918 square feet of space.
(2)

On August 31, 2016, the Company executed a contract to expand the central office space to include an additional 1,884 square feet of space, effective September 1, 2016.  The additional space is not included in the table above; however, the lease is included in the calculation of future minimum lease commitments.

(3)

In January 2015, the Company executed a fourth amendment to include 2,799 square feet of space, in which the Company sub-leased all 2,799 square feet of space to another party through October 2016. The 2,799 square feet of space is not included in the above table.

(4)	In August 2016, the Company executed a fourth amendment to the existing lease, to extend the portion of the lease pertaining to 100,295 square feet of space through December 31, 2027.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2016,  2015 and 2014 (in thousands):

	Years Ended August 31,
	2016	2015	2014
Minimum rental payments	$9,986	$10,074	$7,952
Deferred rent accruals	1,363	1,355	1,514
Total straight line rent expense	11,349	11,429	9,466
Contingent rental payments	3,208	3,137	3,220
Common area maintenance expense	1,369	1,321	1,212
Rental expense	$15,926	$15,887	$13,898

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Leased
Years Ended August 31,	Locations(1)
2017	$11,246
2018	11,311
2019	10,719
2020	10,081
2021	8,714
Thereafter	68,786
Total	$120,857

(1)

Operating lease obligations have been reduced by approximately $426,823 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2016,  2015 and 2014 (in thousands):

	Years Ended August 31,
	2016	2015	2014
Minimum rental receipts	$2,735	$2,873	$2,646
Deferred rent accruals	56	47	187
Total straight line rent income	2,791	2,920	2,833
Contingent rental receipts	112	86	59
Common maintenance area income	151	148	129
Rental income	$3,054	$3,154	$3,021

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2016 (in thousands):

Years Ended August 31,	Amount
2017	$2,131
2018	1,730
2019	1,480
2020	1,328
2021	1,169
Thereafter	5,276
Total	$13,114

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt some of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross-currency interest rate swap that converts its U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

Cash Flow Hedges

As of August 31, 2016,  all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2016:

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

For the twelve-month periods ended August 31, 2016,  2015 and 2014 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the years ended August 31, 2016	$3,087	$1,982	$5,069
Interest expense for the years ended August 31, 2015	$2,205	$2,827	$5,032
Interest expense for the years ended August 31, 2014	$674	$1,632	$2,306

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2016	2015
Scotiabank	$30,188	$37,458
Citibank N.A.	32,258	34,287
Total	$62,446	$71,745

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

		August 31, 2016			August 31, 2015
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps(1)	Other non-current assets	$3,224	(1,248)	1,976	$4,129	$(1)	$(4,128)
Interest rate swaps	Other long-term liabilities	(448)	115	(333)	(387)	98	289
Cross-currency interest rate swaps	Other long-term liabilities	(1,066)	320	(746)	(1,312)	482	830
Net fair value of derivatives designated as hedging instruments		$1,710	$(813)	$897	$2,430	$579	$(3,009)

(1)

The beneficial tax effect of these swaps was largely offset by a valuation allowance in fiscal year 2015. By contrast, in fiscal year 2016, the fair value of the cross-currency interest rate swap in Colombia no longer was offset by a valuation allowance as the derivatives position changed to a deferred tax liability.

There were no derivatives settled during the twelve months ended August 31, 2016. The following table summarizes the derivatives that were settled during the twelve months ended August 31, 2015 (in thousands):

Date	Payment of Derivative Obligation	Foreign Exchange on Derivative Obligation	Recognize Settlement of Derivative Right net of Bank Fees	Swap Derivative (Gain)Loss
23-Jul-15	$5,141	2,929	(2,859)	50
31-Jul-15	1,343	670	(657)	11
31-Jul-15	4,029	2,011	(1,971)	21
6-Aug-15	4,944	3,181	(3,056)	70
	$15,457	8,791	(8,543)	152	(1)

(1)	Reclassified from accumulated other comprehensive income (loss) to other income (expense) for settlement of derivative instruments in the amount of $100,000 net of tax.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes these agreements as of August 31, 2016:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	Aug-16	Banco Colpatria	Forward foreign exchange contracts	$4,800	October 2016 - November 2016	August 2016 - November 2016
Colombia	Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$460	November 23, 2016	August 2016 - November 2016
Costa Rica (1)	31-Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2017	August 31, 2016- August 30, 2017

(1)	The original non-deliverable forward foreign-exchange contract, entered on August 31, 2015, was settled on August 30, 2016 and reissued on August 31, 2016 for the same amount of $3.8 million.

For the twelve-month periods ended August 31, 2016,  2015 and 2014, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Years Ended August 31
Income Statement Classification	2016	2015	2014
Other income (expense), net	$(166)	$6,533	$(463)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2016		August 31, 2015
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(110)	Other accrued expenses	$(66)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(110)		$(66)

NOTE 13 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price the Company's Chairman of the Board, is a Director and Officer of La Jolla Aviation, Inc.  The Company has reimbursed La Jolla Aviation for such travel at the hourly rate of the Company's private aircraft for such travel. The Company incurred expenses of approximately $182,000, $225,000 and $59,000 for the years ended August 31, 2016,  2015 and 2014, respectively, for these services.

Relationship with Aseprismar: Aseprismar is a PriceSmart employee association located in Costa Rica that purchases discarded packaging materials received by the Company from incoming shipments of merchandise. The Company recorded approximately $123,000, $157,000 and $48,000 in other income from the sale of packaging materials to Aseprismar for the years ended August 31, 2016,  2015 and 2014, respectively. In addition, the Company also contracts with Aseprismar for freight transportation between the Company's Costa Rica warehouse clubs. The Company incurred approximately $80,000, $35,000 and $17,000 for freight expense with Aseprismar for the years ended August 2016,  2015 and 2014.

Relationship with Francisco Velasco: Francisco Velasco is the Executive Vice President, General Counsel, Secretary and Chief Ethics and Compliance Officer for the Company.  As part of his employment agreement dated July 2016, the Company entered into an agreement to purchase his home in Chicago, IL, in July based on its appraised value for approximately $625,000.  The agreement also states that the Company will lease the property back to Francisco Velasco for $2,500 a month until he relocates to San Diego, CA.  The Company also reimburses Francisco Velasco the monthly the lease payments. For the year ended August 31, 2016, the Company charged and then reimbursed approximately $2,500.  The Company intends to sell this property once Francisco Velasco has fully relocated.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationships with Edgar Zurcher: Edgar Zurcher is a director of the Company.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $26,000, $18,000 and $27,000 in legal expenses with this firm for the years ended August 31, 2016,  2015 and 2014, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.4 million in rental income for this space during each of the years ended August 31, 2016,  2015 and 2014.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A.  The Company paid approximately $502,000,  $496,000 and $461,000 for products purchased from this entity during the years ended August 31, 2016,  2015 and 2014, respectively.  Also, Mr. Zurcher is a director of Roma Prince S.A. PriceSmart purchased products from this entity for approximately  $1.2 million for the year ended August 31, 2016 and $1.3 million for each of the years ended August 31, 2015 and 2014.

Relationship with Gonzalo Barrutieta: Gonzalo Barrutieta is a director of the Company. Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates OD Panama, S.A. ("ODP"), which rents retail space from the Company. The Company has recorded approximately $272,000, $266,000 and $261,000 in rental income and common area maintenance charges for this space during the years ended August 31, 2016,  2015 and 2014, respectively. On December 11, 2015, the Company's joint venture Golf Park Plaza, S.A. ("GPP") transferred final ownership of land to ODP, following its execution of the related purchase option.  The deed was recorded with the relevant agencies in Panama during February 2016.  ODP had on July 15, 2011 (fiscal year 2011), entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP.  The option to purchase the land had a three-year limit beginning in April 2013.  As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time its building was completed and its store opened to the public; (iii) paid monthly rent per the lease clause of the agreement which the Company recognized on a straight line basis; and (iv) contracted to pay an additional $109,000, less rental payments of $39,000 previously applied per the lease clause, when ODP exercised its option to purchase the land.  ODP opened its store in April of 2013.  GPP recorded rental income on a straight line basis for approximately $106,000,  $72,000 and $12,000 during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.  During fiscal year 2016 GPP recorded rental income for approximately $1,000.  GPP recorded a gain, net of tax, on the sale of the land for approximately $851,000 during February 2016. ODP paid approximately $1,000, $106,000 and $72,000 in rental payments during the fiscal years ended August 31, 2016,  2015 and 2014, respectively.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2016,  2015 and 2014, the Company sold approximately $427,000,  $371,000 and $222,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of Price Philanthropies Foundation and Price Charities. Sherry S. Bahrambeygui, a director of the Company and Vice Chair of the Board, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation. The Company also participated initially with Price Charities, a charitable non-profit public benefit corporation, in a charitable program known as “Aprender y Crecer” ("Learn and Grow”) by allowing PriceSmart members to donate money in the warehouse clubs to that program.  Beginning January 1, 2015, the Aprender y Crecer program was transferred from Price Charities to Price Philanthropies Foundation. The Company is also participating with Price Philanthropies and selected vendors where the vendors channel donations through the Company based on a percentage of sales of their products within the warehouse clubs. The Company collaborated with Price Charities, Price Philanthropies Foundation, and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. Vendors send their donations to PriceSmart, which records them as a liability for donations received. The liability for donations received, but not yet applied to the purchase of school supplies was approximately $139,000, and $36,000 as of August 31, 2016 and 2015, respectively.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, limited partner and a general Partner of CRI 2000, LP, dba Combined Resources International ("CRI"), which designs, develops and manufactures consumer products for domestic and international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $625,000, $353,000 and $157,000 for products purchased from this entity during the years ended August 31, 2016,  2015 and 2014, respectively. Mr. Lynn is also a founder, limited partner and a general partner of ECR4Kids, LP ("ECR") which designs, manufactures and sells educational/children's products to wholesale dealers. The Company paid approximately $3,000, $31,000 and $3,000 for products purchased from this entity during the years ended August 31, 2016,  2015 and 2014, respectively.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 14 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the twelve months ended August 31, 2016,   2015 and 2014 the Company recognized rent expense of $105,700 $105,700 and $79,000 for this lease, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationships with Pierre Mignault: Mr. Pierre Mignault was elected to the Board of Directors, effective August 1, 2015. Mr. Mignault has been a consultant for the Company since September 2009, serving as an independent sourcing agent with Canadian suppliers. In his role as an independent sourcing agent, Mr. Mignault received commissions of $208,000,  $154,000 and $74,000 from certain vendors related to the sale of product to the Company in fiscal years 2016, 2015 and 2014, respectively. In his role as consultant for the Company, he earned $60,000 in each year for the twelve months ended August 31, 2016,  2015 and 2014.

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  The Company recognized $105,700 in rent expense for the fiscal years ended August 31, 2016 and 2015.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2016 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$310	$7,328	$99	$7,427
Price Plaza Alajuela, S.A.	50%	2,193	1,236	10	3,439	785	4,224
Total		$6,809	$3,638	$320	$10,767	$884	$11,651

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2016	2015
Current assets	$663	$432
Noncurrent assets	$11,752	$12,157
Current liabilities	$219	$1,120
Noncurrent liabilities	$16	$11

	Years Ended August 31,
	2016	2015	2014
Net income (loss)	$332	$94	$18

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

Prior to fiscal year 2015, the Company's reportable segments were the United States, Latin American and the Caribbean.  During the second quarter of fiscal year 2015, the Company created a new reportable segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that reportable segment Central America Operations.  The Company has made this change as a result of the information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia.  Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new reportable segments and retrospectively adopted this change for the disclosure of financial information presented by reportable segment.  This presentation more closely reflects the information reviewed by the Company's chief operating decision maker.

The Company also retrospectively, early adopted ASU 2015-17, as of the second quarter of fiscal year 2016.  Accordingly, the Company reclassified current deferred tax assets and liabilities to noncurrent on its consolidated balance sheet reported for fiscal year ended 2015.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact of this reclassifications on segment reporting:

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items	Total

As of August 31, 2015
Total assets as previously reported	$89,167	$491,548	$239,311	$171,666	$—	$991,692
Reclassification of deferred tax liabilities short term and long term to deferred tax assets long term	(34)	(393)	(39)	(2)	—	(468)
Total assets as currently reported	$89,133	$491,155	$239,272	$171,664	$—	$991,224

As of August 31, 2014
Total assets as previously reported	$91,175	$457,395	$223,251	$166,249	$—	$938,070
Reclassification of deferred tax liabilities short term and long term to deferred tax assets long term	(38)	(680)	(14)	—	—	(732)
Total assets as currently reported	$91,137	$456,715	$223,237	$166,249	$—	$937,338

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Years Ended August 31, 2016
Revenue from external customers	$33,885		$1,758,853	$840,648	$271,790	$—	$2,905,176
Intersegment revenues	1,086,677		—	5,941	—	(1,092,618)	—
Depreciation and amortization	4,775		18,673	9,907	6,439	—	39,794
Operating income	8,576		136,613	52,044	(4,984)	(55,526)	136,723
Interest income from external sources	25		802	381	99	—	1,307
Interest income from intersegment sources	2,519		944	554	—	(4,017)	—
Interest expense from external sources	—		4,823	547	521	—	5,891
Interest expense from intersegment sources	61		2,059	1,854	49	(4,023)	—
Provision for income taxes	10,047		23,227	8,697	878	—	42,849
Net income	(1,459)		108,777	43,708	(6,777)	(55,526)	88,723
Long-lived assets (other than deferred tax assets)	19,222		271,039	108,426	137,599	—	536,286
Goodwill	—		31,091	4,546	—		35,637
Investment in unconsolidated affiliates	—		10,767	—	—	—	10,767
Total assets	100,744		515,478	287,088	193,425	—	1,096,735
Capital expenditures, net	8,617		29,375	11,402	30,300	—	79,694

Years Ended August 31, 2015
Revenue from external customers	$33,320		$1,625,567	$821,047	$322,669	$—	$2,802,603
Intersegment revenues	1,107,592		—	5,626	—	(1,113,218)	—
Depreciation and amortization	2,733		15,115	9,605	6,992	—	34,445
Operating income	26,728		130,763	49,351	(1,488)	(58,988)	146,366
Interest income from external sources	79		811	114	54	—	1,058
Interest income from intersegment sources	3,142		282	556	—	(3,980)	—
Interest expense from external sources	5		4,147	607	1,681	—	6,440
Interest expense from intersegment sources	126		1,204	1,966	684	(3,980)	—
Provision for income taxes	15,548		24,618	6,787	613	—	47,566
Net income	11,490		102,397	41,626	(7,401)	(58,988)	89,124
Long-lived assets (other than deferred tax assets)	15,391		255,576	107,746	105,290	—	484,003
Goodwill	—		31,211	4,660	—	—	35,871
Investment in unconsolidated affiliates	—		10,317	—	—	—	10,317
Total assets	89,133		491,155	239,272	171,664	—	991,224
Capital expenditures, net	1,655	(2)	54,735	10,619	24,172	—	91,181

Years Ended August 31, 2014
Revenue from external customers	$31,279		$1,503,446	$785,225	$197,617	$—	$2,517,567
Intersegment revenues	959,297		—	5,265	—	(964,562)	—
Depreciation and amortization	2,238		12,992	9,062	4,183	—	28,475
Operating income	22,191		119,101	45,343	4,881	(54,809)	136,707
Interest income from external sources	18		631	159	45	—	853
Interest income from intersegment sources	2,603		325	561	—	(3,489)	—
Interest expense from external sources	34		2,530	712	1,019	—	4,295
Interest expense from intersegment sources	120		1,054	2,014	301	(3,489)	—
Provision for income taxes	12,739		21,542	6,701	390	—	41,372
Net income	9,360		96,204	38,534	3,597	(54,809)	92,886
Long-lived assets (other than deferred tax assets)	16,584		236,663	108,409	131,300	—	492,956
Goodwill	—		31,383	4,725	—	—	36,108
Investment in unconsolidated affiliates	—		8,863	—	—	—	8,863
Total assets	91,137		456,715	223,237	166,249	—	937,338
Capital expenditures, net	7,627		35,802	9,534	68,177	—	121,140

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)

The decrease in operating income and net income for the United States Operations in fiscal year 2016 compared to fiscal year 2015 was primarily a result of the increase in operating expenses related to intercompany transactions with the Company’s Colombia subsidiary of approximately $10.9 million.  This activity results in reductions to taxable income in the U.S. that lowered the provision for income taxes by approximately $3.9 million.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2016 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2016,  2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended,				Year Ended,
Fiscal Year 2016	Nov 30, 2015	Feb 29, 2016	May 31, 2016	Aug 31, 2016	Aug 31, 2016
Total net warehouse club and export sales	$699,063	$765,536	$691,638	$698,316	$2,854,553
Total cost of goods sold	$598,015	$657,725	$597,242	$596,644	$2,449,626
Net income from continuing operations	$23,672	$25,942	$16,837	$22,272	$88,723
Net income	$23,672	$25,942	$16,837	$22,272	$88,723
Basic net income per share	$0.78	$0.85	$0.55	$0.74	$2.92
Diluted net income per share	$0.78	$0.85	$0.55	$0.74	$2.92

	Three Months Ended,				Year Ended,
Fiscal Year 2015	Nov 30, 2014	Feb 28, 2015	May 31, 2015	Aug 31, 2015	Aug 31, 2015
Total net warehouse club and export sales	$644,846	$738,349	$684,780	$686,436	$2,754,411
Total cost of goods sold	$547,055	$631,810	$587,860	$586,114	$2,352,839
Net income from continuing operations	$20,647	$24,835	$21,195	$22,447	$89,124
Net income	$20,647	$24,835	$21,195	$22,447	$89,124
Basic net income per share	$0.68	$0.82	$0.70	$0.75	$2.95
Diluted net income per share	$0.68	$0.82	$0.70	$0.75	$2.95

	Three Months Ended,				Year Ended,
Fiscal Year 2014	Nov 30, 2013	Feb 28, 2014	May 31, 2014	Aug 31, 2014	Aug 31, 2014
Total net warehouse club and export sales	$595,415	$663,931	$604,462	$611,785	$2,475,593
Total cost of goods sold	$509,728	$568,075	$515,930	$519,931	$2,113,664
Net income from continuing operations	$21,432	$28,278	$21,320	$21,856	$92,886
Net income	$21,432	$28,278	$21,320	$21,856	$92,886
Basic net income per share	$0.71	$0.93	$0.70	$0.73	$3.07
Diluted net income per share	$0.71	$0.93	$0.70	$0.73	$3.07

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 20, 2016, there were approximately 26,532 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2016 FISCAL QUARTERS
First Quarter	9/1/2015	11/30/2015	$97.26	$76.65
Second Quarter	12/1/2015	2/29/2016	93.80	70.11
Third Quarter	3/1/2016	5/31/2016	88.95	78.00
Fourth Quarter	6/1/2016	8/31/2016	94.28	76.00

2015 FISCAL QUARTERS
First Quarter	9/1/2014	11/30/2014	$96.96	$85.23
Second Quarter	12/1/2014	2/28/2015	93.35	79.44
Third Quarter	3/1/2015	5/31/2015	86.03	75.20
Fourth Quarter	6/1/2015	8/31/2015	102.75	81.48

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2016.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	$0.35	8/14/2015	8/31/2015	$0.35
1/23/2014	$0.70	2/14/2014	2/28/2014	$0.35	8/15/2014	8/29/2014	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2016, the Company repurchased a total of 43,171 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2016. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2015 - September 30, 2015	—	$—	—	N/A
October 1, 2015 - October 31, 2015	—	—	—	N/A
November 1, 2015 - November 30, 2015	—	—	—	N/A
December 1, 2015 - December 31, 2015	—	—	—	N/A
January 1, 2016 - January 31, 2016	26,637	73.43	—	N/A
February 1, 2016 - February 29, 2016	—	—	—	N/A
March 1, 2016 - March 31, 2016	723	83.75	—	N/A
April 1, 2016 - April 30, 2016	—	—	—	N/A
May 1, 2016 - May 31, 2016	—	—	—	N/A
June 1, 2016 - June 30, 2016	—	—	—	N/A
July 1, 2016 - July 31, 2016	1,978	79.01	—	N/A
August 1, 2016 - August 31, 2016	13,833	83.91	—	N/A
Total	43,171	$77.22	—	N/A

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, current position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	74
Sherry S. Bahrambeygui	Vice Chair of the Board	52
Gonzalo Barrutieta	Director	50
Gordon B. Hanson	Director	52
Katherine L. Hensley	Director	79
Leon C. Janks	Director	67
Jose Luis Laparte	Director, Chief Executive Officer and President	50
Mitchell Lynn	Director	67
Gary Malino	Director	59
Pierre Mignault	Director	68
Edgar Zurcher	Director	65

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

Sherry S. Bahrambeygui has been a director of the Company since November 2011 and Vice Chair of the Board since October 2016. Ms. Bahrambeygui joined The Price Group, LLC in September 2006 and has served as a Managing Member since January 2007. Additionally, Ms. Bahrambeygui serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities (fka San Diego Revitalization Corp.), and Price Philanthropies Foundation, and is the Chief Executive Officer of PS Ivanhoe, LLC, a commercial real estate company. Ms. Bahrambeygui was a licensed stockbroker and a founding partner of the law firm of Hosey & Bahrambeygui, LLP. She has practiced law with an emphasis in employment, compensation, business and corporate matters since 1993 and had provided consultation and legal representation to the Company from time-to-time between 2001 and 2008. Ms. Bahrambeygui was admitted in August 2015 to the Bar of the Supreme Court of the United States. Ms. Bahrambeygui’s thorough understanding of the business and operations of the Company, as well as having effectively assisted the Company on certain legal and business matters, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

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

Gordon H. Hanson has been a director of the Company since April 2014. Mr. Hanson has been a tenured member of the economics faculty at the University of California, San Diego since 2001. At UC San Diego, Mr. Hanson is the Acting Dean of the School of Global Policy and also directs the Center on Global Transformation. From 1998 to 2001, he was a tenured member of management faculty to the University of Michigan, and from 1992 to 1998, he was on the economics faculty of the University of Texas. From 2009 until 2014, he served as a director of the Washington Office on Latin America, a non-profit organization working to promote civic advancement in the region, chairing their development committee. Mr. Hanson’s extensive background in the analysis of the economies of Latin America, including over two decades of experience in consulting for international financial organizations, contribute to the Board of Directors’ conclusion that he should serve as director of the Company.

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940. Ms. Hensley’s extensive background in the legal field, including her experience in executive compensation and corporate matters, and her many years of service to the Company as a member of the Board of Directors, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Partner. Mr. Janks has extensive experience in domestic and international business, serving a wide variety of clients in diverse businesses. Mr. Janks is a certified public accountant. Mr. Janks’ experience, and his significant accounting, financial and tax expertise and his many years of service to the Company as a member of the Board of Directors, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

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

Mitchell G. Lynn has been a director of the Company since November 2011.  Mr. Lynn served in several senior executive positions and as the President and a director of TPC prior to its merger in 1993 with Costco, Inc., and from 1993 until 1994, he served as an executive officer, director and member of the Executive Committee of Price/Costco. Mr. Lynn also was a member of The Price Group, LLC from 2005 to 2008. Mr. Lynn is a founding and continuing director of Bodega Latina Corporation, dba El Super, a 61-store warehouse-style grocery retailer that targets the Hispanic market in the Western United States. Mr. Lynn is also the founder, limited partner and a general partner of CRI 2000, LP, dba Combined Resources International (“CRI”), which designs, develops and manufactures consumer products under various brand names for domestic and international wholesale distribution, primarily through warehouse clubs. Mr. Lynn also is a founder, limited partner and a general partner of ECR4Kids LP (“ECR”), which designs, manufactures and sells educational/classroom products to wholesale dealers Mr. Lynn is a certified public accountant (inactive) and a licensed real estate broker in California. Mr. Lynn’s extensive prior experience in both the warehouse club business and general retailing and his significant knowledge relating to accounting and financial matters contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Gary Malino has been a director of the Company since April 2016. Mr. Malino is a former senior executive of Realty Income Corporation, a real estate investment trust (REIT) listed on the New York Stock Exchange. Mr. Malino joined Realty Income Corporation in 1985 and was the Chief Financial Officer from 1994 until 2001 when he was promoted to President and Chief Operating Officer, the position he held until his retirement in 2014. Prior to joining Realty Income, Mr. Malino was a certified public accountant for a Los Angeles based accounting firm (1981-1985) and assistant controller with McMillin Development Company, a real estate development company (1979-1981). Mr. Malino’s extensive experience as a prior executive of a publicly traded company, his accounting background and his extensive experience with finance and real estate matters contributed to the Board of Directors’ conclusion that he should serve as a Director of the Company.

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

Officers

The executive officers of the Company and their ages are as follows:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President and Director	50
Rodrigo Calvo	Executive Vice President – Real Estate	45
Frank Diaz	Executive Vice President – Logistics and Distribution	47
Brud E. Drachman	Executive Vice President – Construction and Facilities	61
John M. Heffner	Executive Vice President and Chief Financial Officer	62
John D. Hildebrandt	Executive Vice President – Operations	58
William J. Naylon	Executive Vice President and Chief Operating Officer	54
Francisco Velasco	Executive Vice President, General Counsel, Secretary and Chief Ethics and Compliance Officer	45
Jesus Von Chong (1)	Executive Vice President – Merchandising	50

(1) Jesus Von Chong became Executive Vice President – Merchandising effective September 1, 2016.

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

Rodrigo Calvo has been Executive Vice President – Real Estate of the Company since June 2015. Mr. Calvo served as Senior Vice President – Real Estate of the Company from January 2009 to June 2015 and was the Company’s Vice President – Real Estate from October 2004 to January 2009. From 2001 to 2004 Mr. Calvo worked in the real estate development business in Central America, and from 1994 to 1997 in engineering and construction.

Frank Diaz has been Executive Vice President – Logistics and Distribution since November 2015. Mr. Diaz served as Senior Vice President – Logistics and Distribution from February 2010 to October 2015 and was the Company’s Vice President – Logistics and Distribution from September 2008 to February 2010. Prior to joining the Company, Mr. Diaz worked more than 20 years in progressively responsible positions in the areas of logistics operations, strategic planning, commercial development and customer experience with top-tier logistics companies including United Parcel Service, Federal Express and DHL.

Brud E. Drachman has been Executive Vice President – Construction and Facilities since August 2013, was Executive Vice President—Construction Management of the Company from November 2005 until July 2013, served as Executive Vice President—Real Estate and Construction of the Company from February 2005 through October 2005 and as Executive Vice President—Construction and Private Label Merchandising from November 2004 until January 2005. Mr. Drachman served as Executive Vice President— Real Estate and Construction of the Company from November 2002 until October 2004 and served as Senior Vice President—Real Estate and Construction of the Company from August 1998 to October 2002. Mr. Drachman previously served as Vice President—Real Estate and Construction at PEI from August 1994 to August 1997. Prior to joining PEI in 1994, Mr. Drachman served as Project Manager at TPC beginning in 1987.

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

John D. Hildebrandt has been Executive Vice President—Operations of the Company since February 2010. Mr. Hildebrandt served as Executive Vice President—Central America and Trinidad Operations from March 2009 through January 2010, as Executive Vice President—Central America Operations from August 2003 until February 2009, as Executive Vice President—Caribbean and Asia Operations from July 2001 until July 2003 and as Senior Vice President of the Company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of the Company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as the Company’s Country Manager in the Philippines and Panama from August 1997 until August 1998, and as PEI’s Country Manager in the Philippines and Panama from 1996 until the Company was spun off from PEI in August 1997. Prior to joining PEI as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Price/Costco from 1994 through 1996, and served in various management roles for TPC beginning in 1979.

William J. Naylon has been Executive Vice President and Chief Operating Officer of the Company since January 2002. Mr. Naylon served as Executive Vice President—Merchandising of the Company from July 2001 until January 2002 and as Senior Vice President of the Company from March 1998 until July 2001. From September 1995 through February 1998, Mr. Naylon was Managing Director for the Company’s licensee warehouse club operation in Indonesia. Prior to joining the Company, Mr. Naylon was a General Manager for Price/Costco and served in various management roles for TPC.

Francisco Velasco has been Executive Vice President, General Counsel and Secretary of the Company since July 2016, and Chief Ethics and Compliance Officer since October 2016.  Mr. Velasco served as Regional Counsel Latin America for AbbVie Inc., a publicly traded global biopharmaceutical company. At AbbVie, Mr. Velasco was responsible for its legal affairs in Latin America, managing over a dozen in-house counsel plus supporting staff covering over 20 countries. Mr. Velasco attended law school in Mexico, has a Masters of Law degree from Georgetown University and has an MBA degree from Duke University.

Jesus Von Chong has been Executive Vice President – Merchandising since September 2016 and was Executive Vice President – Foods Merchandising from November 2015 through August 2016. He served as Senior Vice President of Merchandising for Central America beginning in 2003, added Colombia to his responsibilities in March 2011 and the Caribbean Region in April 2015. He served as a Regional Merchandising Director for Panama, Costa Rica and Dominican Republic in 2000. He was first employed by the Company as a Buyer in the Company’s operations in Panama in 1996. Mr. Von Chong progressed to head Buyer in 1998, Warehouse Manager for Via Brasil Operations in 1999 and to Panama’s Country Manager in 2000.

ADDITIONAL INFORMATION

Corporate Offices

9740 Scranton Road

San Diego, CA 92121

(858) 404-8800

Stock Exchange Listing

NASDAQ Global Select Market

Stock Symbol: PSMT

Annual Meeting

Wednesday, February 1, 2017 at 10:00 AM

PriceSmart, Inc. Corporate Headquarters

9740 Scranton Road

San Diego, CA 92121

Transfer Agent

Computershare Shareowner Services LLC

480 Washington Blvd.

Jersey City, NJ 07310

Telephone: (888) 867-6003

TDD for Hearing Impaired: (800) 952-9245

Outside U.S.: (201) 680-6578

Independent Registered Public Accounting Firm

Ernst & Young LLP

4370 La Jolla Village Drive, Suite 500

San Diego, CA 92122

PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9740 Scranton Road., San Diego, CA 92121. Internet users can access PriceSmart's web site at http://www.pricesmart.com.