Form 10-Q
period 2016-11-30
PRICESMART INC
filed 2017-01-05
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

The registrant had 30,406,399 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2016.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of November 30, 2016 and the consolidated balance sheet as of August 31, 2016, the unaudited consolidated statements of income for the three months ended November 30, 2016 and 2015, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2016 and 2015, the unaudited consolidated statements of equity for the three months ended November 30, 2016 and 2015, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2016 and 2015, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2016	August 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$175,402	$199,522
Short-term restricted cash	517	518
Receivables, net of allowance for doubtful accounts of $7 as of November 30, 2016 and August 31, 2016, respectively	7,761	7,464
Merchandise inventories	326,989	282,907
Prepaid expenses and other current assets	24,194	22,143
Total current assets	534,863	512,554
Long-term restricted cash	2,735	2,676
Property and equipment, net	469,423	473,045
Goodwill	35,603	35,637
Deferred tax assets	11,783	12,258
Other non-current assets (includes $4,163 and $3,224 as of November 30, 2016 and August 31, 2016, respectively, for the fair value of derivative instruments)	52,690	49,798
Investment in unconsolidated affiliates	10,773	10,767
Total Assets	$1,117,870	$1,096,735
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$12,211	$16,534
Accounts payable	280,601	267,173
Accrued salaries and benefits	17,645	19,606
Deferred membership income	20,905	20,920
Income taxes payable	4,892	4,226
Other accrued expenses (includes $153 and $110 as of November 30, 2016 and August 31, 2016, respectively, for the fair value of foreign currency forward contracts)	25,450	24,880
Long-term debt, current portion	14,664	14,565
Total current liabilities	376,368	367,904
Deferred tax liability	1,647	1,760
Long-term portion of deferred rent	8,759	8,961
Long-term income taxes payable, net of current portion	883	970
Long-term debt, net of current portion	69,788	73,542
Other long-term liabilities (includes $1,030 and $1,514 for the fair value of derivative instruments and $4,394 and $4,013 for post employment plans as of November 30, 2016 and August 31, 2016, respectively)	5,424	5,527
Total Liabilities	462,869	458,664

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,242,784 and 31,237,658 shares issued and 30,406,433 and 30,401,307 shares outstanding (net of treasury shares) as of November 30, 2016 and August 31, 2016, respectively	3	3
Additional paid-in capital	414,811	412,369
Tax benefit from stock-based compensation	11,321	11,321
Accumulated other comprehensive loss	(114,332)	(103,951)
Retained earnings	375,929	351,060
Less: treasury stock at cost, 836,351 shares as of November 30, 2016 and August 31, 2016, respectively	(32,731)	(32,731)
Total Equity	655,001	638,071
Total Liabilities and Equity	$1,117,870	$1,096,735

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2016	2015
Revenues:
Net warehouse club sales	$716,079	$690,831
Export sales	10,734	8,232
Membership income	11,710	11,466
Other income	1,049	1,402
Total revenues	739,572	711,931
Operating expenses:
Cost of goods sold:
Net warehouse club	608,490	590,183
Export	10,181	7,832
Selling, general and administrative:
Warehouse club operations	65,426	60,840
General and administrative	16,802	15,463
Pre-opening expenses	(113)	305
Loss/(gain) on disposal of assets	407	13
Total operating expenses	701,193	674,636
Operating income	38,379	37,295
Other income (expense):
Interest income	502	178
Interest expense	(1,654)	(1,373)
Other income (expense), net	(928)	(244)
Total other income (expense)	(2,080)	(1,439)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	36,299	35,856
Provision for income taxes	(11,437)	(12,130)
Income (loss) of unconsolidated affiliates	7	(54)
Net income	$24,869	23,672
Net income per share available for distribution:
Basic net income per share	$0.82	$0.78
Diluted net income per share	$0.82	$0.78
Shares used in per share computations:
Basic	29,982	29,890
Diluted	29,987	29,896
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2016	2015
Net income	$24,869	$23,672
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(10,866)	$(472)
Defined benefit pension plan:
Net gain (loss) arising during period	(7)	(4)
Total defined benefit pension plan	(7)	(4)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	492	(120)
Total derivative instruments	492	(120)
Other comprehensive income (loss)	(10,381)	(596)
Comprehensive income	$14,488	$23,076

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Issuance of restricted stock award	186	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,100	—	—	—	—	—	2,100
Net income	—	—	—	—	—	23,672	—	—	23,672
Other comprehensive income (loss)	—	—	—	—	(596)	—	—	—	(596)
Balance at November 30, 2015	31,164	$3	$405,268	$10,711	$(102,108)	$307,283	793	$(29,397)	$591,760

Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071
Issuance of restricted stock award	5	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,442	—	—	—	—	—	2,442
Net income	—	—	—	—	—	24,869	—	—	24,869
Other comprehensive income (loss)	—	—	—	—	(10,381)	—	—	—	(10,381)
Balance at November 30, 2016	31,243	$3	$414,811	$11,321	$(114,332)	$375,929	836	$(32,731)	$655,001

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2016	2015
Operating Activities:
Net income	$24,869	$23,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,117	9,203
Allowance for doubtful accounts	7	—
(Gain)/loss on sale of property and equipment	407	13
Deferred income taxes	984	470
Equity in (gains) losses of unconsolidated affiliates	(7)	54
Stock-based compensation	2,442	2,100
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(6,574)	(10,473)
Merchandise inventories	(44,082)	(55,448)
Accounts payable	12,894	32,291
Net cash provided by (used in) operating activities	2,057	1,882
Investing Activities:
Additions to property and equipment	(16,973)	(17,708)
Deposits for land purchase option agreements	(500)	—
Proceeds from disposal of property and equipment	108	118
Capital contributions to joint ventures	—	(119)
Net cash provided by (used in) investing activities	(17,365)	(17,709)
Financing Activities:
Proceeds from long-term bank borrowings	—	7,370
Repayment of long-term bank borrowings	(3,688)	(3,345)
Proceeds from short-term bank borrowings	681	2,255
Repayment of short-term bank borrowings	(4,155)	(6,882)
Net cash provided by (used in) financing activities	(7,162)	(602)
Effect of exchange rate changes on cash and cash equivalents	(1,650)	(637)
Net increase (decrease) in cash and cash equivalents	(24,120)	(17,066)
Cash and cash equivalents at beginning of period	199,522	157,072
Cash and cash equivalents at end of period	$175,402	$140,006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,620	$1,325
Income taxes	$13,704	$12,236

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2016

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2016, the Company had 39 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven in Colombia; six in Costa Rica; five in Panama; four in Trinidad; three in Guatemala, Honduras and the Dominican Republic;  two in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven.  In April 2015, the Company acquired land in Managua, Nicaragua.  The Company constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015 the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  The Company exercised this option and completed the swap during May 2016. The Company used the acquired land to expand the parking lot for the San Pedro Sula warehouse club.  The expansion was completed in December 2016.  The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “2016 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

The Company has evaluated subsequent events through the date and time these financial statements were issued.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of November 30, 2016, all of the Company's subsidiaries were wholly owned.  Any reference to the number of properties, square footage or employee numbers are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board. Additionally, the Company's ownership interest in real estate development joint ventures as of November 30, 2016 is listed below:

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction.  The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30,	August 31,
	2016	2016
Short-term restricted cash:
Restricted cash for land purchase option agreements	$442	$442
Other short-term restricted cash	75	76
Total short-term restricted cash	$517	$518

Long-term restricted cash:
Other long-term restricted cash (1)	$2,735	$2,676
Total long-term restricted cash	$2,735	$2,676
Total restricted cash	$3,252	$3,194

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income.  The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable.  In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit and debit card processors to remit a portion of sales processed via credit and debit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due, this creates an income tax receivable.  The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there is either not a clearly defined process or the governments have alleged there is not a clearly defined process to allow the authorities to refund VAT receivables. The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail.  In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the VAT receivables as a required precursor to any refund.  The balance of the VAT receivables in these countries was $9.2 million and $7.6 million as of November 30, 2016 and August 31, 2016, respectively.  In another country in which the Company has warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of November 30, 2016, the Company had deferred tax assets of approximately $1.9 million in this country. Also, the Company had an income tax receivable balance of $3.4 million as of November 30, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter.

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

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets:  This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when the Company does not expect to eventually prevail in its recovery. The Company does not currently have any allowances provided against VAT and income tax receivables.

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2016	2016
Prepaid expenses and other current assets	$1,453	$1,635
Other non-current assets	33,584	32,502
Total amount of VAT receivable reported	$35,037	$34,137

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2016	2016
Prepaid expenses and other current assets	$6,985	$6,402
Other non-current assets	11,356	10,376
Total amount of income tax receivable reported	$18,341	$16,778

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.  The carrying value and fair value of the Company’s debt as of November 30, 2016 and August 31, 2016 is as follows (in thousands):

	November 30, 2016		August 31, 2016
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Long-term debt, including current portion	$84,452	$80,064	$88,107	$85,654

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of November 30, 2016 and August 31, 2016, to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2016 and August 31, 2016.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2016 and August 31, 2016.

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2016 and August 31, 2016 (in thousands) for derivatives that qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of November 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$3,724	$—	$3,724
Other non-current assets – (Interest rate swaps)	—	439	—	439
Other long-term liabilities – (Interest rate swaps)	—	(222)	—	(222)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(808)	—	(808)
Total	$—	$3,133	$—	$3,133

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$3,224	$—	$3,224
Other long-term liabilities – (Interest rate swaps)	—	(448)	—	(448)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,066)	—	(1,066)
Total	$—	$1,710	$—	$1,710

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2016 and August 31, 2015 (in thousands) for derivatives that do not qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of November 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(153)	$—	$(153)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(153)	$—	$(153)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	$—	$(110)	$—	$(110)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(110)	$—	$(110)

Goodwill – The table below presents goodwill resulting from certain business combinations as of November 30, 2016 and August 31, 2016 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	November 30,	August 31,
	2016	2016	Change
Goodwill	$35,603	$35,637	$(34)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the amounts recorded for the three months ended November 30, 2016 and 2015 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2016	2015
Currency gain (loss)	$(928)	$(244)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions as of November 30, 2016 and August 31, 2016.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.  Also, in another country where the Company operates, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has appealed) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes.  As of November 30, 2016, the Company had deferred tax assets of approximately $1.9 million in this country.  Also, the Company had an income tax receivable balance of $3.4 million as of November 30, 2016 related to excess payments from fiscal years 2015 and 2016.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it is more likely than not that it will succeed in its appeal on this matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested.  It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended
	November 30,	November 30,
	2016	2015
Federal tax provision at statutory rates	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.4
Differences in foreign tax rates	(4.5)	(4.7)
Permanent items and other adjustments	0.8	2.0
Increase (decrease) in foreign valuation allowance	(0.1)	1.1
Provision for income taxes	31.5%	33.8%

For the three months ended November 30, 2016, the effective tax rate was 31.5%. The decrease in the effective tax rate versus the prior year was primarily attributable to an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia.  This intercompany transaction resulted in a favorable impact on the effective tax rate of 1.4% due to reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect a similar favorable impact to the consolidated Company’s effective tax rate over the next several quarters. Additionally, in comparison to the prior year, there was a favorable impact of 0.6% resulting from improved financial results in the Company’s Colombia subsidiary for which no resulting change in tax expense was recognized, net of adjustment to valuation allowance.

Recent Accounting Pronouncements

FASB ASC 230 ASU 2016-18- Statement of Cash Flows (Topic 230)—Restricted Cash

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. This ASU addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statement of cash flows.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendments in ASU No. 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years and will be applied using a retrospective transition method to each period presented.  The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

FASB ASC 740 ASU 2016-16- Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory. Currently, U.S. GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

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

The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company will evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

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

The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.  Amendments requiring recognition of excess tax

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively.  An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.

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

The amendment in this ASU is effective on a prospective or modified retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2018.  Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is allowed.  The Company retrospectively adopted this amendment to the guidance during the second quarter of fiscal year 2016, and now presents all deferred taxes as either long-term assets or long-term liabilities. The Company disclosed within its Annual Report on Form 10-K filed for fiscal year 2016 and within the Quarterly Reports on Form 10-Q for the quarterly periods for fiscal year 2016 the financial impact to the Consolidated Balance Sheet.

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

The amendments in this ASU are effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption was permitted.  An entity was able to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively.  The Company adopted this amended guidance as of September 1, 2016.  Adoption of this guidance did not generate a change in accounting principle, changes in financial statement line items, or the requirement to prospectively or retrospectively adopt a method of transition.

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

Property and equipment consist of the following (in thousands):

	November 30,	August 31,
	2016	2016
Land	$129,649	$131,896
Building and improvements	325,757	305,420
Fixtures and equipment	191,910	186,409
Construction in progress	26,748	46,861
Total property and equipment, historical cost	674,064	670,586
Less: accumulated depreciation	(204,641)	(197,541)
Property and equipment, net	$469,423	$473,045

Depreciation and amortization expense (in thousands):

	Three Months Ended
	November 30,	November 30,
	2016	2015
Depreciation and amortization expense	$11,117	$9,203

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

Total interest capitalized (in thousands):

	Balance as of
	November 30,	August 31,
	2016	2016
Total interest capitalized	$7,972	$7,380

Total interest capitalized (in thousands):

	Three Months Ended
	November 30,	November 30,
	2016	2015
Interest capitalized	$188	$294

The Company constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017 bringing the total of warehouse clubs operating in Colombia to seven. On December 4, 2015, the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to the Company’s San Pedro Sula warehouse club in Honduras. The parcels of land exchanged are all undeveloped contiguous land parcels that make them similar in all respects.  The transaction was completely nonmonetary in nature, and the transaction did

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not generate any gain recognition. The accounting basis of the new property equals $1.9 million (the net book value of the real estate exchanged).  The Company exercised this option and completed the swap during May 2016. The Company used the acquired land to expand the parking lot for the San Pedro Sula warehouse club.

In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley, Miami-Dade County, Florida, we will transfer the majority of our current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy. The Company expects construction to be completed in first half of calendar 2017.

The Company also recorded within other accrued expenses approximately $2.5 million as of November 30, 2016 and recorded within accounts payable and other accrued expenses approximately $280,000 and $1.7 million as of August 31, 2016 of liabilities related to the acquisition and/or construction of property and equipment, respectively.

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

The following table sets forth the computation of net income per share for the three months ended November 30, 2016 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2016	2015
Net income	$24,869	$23,672
Less: Allocation of income to unvested stockholders	(420)	(334)
Net earnings available to common stockholders	$24,449	$23,338
Basic weighted average shares outstanding	29,982	29,890
Add dilutive effect of stock options (two-class method)	5	6
Diluted average shares outstanding	29,987	29,896
Basic net income per share	$0.82	$0.78
Diluted net income per share	$0.82	$0.78

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2017. The following table summarizes the dividends declared and paid during fiscal year 2016.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended November 30, 2016
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)	$(1,394)	(1)	$(103,951)
Other comprehensive income (loss)	(10,866)	(7)	492		(10,381)
Ending balance, November 30, 2016	$(113,108)	$(322)	$(902)		$(114,332)

	Three Months Ended November 30, 2015
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments		Total
Beginning balance, September 1, 2015	$(100,540)	$(113)	$(859)		$(101,512)
Other comprehensive income (loss)	(472)	(4)	(120)	(1)	(596)
Ending balance, November 30, 2015	$(101,012)	$(117)	$(979)		$(102,108)

	Twelve Months Ended August 31, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(1,702)	(182)		(535)	(1)	(2,419)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	(2)	—		(20)
Ending balance, August 31, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2016	2016
Retained earnings not available for distribution	$6,036	$5,926

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013.  The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company.  The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or certain prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares.  However, in no event will more than an aggregate of 1,141,769 shares of the Company’s common stock be issued under the 2013 Plan.

The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of November 30, 2016	November 30,	August 31,
	(including shares originally authorized for issuance under prior plans)	2016	2016
2013 Plan	925,896	606,118	615,889

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended
	November 30,	November 30,
	2016	2015
Options granted to directors	$18	$25
Restricted stock awards	1,871	1,701
Restricted stock units	553	374
Stock-based compensation expense	$2,442	$2,100

The following tables summarize other information related to stock-based compensation:

	Balance as of
	November 30,	November 30,
	2016	2015
Remaining unrecognized compensation cost (in thousands)	$30,771	$33,477
Weighted average period of time over which this cost will be recognized (years)	4	5

	Three Months Ended
	November 30,	November 30,
	2016	2015
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$—	$—

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	November 30,	November 30,
	2016	2015
Grants outstanding at beginning of period	509,880	366,021
Granted	10,356	202,396
Forfeited	(585)	(383)
Vested	—	—
Grants outstanding at end of period	519,651	568,034

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Three Months Ended
	November 30,	November 30,
Weighted Average Grant Date Fair Value	2016	2015
Restricted stock awards and units granted	$85.90	$84.86
Restricted stock awards and units vested	$—	$—
Restricted stock awards and units forfeited	$89.85	$—

	Three Months Ended
	November 30,	November 30,
	2016	2015
Total fair market value of restricted stock awards and units vested (in thousands)	$—	$—

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements.  The Company expects to continue this practice going forward.  The Company did not repurchase any shares during the first three months of fiscal years 2017 and 2016.

The Company reissues treasury shares as part of its stock-based compensation programs.  The Company did not reissue any treasury shares during the first three months of fiscal years 2017 and 2016.

The following table summarizes the stock options outstanding:

	November 30,	August 31,
	2016	2016
Stock options outstanding	16,000	16,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2016 and August 31, 2016, the Company has recorded within other accrued expenses a total of $3.9 million and $4.0 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended November 30,	Locations(1)
2017	$11,430
2018	11,228
2019	10,486
2020	9,656
2021	8,400
Thereafter	89,618
Total	$140,818	(2)

(1)

Operating lease obligations have been reduced by approximately $357,000 to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

As of August 31, 2016, total future minimum lease commitments was $120.9 million.  The increase during the period ending November 30, 2016 is primarily related to the extension of an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 25, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043.  The lease extension included the real property at this location currently used by the Company and added additional square footage in the same shopping center to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location.  The Company plans to expand and upgrade the current warehouse club and parking areas, and improve access into and out from the location.

As of August 31, 2016, the Company was committed to non-cancelable construction service obligations for various warehouse club developments and expansions for approximately $1.5 million for construction services not yet rendered.  As of November 30, 2016, these developments and expansions had been completed and the Company was not part to any further non-cancelable construction services obligations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into land purchase option agreements that have not been recorded as a commitments, for which the Company has recorded deposits of approximately $1.1 million.  The land purchase option agreements can generally be canceled at the sole option of the Company with the deposits being fully refundable up and until all permits are issued. However, the deposit on one piece of land totaling approximately $700,000 would be forfeited if one pending permit is not received and the Company were to decide not to proceed with the acquisition.  The Company does not have a timetable for when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review.  The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If the purchase option agreements are exercised, the cash use would be approximately $16.9 million.  The Company may enter into additional land purchase option agreements in the future.

 In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a build-to-suit distribution center in Medley, Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently expects construction to be completed in the first half of calendar year 2017.  The total purchase price is approximately $46.0 million.  During March 2016, the Company deposited into escrow $300,000 of cash and approximately $8.8 million through an irrevocable and unconditional standby letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand if the seller, per the underlying purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.  To finance the acquisition of this property, the Company has entered into a credit proposal for a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”). The proposal establishes a credit facility of up to 75% LTV of the acquired property at a variable interest rate of 30-day LIBOR plus 1.7% for a ten-year term, with monthly principal and interest payments maturing in 2027. An initial loan amount of $33.0 million loan is expected to be funded during the second quarter of fiscal year 2017.  The Company has also entered into an interest rate hedge with Union Bank for $33.0 million, the notional amount.  The interest rate hedge will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.60%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $124,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries and that in some cases are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2016	$67,000	$12,211	$8,975	$44,988	10.3%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of November 30, 2016 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of November 30, 2016 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the three months ended November 30, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Regularly scheduled loan payments		(3,688)	(3,688)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	99	(66)	33
Balances as of November 30, 2016	$14,664	$69,788	$84,452	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $102.4 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $97.9 million. No cash assets were assigned as collateral for this total.

As of November 30, 2016, the Company had approximately $73.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2016, the Company was in compliance with all covenants or amended covenants.

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

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2017	$14,084
2018	13,657
2019	23,471
2020	22,902
2021	4,433
Thereafter	1,854
Total (1)	$80,401

(1)

In the case of loans subject to cross-currency interest rate swaps, the Company has used the effective rate to the Company under the applicable derivative obligation as of November 30, 2016 to disclose the future commitments of the related long-term debt.

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

Cash Flow Hedges

As of November 30, 2016, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2016:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$33,000,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.60%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

For the three months ended November 30, 2016 and 2015, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2016	$750	$423	$1,173
Interest expense for the three months ended November 30, 2015	$622	$621	$1,243

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2016	2016
Scotiabank	$29,162	$30,188
Citibank N.A.	30,958	32,258
Total	$60,120	$62,446

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2016			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$3,724	(1,438)	2,286	$3,224	$(1,248)	$1,976
Interest rate swaps	Other non-current assets	439	(157)	282	—	—	—
Interest rate swaps	Other long-term liabilities	(222)	63	(159)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(808)	242	(566)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$3,133	$(1,290)	$1,843	$1,710	$(813)	$897

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company did not enter into any non-deliverable forward foreign exchange contracts during the three months ended November 30, 2016.  The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2016:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2017	August 31, 2016- August 30, 2017

For the three months ended November 30, 2016, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
Income Statement Classification	2016	2015
Other income (expense), net	$219	$(63)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2016		August 31, 2016
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(153)	Other accrued expenses	$(110)
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting		$(153)		$(110)

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  For the three months ended November 30, 2016 and 2015, the Company recognized rent expense of $26,400 and $26,400,  respectively.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of November 30, 2016 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$306	$7,324	$99	$7,423
Price Plaza Alajuela, S.A.	50%	2,193	1,236	20	3,449	785	4,234
Total		$6,809	$3,638	$326	$10,773	$884	$11,657

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30,	August 31,
	2016	2016
Current assets	$730	$663
Noncurrent assets	$11,663	$11,752
Current liabilities	$195	$219
Noncurrent liabilities	$18	$16

	Three Months Ended
	November 30,	November 30,
	2016	2015
Net income (loss)	$7	$(54)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 39 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended November 30, 2016
Revenue from external customers	$10,755	$438,234	$207,022	$83,561	$—	$739,572
Intersegment revenues	317,662	—	1,698	10	(319,370)	—
Depreciation and amortization	1,574	4,864	2,458	2,221	—	11,117
Operating income	6,247	34,337	12,526	1,118	(15,849)	38,379
Net income	2,308	27,060	11,173	177	(15,849)	24,869
Capital expenditures, net	2,337	10,756	4,438	473	—	18,004
Long-lived assets (other than deferred tax assets)	20,372	278,721	110,939	125,589	—	535,621
Goodwill	—	31,072	4,531	—	—	35,603
Total assets	70,283	542,238	321,235	184,114	—	1,117,870

Three Months Ended November 30, 2015
Revenue from external customers	$8,249	$423,560	$211,663	$68,459	$—	$711,931
Intersegment revenues	314,621	—	1,438	—	(316,059)	—
Depreciation and amortization	930	4,241	2,408	1,624	—	9,203
Operating income/(loss)	5,479	33,709	13,590	(334)	(15,149)	37,295
Net income/(loss)	1,727	26,202	11,803	(911)	(15,149)	23,672
Capital expenditures, net	909	11,181	3,982	3,275	—	19,347
Long-lived assets (other than deferred tax assets)	15,380	266,435	109,455	106,118	—	497,388
Goodwill	—	31,212	4,634	—	—	35,846
Total assets	71,427	529,297	278,104	168,279	—	1,047,107

As of August 31, 2016
Long-lived assets (other than deferred tax assets)	$19,222	$271,039	$108,426	$137,599	$—	$536,286
Goodwill	—	31,091	4,546	—	—	35,637
Total assets	100,744	515,478	287,088	193,425	—	1,096,735

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2016 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart," the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters.  These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and risks inherent in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks that might not be adequately compensated by insurance; general economic conditions could adversely impact our business in various respects; our failure to maintain our brand and reputation could adversely affect our results of operations; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables; a few of our stockholders own approximately 25.4% of our voting stock as of November 30, 2016, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we face the possibility of operational interruptions related to union work stoppages; we are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2016 filed on October 27, 2016 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three months ended November 30, 2016 and 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of November 30, 2016 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of November 30, 2016 for each country or territory are as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	August 31, 2016	November 30, 2016
Colombia	6	7
Costa Rica	6	6
Panama	5	5
Trinidad	4	4
Dominican Republic	3	3
Guatemala	3	3
El Salvador	2	2
Honduras	3	3
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Nicaragua	2	2
Totals	38	39

We constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven. We are not planning any more warehouse club openings for fiscal year 2017.

In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015 we signed an option to acquire two properties and then swapped them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  We exercised this option and completed the swap during May 2016. We used the acquired land to expand the parking lot for the San Pedro Sula warehouse club.  The expansion was completed in December 2016.  We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  The Company’s operating segments are the United States, Central America, the Caribbean and Colombia.

General Market Factors

Our sales and profits vary from market to market depending on general economic factors, including Gross Domestic Product (“GDP”) growth; consumer spending patterns; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years PriceSmart has operated in a particular market; and the level of retail and wholesale competition in that market.

Our consolidated results of operations for the past two fiscal years and the quarters within those years were adversely affected by events in Colombia, resulting largely from a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar beginning in August 2014 that negatively impacted sales and margins in that market.  Over the course of fiscal year 2016, the devaluation of the Colombian peso against the U.S. dollar resulted in decreased U.S. dollar reported warehouse clubs sales, after translation by approximately 26% when compared to fiscal year 2015.  However, by the end of the fiscal year, the value of the Colombian peso was approximately 5.4% higher than at the end of fiscal year 2015, following the approximately 60% overall devaluation that occurred in fiscal year 2015.  A devaluation of the COP not only reduces the value of sales and membership income that is generated in Colombia when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  The exchange rate between the peso and the dollar has stabilized over the past six months, with average monthly rates between 2,900 and 3,000 pesos to the dollar from June to October 2016, rising to a slightly higher average rate in November 2016 at approximately 3,100 pesos to the dollar.  As a result, our business performance has improved in Colombia. Some of our Central American and Caribbean markets experienced some slowing of overall economic activity during fiscal year 2016, which adversely affected the level of consumer spending during the first quarter of fiscal year 2017. In particular, Trinidad’s economy, which has been significantly harmed by declining oil and gas exports and which has been further slowed by government policies intended to manage its foreign exchange reserves, has been experiencing overall difficult economic conditions with a corresponding impact on consumer spending.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy, which adversely affects near-term consumer spending. The need for increased tax revenue in certain countries can cause changes in tax policies that affect consumers’ personal tax rates and/or consumption taxes, such as VAT (value-added taxes) that effectively raise the prices of various products. In addition, if a major employer in a market reduces its work force, as has happened in the past in Aruba and Costa Rica, overall consumer spending can suffer.

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and 2016, as many of our markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency.  In the first three months of fiscal year 2017, approximately 77% of our net warehouse sales were in currencies other than the U.S. dollar.  Meanwhile, approximately 53% of net warehouse sales were comprised of sales of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar.

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

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% per U.S. dollar. We are working with our banks to source other tradeable currencies (such as Euros and Canadian dollars), but until the central bank makes more U.S. dollars available, this condition will continue. During the quarter ended November 30, 2016, the imbalance of shipments made to Trinidad compared to the availability of U.S. dollars that we could obtain in Trinidad to pay for those shipments resulted in an increase in U.S. dollar-denominated liabilities of approximately $12.3 million.  This brings the total balance of dollar-denominated liabilities to $31.2 million. These liabilities would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $6.2 million.  To the extent we are unable to exchange TT dollars for U.S. dollars, this causes delays in payments owed to us by our Trinidad subsidiary.  This, in turn, reduces our ability to deploy that cash for corporate purposes.  The Trinidad government is aware that having limited tradable currency poses challenges to U.S. companies doing business in Trinidad, including PriceSmart.  In response to the uncertain state of tradable currency in Trinidad, we have taken steps to limit our exposure.  Beginning in November we reduced new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  While this reduced level of shipments did not affect sales in quarter, we expect that our Trinidad subsidiary will likely run out of certain merchandise, which could negatively impact sales in Trinidad in the second quarter of the current fiscal year, by an estimated $8-$10 million.  These actions do not impact our plans to stock merchandise we obtain locally in Trinidad.  Going forward we plan to increase or decrease shipments from the U.S. in line with our ability to exchange TT dollars for other hard currencies and we will continue to seek to maximize the level of tradable currency our Trinidad subsidiary can obtain.

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

We seek to grow sales by increasing transaction size and shopping frequency and by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members to our existing warehouse clubs and improving the capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations.  Finally, sales growth is also achieved when we add new warehouse clubs in those markets that can support that growth.  Sales during fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for first quarter of fiscal year 2017, net warehouse sales increased 3.7% when compared to the same period a year ago.

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

In response to the devaluation of the Colombia peso, we had been working to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) expanding our use of local suppliers, particularly with regard to private-label branded product; and (3) continuing to offer value and merchandise differentiation to our members.  Ensuring long-term growth in the Colombia market is a key strategic priority. We believe these actions are having a positive effect as evidenced by continued new member sign-ups, improving membership renewal rates, and growth in average transaction value when measured in local currency. We remain committed to growing our presence in Colombia, and we constructed a new warehouse club in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven, the most of any of our countries.

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

The lack of availability of U.S. dollars in our Trinidad (“TT”) market (U.S. dollar illiquidity) impedes our ability to convert local TT dollars obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  We will continue to seek to maximize the level of tradeable currency our Trinidad subsidiary can obtain from our relationship banks, but we began limiting our shipments of merchandise to Trinidad, starting in November 2016, in line with what our Trinidad subsidiary can pay for in tradeable currency.

Financial highlights for the first quarter of fiscal year 2017 included:

•

Net warehouse club sales increased 3.7% over the comparable prior year period.  We ended the quarter with 39 warehouse clubs compared to 38 warehouse clubs at the end of the first quarter of fiscal year 2016.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended November 30, 2016 were equal to the comparable 13-week period a year ago.

•	Membership income for the first quarter of fiscal year 2017 increased 2.1% to $11.7 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 6.9% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 15.0%, an increase of 45 basis points (0.45%) from the same period last year.

•	Operating income for the first quarter of fiscal year 2017 was $38.4 million, an increase of $1.1 million over the first quarter of fiscal year 2016.
•	We had a $928,000 net loss from currency exchange transactions in the current quarter compared to a $244,000 net loss from currency exchange transactions in the same period last year.
•	The effective tax rate for first quarter of fiscal year 2017 is 31.5%, as compared to the effective tax rate for the first quarter of fiscal year 2016 of 33.8%.
•	Net income for the first quarter of fiscal year 2017 was $24.9 million, or $0.82 per diluted share, compared to $23.7 million, or $0.78 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2016 with the three-month period ended on November 30, 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three months ended November 30, 2016 and 2015.

	Three Months Ended
	November 30, 2016				November 30, 2015
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$430,172	60.1%	$14,707	3.5%	$415,465	60.1%
Caribbean	203,905	28.5%	(4,701)	(2.3)%	208,606	30.2%
Colombia	82,002	11.4%	15,242	22.8%	66,760	9.7%
Net warehouse club sales	$716,079	100.0%	$25,248	3.7%	$690,831	100.0%

Comparison of Three Months Ended November 30, 2016 and 2015

Net warehouse sales growth in Central America for the three month period was positively impacted by the addition of a new warehouse club in Nicaragua (which opened in November 2015).  In addition to Nicaragua, Panama, Guatemala and Honduras all recorded positive growth in warehouse sales.  Costa Rica, which was impacted by some currency headwinds and slow economic growth, ended with slightly negative growth as did El Salvador, which was impacted by construction activity related to the expansion of our Santa Elena warehouse club.

The Caribbean segment had no new warehouse clubs opened in the comparable period and recorded an overall (2.3%) decline in warehouse sales.  Trinidad is our largest market in that segment and the difficult economic environment resulted in a 5% decline in net warehouse sales compared to a year ago.  The Dominican Republic and Barbados recorded small decreases in sales, while Jamaica, USVI, and Aruba all saw sales increases.

Net warehouse sales in Colombia had good growth with the addition of our new Chia club on September 1 contributing to an overall sales growth of 22.8%.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past eight months, we have seen an improving sales picture in all of our warehouse clubs.  The average exchange rate in the three month period was slightly below 3,000 pesos to the dollar, essentially equal to the same period last year.  Transactions increased 11.3% in Colombia, and the average ticket grew 10.3%.

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

As part of the expansion of our e-commerce program, we began direct home delivery of products not carried in our warehouse clubs to members in Colombia in August 2015.  For e-commerce sales, revenue is recognized upon pickup of the merchandise by the member or when the common carrier takes possession of the merchandise. Sales related to these e-commerce sales in Colombia were not used in the calculation of comparable sales until October 2016.  E-commerce sales of products where the product is sourced from one of our warehouse clubs and delivered to the member’s home and sales of products that are not carried in our clubs, but are delivered to clubs and picked up by our members, are reflected in the comparable sales for the warehouse club from which the inventory was sourced or picked up.

Comparison of Three Months Ended November 30, 2016 and 2015

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13 week period ending December 4, 2016 were flat with the same 13-week period last year.  The negative sales growth in the Caribbean segment driven largely by Trinidad offset positive comparable sales growth in the Central American and Colombian segments despite some cannibalized sales resulting from the new warehouse club in Managua, Nicaragua and the new warehouse club in Chia, Colombia.  These new warehouse clubs are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales.  The new warehouse clubs are attracting new members from areas not previously served by us, but they are also creating the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation has an adverse impact on comparable warehouse club sales.

Export Sales

	Three Months Ended

	November 30, 2016				November 30, 2015

	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$10,734	1.5%	$2,502	30.4%	$8,232	1.2%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximately 5% margin.  Changes in the activity in the three months ended November 30, 2016 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended
	November 30,			November 30,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,710	$244	2.1%	$11,466
Membership income % to net warehouse club sales	1.6%			1.7%
Number of total accounts	1,499,678	36,542	2.5%	1,463,136

Comparison of Three Months Ended November 30, 2016 and 2015

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts for which income is recognized during the last three months. The average number of member accounts during the first quarter of fiscal year 2017 was 1.2% higher than the year before. The income recognized per average member account increased 0.9% in the current fiscal quarter.

During the first quarter of fiscal year 2017, the Company experienced an overall increase of 9,254 membership accounts from August 31, 2016.  Colombia’s membership accounts increased 3,500 on improving renewal rates and new membership accounts in the Chia location. While improving, the renewal rate of current members in Colombia is below that which we experience in other markets.  The Company’s twelve-month renewal rate for the period ended November 30, 2016 improved to 82% from the twelve-month period ending August 31, 2016 rate of 80%.  Excluding Colombia, the twelve-month renewal rate was 86% as of November 30, 2016, compared to 87% in August 2016.

Other Income

	Three Months Ended
	November 30,			November 30,
	2016			2015
	Amount	(Decrease) from prior year	% Change	Amount
Other income	$1,049	$(353)	(25.2)%	$1,402

Comparison of Three Months Ended November 30, 2016 and 2015

For the three-month period, the primary factor for the period-over-period decrease was a  $202,000 gain recorded in the first quarter of fiscal year 2016 associated with an insurance recovery for the fire in the Pradera, Guatemala warehouse club in June 2015.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended
	November 30, 2016			November 30, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$716,079	$25,248	100.0%	$690,831	100.0%
Less associated cost of goods	608,490	18,307	85.0%	590,183	85.4%
Warehouse gross profit margin	$107,589	$6,941	15.0%	$100,648	14.6%

Comparison of Three Months Ended November 30, 2016 and 2015

For the three months ended November 30, 2016, warehouse gross profit margin as a percent of sales was 45 basis points (0.45%) higher than the three months ended November 30, 2015.  Warehouse gross profit margin as a percent of sales increased 236 basis points (2.36%) in Colombia reflecting the improving conditions in that market which contributed an overall increase in the gross profit margin as a percent of sales of 18 basis points (0.18%). Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 32 basis points (0.32%) higher.

Export Sales Gross Profit Margin

	Three Months Ended
	November 30, 2016			November 30, 2015
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$10,734	$2,502	100.0%	$8,232	100.0%
Less associated cost of goods sold	10,181	2,349	94.8%	7,832	95.1%
Export sales gross profit margin	$553	$153	5.2%	$400	4.9%

Comparison of Three Months Ended November 30, 2016 and 2015

The increase in export sales gross margin dollars for the three months ended November 30, 2016 compared to the same period a year ago was due to decrease in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended
	November 30, 2016				November 30, 2015
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$65,426	9.1%	$4,586	7.5%	$60,840	8.8%

Comparison of Three Months Ended November 30, 2016 and 2015

As a percent of net warehouse club sales, warehouse club operations expense for the first quarter of fiscal year 2017 increased 33 basis points (0.33%) to 9.1%.  Low or negative comparable sales growth resulted in a higher warehouse club operations expense ratio in Costa Rica, Nicaragua, Dominican Republic and Trinidad, which contributed to an overall increase in warehouse expense as a percent of sales.

General and Administrative Expenses

	Three Months Ended

	November 30, 2016				November 30, 2015

	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$16,802	2.3%	$1,339	8.7%	$15,463	2.2%

Comparison of Three Months Ended November 30, 2016 and 2015

For the three months ended November 30, 2016, general and administrative expenses grew 8.7% compared to the year ago quarter.  Year on year increased spending associated with our buying department, higher deferred compensation expense, and costs associated with an executive relocation to our San Diego corporate headquarters were the primary drivers of the increased spending.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	November 30,			November 30,
	2016			2015
	Amount	(Decrease) from prior year	% Change	Amount
Pre-opening expenses	$(113)	$(418)	(137.0)%	$305

Comparison of Three Months Ended November 30, 2016 and 2015

There was a credit to pre-opening expenses in the quarter ended November 30, 2016 resulting from corrections to the amount recorded for the fourth quarter of fiscal year 2016 following the opening of the Chia, Colombia club.  Pre-opening expenses in the first quarter of fiscal year 2016 were primarily related to the Managua, Nicaragua warehouse club which opened in November 2016.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended
	November 30,			November 30,
	2016			2015
	Amount	Increase from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$407	$394	3,030.8%	$13

Operating Income

	Three Months Ended

	November 30, 2016				November 30, 2015

	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Operating income	$38,379	5.4%	$1,084	2.9%	$37,295	5.4%

Comparison of Three Months Ended November 30, 2016 and 2015

For the three months ended November 30, 2016, operating income increased $1.1 million compared to the prior year.

Interest Expense

	Three Months Ended

	November 30,		November 30,
	2016		2015

	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,419	$373	$1,046
Interest expense related to hedging activity	423	(198)	621
Capitalized interest	(188)	106	(294)
Net interest expense	$1,654	$281	$1,373

Comparison of Three Months Ended November 30, 2016 and 2015

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three months ended November 30, 2016 increased from a year ago, with an increase in interest expense on loans and an increase in the net interest expense due to a decrease in interest capitalized.  These increases are offset by a decrease on interest expenses related to hedging activity.  Increases in interest expense on loans is mainly the result of interest paid on short-term loans and special fund interest charges charged on interest payments in various of the countries in which we do business.  The decrease in interest expense related to hedging activity is a result of the retirement of loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	November 30,			November 30,
	2016			2015
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(928)	$(684)	280.3%	$(244)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), are recorded as currency gains or losses.

Comparison of Three Months Ended November 30, 2016 and 2015

For the three-month period, we experienced higher levels of foreign exchange losses in many of our foreign subsidiaries due to the strength of the U.S. dollar.  In particular, Honduras experienced a larger than usual decline in its currency in the period, and it has a foreign exchange exposure second only to Trinidad.  We also incurred higher transaction costs associated with converting TT dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	November 30,		November 30,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$10,453	$(1,207)	$11,660
Net deferred tax provision (benefit)	984	514	470
Provision for income taxes	$11,437	$(693)	$12,130
Effective tax rate	31.5%		33.8%

Comparison of Three Months Ended November 30, 2016 and 2015

For three months ended November 30, 2016, the effective tax rate was 31.5%. The decrease in the effective tax rate versus the prior year was primarily attributable to intercompany transactions between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia.  These intercompany transactions resulted in a favorable impact on the effective tax rate of 1.4% due to reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect a similar favorable impact to the consolidated Company’s effective tax rate over the next several quarters. Additionally, in comparison to the prior year, there was a favorable impact of 0.6% resulting from improved financial results in the Company’s Colombia subsidiary for which no resulting change in tax expense was recognized, net of adjustment to valuation allowance.

Other Comprehensive Income (Loss)

	Three Months Ended
	November 30,			November 30,
	2016			2015
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(10,381)	$(9,785)	1,641.8%	$(596)

Comparison of Three Months Ended November 30, 2016 and 2015

Our other comprehensive loss for the first quarter of fiscal year 2017 resulted primarily from comprehensive losses of approximately $10.9 million for the foreign currency translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar loss offset by comprehensive income of approximately $492,000 related to unrealized gains on changes in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  During the three months ended November 30, 2016, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including investments in merchandise inventories, acquisition of land and construction of new warehouse clubs and distribution centers, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  Our primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations and bank borrowings.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements.  As such, we may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

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

	November 30,	August 31,
	2016	2016
Cash and cash equivalents held by foreign subsidiaries	$165,778	$160,053
Cash and cash equivalents held domestically	9,624	39,469
Total cash and cash equivalents	$175,402	$199,522

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars, which limits our ability to deploy that cash for corporate purposes. We will continue to seek to maximize the level of tradeable currency our Trinidad subsidiary can obtain (such as Euros and Canadian dollars) from our relationship banks. The Trinidad government is aware that having limited tradable currency poses challenges to U.S. companies doing business in Trinidad, including PriceSmart.  However, until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We began limiting our shipments of merchandise to Trinidad, starting in November 2016, from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This is likely to result in our Trinidad subsidiary running out of certain merchandise, which could negatively impact sales in Trinidad.

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
	2016	2015
Net cash provided by (used in) operating activities	$2,057	$3,878
Net cash provided by (used in) investing activities	(17,365)	(19,705)
Net cash provided by (used in) financing activities	(7,162)	(602)
Effect of exchange rates	(1,650)	(637)
Net increase (decrease) in cash and cash equivalents	$(24,120)	$(17,066)

Our net cash provided by (used in) operating activities for the three months ended November 30, 2016 and 2015 is summarized below:

	Three Months Ended		Increase/
	November 30,	November 30,	(Decrease)
	2016	2015	2016 to 2015
Net income	$24,869	$23,672	$1,197
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	11,117	9,203	1,914
(Gain) loss on sale of property and equipment	407	13	394
Deferred income taxes	984	470	514
Stock-based compensation expenses	2,442	2,100	342
Other non-cash operating activities	—	54	(54)
Net non-cash related expenses	$14,950	$11,840	$3,110
Net income from operating activities reconciled for non-cash operating activities	39,819	35,512	4,307
Changes in operating assets and liabilities not including merchandise inventories	6,320	23,814	(17,494)
Changes in merchandise inventories	(44,082)	(55,448)	11,366
Net cash provided by (used in) operating activities	$2,057	$3,878	$(1,821)

Net income from operating activities reconciled for non-cash operating activities increased approximately $4.3 million for the three-months ended November 30, 2016 over the same period last year.  This was primarily a result of a year on year increase in net income of approximately $1.2 million and a year-on-year increase in depreciation expense of approximately $1.9 million due to new warehouse club construction and the continued ongoing capital improvements to existing warehouse clubs.

Our use of cash in investing activities for the three months ended November 30, 2016 and 2015 is summarized below:

	Three Months Ended		Increase/
	November 30,	November 30,	(Decrease)
	2016	2015	2016 to 2015
Cash used for additions of property and equipment:
Deposits for land purchase option agreements	500	—	500
Warehouse club expansion, construction, and land improvements	1,189	1,670	(481)
Acquisition of fixtures and equipment	15,784	18,034	(2,250)
Proceeds from disposals of property and equipment	(108)	(118)	10
Capital contribution to joint ventures	—	119	(119)
Net cash flows used by (provided in) investing activities	$17,365	$19,705	$(2,340)

Net cash used in investing activities decreased in the first three months fiscal year 2017 compared to the first three months of fiscal year 2016 by approximately $2.3 million primarily due to a decrease  in cash expenditures for warehouse club expansion, and a lower level of construction and land improvement activities during the first three months of fiscal year 2017. During the first three-months of fiscal year 2017, expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction activities of a warehouse club in Chia, Colombia that opened in October 2016 and expenditures related to warehouse expansions in Guatemala, Honduras and El Salvador.

We do not have any commitments for capital spending as of November 30, 2016 for new warehouse club construction.  We expect to spend approximately $95.4 million in other capital expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion projects on existing warehouse clubs and land acquisitions during the remainder of fiscal year 2017. We entered into a lease extension during November 2016 for an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 24, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043.  The lease extension covers the real property at this location currently used by the Company plus additional square footage in the same shopping center, which has been added to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location.  The Company plans to expand and upgrade the current warehouse club and parking areas and improve access into and out from the location.  The costs associated with these planned expansion and improvements is included within our projected spend during the fiscal year. Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as a commitments, for which we have recorded deposits of approximately $1.1 million.  The land purchase option agreements can generally be canceled at our sole option with the deposits being fully refundable up and until all permits are issued. However, the deposit on one piece of land totaling approximately $700,000 would be forfeited if one pending permit is not received and we were to decide not to proceed with the acquisition.  We do not have a timetable of when or if we will exercise these land purchase options, due to the uncertainty related to the completion of our due diligence reviews.  Our due diligence reviews include evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If all of these purchase option agreements are exercised, the cash use would be approximately $16.9 million. We may enter into additional land purchase option agreements in the future.

 In March 2016, the Company entered into a contract, subject to customary contingencies, to acquire a distribution center in Medley, Miami-Dade County, Florida, to which it will transfer the majority of its current Miami distribution center activities once the construction of the building is complete and the building is ready for occupancy.  The Company currently expects completion to be in first half of calendar year 2017.  The total purchase price is approximately $46.0 million, payable upon completion.  The Company deposited into escrow $300,000 of cash and approximately $8.8 million through an irrevocable and unconditional standby letter of credit payable to the seller. This letter of credit also contains an automatic one year renewal and entitles the seller to draw upon this letter of credit fully or partially on demand to the Company if the seller, per the underlying purchase contract, is entitled to draw down upon the letter of credit under prescribed conditions.

Net cash (used in) provided by financing activities for the three months ended November 30, 2016 and 2015 is summarized below:

	Three Months Ended		Increase/
	November 30,	November 30,	(Decrease)
	2016	2015	2016 to 2015
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$(3,688)	$4,025	$(7,713)
New short-term bank loans, offset by payments	(3,474)	(4,627)	1,153
Net cash (used) in/provided by financing activities	$(7,162)	$(602)	$(6,560)

Net cash used in long-term and short-term loan activities increased approximately $6.6 million during the first three months of fiscal year 2017 over the first three months of fiscal year 2016.  This decrease in cash primarily resulted from regularly scheduled long-term loan payments of $3.7 million and additional net payments of approximately $3.5 million on short-term loans. This activity accounted for an overall decrease in cash provided by long term and short term loan activities of approximately $7.2 million during the period.

The following table summarizes the dividends declared and paid during fiscal year 2016.  No dividends have been declared or paid during the first three months of fiscal year 2017.

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

Financing Activities

On November 7, 2016 the Company entered into a credit proposal for a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”). The proposal establishes a credit facility of up to 75% LTV of the acquired property at a variable interest rate of 30-day LIBOR plus 1.7% for a ten-year term, monthly principal and interest payments maturing in 2027. An initial loan amount of $33.0 million loan is expected to be funded during the second quarter of fiscal year 2017.  The Company has also entered into an interest rate hedge on November 7, 2016 with Union Bank for $33.0 million, the notional amount.  The interest rate hedge will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.60%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.

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

In addition, we are exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of two of our wholly owned subsidiaries.  To manage foreign currency and interest rate cash flow exposure, these subsidiaries enter into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash lows attributable to interest rate and foreign exchange movements.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2016:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$33,000,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.60%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

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

		November 30, 2016			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$3,724	(1,438)	2,286	$3,224	$(1,248)	$1,976
Interest rate swaps	Other non-current assets	439	(157)	282	—	—	—
Interest rate swaps	Other long-term liabilities	(222)	63	(159)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(808)	242	(566)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$3,133	$(1,290)	$1,843	$1,710	$(813)	$897

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of November 30, 2016:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2017	August 31, 2016- August 30, 2017

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2016		August 31, 2016
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(153)	Other accrued expenses	$(110)
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting		$(153)		$(110)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and which in some cases are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2016	$67,000	$12,211	$8,975	$44,988	10.3%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of November 30, 2016 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of November 30, 2016 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the three months ended November 30, 2016:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Regularly scheduled loan payments		(3,688)	(3,688)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	99	(66)	33
Balances as of November 30, 2016	$14,664	$69,788	$84,452	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $102.4 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $97.9 million. No cash assets were assigned as collateral for this total.

As of November 30, 2016, the Company had approximately $73.0 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2016, the Company was in compliance with all covenants or amended covenants.

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

We did not repurchase any shares during the first three months fiscal years 2017 and 2016.

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first three months fiscal years 2017 and 2016.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of November 30, 2016, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on November 30, 2016 and August 31, 2016.  During the first quarter of fiscal year 2017, one of the Company’s subsidiaries received assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

We have not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as we deem such earnings to be indefinitely reinvested.  It is not practicable to determine the U.S. federal income tax liability that would be associated with the repatriation earnings because of the complexity of the computation.

Tax Receivables: We pay Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquires and/or on sales and taxable income.  We also collect VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable.  In most countries where we operate, the governments have implemented additional collection procedures, such as requiring credit and debit card processors to remit a portion of sales processed via credit and debit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  We either request a refund of these tax receivables or apply the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there is either not a clearly defined process or the governments have alleged there is not a clearly defined process to allow the authorities to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund.  The balance of the VAT receivable in these countries was $9.2 million and $7.6 million as of November 30, 2016 and August 31, 2016, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of November 30, 2016, the Company had deferred tax assets of approximately $1.9 million in this country.  Also, the Company had an income tax receivable balance of $3.4 million as of November 30, 2016, related to excess payments from fiscal year 2015 and 2016. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will ultimately succeed in our refund requests, related appeals and/or court challenge on this matter.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.  Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the first quarter of fiscal year 2017 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends.  Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at November 30, 2016 compared to those disclosed in our

Annual Report on Form 10-K for the fiscal year ended August 31, 2016.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $1.4 million since August 31, 2016, primarily due to fluctuation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the three months ended November 30, 2016.  Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $10.9 million net loss for the three months ended November 30, 2016 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the three month period ending November 30, 2016 and 2015 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2016	2015
Currency gain (loss)	$(928)	$(244)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% compared to the U.S. dollar. Until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We have reduced new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  Although the situation is dynamic, based on recent levels of tradable currency available, we have reduced U.S. shipments to Trinidad during the first three months of fiscal year 2017 by approximately 20%.  We anticipate the continued reduction of U.S. shipments to Trinidad during the next quarter by approximately 20%.  These actions are likely to result in our Trinidad subsidiary running out of certain merchandise, which could negatively impact sales in Trinidad in the second and third fiscal quarters by an estimated $8-$10 million.  We began to decrease shipments from the U.S., starting in November 2016, in line with our ability to exchange TT dollars for other hard currencies.  We will continue to seek to maximize the level of tradable currency our Trinidad subsidiary can obtain.  As of November 30, 2016, we have net U.S. dollar denominated liabilities of approximately $31.2 million that would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $6.2 million.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016.  There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com.  On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC).  The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549.  For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2016 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(1)	Amended and Restated Bylaws of the Company.
10.1	Proposal to provide credit between MUFG Union Bank, N.A. and PriceSmart, Inc., dated October 20, 2016.
10.2	International SWAP and Derivative Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc., dated November 4, 2016.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	January 5, 2017	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	January 5, 2017	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)