Form 10-Q
period 2017-02-28
PRICESMART INC
filed 2017-04-06
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

The registrant had 30,398,096 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2017.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of February 28, 2017 and the consolidated balance sheet as of August 31, 2016, the unaudited consolidated statements of income for the three and six months ended February 28, 2017 and February 29, 2016, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2017 and February 29, 2016, the unaudited consolidated statements of equity for the six months ended February 28, 2017 and February 29, 2016, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2017 and February 29, 2016, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28,
	2017	August 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$181,990	$199,522
Short-term restricted cash	816	518
Receivables, net of allowance for doubtful accounts of $7 as of February 28, 2017 and August 31, 2016, respectively	6,384	7,464
Merchandise inventories	296,984	282,907
Prepaid expenses and other current assets	20,922	22,143
Total current assets	507,096	512,554
Long-term restricted cash	2,709	2,676
Property and equipment, net	535,479	473,045
Goodwill	35,692	35,637
Deferred tax assets	12,251	12,258
Other non-current assets (includes $3,332 and $3,224 as of February 28, 2017 and August 31, 2016, respectively, for the fair value of derivative instruments)	52,966	49,798
Investment in unconsolidated affiliates	10,759	10,767
Total Assets	$1,156,952	$1,096,735
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$6,561	$16,534
Accounts payable	265,756	267,173
Accrued salaries and benefits	17,181	19,606
Deferred membership income	22,921	20,920
Income taxes payable	5,933	4,226
Other accrued expenses (includes $87 and $110 as of February 28, 2017 and August 31, 2016, respectively, for the fair value of foreign currency forward contracts)	22,620	24,880
Dividends payable	10,643	—
Long-term debt, current portion	14,623	14,565
Total current liabilities	366,238	367,904
Deferred tax liability	1,693	1,760
Long-term portion of deferred rent	8,961	8,961
Long-term income taxes payable, net of current portion	891	970
Long-term debt, net of current portion	101,942	73,542
Other long-term liabilities (includes $665 and $1,514 for the fair value of derivative instruments and $4,868 and $4,013 for post employment plans as of February 28, 2017 and August 31, 2016, respectively)	5,533	5,527
Total Liabilities	485,258	458,664

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,264,387 and 31,237,658 shares issued and 30,404,645 and 30,401,307 shares outstanding (net of treasury shares) as of February 28, 2017 and August 31, 2016, respectively	3	3
Additional paid-in capital	417,776	412,369
Tax benefit from stock-based compensation	11,534	11,321
Accumulated other comprehensive loss	(104,811)	(103,951)
Retained earnings	381,864	351,060
Less: treasury stock at cost, 859,742 shares and 836,351 shares as of February 28, 2017 and August 31, 2016, respectively	(34,672)	(32,731)
Total Equity	671,694	638,071
Total Liabilities and Equity	$1,156,952	$1,096,735

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenues:
Net warehouse club sales	$772,273	$758,987	$1,488,352	$1,449,818
Export sales	8,172	6,549	18,906	14,781
Membership income	11,833	11,285	23,543	22,751
Other income	1,018	1,110	2,067	2,512
Total revenues	793,296	777,931	1,532,868	1,489,862
Operating expenses:
Cost of goods sold:
Net warehouse club	659,802	651,500	1,268,292	1,241,683
Export	7,761	6,225	17,942	14,057
Selling, general and administrative:
Warehouse club operations	67,784	64,763	133,210	125,603
General and administrative	18,212	16,184	35,014	31,647
Pre-opening expenses	—	71	(113)	376
Loss/(gain) on disposal of assets	335	52	742	65
Total operating expenses	753,894	738,795	1,455,087	1,413,431
Operating income	39,402	39,136	77,781	76,431
Other income (expense):
Interest income	549	280	1,051	458
Interest expense	(1,644)	(1,536)	(3,298)	(2,909)
Other income (expense), net	915	(552)	(13)	(796)
Total other income (expense)	(180)	(1,808)	(2,260)	(3,247)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	39,222	37,328	75,521	73,184
Provision for income taxes	(11,989)	(11,815)	(23,426)	(23,945)
Income (loss) of unconsolidated affiliates	(14)	429	(7)	375
Net income	27,219	$25,942	$52,088	49,614
Net income per share available for distribution:
Basic net income per share	$0.90	$0.85	$1.72	$1.63
Diluted net income per share	$0.90	$0.85	$1.72	$1.63
Shares used in per share computations:
Basic	30,004	29,914	29,993	29,902
Diluted	30,008	29,919	29,997	29,907
Dividends per share	$0.70	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net income	$27,219	$25,942	$52,088	$49,614
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$9,237	$(10,420)	$(1,629)	$(10,892)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(7)	(4)	(14)	(8)
Total defined benefit pension plan	(7)	(4)	(14)	(8)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	291	(211)	783	(331)
Total derivative instruments	291	(211)	783	(331)
Other comprehensive income (loss)	9,521	(10,635)	(860)	(11,231)
Comprehensive income	$36,740	$15,307	$51,228	$38,383

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

(2)	See Note 7 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Purchase of treasury stock	—	—	—	—	—	—	27	(1,956)	(1,956)
Issuance of restricted stock award	208	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	4,578	558	—	—	—	—	5,136
Dividend paid to stockholders	—		—	—	—	(10,629)	—	—	(10,629)
Dividend payable to stockholders	—	—	—	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	49,614	—	—	49,614
Other comprehensive income (loss)	—	—	—	—	(11,231)	—	—	—	(11,231)
Balance at February 29, 2016	31,190	$3	$407,826	$11,269	$(112,743)	$311,967	820	$(31,353)	$586,969

Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071
Purchase of treasury stock	—	—	—	—	—	—	24	(1,941)	(1,941)
Issuance of restricted stock award	23	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	229	—	—	—	—	—	229
Stock-based compensation	—	—	5,178	213	—	—	—	—	5,391
Dividend paid to stockholders	—	—	—	—	—	(10,641)	—	—	(10,641)
Dividend payable to stockholders	—	—	—	—	—	(10,643)	—	—	(10,643)
Net income	—	—	—	—	—	52,088	—	—	52,088
Other comprehensive income (loss)	—	—	—	—	(860)	—	—	—	(860)
Balance at February 28, 2017	31,264	$3	$417,776	$11,534	$(104,811)	$381,864	860	$(34,672)	$671,694

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28,	February 29,
	2017	2016
Operating Activities:
Net income	$52,088	$49,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,562	18,732
(Gain)/loss on sale of property and equipment	742	65
Deferred income taxes	(1,412)	16
Excess tax benefit on stock-based compensation	(213)	(558)
Equity in (gains) losses of unconsolidated affiliates	7	(375)
Stock-based compensation	5,178	4,578
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	386	(3,824)
Merchandise inventories	(14,077)	7,074
Accounts payable	(817)	(5,742)
Net cash provided by (used in) operating activities	64,444	69,580
Investing Activities:
Additions to property and equipment	(87,020)	(32,177)
Deposits for land purchase option agreements	(300)	(75)
Proceeds from disposal of property and equipment	181	129
Investment in joint ventures	—	(119)
Net cash provided by (used in) investing activities	(87,139)	(32,242)
Financing Activities:
Proceeds from long-term bank borrowings	35,700	7,370
Repayment of long-term bank borrowings	(7,231)	(6,747)
Proceeds from short-term bank borrowings	—	5,650
Repayment of short-term bank borrowings	(10,011)	(12,204)
Cash dividend payments	(10,641)	(10,629)
Excess tax benefit on stock-based compensation	213	558
Purchase of treasury stock	(1,941)	(1,956)
Proceeds from exercise of stock options	229	80
Net cash provided by (used in) financing activities	6,318	(17,878)
Effect of exchange rate changes on cash and cash equivalents	(1,155)	(3,524)
Net increase (decrease) in cash and cash equivalents	(17,532)	15,936
Cash and cash equivalents at beginning of period	199,522	157,072
Cash and cash equivalents at end of period	$181,990	$173,008

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,643	$10,629

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2017

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 28, 2017, the Company had 39 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven in Colombia; six in Costa Rica; five in Panama; four in Trinidad; three each in Guatemala, Honduras and the Dominican Republic;  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Chia, Colombia in September 2016, fiscal year 2017, which the Company constructed on land acquired in May 2015, bringing the total of warehouse clubs operating in Colombia to seven.  In April 2015, the Company acquired land in Managua, Nicaragua.  The Company constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015 the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  The Company exercised this option and completed the swap during May 2016. The Company used the acquired land to expand the parking lot for the San Pedro Sula warehouse club.  The expansion was completed in December 2016.  The Company, on February 1, 2017, acquired land in Santa Ana, Costa Rica upon which the Company plans to construct a new warehouse club. The Company currently plans to open this new warehouse club in the fall of 2017.  With the six warehouse clubs currently operating in Costa Rica, this new warehouse club will bring the number of PriceSmart warehouse clubs operating in Costa Rica to seven. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of February 28, 2017, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of February 28, 2017 is listed below:

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there is either not a clearly defined process or the government has alleged there is not a

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clearly defined process to allow the authorities to refund VAT receivables. The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail.  In one of these countries, where there is recent favorable jurisprudence, the government performed an audit to verify the amount of the VAT receivables as a required precursor to any refund.  The balance of the VAT receivables in these countries was $8.7 million and $7.6 million as of February 28, 2017 and August 31, 2016, respectively.  In another country in which the Company operates warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of February 28, 2017, the Company had deferred tax assets of approximately $2.0 million in this country. Also, the Company had an income tax receivable balance of $3.5 million as of February 28, 2017 related to excess payments from fiscal years 2015, 2016 and 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28,	August 31,
	2017	2016
Prepaid expenses and other current assets	$1,702	$1,635
Other non-current assets	34,060	32,502
Total amount of VAT receivable reported	$35,762	$34,137

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28,	August 31,
	2017	2016
Prepaid expenses and other current assets	$4,756	$6,402
Other non-current assets	12,037	10,376
Total amount of income tax receivable reported	$16,793	$16,778

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

Stock Based Compensation – The Company offers three types of equity awards: stock options (“options”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSAs and RSUs is based on the fair market value at the time of grant with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant.  The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting dates.  The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation as additional paid-in capital and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as a reduction in paid-in capital, based on the Tax Law Ordering method.  In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

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

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, consisted of cash flow hedges (interest rate swaps and cross-currency interest rate swaps) and forward foreign exchange contracts.  In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt.  The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers during the periods reported on herein.

Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment.  For the periods reported, no impairment of such non-financial assets was recorded.

The Company’s current financial assets and liabilities have fair values that approximate their carrying values.  The Company’s long-term financial assets have fair values that approximate their carrying values.  The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs.  There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s 2016 Form 10-K.

Derivatives Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.  If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.  Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company did not change valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets from previous practice during the reporting period.  The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship.  There can be no assurance, however, that this practice effectively mitigates counterparty risk.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2017 and August 31, 2016.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 28, 2017 and August 31, 2016.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recorded for the three and six months ended February 28, 2017 and February 29, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Currency gain (loss)	$915	$(552)	$(13)	$(796)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 230 ASU 2016-18- Statement of Cash Flows (Topic 230)—Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. This ASU addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statement of cash flows.

The amendments in ASU No. 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years and will be applied using a retrospective transition method to each period presented.  The adoption of this ASU will impact the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

FASB ASC 740 ASU 2016-16- Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory. Currently, U.S. GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 230 ASU 2016-15- Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. In particular, ASU No. 2016-15 addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 718 ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including:

•	The income tax consequences,
•	Classification of awards as either equity or liabilities, and
•	Classification on the statement of cash flows

The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.  Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively.  An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.

The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance will likely be material to the provision for income taxes on the Company’s consolidated income statements and earnings per share amounts for the change in the recognition of excess tax benefits or deficiencies. This may create increased volatility in the provision for income tax amounts reported during the interim periods and fiscal year 2018. Previously these amounts were reflected in equity. Additionally, cash paid by the employer when directly withholding shares for tax-withholding purposes will be classified as a financing activity and any excess tax benefits will be classified along with other income tax cash flows as an operating activity.  Adoption of this guidance is not expected to have a material effect on the consolidated balance sheets, statements of cash flows or related disclosures.

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

The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2020. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be to record right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on results of operations or cash flows.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amendments in this ASU were deferred by ASU 2015-14 for all entities by one year and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.  The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019 and is in the process of evaluating the impact and method of adoption of the standard and its related amendments. The Company is reviewing current accounting policies, business processes, systems and controls to identify potential differences or changes that would result from applying the new standard. The Company is still evaluating whether or not there will be a material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.

Recent Accounting Pronouncements Adopted

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

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is allowed.  The Company retrospectively adopted this amended guidance during the second quarter of fiscal year 2016 and now presents all deferred taxes as either long-term assets or long-term liabilities. The Company disclosed within its Annual Report on Form 10-K filed for fiscal year 2016 and within the Quarterly Reports on Form 10-Q for the quarterly periods for fiscal year 2016 the financial impact to the Consolidated Balance Sheet.

FASB ASC 350 ASU 2015-05 - Customers Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued amended guidance about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not include a software license, the customer should account for the arrangement as a service contract.  The amendments do not change the accounting for a customer’s accounting for service contracts.

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

NOTE 3 – EARNINGS PER SHARE

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

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2017 and February 29, 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net income	$27,219	$25,942	$52,088	$49,614
Less: Allocation of income to unvested stockholders	(345)	(371)	(758)	(742)
Net earnings available to common stockholders	$26,874	$25,571	$51,330	$48,872
Basic weighted average shares outstanding	30,004	29,914	29,993	29,902
Add dilutive effect of stock options (two-class method)	4	5	4	5
Diluted average shares outstanding	30,008	29,919	29,997	29,907
Basic net income per share	$0.90	$0.85	$1.72	$1.63
Diluted net income per share	$0.90	$0.85	$1.72	$1.63

NOTE 4 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2017 and 2016 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	N/A	8/31/2017	$0.35
2/3/2016	$0.70	2/15/2016	2/29/2016	N/A	$0.35	8/15/2016	8/31/2016	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Six Months Ended February 28, 2017
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)		$(1,394)	(1)	$(103,951)
Other comprehensive income (loss)	(1,629)	—		783		(846)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	(2)	—		(14)
Ending balance, February 28, 2017	$(103,871)	$(329)		$(611)		$(104,811)

	Six Months Ended February 29, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(10,892)	—		(331)	(1)	(11,223)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	(2)	—		(8)
Ending balance, February 29, 2016	$(111,432)	$(121)		$(1,190)		$(112,743)

	Twelve Months Ended August 31, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(1,702)	(182)		(535)	(1)	(2,419)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	(2)	—		(20)
Ending balance, August 31, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)

(1)	See Note 7 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28,	August 31,
	2017	2016
Retained earnings not available for distribution	$6,213	$5,926

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business related to the Company’s operations and property ownership.  The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.  The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable.  In such cases, there may be a possible exposure to loss in excess of any amounts accrued.  The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate.  If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable.  If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency.  The Company believes that the final disposition of the pending legal proceedings, claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity.  It is possible, however, that the Company's future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions as of February 28, 2017 and August 31, 2016.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2017 and August 31, 2016, the Company has recorded within other accrued expenses a total of $3.9 million and $4.0 million, respectively, for various non-income tax related tax contingencies.

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

During the first quarter of fiscal year 2015, the Company received provisional tax assessments with respect to deductibility and withholdings. One of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.1 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.  Also, in another country where the Company operates, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has appealed) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes.  As of February 28, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $3.5 million as of February 28, 2017 related to excess payments from fiscal years 2015, 2016 and 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it is more likely than not that it will succeed in its appeal on this matter.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended February 28,	Locations(1)
2018	$11,570
2019	11,124
2020(3)	10,559
2021	9,481
2022	8,082
Thereafter	91,164
Total	$141,980	(2)

(1)

Operating lease obligations have been reduced by approximately $316,678 to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

As of August 31, 2016, total future minimum lease commitments were $120.9 million.  The increase during the period ending February 28, 2017 is primarily related to the extension of an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 25, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043.  The lease extension included the real property at this location currently used by the Company and added additional square footage in the same shopping center to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location.  The Company plans to expand and upgrade the current warehouse club and parking areas and to improve access into and out from the location.

(3)	The year 2020 is a leap year with the period ending February 29th.

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions.  As of February 28, 2017 and August 31, 2016, these commitments were approximately $8.2 million and $1.5 million, respectively, for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded deposits of approximately $785,000.  The land purchase option agreements can generally be canceled at the sole option of the Company, with the deposits being fully refundable up and until all permits are issued. However, the deposit on one piece of land totaling approximately $50,000 would be forfeited if pending permits are not received and the Company were to decide not to proceed with the acquisition.  The Company does not have a timetable for when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review.  The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If the purchase option agreements are exercised, the cash use for purchase of land would be approximately $24.5 million.  The Company may enter into additional land purchase option agreements in the future.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 28, 2017 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$296	$7,314	$99	$7,413
Price Plaza Alajuela, S.A.	50%	2,193	1,236	16	3,445	785	4,230
Total		$6,809	$3,638	$312	$10,759	$884	$11,643

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $82,000.

The Company contracts for off-site data recovery services as part of its disaster recovery plan.  The contract for these data recovery services expires on November 30, 2019.  Future minimum service commitments related to this contract are approximately $372,000 for each of the 12-month periods ending February 28, 2018 and 2019 and approximately $279,000 for the 12-month period ending February 28, 2020.

NOTE 6 – DEBT

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2017	$69,000	$6,561	$—	$62,439	10.1%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of February 28, 2017 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of February 28, 2017 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the six months ended February 28, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MFUG Union Bank	—	35,700	35,700
Repayments of long-term debt:
Regularly scheduled loan payments	—	(7,231)	(7,231)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	58	(69)	(11)
Balances as of February 28, 2017	$14,623	$101,942	$116,565	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $141.8 million. No cash assets were assigned as collateral for these loans.

 In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million. The Company will transfer the majority of its Miami distribution center activities located in the previously leased facilities.  This should be completed by the end of the third quarter of fiscal year 2017. To finance the acquisition of this property, the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”) of $35.7 million in January 2017.  This loan has a variable interest rate of 30-day LIBOR plus 1.7%,  with monthly principal and interest payments maturing in 2027. The Company also entered into an interest rate hedge with Union Bank for $35.7 million, the notional amount.  Under the hedge, the Company will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.65%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.  The Company intends to terminate portions of the existing leased Miami distribution facilities or enter into sublease agreements for portions of the leased facility. The Company will record costs related to the termination of the leased facility as liabilities, with the related expenses as warehouse expenses, once the leased facility is available for subleasing.

As of February 28, 2017, the Company had approximately $105.3 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2017, the Company was in compliance with all covenants or amended covenants.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2018	$14,165
2019	13,760
2020 (1)	29,364
2021	19,354
2022	3,405
Thereafter	33,322
Total (2)	$113,370

(1)	The year 2020 is a leap year with the period ending February 29th.
(2)

In the case of loans subject to cross-currency interest rate swaps, the Company has used the effective rate to the Company under the applicable derivative obligation as of February 28, 2017 to disclose the future commitments of the related long-term debt.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

As of February 28, 2017, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2017:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

(1)	The initial notional amount and fixed rate were modified effective January 2017.

For the three and six months ended February 28, 2017 and February 29, 2016, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2017	$755	$358	$1,113
Interest expense for the three months ended February 29, 2016	$813	$471	$1,284
Interest expense for the six months ended February 28, 2017	$1,504	$782	$2,286
Interest expense for the six months ended February 29, 2016	$1,565	$1,018	$2,583

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	February 28,	August 31,
Floating Rate Payer (Swap Counterparty)	2017	2016
Scotiabank	$29,657	$30,188
Union Bank	35,700	—
Citibank N.A.	28,138	32,258
Total	$93,495	$62,446

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 28, 2017			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,719	(987)	1,732	$3,224	$(1,248)	$1,976
Interest rate swaps	Other non-current assets	613	(220)	393	—	—	—
Interest rate swaps	Other long-term liabilities	(69)	19	(50)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(596)	179	(417)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$2,667	$(1,009)	$1,658	$1,710	$(813)	$897

Fair Value Instruments

The Company entered into non-deliverable forward foreign-exchange contracts during fiscal year 2016.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company did not enter into any additional non-deliverable forward foreign exchange contracts during the six months ended February 28, 2017.  The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of February 28, 2017:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2017	August 31, 2016- August 30, 2017

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended February 28, 2017 and February 29, 2016, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
Income Statement Classification	2017	2016	2017	2016
Other income (expense), net	$64	$(88)	$283	$(151)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 28, 2017		August 31, 2016
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(87)	Other accrued expenses	$(110)
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting		$(87)		$(110)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – SEGMENTS

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

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended February 28, 2017
Revenue from external customers	$8,171	$473,994	$219,515	$91,616	$—	$793,296
Intersegment revenues	270,369	—	1,175	12	(271,556)	—
Depreciation and amortization	1,475	5,140	2,531	2,299	—	11,445
Operating income	841	38,371	13,958	1,142	(14,910)	39,402
Net income	2,652	30,545	8,568	364	(14,910)	27,219
Capital expenditures, net	49,792	15,461	2,101	1,045	—	68,399

Six Months Ended February 28, 2017
Revenue from external customers	$18,926	$912,228	$426,537	$175,177	$—	$1,532,868
Intersegment revenues	588,031	—	2,873	22	(590,926)	—
Depreciation and amortization	3,049	10,004	4,989	4,520	—	22,562
Operating income	7,088	72,708	26,484	2,260	(30,759)	77,781
Net income	4,960	57,605	19,741	541	(30,759)	52,088
Capital expenditures, net	52,129	26,217	6,539	1,518	—	86,403
Long-lived assets (other than deferred tax assets)	68,872	288,855	109,353	134,833	—	601,913
Goodwill	—	31,153	4,539	—	—	35,692
Total assets	126,494	538,628	300,983	190,847	—	1,156,952

Three Months Ended February 29, 2016
Revenue from external customers	$6,567	$474,924	$230,035	$66,405	$—	$777,931
Intersegment revenues	245,041	—	1,326	—	(246,367)	—
Depreciation and amortization	1,031	4,570	2,441	1,487	—	9,529
Operating income/(loss)	5,183	38,980	14,658	(1,698)	(17,987)	39,136
Net income/(loss)	1,591	31,433	13,100	(2,195)	(17,987)	25,942
Capital expenditures, net	2,418	4,497	1,768	5,721	—	14,404

Six Months Ended February 29, 2016
Revenue from external customers	$14,816	$898,484	$441,698	$134,864	$—	$1,489,862
Intersegment revenues	559,662	—	2,764	—	(562,426)	—
Depreciation and amortization	1,961	8,811	4,849	3,111	—	18,732
Operating income	10,662	72,689	28,248	(2,032)	(33,136)	76,431
Net income	3,318	57,635	24,903	(3,106)	(33,136)	49,614
Capital expenditures, net	3,327	15,678	5,750	8,996	—	33,751
Long-lived assets (other than deferred tax assets)	16,776	265,262	107,945	104,860	—	494,843
Goodwill	—	31,090	4,611	—	—	35,701
Total assets	72,661	505,567	280,293	150,322	—	1,008,843

As of August 31, 2016
Long-lived assets (other than deferred tax assets)	$19,222	$271,039	$108,426	$137,599	$—	$536,286
Goodwill	—	31,091	4,546	—	—	35,637
Total assets	100,744	515,478	287,088	193,425	—	1,096,735

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2017 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a US $12.0 million loan to be repaid in 8 quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017.

Non-deliverable forward foreign-exchange contracts

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $6.0 million with settlement dates of May and June 2017.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart," the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters.  These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and risks inherent in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks that might not be adequately compensated by insurance; general economic conditions could adversely impact our business in various respects; our failure to maintain our brand and reputation could adversely affect our results of operations; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables; a few of our stockholders own approximately 25.3% of our voting stock as of February 28, 2017, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we face the possibility of operational interruptions related to union work stoppages; we are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including those set forth in Part II – Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2016 filed on October 27, 2016 pursuant to the Securities Exchange Act of 1934, as amended, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2017 and February 29, 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of February 28, 2017 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of February 28, 2017 for each country or territory are as follows:

	Number of	Number of	Anticipated Additional	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse	Warehouse
	in Operation as of	in Operation as of	Club Openings	Club Openings
Country/Territory	August 31, 2016	February 28, 2017	In Fiscal Year 2017	In Fiscal Year 2018
Colombia	6	7	—	—
Costa Rica	6	6	—	1
Panama	5	5	—	—
Trinidad	4	4	—	—
Dominican Republic	3	3	—	—
Guatemala	3	3	—	—
Honduras	3	3	—	—
El Salvador	2	2	—	—
Nicaragua	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Totals	38	39	—	1

We opened a new warehouse club in Chia, Colombia, in September 2016, fiscal year 2017, that we constructed on land we acquired in May 2015, bringing the total of warehouse clubs operating in Colombia to seven. We are not planning any more warehouse club openings for fiscal year 2017.

In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015.  On December 4, 2015 we signed an option to acquire two properties and then swapped them for 59,353 square feet of land adjacent to our San Pedro Sula warehouse club in Honduras.  We exercised this option and completed the swap during May 2016. We used the acquired land to expand the parking lot for the San Pedro Sula warehouse club.  We completed the expansion in December 2016.  On February 1, 2017, the Company acquired land in Santa Ana, Costa Rica upon which the Company plans to construct a new warehouse club. We currently plan to open this new warehouse club in the fall of 2017, fiscal year 2018.  With the six warehouse clubs currently operating in Cost Rica, this new warehouse club will bring the number of PriceSmart warehouse clubs operating in Costa Rica to seven. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and 2016, as many of our markets are susceptible to foreign currency exchange rate volatility.  In the first six months of fiscal year 2017, approximately 77% of our net warehouse sales were in currencies other than the U.S. dollar.  Meanwhile, approximately 51% of net warehouse sales were comprised of sales of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar.

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

Our consolidated results of operations in fiscal years 2015 and 2016 were adversely affected by a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar beginning in August 2014, which negatively impacted sales and margins in that market.  Over the course of fiscal year 2016, the devaluation of the Colombian peso against the U.S. dollar resulted in decreased U.S. dollar reported warehouse clubs sales and membership income, after translation, by approximately 26% when compared to fiscal year 2015.  A significant devaluation of the local currency relative to the U.S. dollar in a country in which we do business not only reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise and thus the prices we charge our members, which impacts demand for a significant portion of the Company’s merchandise offering.  In Colombia, the exchange rate between the Colombian peso and the U.S. dollar has stabilized over the past nine months, with average monthly rates between 2,900 and 3,100 pesos to the dollar from June 2016 to February 2017.  As a result, our business performance in Colombia has seen steady improvement in the first two quarters of fiscal year 2017.

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

In some of our Central American and Caribbean markets, overall economic activity during the first half of fiscal year 2017 has been sluggish, which has adversely affected the level of consumer spending during the period. For example, Trinidad’s economy, which has been significantly harmed by declining oil and gas exports and which has been further slowed by government policies intended to manage its foreign exchange reserves, has been experiencing overall difficult economic conditions with a corresponding impact on consumer spending.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy, which adversely affects near-term consumer spending. Similarly, the need for increased tax revenue in certain countries can cause changes in tax policies that affect consumers’ personal tax rates and/or consumption taxes, such as VAT (value-added taxes), which effectively raise the prices of various products. In addition, if a major employer in a market reduces its work force, as has happened in the past in Aruba and Costa Rica, overall consumer spending can suffer.

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we have been experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing the amounts owed to PriceSmart, Inc. from our Trinidad subsidiary. We are working with our banks to source other tradeable currencies (such as Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this condition will continue. As of February 28, 2017, the imbalance of shipments made to Trinidad compared to the availability of U.S. dollars that we could obtain in Trinidad to pay for those shipments resulted in U.S. dollar-denominated liabilities of approximately $16.0 million.  These liabilities are exposed to a potential devaluation of the Trinidad dollar compared to the U.S. dollar which, according to a report issued by the International Monetary Fund in 2016, could be overvalued by 20% or more.  If, for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $3.2 million given that level of dollar-denominated liabilities.  In addition, to the extent we are unable to exchange TT dollars for U.S. dollars, this causes delays in payments owed to us by our Trinidad subsidiary which, in turn, reduces our ability to deploy that cash for other corporate purposes.  In response to the uncertain state of tradable currency in Trinidad, we took steps to limit our exposure.  Beginning in November we reduced new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This reduced level of shipments adversely affected sales in the second quarter, particularly December, although less than our initial estimate of $8.0 million to $12.0 million.  These actions did not impact the level of merchandise we obtain locally in Trinidad.  Most recently, we have been able to improve our sourcing of tradeable currencies which has allowed for a more normalized flow of imported merchandise as we enter the third fiscal quarter.  However, the illiquidity situation remains in that market, and we have not been able to fully address the level of dollar-denominated liabilities. Going forward, we could again find ourselves in a position that requires us to limit shipments from the U.S. to Trinidad in line with our ability to exchange TT dollars for tradeable currencies or to reduce our exposure to a potential devaluation.  This may result in our Trinidad subsidiary running out of certain merchandise, from time to time during the remainder of the year, which could negatively impact sales in Trinidad.

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

We seek to grow sales by increasing transaction size and shopping frequency of our members by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members and improving the capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations.  Finally, sales growth is also achieved when we add new warehouse clubs with a corresponding increase in members in those markets that can support that growth.  Sales during fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015.  In the current fiscal year we opened a new warehouse club in Chia, Colombia in September.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for the second quarter of fiscal year 2017, net warehouse sales increased 1.8% when compared to the same period a year ago.

One of the distinguishing features of the warehouse club format is the role membership plays both in terms of pricing and member loyalty.  Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices.  In most of our markets, the annual membership fee is the equivalent of U.S. $35 for both business members and non-business “Diamond” members.  In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading at approximately 3,000 COP to $1.00 US dollar so that the converted membership price in U.S. dollars has gone from approximately U.S. $30 to approximately U.S. $20.  In February, we raised the membership fee in Colombia to 75,000 COP.  In addition to the standard warehouse club membership, we offer in Costa Rica what we call Platinum membership for $75.  A Platinum membership earns a 2% rebate on annual purchases up to a maximum of $500 rebate per year. We expect to offer this type of membership in at least one other country later this year.

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, which we receive primarily at our Miami distribution centers. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets.  Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs.  We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.  These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment. Additionally, in January 2017 we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we will transfer the majority of our current leased Miami distribution center activities during the third quarter of fiscal year 2017.  This new distribution facility will increase our ability to efficiently receive, handle and distribute merchandise.

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

Financial highlights for the second quarter of fiscal year 2017 included:

•

Net warehouse club sales increased 1.8% over the comparable prior year period.  We ended the quarter with 39 warehouse clubs compared to 38 warehouse clubs at the end of the second quarter of fiscal year 2016.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended March 5, 2017 were 2.1% above the comparable 13-week period last year.

•	Membership income for the second quarter of fiscal year 2017 increased 4.9% to $11.8 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) as a percent of net warehouse club sales increased 4.6% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.6%, an increase of 40 basis points (0.40%) from the same period last year.

•	Operating income for the second quarter of fiscal year 2017 was $39.4 million, an increase of $0.3 million over the second quarter of fiscal year 2016.
•	We recorded a $915,000 net gain from currency gain or losses in the current quarter compared to a $(552,000) net loss from currency exchange transactions in the same period last year.
•	The effective tax rate for second quarter of fiscal year 2017 is 30.6%, as compared to the effective tax rate for the second quarter of fiscal year 2016 of 31.7%.
•	Net income for the second quarter of fiscal year 2017 was $27.2 million, or $0.90 per diluted share, compared to $25.9 million, or $0.85 per diluted share, in the comparable prior year period.

Financial highlights for the six months ending February 28, 2017 included:

•

Net warehouse club sales increased 2.7% over the comparable prior year period.  We ended the quarter with 39 warehouse clubs compared to 38 warehouse clubs at the end of the second quarter of fiscal year 2016.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 26 weeks ended March 6, 2017 grew 1.1% from the comparable 13-week period a year ago.

•	Membership income for the first six months of fiscal year 2017 increased 3.5% to $23.5 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) as a percent of net warehouse club sales for the first six months of fiscal year 2017 were 14.8%,  an increase of 43 basis points (0.43%) from the same period last year.

•	Operating income for the first six months of fiscal year 2017 was $77.8 million, an increase of $1.4 million over the first six months of fiscal year 2016.

•

Net gains from currency exchange transactions in the second quarter of fiscal year 2017 offset the losses recorded in the first quarter of the year resulting in a minimal loss of $13,000 for the six month period ending February 28, 2017.  Last year, currency exchange transactions for the six month period were a net loss of $796,000.

•	The effective tax rate for the first six months of fiscal year 2017 is 31.0%, as compared to the effective tax rate for the first six months of fiscal year 2016 of 32.7%.
•	Net income for the first six months of fiscal year 2017 was $52.1 million, or $1.72 per diluted share, compared to $49.6 million, or $1.63 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2017 with the three-month and six-month periods ended on February 29, 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three and six months ended February 28, 2017 and 2016.

	Three Months Ended
	February 28, 2017				February 29, 2016
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$465,808	60.3%	$(1,159)	(0.2)%	$466,967	61.5%
Caribbean	216,403	28.0%	(10,552)	(4.6)%	226,955	29.9%
Colombia	90,062	11.6%	24,997	38.4%	65,065	8.6%
Net warehouse club sales	$772,273	100.0%	$13,286	1.8%	$758,987	100.0%

	Six Months Ended
	February 28, 2017				February 29, 2016
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$895,985	60.2%	$13,546	1.5%	$882,439	60.9%
Caribbean	420,303	28.2%	(15,251)	(3.5)%	435,554	30.0%
Colombia	172,064	11.6%	40,239	30.5%	131,825	9.1%
Net warehouse club sales	$1,488,352	100.0%	$38,534	2.7%	$1,449,818	100.0%

Comparison of Three Months and Six Months Ended February 28, 2017 and February 29, 2016

Net warehouse sales in Central America for the second quarter of fiscal year 2017 declined 0.2% largely as a result of weakness in our Costa Rica market where sales declined 4.9% (a 1.3% decline in local currency).  Panama, Guatemala and Honduras all recorded positive growth in warehouse sales.  For the six-month period, Central America sales grew 1.5% and were aided by the sales associated with the additional club in Nicaragua which opened at the end of November 2016.

Many of our Caribbean markets experienced sales declines in the quarter and six month periods compared to a year ago, with only Jamaica and USVI recording year on year growth for the second quarter.  Trinidad is our largest market in that segment, and the difficult economic environment, including the Company’s decision to limit shipments during the period resulted in a 9.6% decline in net warehouse sales compared to a year ago for the quarter and 7.4% for the six-month period.

Net warehouse sales in Colombia had good growth with the addition of our new Chia club on September 1 contributing to an overall sales growth of 38.4% in the quarter and 30.5% for the six-month period.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past nine months, we have seen an improving sales picture in all of our warehouse clubs in Colombia. This, coupled with our efforts to source high quality merchandise from local suppliers, resulted in a  15.9% increase in transactions this quarter.  The second quarter growth in average ticket of 19.4% was aided by an improved exchange rate between the Colombian peso and the U.S. dollar.  In the second quarter of fiscal year 2016, the average exchange rate was 3,283 pesos to the dollar.  In the current period the rate was 2,951.  Measured in local currency, the average ticket during the second fiscal quarter grew 7.4%.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 ½  calendar months before its results for the current period were compared with its results for the prior period.  For example, the sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 were not used in the calculation of comparable sales until January 2016.  Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, were not used in the calculation of comparable sales until January and February 2016, respectively.  Sales related to the warehouse club opened in Panama (“Costa Verde”) in June 2015 and the warehouse club opened in Nicaragua opened in November 2015 will not be used in the calculation of comparable sales until September 2016 and January 2017, respectively.  Sales related to the warehouse club opened in Colombia in September 2016 will not be used in the calculation of comparable sales until November 2017.

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

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13 week period ending March 5, 2017 grew 2.1%, and for the 26 week period grew 1.1%.  The negative sales growth in the Caribbean segment, driven largely by Trinidad, offset positive comparable sales growth in the Central American and Colombian segments despite some cannibalized sales resulting from the new warehouse club in Managua, Nicaragua and the new warehouse club in Chia, Colombia.  These new warehouse clubs are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales.  The new warehouse clubs are attracting new members from areas not previously served by us, but they are also creating the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation has an adverse impact on comparable warehouse club sales.

Export Sales

	Three Months Ended

	February 28, 2017				February 29, 2016

	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$8,172	1.1%	$1,623	24.8%	$6,549	0.9%

	Six Months Ended
	February 28, 2017				February 29, 2016
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$18,906	1.3%	$4,125	27.9%	$14,781	1.0%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximately 5% margin.  Changes in the activity in the three months ended February 28, 2017 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,833	$548	4.9%	$11,285
Membership income % to net warehouse club sales	1.5%			1.5%
Number of total accounts	1,514,183	49,299	3.4%	1,464,884

	Six Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Membership income	$23,543	$792	3.5%	$22,751
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,514,183	49,299	3.4%	1,464,884

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts for which income is recognized. The average number of member accounts during the second quarter of fiscal year 2017 was 3.2% higher than the year before. The income recognized per average member account increased 1.6%  in the current fiscal quarter, largely attributable to the improved exchange rate for membership income in Colombia when converted to U.S. dollars.  For the six-month period, the average number of accounts for which membership income was recognized increased 2.2% and the income recognized per average member increased 1.2%.

The Company had a net increase of 14,505 membership accounts in the quarter.  Membership accounts in Colombia increased 6,479 on improving renewal rates and the addition of new membership accounts.  For the six-month period, membership accounts for the Company and Colombia increased 23,759 and 9,979, respectively.  The Company’s twelve-month renewal rate for the period ended February 28, 2017 improved to 83% from the twelve-month period ending August 31, 2016 rate of 80%.  Excluding Colombia, the twelve-month renewal rate was 86% as of February 28, 2017. While improving, the renewal rate of current members in Colombia is below that which we experience in other markets.

Other Income

	Three Months Ended
	February 28,			February 29,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Other income	$1,018	$(92)	(8.3)%	$1,110

	Six Months Ended

	February 28,			February 29,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Other income	$2,067	$(445)	(17.7)%	$2,512

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

Other income for the quarter was approximately equal to the prior year.  For the six-month period, the period-over-period decrease was primarily attributable to a $202,000 gain recorded in the first quarter of fiscal year 2016 associated with an insurance recovery for the fire in the Pradera, Guatemala warehouse club in June 2015.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended
	February 28, 2017			February 29, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$772,273	$13,286	100.0%	$758,987	100.0%
Less associated cost of goods	659,802	8,302	85.4%	651,500	85.8%
Warehouse gross profit margin	$112,471	$4,984	14.6%	$107,487	14.2%

	Six Months Ended
	February 28, 2017			February 29, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,488,352	$38,534	100.0%	$1,449,818	100.0%
Less associated cost of goods	1,268,292	26,609	85.2%	1,241,683	85.6%
Warehouse gross profit margin	$220,060	$11,925	14.8%	$208,135	14.4%

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

For the three-month and six-month periods ended February 28, 2017, warehouse gross profit margin as a percent of sales was 40 basis points (0.40%) higher than the three months ended February 29, 2016 and 43 basis points higher for the six month period.  In both comparisons, the increase was largely attributable to higher warehouse gross profit margins in Colombia, resulting from the improving conditions in that market, including reduced markdowns from a year ago.

Export Sales Gross Profit Margin

	Three Months Ended
	February 28, 2017			February 29, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$8,172	$1,623	100.0%	$6,549	100.0%
Less associated cost of goods sold	7,761	1,536	95.0%	6,225	95.1%
Export sales gross profit margin	$411	$87	5.0%	$324	4.9%

	Six Months Ended
	February 29, 2016			February 29, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$18,906	$4,125	100.0%	$14,781	100.0%
Less associated cost of goods sold	17,942	3,885	94.9%	14,057	95.1%
Export sales gross profit margin	$964	$240	5.1%	$724	4.9%

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

The increase in export sales gross margin dollars for the three and six months ended February 28, 2017 compared to the same period a year ago was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended
	February 28, 2017				February 29, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$67,784	8.8%	$3,021	4.7%	$64,763	8.5%

	Six Months Ended
	February 28, 2017				February 29, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$133,210	9.0%	$7,607	6.1%	$125,603	8.7%

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

Warehouse club operations expense for the second quarter of fiscal year 2017 was 8.8% of warehouse club sales. This reflects a 25 basis point (0.25%) increase from the same quarter last year. For the six months ended February 28, 2017, warehouse club operating expenses were 9.0% of warehouse club sales, a 29 basis point (0.29%) increase from the same period last year.  Low or negative comparable sales growth in a number of our Caribbean markets and in Costa Rica, contributed to an overall increase in warehouse expense as a percent of sales.  Colombia had a reduction in warehouse club operations expense as a percent of sales for the quarter and six month period of 128 basis points (1.28%) and 66 basis points (0.66%), respectively, due to the higher sales compared to the year-ago periods.

General and Administrative Expenses

	Three Months Ended
	February 28, 2017				February 29, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$18,212	2.4%	$2,028	12.5%	$16,184	2.1%

	Six Months Ended
	February 28, 2017				February 29, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$35,014	2.4%	$3,367	10.6%	$31,647	2.2%

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

For the three- and six-month periods ended February 28, 2017, general and administrative expenses grew 12.5% and 10.6%, respectively, compared to the year ago quarter.  Year-on-year increased spending resulted primarily from increased staffing in our buying department, higher deferred compensation expense, and information technology costs. In addition, the growth in expenses in the six-month period includes costs associated with the relocation of an executive to our San Diego headquarters.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	February 28,			February 29,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Pre-opening expenses	$—	$(71)	(100.0)%	$71

	Six Months Ended
	February 28,			February 29,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Pre-opening expenses	$(113)	$(489)	(130.1)%	$376

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

The Company did not incur any pre-opening expenses in the current quarter.  There was a credit to pre-opening expenses in the quarter ended November 30, 2016 resulting from corrections to the amount recorded for the fourth quarter of fiscal year 2016 following the opening of the Chia, Colombia club.  Pre-opening expenses in fiscal year 2016 were primarily related to the Managua, Nicaragua warehouse club which opened in November 2016.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$335	$283	544.2%	$52

	Six Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$742	$677	1,041.5%	$65

Operating Income

	Three Months Ended
	February 28, 2017				February 29, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Operating income	$39,402	5.1%	$266	0.7%	$39,136	5.2%

	Six Months Ended
	February 28, 2017				February 29, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Operating income	$77,781	5.2%	$1,350	1.8%	$76,431	5.3%

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

For the three months ended February 28, 2017, operating income increased $300,000 compared to the prior year.

For the six months ended February 28, 2017, operating income increased $1.4 million compared to the prior year.

Interest Expense

	Three Months Ended
	February 28,		February 29,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,342	$137	$1,205
Interest expense related to hedging activity	358	(113)	471
Capitalized interest	(56)	84	(140)
Net interest expense	$1,644	$108	$1,536

	Six Months Ended
	February 28,		February 29,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$2,760	$435	$2,325
Interest expense related to hedging activity	782	(236)	1,018
Capitalized interest	(244)	190	(434)
Net interest expense	$3,298	$389	$2,909

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions, and distribution centers, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three and six months ended February 28, 2017 increased from a year ago, with an increase in long-term debt, primarily to finance the acquisition of the distribution center in Miami, Florida and a decrease in interest capitalized.  These increases are offset by a decrease in interest expenses related to hedging activity.  The decrease in interest expense related to hedging activity is a result of the retirement of loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$915	$1,467	(265.8)%	$(552)

	Six Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$(13)	$783	(98.4)%	$(796)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), are recorded as currency gains or losses.

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

For the three-month period, we had a net gain associated with foreign currency transactions. These gains resulted from the revaluation of net U.S. dollar assets in certain markets where the local functional currency devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  The gains in the current quarter offset the losses in the first fiscal quarter where we experienced exchange losses in many of our foreign subsidiaries due to the strength of the U.S. dollar during a period when certain of our countries had net U.S dollar liabilities.  In particular, Honduras experienced a larger than usual decline in its currency at a time when it had a foreign exchange exposure second only to Trinidad.  We also incurred higher transaction costs associated with converting TT dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. While that situation continues in Trinidad, we have taken that additional cost into consideration in our pricing model.

Provision for Income Taxes

	Three Months Ended
	February 28,		February 29,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$14,385	$2,115	$12,270
Net deferred tax provision (benefit)	(2,396)	(1,941)	(455)
Provision for income taxes	$11,989	$174	$11,815
Effective tax rate	30.6%		31.7%

	Six Months Ended
	February 28,		February 29,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$24,838	$909	$23,929
Net deferred tax provision (benefit)	(1,412)	(1,428)	16
Provision for income taxes	$23,426	$(519)	$23,945
Effective tax rate	31.0%		32.7%

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

For the three months ended February 28, 2017, the effective tax rate was 30.6%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors: (i) an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia. This intercompany transaction resulted in a favorable impact on the effective tax rate of 2.3% due to the reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect a similar favorable impact to the consolidated Company’s effective tax rate over the next several quarters; (ii) the favorable impact of 1.2% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (iii) the unfavorable impact of 1.6% primarily resulting from changes in the statutory income tax rates in foreign jurisdictions; (iv) the unfavorable impact of 0.6% due to the non-recurring of a favorable impact from the tax effect of foreign currency in the prior period.

For the six months ended February 28, 2017, the effective tax rate was 31.0%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors: (i) an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia. This intercompany transaction resulted in a favorable impact on the effective tax rate of 1.9% due to the reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect a similar favorable impact to the consolidated Company’s effective tax rate over the next several quarters; (ii) the favorable impact of 0.9% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (iii) the unfavorable impact of 0.5% primarily resulting from changes in the statutory income tax rates in foreign jurisdictions.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$9,521	$20,156	(189.5)%	$(10,635)

	Six Months Ended
	February 28,			February 29,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$(860)	$10,371	(92.3)%	$(11,231)

Comparison of Three and Six Months Ended February 28, 2017 and February 29, 2016

Our other comprehensive income of approximately $9.5 million for the second quarter of fiscal year 2017 resulted primarily from comprehensive income of approximately $9.2 million from foreign currency translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar and by comprehensive income of approximately $291,000 related to unrealized gains on changes in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  During the six months ended February 28, 2017, other comprehensive loss resulted primarily from approximately $1.6 million in comprehensive losses related to the translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive income of approximately $783,000 related to unrealized gains on changes in derivative obligations.

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

	February 28,	August 31,
	2017	2016
Cash and cash equivalents held by foreign subsidiaries	$155,483	$160,053
Cash and cash equivalents held domestically	26,507	39,469
Total cash and cash equivalents	$181,990	$199,522

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars, which limits our ability to deploy that cash for corporate purposes. We will continue to seek to maximize the level of tradeable currency our Trinidad subsidiary can obtain (such as Euros and Canadian dollars) from our relationship banks.  However, until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We began limiting our shipments of merchandise to Trinidad, starting in November 2016, from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars. This reduced level of shipments adversely affected sales in the second quarter, particularly December, although less than our initial estimate of $8.0 million to $12.0 million. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Most recently, we have been able to improve our sourcing of tradeable currencies which has allowed for a more normalized flow of imported merchandise as we enter the third fiscal quarter.  However, the illiquidity situation remains in that market, and we have not been able to fully address the level of dollar-denominated liabilities. Going forward, we could again find ourselves in a position that requires us to limit shipments from the U.S. to Trinidad in line with our ability to exchange TT dollars for tradeable currencies or to reduce our exposure to a potential devaluation. This may result in our Trinidad subsidiary running out of certain merchandise, from time to time during the remainder of the year, which could negatively impact sales in Trinidad.

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28,	February 29,
	2017	2016
Net cash provided by (used in) operating activities	$64,444	$69,580
Net cash provided by (used in) investing activities	(87,139)	(32,242)
Net cash provided by (used in) financing activities	6,318	(17,878)
Effect of exchange rates	(1,155)	(3,524)
Net increase (decrease) in cash and cash equivalents	$(17,532)	$15,936

Our net cash provided by (used in) operating activities for the six months ended February 28, 2017 and February 29, 2016 is summarized below:

	Six Months Ended		Increase/
	February 28,	February 29,	(Decrease)
	2017	2016	2017 to 2016
Net income	$52,088	$49,614	$2,474
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	22,562	18,732	3,830
(Gain) loss on sale of property and equipment	742	65	677
Deferred income taxes	(1,412)	16	(1,428)
Stock-based compensation expenses	4,965	4,020	945
Other non-cash operating activities	7	(375)	382
Net non-cash related expenses	$26,864	$22,458	$4,406
Net income from operating activities reconciled for non-cash operating activities	78,952	72,072	6,880
Changes in operating assets and liabilities not including merchandise inventories	386	(3,824)	4,210
Changes in merchandise inventories	(14,077)	7,074	(21,151)
Changes in accounts payable	(817)	(5,742)	4,925
Net cash provided by (used in) operating activities	$64,444	$69,580	$(5,136)

Net income from operating activities reconciled for non-cash operating activities increased approximately $6.9 million for the six-months ended February 28, 2017 over the same period last year.  This was primarily a result of a year-on-year increase in net income of approximately $2.5 million and a year-on-year increase in depreciation expense of approximately $3.8 million due to new warehouse club construction and the continued ongoing capital improvements to existing warehouse clubs.   These increases were partially offset by increases in deferred income taxes of approximately $1.4 million, primarily due to the reduction of taxable income in the U.S. as a result of the intercompany transaction between PriceSmart, Inc. and its Colombia subsidiary, which resulted in reduced utilization of U.S. deferred tax benefits. The increase in cash from operating activities reconciled for non-cash operating activities was offset by cash use related to operating activities for approximately $16.0 million.  This was primarily related to increases in inventory due to the addition of a warehouse club opened during September 2016 in Chia, Colombia, increases in inventory for the preparation of the Easter holidays, and increase in inventory to support increased sales within the Company’s Colombia segment.

Our use of cash in investing activities for the six months ended February 28, 2017 and February 29, 2016 is summarized below:

	Six Months Ended		Increase/
	February 28,	February 29,	(Decrease)
	2017	2016	2017 to 2016
Cash used for additions of property and equipment:
Land acquisitions	$8,639	$1,148	$7,491
Deposits for land purchase option agreements	300	75	225
Warehouse club and distribution center expansion, construction and land improvements	58,947	21,001	37,946
Acquisition of fixtures and equipment	19,434	10,028	9,406
Proceeds from disposals of property and equipment	(181)	(129)	(52)
Capital contribution to joint ventures	—	119	(119)
Net cash flows used by (provided in) investing activities	$87,139	$32,242	$54,897

Net cash used in investing activities increased in the first six months fiscal year 2017 compared to the first six months of fiscal year 2016 by approximately $54.9 million.  This was primarily due to an increase  in cash expenditures for warehouse club expansions related to the acquisition of a distribution center in Medley, Miami-Dade County, Florida in January and construction activities of a warehouse club in Chia, Colombia that opened in October 2016.  The Company also used cash for the acquisition of land in Costa Rica.  An increase in overall warehouse club expansion activities, related to warehouse expansions in Guatemala, Honduras and El Salvador during the first six months of fiscal year 2017, also increased year-on-year investing activities.

As of February 28, 2017, we  had commitments for capital expenditures for new warehouse club construction for approximately $8.2 million.  We expect to spend approximately $70.0 million in other capital expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion projects on existing warehouse clubs and land acquisitions during the remainder of fiscal year 2017. We entered into a lease extension during November 2016 for an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 24, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043.  The lease extension covers the real property at this location currently used by the Company plus additional square footage in the same shopping center, which has been added to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location.  The Company plans to expand and upgrade the current warehouse club and parking areas and to improve access into and out from the location.  The costs associated with this planned expansion and these improvements is included within our projected spend during the fiscal year. Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as a commitments, for which we have recorded deposits of approximately $785,000.  The land purchase option agreements can generally be canceled at our sole option with the deposits being fully refundable up and until all permits are issued. However, the deposit on one piece of land totaling approximately $50,000 would be forfeited if one pending permit is not received and we were to decide not to proceed with the acquisition.  We do not have a timetable of when or if we will exercise these land purchase options, due to the uncertainty related to the completion of our due diligence reviews.  Our due diligence reviews include evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If all of these purchase option agreements are exercised, the cash use for the acquisition of land would be approximately $24.5 million.   We may enter into additional land purchase option agreements in the future.

 In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million. The Company will transfer the majority of its Miami distribution center activities located in its previously leased facilities.  This should be completed by the end of the third quarter of fiscal year 2017. The Company intends to terminate leases with respect to portions of the existing leased Miami distribution facilities or enter into sublease agreements for portions of the leased facilities. The Company will record costs related to our ceasing to use the leased facilities as liabilities, with the related expenses as warehouse expenses, once the leased facility is available for subleasing.

Net cash (used in) provided by financing activities for the six months ended February 28, 2017 and February 29, 2016 is summarized below:

	Six Months Ended		Increase/
	February 28,	February 29,	(Decrease)
	2017	2016	2017 to 2016
New bank loans offset by regularly scheduled payments on existing bank loans (loan activities)	$18,458	$(5,931)	$24,389
Cash dividend payments	(10,641)	(10,629)	(12)
Proceeds from exercise of stock options and the tax benefit related to stock options	442	638	(196)
Purchase of treasury stock related to vesting of restricted stock	(1,941)	(1,956)	15
Net cash provided by/(used in) financing activities	$6,318	$(17,878)	$24,196

Net cash from long-term and short-term loan activities increased approximately $24.4 million during the first six months of fiscal year 2017 over the first six months of fiscal year 2016.  This increase in cash primarily resulted from the new loan for approximately $35.7 million related to the acquisition of the Miami distribution center, offset by regularly scheduled long-term loan payments of $7.2 million and additional net payments of approximately $10.0 million on short-term loans.

The following table summarizes the dividends declared and paid during fiscal year 2017 and 2016 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	N/A	8/31/2017	$0.35
2/3/2016	$0.70	2/15/2016	2/29/2016	N/A	$0.35	8/15/2016	8/31/2016	N/A	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On January 27, 2017 the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”). The loan establishes a credit facility of up to 75% LTV of the acquired property at a variable interest rate of 30-day LIBOR plus 1.7% for a ten-year term, with monthly principal and interest payments, maturing in 2027. An initial loan amount of $35.7 million loan was funded on January 27, 2017.  The Company entered into an interest rate hedge on November 7, 2016 with Union Bank for $35.7 million, the notional amount.  The Company will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.65%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 28, 2017:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
(1)	The initial notional amount and fixed rate were modified effective January 2017.

We measure the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.  We have designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and have accounted for them under hedge accounting rules.  Derivatives listed on the table below were designated as cash flow hedging instruments.  The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		February 28, 2017			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,719	(987)	1,732	$3,224	$(1,248)	$1,976
Interest rate swaps	Other non-current assets	613	(220)	393	—	—	—
Interest rate swaps	Other long-term liabilities	(69)	19	(50)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(596)	179	(417)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$2,667	$(1,009)	$1,658	$1,710	$(813)	$897

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of February 28, 2017:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	31-Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	August 30, 2017	August 31, 2016- August 30, 2017

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 28, 2017		August 31, 2016
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	$(87)	Other accrued expenses	$(110)
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting		$(87)		$(110)

(1)

The fair value of these financial assets and liabilities measured and recorded using Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and which in some cases are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2017	$69,000	$6,561	$—	$62,439	10.1%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of February 28, 2017 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of February 28, 2017 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the six months ended February 28, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MFUG Union Bank	—	35,700	35,700
Repayments of long-term debt:
Regularly scheduled loan payments	—	(7,231)	(7,231)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	58	(69)	(11)
Balances as of February 28, 2017	$14,623	$101,942	$116,565	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $141.8 million. No cash assets were assigned as collateral for these loans.

As of February 28, 2017, the Company had approximately $105.3 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2017, the Company was in compliance with all covenants or amended covenants.

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

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day’s closing price per share, with the funds used to pay the employees’ minimum statutory tax withholding requirements.  The Company expects to continue this practice going forward.  The Company did not repurchase any shares during the first three months of fiscal years 2017 and 2016.

	Six Months Ended
	February 28,	February 29,
	2017	2016
Shares repurchased	23,391	26,637
Cost of repurchase of shares (in thousands)	$1,941	$1,956

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first six months of fiscal years 2017 and 2016.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of February 28, 2017, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on February 28, 2017 and August 31, 2016.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received assessments totaling $5.1 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets.  However, in three countries there is either not a clearly defined process or the governments have alleged there is not a clearly defined process to allow the authorities to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is favorable jurisprudence, the government performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund.  The balance of the VAT receivable in these countries was $8.7 million and $7.6 million as of February 28, 2017 and August 31, 2016, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of February 28, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $3.5 million as of February 28, 2017, related to excess payments from fiscal year 2015, 2016 and 2017. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will ultimately succeed in our refund requests, related appeals and/or court challenge on this matter.

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

Long-lived Assets: We periodically evaluate our long-lived assets for indicators of impairment.  Some of the key indicators that an asset may be impaired are:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at February 28, 2017 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $1.0 million since August 31, 2016, primarily due to the addition of an interest rate swap related to a $35.7 million loan entered by the Company, fluctuation in exchange rates for the currencies that are being hedged and changes in the scheduled maturities of the underlying instruments during the six months ended February 28, 2017. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $1.6 million net loss for the six months ended February 28, 2017 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the three and six month periods ending February 28, 2017 and February 29, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Currency gain (loss)	$915	$(552)	$(13)	$(796)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% compared to the U.S. dollar. Until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We have reduced new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This reduced level of shipments had some negative affect on sales in the second quarter, particularly December, although less than our initial estimate of $8.0 million to $12.0 million.  These actions did not impact the level of merchandise we obtain locally in Trinidad.  Most recently we have been able to improve our sourcing of tradeable currencies, which has allowed for a more normalized flow of imported merchandise as we enter the third fiscal quarter.  However, the illiquidity situation remains in that market and we have not been able to fully address the level of dollar-denominated liabilities. Going forward, we could again find ourselves in a position that requires us to limit shipments from the U.S. to Trinidad in line with our ability to exchange TT dollars for tradeable currencies or to reduce our exposure to a potential devaluation.    This may result in our Trinidad subsidiary running out of certain merchandise, from time to time during the remainder of the year, which could negatively impact sales in Trinidad.  As of February 28, 2017, we have net U.S. dollar denominated liabilities of approximately $16.0 million that would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $3.2 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended February 28, 2017, the Company repurchased a total of 23,391 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during fiscal year 2017.  The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2016 - December 31, 2016	—	$—	—	N/A
January 1, 2017 - January 31, 2017	23,283	$82.96	—	N/A
February 1, 2017 - February 28, 2017	108	$84.70	—	N/A
Total	23,391	$82.97	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(1)	Amended and Restated Bylaws of the Company.
10.1	Loan between PriceSmart, Inc. and MUFG UNION BANK, N.A., for US $35.7 million, dated January 27, 2017
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	April 6, 2017	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 6, 2017	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)