Form 10-Q
period 2017-05-31
PRICESMART INC
filed 2017-07-05
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller Reporting Company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The registrant had 30,397,540 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2017.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2017 and the consolidated balance sheet as of August 31, 2016, the unaudited consolidated statements of income for the three and nine months ended May 31, 2017 and 2016, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2017 and 2016, the unaudited consolidated statements of equity for the nine months ended May 31, 2017 and 2016, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2017 and 2016, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2017	August 31,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$192,106	$199,522
Short-term restricted cash	816	518
Receivables, net of allowance for doubtful accounts of $7 as of May 31, 2017 and August 31, 2016, respectively	6,591	7,464
Merchandise inventories	279,417	282,907
Prepaid expenses and other current assets (includes $3 and $34 as of May 31, 2017 and August 31, 2016, respectively, for the fair value of foreign currency forward contracts)	21,805	22,143
Total current assets	500,735	512,554
Long-term restricted cash	2,765	2,676
Property and equipment, net	533,157	473,045
Goodwill	35,632	35,637
Deferred tax assets	13,893	12,258
Other non-current assets (includes $2,679 and $3,224 as of May 31, 2017 and August 31, 2016, respectively, for the fair value of derivative instruments)	46,928	49,798
Investment in unconsolidated affiliates	10,766	10,767
Total Assets	$1,143,876	$1,096,735
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$16,534
Accounts payable	233,226	267,173
Accrued salaries and benefits	20,664	19,606
Deferred membership income	22,346	20,920
Income taxes payable	5,257	4,226
Other accrued expenses (includes $400 and $144 as of May 31, 2017 and August 31, 2016, respectively, for the fair value of foreign currency forward contracts)	20,788	24,880
Dividends payable	10,643	—
Long-term debt, current portion	20,376	14,565
Total current liabilities	333,300	367,904
Deferred tax liability	1,472	1,760
Long-term portion of deferred rent	8,890	8,961
Long-term income taxes payable, net of current portion	801	970
Long-term debt, net of current portion	104,338	73,542
Other long-term liabilities (includes $600 and $1,514 for the fair value of derivative instruments and $4,806 and $4,013 for post employment plans as of May 31, 2017 and August 31, 2016, respectively)	5,688	5,527
Total Liabilities	454,489	458,664

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,258,752 and 31,237,658 shares issued and 30,398,239 and 30,401,307 shares outstanding (net of treasury shares) as of May 31, 2017 and August 31, 2016, respectively	3	3
Additional paid-in capital	420,130	412,369
Tax benefit from stock-based compensation	11,552	11,321
Accumulated other comprehensive loss	(108,258)	(103,951)
Retained earnings	400,702	351,060
Less: treasury stock at cost, 860,513 shares and 836,351 shares as of May 31, 2017 and August 31, 2016, respectively	(34,742)	(32,731)
Total Equity	689,387	638,071
Total Liabilities and Equity	$1,143,876	$1,096,735

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Revenues:
Net warehouse club sales	$710,699	$684,547	$2,199,051	$2,134,365
Export sales	6,475	7,091	25,381	21,872
Membership income	12,038	11,475	35,581	34,226
Other income	1,046	1,149	3,113	3,661
Total revenues	730,258	704,262	2,263,126	2,194,124
Operating expenses:
Cost of goods sold:
Net warehouse club	611,455	590,500	1,879,747	1,832,183
Export	6,143	6,742	24,085	20,799
Selling, general and administrative:
Warehouse club operations	67,754	62,745	200,964	188,348
General and administrative	16,907	16,439	51,921	48,086
Pre-opening expenses	9	13	(104)	389
Loss/(gain) on disposal of assets	364	334	1,106	399
Total operating expenses	702,632	676,773	2,157,719	2,090,204
Operating income	27,626	27,489	105,407	103,920
Other income (expense):
Interest income	392	322	1,443	780
Interest expense	(1,828)	(1,571)	(5,126)	(4,480)
Other income (expense), net	1,101	(222)	1,088	(1,018)
Total other income (expense)	(335)	(1,471)	(2,595)	(4,718)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	27,291	26,018	102,812	99,202
Provision for income taxes	(8,459)	(9,168)	(31,885)	(33,113)
Income (loss) of unconsolidated affiliates	6	(13)	(1)	362
Net income	18,838	$16,837	$70,926	66,451
Net income per share available for distribution:
Basic net income per share	$0.62	$0.55	$2.34	$2.19
Diluted net income per share	$0.62	$0.55	$2.34	$2.19
Shares used in per share computations:
Basic	30,043	29,951	30,010	29,918
Diluted	30,045	29,955	30,014	29,923
Dividends per share	$—	$—	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Net income	$18,838	$16,837	$70,926	$66,451
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(3,074)	$6,509	$(4,700)	$(4,383)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	43	(6)	29	(14)
Total defined benefit pension plan	43	(6)	29	(14)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(416)	(191)	364	(522)
Total derivative instruments	(416)	(191)	364	(522)
Other comprehensive income (loss)	(3,447)	6,312	(4,307)	(4,919)
Comprehensive income	$15,391	$23,149	$66,619	$61,532

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Purchase of treasury stock	—	—	—	—	—	—	27	(2,017)	(2,017)
Issuance of restricted stock award	233	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	6,731	579	—	—	—	—	7,310
Dividend paid to stockholders	—		—	—	—	(10,629)	—	—	(10,629)
Dividend payable to stockholders	—	—	—	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	—	66,451	—	—	66,451
Other comprehensive income (loss)	—	—	—	—	(4,919)	—	—	—	(4,919)
Balance at May 31, 2016	31,215	$3	$409,979	$11,290	$(106,431)	$328,804	820	$(31,414)	$612,231

Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071
Purchase of treasury stock	—	—	—	—	—	—	25	(2,011)	(2,011)
Issuance of restricted stock award	48	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(35)	—	—	—	—	—	—	—	—
Exercise of stock options	8	—	433	—	—	—	—	—	433
Stock-based compensation	—	—	7,328	231	—	—	—	—	7,559
Dividend paid to stockholders	—	—	—	—	—	(10,641)	—	—	(10,641)
Dividend payable to stockholders	—	—	—	—	—	(10,643)	—	—	(10,643)
Net income	—	—	—	—	—	70,926	—	—	70,926
Other comprehensive income (loss)	—	—	—	—	(4,307)	—	—	—	(4,307)
Balance at May 31, 2017	31,259	$3	$420,130	$11,552	$(108,258)	$400,702	861	$(34,742)	$689,387

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2017	2016
Operating Activities:
Net income	$70,926	$66,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,445	29,003
(Gain)/loss on sale of property and equipment	1,106	399
Deferred income taxes	3,143	(1,222)
Excess tax benefit on stock-based compensation	(231)	(579)
Equity in (gains) losses of unconsolidated affiliates	1	(362)
Stock-based compensation	7,328	6,731
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(1,104)	(2,281)
Merchandise inventories	3,490	13,397
Accounts payable	(32,825)	631
Net cash provided by (used in) operating activities	86,279	112,168
Investing Activities:
Additions to property and equipment	(99,541)	(51,462)
Deposits for land purchase option agreements	(300)	(442)
Proceeds from disposal of property and equipment	335	96
Investment in joint ventures	—	(119)
Net cash provided by (used in) investing activities	(99,506)	(51,927)
Financing Activities:
Proceeds from long-term bank borrowings	47,700	7,370
Repayment of long-term bank borrowings	(11,009)	(10,191)
Proceeds from short-term bank borrowings	678	18,829
Repayment of short-term bank borrowings	(17,179)	(15,214)
Cash dividend payments	(10,641)	(10,629)
Excess tax benefit on stock-based compensation	231	579
Purchase of treasury stock	(2,011)	(2,017)
Proceeds from exercise of stock options	433	80
Net cash provided by (used in) financing activities	8,202	(11,193)
Effect of exchange rate changes on cash and cash equivalents	(2,391)	(3,504)
Net increase (decrease) in cash and cash equivalents	(7,416)	45,544
Cash and cash equivalents at beginning of period	199,522	157,072
Cash and cash equivalents at end of period	$192,106	$202,616

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,643	$10,629

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2017

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2017, the Company had 39 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven in Colombia; six in Costa Rica; five in Panama; four in Trinidad; three each in Guatemala, Honduras and the Dominican Republic;  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Chia, Colombia in September 2016, fiscal year 2017, which the Company constructed on land acquired in May 2015, bringing the total of warehouse clubs operating in Colombia to seven.  In April 2015, the Company acquired land in Managua, Nicaragua.  The Company constructed and then opened a warehouse club on this site in November 2015. In February 2017 the Company acquired land in Santa Ana, Costa Rica upon which the Company is currently building a new warehouse club. The Company currently plans to open this new warehouse club in the fall of 2017.  With the six warehouse clubs currently operating in Costa Rica, this new warehouse club will bring the number of PriceSmart warehouse clubs operating in Costa Rica to seven. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “2016 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

The Company has evaluated subsequent events through the date and time these financial statements were issued.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of May 31, 2017, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of May 31, 2017 is listed below:

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of May 31, 2017, in two countries there is either not a clearly defined process or the government has alleged

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there is not a clearly defined process to allow the authorities to refund VAT receivables. As of August 31, 2016, there were three countries without a clearly defined process; however, during the third quarter of 2017, one of these countries clarified the refund mechanism, which the Company is currently pursuing. The Company, together with its tax and legal advisers, is currently seeking these clarifications in court in the two countries without a clearly defined process and expects to prevail.  The balance of the VAT receivables in the two countries with undefined refund mechanisms was $3.0 million and $1.6 million as of May 31, 2017 and August 31, 2016, respectively.  In another country in which the Company operates warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of May 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country. Also, the Company had an income tax receivable balance of $3.9 million as of May 31, 2017 related to excess payments from fiscal years 2015 to 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2017	2016
Prepaid expenses and other current assets	$1,426	$1,635
Other non-current assets	29,041	32,502
Total amount of VAT receivables reported	$30,467	$34,137

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2017	2016
Prepaid expenses and other current assets	$5,958	$6,402
Other non-current assets	10,026	10,376
Total amount of Income tax receivables reported	$15,984	$16,778

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Exit or Disposal Cost Obligations – In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred the majority of its Miami dry distribution center activities that were previously in a leased facility to the new facility, during the third quarter of fiscal year 2017. As part of this transaction, the Company has recorded an exit obligation related to the lease of the previous distribution center.  The obligation consists of the costs associated with the exit or disposal activity measured initially at its fair value as of May 1, 2017, the date on which the obligation was incurred.  These costs are primarily comprised of the costs to terminate the operating lease and other associated costs, including costs to consolidate or close facilities, net of any potential sub-lease income the Company could receive during the remaining lease term. In periods subsequent to initial measurement, changes to the exit obligation, including any changes resulting from a revision to either the timing or the amount of estimated cash flows over the remaining lease period, is measured using the credit-adjusted risk-free rate that was used to measure the initial obligation. During the third quarter of fiscal year 2017, the Company initially recorded an obligation related to this exit activity for approximately $496,000 within other long-term liabilities.  The Company’s exit obligation recorded as of May 31, 2017 is approximately $282,000.  Exit costs of approximately $751,000 were recorded to warehouse expenses for the three months ended May 31, 2017.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2017 and August 31, 2016.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2017 and August 31, 2016.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recorded for the three and nine months ended May 31, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Currency gain (loss)	$1,101	$(222)	$1,088	$(1,018)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 715 ASU 2017-07- Compensation—Retirement Benefits (Topic 715) — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715) — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, ASU 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 350 ASU 2017-04- Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB ASC 718 ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued new guidance on stock compensation intended to simplify accounting for share-based payment transactions. The guidance will change accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2018. The Company is evaluating the impact that adoption of this guidance will have to the provision for income taxes and earnings per share amounts on the Company’s consolidated income statements for the change in the recognition of excess tax benefits or deficiencies. These amounts will be reflected as an operating activity instead of financing activity in the consolidated statements of cash flows. The Company is continuing to evaluate the impact of adoption of this guidance on the Company’s results of operations. Adoption of this guidance is not expected to have a material effect on the consolidated balance sheets, statements of cash flows, or related disclosures.

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on September 1, 2019, and the Company expects to apply the transition practical expedients allowed by the standard.  Note 5 – Commitments and Contingencies provides details on the Company’s current lease arrangements.  While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect will be to require recording right-of-use assets and corresponding lease obligations for current operating leases.  The Company is continuing to evaluate the impact of adoption of this guidance on the Company's consolidated balance sheets and on the Company’s results of operations or cash flows.

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

The amendment in this ASU is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early application is permitted as of the beginning of an interim or annual reporting period.  The Company continues to evaluate the impact adoption of this guidance may have on the Company's consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 606 ASU 2014-09 - Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. The guidance combines the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Transition is permitted either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019. The Company is evaluating the impact of adoption of this guidance on all potentially significant revenue transactions that will be impacted by the new standard on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.

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

The amendment in this ASU is effective on a prospective or retrospective basis for public entities for fiscal years and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is allowed.  The Company retrospectively adopted this amended guidance during the second quarter of fiscal year 2016 and now presents all deferred taxes as either long-term assets or long-term liabilities. The Company’s fiscal year 2016 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q presented the restatement of quarterly and annual periods for fiscal year 2015 to reflect the impact to the Consolidated Balance Sheets.

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

NOTE 3 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units issued pursuant to the 2013 Equity Incentive Award Plan.  The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding stock options in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Net income	$18,838	$16,837	$70,926	$66,451
Less: Allocation of income to unvested stockholders	(272)	(288)	(1,034)	(1,041)
Net earnings available to common stockholders	$18,566	$16,549	$69,892	$65,410
Basic weighted average shares outstanding	30,043	29,951	30,010	29,918
Add dilutive effect of stock options (two-class method)	2	4	4	5
Diluted average shares outstanding	30,045	29,955	30,014	29,923
Basic net income per share	$0.62	$0.55	$2.34	$2.19
Diluted net income per share	$0.62	$0.55	$2.34	$2.19

NOTE 4 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2017 and 2016 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	N/A	8/31/2017	$0.35
2/3/2016	$0.70	2/15/2016	2/29/2016	N/A	$0.35	8/15/2016	8/31/2016	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Nine Months Ended May 31, 2017
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)
Other comprehensive income (loss)	(4,700)	—		364	(1)	(4,336)
Amounts reclassified from accumulated other comprehensive income (loss)	—	29	(2)	—		29
Ending balance, May 31, 2017	$(106,942)	$(286)		$(1,030)		$(108,258)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended May 31, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(4,383)	—		(522)	(1)	(4,905)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	(2)	—		(14)
Ending balance, May 31, 2016	$(104,923)	$(127)		$(1,381)		$(106,431)

	Twelve Months Ended August 31, 2016
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(1,702)	(182)		(535)	(1)	(2,419)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	(2)	—		(20)
Ending balance, August 31, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)

(1)	See Note 7 - Derivative Instruments and Hedging Activities.
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

	May 31,	August 31,
	2017	2016
Retained earnings not available for distribution	$6,341	$5,926

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions as of May 31, 2017 and August 31, 2016.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2017 and August 31, 2016, the Company has recorded within other accrued expenses a total of $3.5 million and $4.0 million, respectively, for various non-income tax related tax contingencies.

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

During the first quarter of fiscal year 2015, the Company received provisional tax assessments with respect to deductibility and withholdings. One of the Company’s subsidiaries received provisional assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.  Also, in another country where the Company operates, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has appealed) do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes.  As of May 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $3.9 million as of May 31, 2017 related to excess payments from fiscal years 2015, 2016 and 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it is more likely than not that it will succeed in its appeal on this matter.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended May 31,	Locations(1)
2018	$11,006
2019	10,361
2020	9,871
2021	8,689
2022	7,563
Thereafter	88,920
Total	$136,410	(2)(3)

(1)

Operating lease obligations have been reduced by approximately $1.0 million to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

As of August 31, 2016, total future minimum lease commitments were $120.9 million.  The increase during the period ended May 31, 2017 is primarily related to the extension of an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 25, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043.  The lease extension included the real property at this location currently used by the Company and added additional square footage in the same shopping center to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location.  The Company plans to expand and upgrade the current warehouse club and parking areas and to improve access into and out from the location.

(3)

Future minimum lease payments include $4.9 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, no reduction was considered for the potential sub-lease income the Company could receive during the remaining lease term.  This potential sub-lease income was considered, however, for the purposes of calculating the exit obligation of $282,000 recorded on the balance sheet as of May 31, 2017.  Projected income from any executed sub-leases would be used to reduce the amount reported as minimum lease payments.

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions.  As of May 31, 2017 and August 31, 2016, these commitments were approximately $5.6 million and $1.5 million, respectively, for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded deposits of approximately $1.1 million.  The land purchase option agreements can generally be canceled at the sole option of the Company, with the deposits being fully refundable up and until all permits are issued. However, the deposit on one piece of land totaling approximately $50,000 would be forfeited if pending permits are not received and the Company were to decide not to proceed with the acquisition.  Except as disclosed in Note 9 – Subsequent Events, the Company does not have a timetable for when or if it will exercise these land purchase options due to the uncertainty related to the completion of the Company's due diligence review.  The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If the purchase option agreements are exercised, the cash use for purchase of land would be approximately $30.5 million. The Company may enter into additional land purchase option agreements in the future.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of May 31, 2017 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$297	$7,316	$99	$7,415
Price Plaza Alajuela, S.A.	50%	2,193	1,236	21	3,450	785	4,235
Total		$6,809	$3,638	$318	$10,766	$884	$11,650

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2017, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $41,000.

The Company contracts for off-site data recovery services as part of its disaster recovery plan.  The contract for these data recovery services expires on November 30, 2019.  Future minimum service commitments related to this contract are approximately $372,000 for each of the 12-month periods ending May 31, 2018 and 2019 and approximately $186,000 for the 12-month period ending May 31, 2020.

NOTE 6 – DEBT

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2017	$69,000	$—	$220	$68,780	—%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of May 31, 2017 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2017 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the nine months ended May 31, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MUFG Union Bank	—	35,700	35,700
Trinidad subsidiary	6,000	6,000	12,000
Repayments of long-term debt:
Regularly scheduled loan payments	(225)	(10,784)	(11,009)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	36	(120)	(84)
Balances as of May 31, 2017	$20,376	$104,338	$124,714	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $124.1 million. No cash assets were assigned as collateral for these loans.

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017.

In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million. The Company transferred the majority of its Miami distribution center activities previously located in leased facilities to the new distribution center during the third quarter of fiscal year 2017.  To finance the acquisition of this property, the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A. (“Union Bank”) for $35.7 million in January 2017.  This loan has a variable interest rate of 30-day LIBOR plus 1.7%,  with monthly principal and interest payments maturing in 2027.  The monthly principal and interest payments begin in April 2019. The Company also entered into an interest rate hedge with Union Bank for $35.7 million, the notional amount.  Under the hedge, the Company will receive variable interest equal to 30-day LIBOR plus 1.7% and pay fixed interest at a rate of 3.65%, with an effective date of March 1, 2017 and maturity date of March 1, 2027.  The Company has terminated the lease and with respect to portions of the Miami distribution facilities intends to terminate or enter into sublease agreements for the remaining portions of the leased facilities. The Company will record costs related to the termination of the leased facilities as liabilities, with the related expenses as warehouse expenses, once the leased facility is available for subleasing.

As of May 31, 2017, the Company had approximately $102.0 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2017, the Company was in compliance with all covenants or amended covenants.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2018	$20,376
2019	19,972
2020	29,396
2021	18,816
2022	3,182
Thereafter	32,972
Total	$124,714

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

Cash Flow Hedges

As of May 31, 2017, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2017:

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

For the three and nine months ended May 31, 2017 and 2016, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2017	$1,080	$425	$1,505
Interest expense for the three months ended May 31, 2016	$812	$461	$1,273
Interest expense for the nine months ended May 31, 2017	$2,584	$1,206	$3,790
Interest expense for the nine months ended May 31, 2016	$2,377	$1,478	$3,855

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2017	2016
Scotiabank	$28,358	$30,188
Union Bank	35,700	—
Citibank N.A.	27,113	32,258
Total	$91,171	$62,446

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2017			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,596	(943)	1,653	$3,224	$(1,248)	$1,976
Interest rate swaps	Other non-current assets	83	(30)	53	—	—	—
Interest rate swaps	Other long-term liabilities	(60)	17	(43)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(540)	162	(378)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$2,079	$(794)	$1,285	$1,710	$(813)	$897

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company entered into non-deliverable forward foreign-exchange contracts during fiscal year 2016.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company entered into additional non-deliverable forward foreign exchange contracts during the nine months ended May 31, 2017.  The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of May 31, 2017:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	Aug-17	August 31, 2016 - August 30, 2017
Colombia	Mar-17	Banco Colpatria	Forward foreign exchange contracts	4,500	Jun-17	March 2017 - June 2017
Trinidad	May-17	Citibank, N.A.	Forward foreign exchange contracts (EUR)	5,317	Jun-17	May 17, 2017 - June 16, 2017
Trinidad	May-17	Citibank, N.A.	Forward foreign exchange contracts (TTD)	5,317	Jun-17	May 17, 2017 - June 16, 2017
PSMT, Inc.	May-17	MUFG Union Bank, N.A.	Forward foreign exchange contracts (USD)	5,060	Jun-17	May 22, 2017 - June 21, 2017
PSMT, Inc.	May-17	MUFG Union Bank, N.A.	Forward foreign exchange contracts (EUR)	5,060	Jun-17	May 22, 2017 - June 21, 2017

For the three and nine months ended May 31, 2017, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Income Statement Classification	2017	2016	2017	2016
Other income (expense), net	$(177)	$23	$106	$(128)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2017		August 31, 2016
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current assets	$3	Other current assets	$34
Foreign currency forward contracts	Other accrued expenses	(400)	Other accrued expenses	(144)
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting		$(397)		$(110)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-deliverable forward assets and liabilities the Company holds with the same counterparty, and that have been netted against each other in accordance with offsetting guidance (in thousands):

	May 31, 2017
	Counterparty	Balance Sheet Location	Fair Value		Counterparty	Balance Sheet Location	Fair Value
Derivative Asset	Trinidad, Citibank		$5,038		PSMT, Inc., MUFG		$5,060
Derivative Liability	Trinidad, Citibank		(5,346)		PSMT, Inc., MUFG		(5,058)
	Net Derivative Liability	Other accrued expenses	$(308)	(1)	Net Derivative Asset	Other current assets	$2	(1)

(1)

The net amount is included as part of the total net fair value of non-deliverable forward foreign exchange currency contracts designated as hedging instruments that do not qualify for derivative hedge accounting.

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

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended May 31, 2017
Revenue from external customers	$6,455	$438,871	$201,007	$83,925	$—	$730,258
Intersegment revenues	259,337	—	853	31	(260,221)	—
Depreciation and amortization	1,788	5,142	2,594	2,359	—	11,883
Operating income	(959)	32,018	9,993	1,753	(15,179)	27,626
Net income	(2,999)	26,475	9,538	1,003	(15,179)	18,838
Capital expenditures, net	2,336	6,895	2,015	770	—	12,016

Nine Months Ended May 31, 2017
Revenue from external customers	$25,381	$1,351,099	$627,544	$259,102	$—	$2,263,126
Intersegment revenues	847,368	—	3,726	53	(851,147)	—
Depreciation and amortization	4,837	15,146	7,583	6,879	—	34,445
Operating income	6,129	104,726	36,477	4,013	(45,938)	105,407
Net income	1,961	84,080	29,279	1,544	(45,938)	70,926
Capital expenditures, net	54,465	33,112	8,554	2,288	—	98,419
Long-lived assets (other than deferred tax assets)	69,141	289,405	107,542	127,528	—	593,616
Goodwill	—	31,113	4,519	—	—	35,632
Total assets	142,643	524,806	295,431	180,996	—	1,143,876

Three Months Ended May 31, 2016
Revenue from external customers	$7,108	$431,001	$200,041	$66,112	$—	$704,262
Intersegment revenues	249,639	—	1,665	—	(251,304)	—
Depreciation and amortization	1,391	4,823	2,436	1,621	—	10,271
Operating income/(loss)	3,479	30,898	11,484	(1,642)	(16,730)	27,489
Net income/(loss)	714	24,999	9,886	(2,032)	(16,730)	16,837
Capital expenditures, net	831	6,760	2,631	9,976	—	20,198

Nine Months Ended May 31, 2016
Revenue from external customers	$21,924	$1,329,485	$641,739	$200,976	$—	$2,194,124
Intersegment revenues	809,301	—	4,429	—	(813,730)	—
Depreciation and amortization	3,352	13,634	7,285	4,732	—	29,003
Operating income	14,141	103,587	39,732	(3,674)	(49,866)	103,920
Net income	4,032	82,634	34,789	(5,138)	(49,866)	66,451
Capital expenditures, net	4,158	22,438	8,381	18,972	—	53,949
Long-lived assets (other than deferred tax assets)	16,242	269,383	109,145	123,501	—	518,271
Goodwill	—	31,082	4,570	—	—	35,652
Total assets	85,933	511,530	286,477	165,883	—	1,049,823

As of August 31, 2016
Long-lived assets (other than deferred tax assets)	$19,222	$271,039	$108,426	$137,599	$—	$536,286
Goodwill	—	31,091	4,546	—	—	35,637
Total assets	100,744	515,478	287,088	193,425	—	1,096,735

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2017 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Real Estate Transactions

In June 2017, the Company acquired land in Santo Domingo, Dominican Republic. The Company plans to construct a warehouse club on this site, which it expects to open in the spring of calendar year 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four.

In June 2017, the Company acquired land in Santa Elena, El Salvador. The Company plans to construct a parking lot on this site for trucking and employee parking.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart," the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters.  These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; our profitability is vulnerable to cost increases; we face difficulties in the shipment of and risks inherent in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks that might not be adequately compensated by insurance; general economic conditions could adversely impact our business in various respects; our failure to maintain our brand and reputation could adversely affect our results of operations; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables; a few of our stockholders own approximately 25.3% of our voting stock as of May 31, 2017, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; we face the possibility of operational interruptions related to union work stoppages; we are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars; we face the risk of exposure to product liability claims, a product recall and adverse publicity; any failure to maintain the security of the information relating to our company, members, employees and vendors that we hold, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face compliance risks related to our international operations; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including those set forth in Part II – Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2016 filed on October 27, 2016 pursuant to the Securities Exchange Act of 1934, as amended, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2017 and 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of May 31, 2017 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of May 31, 2017 for each country or territory are as follows:

	Number of	Number of	Anticipated Additional	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse	Warehouse
	in Operation as of	in Operation as of	Club Openings	Club Openings
Country/Territory	August 31, 2016	May 31, 2017	In Fiscal Year 2017	In Fiscal Year 2018
Colombia	6	7	—	—
Costa Rica	6	6	—	1
Panama	5	5	—	—
Trinidad	4	4	—	—
Dominican Republic	3	3	—	1
Guatemala	3	3	—	—
Honduras	3	3	—	—
El Salvador	2	2	—	—
Nicaragua	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Totals	38	39	—	2

We opened a new warehouse club in Chia, Colombia, in September 2016, fiscal year 2017, that we constructed on land we acquired in May 2015, bringing the total of warehouse clubs operating in Colombia to seven. We are not planning any more warehouse club openings for fiscal year 2017.  In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015 of fiscal year 2016.

On February 1, 2017, the Company acquired land in Santa Ana, Costa Rica upon which the Company is currently building a new warehouse club. We currently plan to open this new warehouse club in the fall of 2017, fiscal year 2018.  With the six warehouse clubs currently operating in Costa Rica, this new warehouse club will bring the number of PriceSmart warehouse clubs operating in Costa Rica to seven. In June 2017, the Company acquired land in Santo Domingo, Dominican Republic. The Company plans to construct a warehouse club on this site, which it expects to open in the spring of calendar year 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and 2016, as many of our markets are susceptible to foreign currency exchange rate volatility.  In the first nine months of fiscal year 2017, approximately 77% of our net warehouse sales were in currencies other than the U.S. dollar.  Of those sales that were currencies other than the U.S. dollar, approximately 52% were comprised of sales of products we purchased in U.S. dollars.

Currency exchange rate fluctuations affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars, which can impact year-over-year growth when measured in U.S. dollars compared to local currency growth rates.  In addition, we revalue on a monthly basis all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency.  These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.  We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.”

Our consolidated results of operations in fiscal years 2015 and 2016 were adversely affected by a major decline in the value of the Colombian peso (COP) relative to the U.S. dollar beginning in August 2014, which negatively impacted sales and margins in that market.  Over the course of fiscal year 2016, the devaluation of the Colombian peso against the U.S. dollar resulted in decreased U.S. dollar reported warehouse clubs sales and membership income, after translation, by approximately 26% when compared to fiscal year 2015.  A significant devaluation of the local currency relative to the U.S. dollar in a country in which we do business not only reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise and thus the prices we charge our members, which impacts demand for a significant portion of the Company’s merchandise offering.  In Colombia, the exchange rate between the Colombian peso and the U.S. dollar has stabilized over the past twelve months, with average monthly rates between 2,900 and 3,100 pesos to the dollar from June 2016 to May 2017.  As a result, our business performance in Colombia has seen steady improvement in the first three quarters of fiscal year 2017.

Where possible, we seek to minimize the impact of negative foreign exchange fluctuations on our results by utilizing from time to time one or more of the following strategies: (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates and our competition; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross-currency interest rate swaps and non-deliverable forward contracts.  We have local-currency-denominated long-term loans in Honduras and Guatemala and have employed cross-currency interest rate swaps in Colombia, Costa Rica and Honduras and non-deliverable forward contracts with respect to the currencies of Costa Rica, Colombia, Trinidad and the Euro.  Future volatility regarding currencies could have a material impact on our operations in future periods; however, there is no way to accurately forecast the impact of the change in rates on our future demand for imported products, reported sales or financial results.

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

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we have been experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing the amounts owed to PriceSmart, Inc. from our Trinidad subsidiary. We are working with our banks to source other tradeable currencies (such as Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this condition will continue. As of May 31, 2017, the imbalance of shipments made to Trinidad compared to the availability of U.S. dollars that we could obtain in Trinidad to pay for those shipments resulted in U.S. dollar-denominated liabilities of approximately $3.0 million.  These liabilities are exposed to a potential devaluation of the Trinidad dollar compared to the U.S. dollar which, according to a report issued by the International Monetary Fund in 2016, could be overvalued by 20% or more.  If, for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $600,000 given that level of dollar-denominated liabilities.  In addition, to the extent we are unable to exchange TT dollars for U.S. dollars, this causes delays in payments owed to us by our Trinidad subsidiary which, in turn, reduces our ability to deploy that cash for other corporate purposes.  In response to the uncertain state of tradable currency in Trinidad, we took steps to limit our exposure.  Beginning in November we reduced new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This reduced level of shipments adversely affected sales in the second quarter, particularly December, although less than our initial estimate of $8.0 million to $12.0 million.  These actions did not impact the level of merchandise we obtain locally in Trinidad.  Most recently, we have been able to improve our sourcing of tradeable currencies which has allowed for a more normalized flow of imported merchandise during the third fiscal quarter.  However, the illiquidity situation remains in that market, and we have not been able to fully address the level of dollar-denominated liabilities. Going forward, we could again find ourselves in a position that requires us to limit shipments from the U.S. to Trinidad in line with our ability to exchange TT dollars for tradeable currencies or to reduce our exposure to a potential devaluation.  This may result in our Trinidad subsidiary running out of certain merchandise, from time to time during the remainder of the year, which could negatively impact sales in Trinidad.

In some of our Central American and Caribbean markets, overall economic activity during the first nine months of fiscal year 2017 has been sluggish, which has adversely affected the level of consumer spending during the period. For example, Trinidad’s economy, which has been significantly harmed by declining oil and gas exports and which has been further slowed by government policies intended to manage its foreign exchange reserves, has been experiencing overall difficult economic conditions with a corresponding impact on consumer spending.

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

We seek to grow sales by increasing transaction size and shopping frequency of our members by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members and improving the capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations.  Finally, sales growth is also achieved when we add new warehouse clubs with a corresponding increase in members in those markets that can support that growth.  Sales during fiscal year 2016 were positively impacted by the three new warehouse clubs that opened in Colombia in the fall of 2014, another new warehouse club in Panama that opened in June 2015 and a new warehouse club in Nicaragua that opened in November 2015.  In the current fiscal year, we opened a new warehouse club in Chia, Colombia in September.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for the third quarter of fiscal year 2017, net warehouse sales increased 3.8% when compared to the same period a year ago.

One of the distinguishing features of the warehouse club format is the role membership plays both in terms of pricing and member loyalty.  Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices.  In most of our markets, the annual membership fee is the equivalent of U.S. $35 for both business members and non-business “Diamond” members.  In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading at approximately 3,000 COP to $1.00 US dollar so that the converted membership price in U.S. dollars decreased from approximately U.S. $30 to approximately U.S. $20.  In February, we raised the membership fee in Colombia to 75,000 COP moving the converted membership price to approximately U.S. $25.  In addition to the standard warehouse club membership, we offer in Costa Rica what we call Platinum membership for $75.  A Platinum membership earns a 2% rebate on annual purchases up to a maximum $500 rebate per year. We expect to offer this type of membership in at least one other country early in the next fiscal year.

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, which we receive primarily at our Miami distribution centers. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets.  Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs.  We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.  These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment. Additionally, in January 2017 we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred the majority of our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This new distribution facility will increase our ability to efficiently receive, handle and distribute merchandise.

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

Financial highlights for the third quarter of fiscal year 2017 included:

•

Net warehouse club sales increased 3.8% over the comparable prior-year period.  We ended the quarter with 39 warehouse clubs compared to 38 warehouse clubs at the end of the third quarter of fiscal year 2016.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended June 4, 2017 were 2.2% above the comparable 13-week period last year.

•	Membership income for the third quarter of fiscal year 2017 increased 4.9% to $12.0 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) increased 5.5% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.0%, an  increase of 23 basis points (0.23%) from the same period last year.

•	Operating income for the third quarter of fiscal year 2017 was $27.6 million, an increase of $137,000 over the third quarter of fiscal year 2016.
•	We recorded a $1.1 million net currency gain from currency transactions in the current quarter compared to a $222,000 net loss in the same period last year.
•	The effective tax rate for third quarter of fiscal year 2017 was 31.0%, as compared to the effective tax rate for the third quarter of fiscal year 2016 of 35.2%.
•	Net income for the third quarter of fiscal year 2017 was $18.8 million, or $0.62 per diluted share, compared to $16.8 million, or $0.55 per diluted share, in the comparable prior-year period.

Financial highlights for the nine months ending May 31, 2017 included:

•

Net warehouse club sales increased 3.0% over the comparable prior year period.  We ended the quarter with 39 warehouse clubs compared to 38 warehouse clubs at the end of the third quarter of fiscal year 2016.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 39 weeks ended June 4, 2017 grew 1.4% from the comparable 39-week period a year ago.

•	Membership income for the first nine months of fiscal year 2017 increased 4.0% to $35.6 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) as a percent of net warehouse club sales for the first nine months of fiscal year 2017 were 14.5%,  an increase of 36 basis points (0.36%) from the same period last year.

•	Operating income for the first nine months of fiscal year 2017 was $105.4 million, an increase of $1.5 million over the first nine months of fiscal year 2016.

•

Net gains from currency exchange transactions in the second and third quarter of fiscal year 2017 offset the losses recorded in the first quarter of the year resulting in a gain of $1.1 million for the nine-month period ending May 31, 2017.  Last year, currency exchange transactions for the nine month period were a net loss of $1.0 million.

•	The effective tax rate for the first nine months of fiscal year 2017 was 31.0%, as compared to the effective tax rate for the first nine months of fiscal year 2016 of 33.4%.
•	Net income for the first nine months of fiscal year 2017 was $70.9 million, or $2.34 per diluted share, compared to $66.5 million, or $2.19 per diluted share, in the comparable prior-year period.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2017 AND 2016

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2017 with the three-month and nine-month periods ended on May 31, 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three and nine months ended May 31, 2017 and 2016.

	Three Months Ended
	May 31, 2017				May 31, 2016
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$430,532	60.6%	$7,431	1.8%	$423,101	61.8%
Caribbean	197,881	27.8%	1,131	0.6%	196,750	28.7%
Colombia	82,286	11.6%	17,590	27.2%	64,696	9.5%
Net warehouse club sales	$710,699	100.0%	$26,152	3.8%	$684,547	100.0%

	Nine Months Ended
	May 31, 2017				May 31, 2016
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,326,517	60.3%	$20,978	1.6%	$1,305,539	61.2%
Caribbean	618,184	28.1%	(14,121)	(2.2)%	632,305	29.6%
Colombia	254,350	11.6%	57,829	29.4%	196,521	9.2%
Net warehouse club sales	$2,199,051	100.0%	$64,686	3.0%	$2,134,365	100.0%

Comparison of Three Months and Nine Months Ended May 31, 2017 and 2016

Overall net warehouse sales growth of 3.8% for the third quarter resulted from a 2.5% increase in transactions and a 1.2% increase in average ticket.

Net warehouse sales in our Central America segment increased 1.8% for the third quarter of fiscal year 2017. Continued weakness in Costa Rica, our largest market in that segment, resulted in negative growth of 3.4%. The Costa Rican colones has devalued approximately 5% from the year-ago period, contributing to that decline when measured in U.S. dollars.  All other Central American countries recorded positive growth in warehouse sales for the three-month period.  For the nine-month period, Central America sales grew 1.6%.   Costa Rica had a nine-month sales decline of 3.1%.  For the nine-month period, the Central American segment benefitted from an additional club which opened at the end of November 2016 in Nicaragua.

Our Caribbean segment improved from the sales decline of 4.6% reported in the second fiscal quarter to a positive 0.6% for the current quarter, with the Dominican Republic, Aruba, Jamaica and USVI recording year-on-year growth for the third quarter.  Trinidad is our largest market in that segment, and the difficult economic environment there continues to negatively impact consumer spending.  Trinidad net warehouse club sales for the third quarter declined 1.5% compared to the third quarter of fiscal year 2016.  The Company is not currently limiting shipments to Trinidad, although it did so in the second fiscal quarter, which contributed to a sales decline of 5.6% for the nine-month period compared to a year ago.

Net warehouse sales in our Colombia segment reported growth with the addition of our new Chia club on September 1, contributing to an overall net warehouse club sales growth of 27.2% in the third quarter and 29.4% for the nine-month period.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past twelve months, we have seen an improving sales picture in all of our warehouse clubs in Colombia. This, coupled with our efforts to source high quality merchandise from local suppliers, resulted in a 16.4% increase in transactions this quarter.  The third quarter growth in average ticket of 9.3% was aided by an improved exchange rate between the Colombian peso and the U.S. dollar.  In the third quarter of fiscal year 2016, the average exchange rate was 3,035 pesos to the dollar, in the current period the rate was 2,917.  Measured in local currency, the average ticket during the third fiscal quarter grew 5.0%.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 ½  calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse club opened in Colombia in September 2016 will not be used in the calculation of comparable sales until November 2017.

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

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended June 4, 2017 grew 2.2%, and for the 39-week period grew 1.4%.  All three segments recorded positive comparable sales growth for the 13-week period, despite some cannibalized sales resulting from the opening of the new warehouse club in Chia, Colombia which is not yet included in the calculation of comparable sales. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales.  The new warehouse clubs attract new members from areas not previously served by us, but they also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales.

Export Sales

	Three Months Ended

	May 31, 2017				May 31, 2016

	Amount	% of net sales	(Decrease) from prior year	Change	Amount	% of net sales
Export sales	$6,475	0.9%	$(616)	(8.7)%	$7,091	1.0%

	Nine Months Ended
	May 31, 2017				May 31, 2016
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$25,381	1.2%	$3,509	16.0%	$21,872	1.0%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximately 5% margin.  Changes in the activity in the nine months ended May 31, 2017 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Membership income	$12,038	$563	4.9%	$11,475
Membership income % to net warehouse club sales	1.7%			1.7%
Number of total accounts	1,531,473	54,170	3.7%	1,477,303

	Nine Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Membership income	$35,581	$1,355	4.0%	$34,226
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,531,473	54,170	3.7%	1,477,303

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts for which income is recognized. The average number of member accounts during the third quarter of fiscal year 2017 was 3.6% higher than the year before. The income recognized per average member account increased 1.1%  in the current fiscal quarter, largely attributable to the improved exchange rate for membership income in Colombia when converted to U.S. dollars and the membership fee increase in Colombia during the third quarter.  For the nine-month period, the average number of accounts for which membership income was recognized increased 3.6% and the income recognized per average member increased 0.3%.

The Company had a net increase of 17,290 membership accounts in the quarter.  Membership accounts in Colombia increased 6,208 on improving renewal rates and continued new membership sign-ups.  For the nine-month period, membership accounts for the Company (including Colombia) and Colombia increased 41,049 and 16,187, respectively.  The Company’s twelve-month renewal rate for the period ended May 31, 2017 improved to 84% from the twelve-month period ending August 31, 2016 rate of 80%.  Excluding Colombia, the twelve-month renewal rate was 87% as of May 31, 2017. While improving, the renewal rate of current members in Colombia is below that which we experience in other markets.

Other Income

	Three Months Ended
	May 31, 2017			May 31, 2016
	Amount	(Decrease) from prior year	% Change	Amount
Other income	$1,046	$(103)	(9.0)%	$1,149

	Nine Months Ended

	May 31, 2017			May 31, 2016
	Amount	(Decrease) from prior year	% Change	Amount
Other income	$3,113	$(548)	(15.0)%	$3,661

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

Other income for the quarter was approximately equal to the prior year.  For the nine-month period, the period-over-period decrease was primarily attributable to a $202,000 gain recorded in the first quarter of fiscal year 2016 associated with an insurance recovery for the fire in the Pradera, Guatemala warehouse club in June 2015.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended
	May 31, 2017			May 31, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$710,699	$26,152	100.0%	$684,547	100.0%
Less associated cost of goods	611,455	20,955	86.0%	590,500	86.3%
Warehouse gross profit margin	$99,244	$5,197	14.0%	$94,047	13.7%

	Nine Months Ended
	May 31, 2017			May 31, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,199,051	$64,686	100.0%	$2,134,365	100.0%
Less associated cost of goods	1,879,747	47,564	85.5%	1,832,183	85.8%
Warehouse gross profit margin	$319,304	$17,122	14.5%	$302,182	14.2%

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

For the three-month and nine-month periods ended May 31, 2017, warehouse gross profit margin as a percent of sales was 23 basis points (0.23%) higher than the three months ended May 31, 2016 and 36 basis points (0.36%) higher for the nine- month period.  In both comparisons, the increase was largely attributable to higher warehouse gross profit margins in Colombia, which increased 414 basis points (4.14%) in the third quarter compared to the year ago period, resulting from the improving conditions in that market, including reduced markdowns from a year ago. For the nine-month period, Colombia’s warehouse gross profit margins increased 316 basis points (3.16%).  The Company incurred a $751,000 charge in the quarter related to the leased space vacated by the U.S. distribution operation in its move to the newly acquired distribution center in Miami.  Some portions of the vacated space have been subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.  The Company’s monthly contractual minimum payment for the current unused space is approximately $140,000.

Export Sales Gross Profit Margin

	Three Months Ended
	May 31, 2017			May 31, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$6,475	$(616)	100.0%	$7,091	100.0%
Less associated cost of goods sold	6,143	(599)	94.9%	6,742	95.1%
Export sales gross profit margin	$332	$(17)	5.1%	$349	4.9%

	Nine Months Ended
	May 31, 2017			May 31, 2016
	Amount	Increase/ (decrease) from prior year	% to sales	Amount	% to sales
Export sales	$25,381	$3,509	100.0%	$21,872	100.0%
Less associated cost of goods sold	24,085	3,286	94.9%	20,799	95.1%
Export sales gross profit margin	$1,296	$223	5.1%	$1,073	4.9%

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

The decrease in export sales gross margin dollars for the three months ended May 31, 2017 and the increase in export sales gross margin for the nine months ended May 31, 2017 compared to the same periods a year ago was due to changes in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended
	May 31, 2017				May 31, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$67,754	9.5%	$5,009	8.0%	$62,745	9.2%

	Nine Months Ended
	May 31, 2017				May 31, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$200,964	9.1%	$12,616	6.7%	$188,348	8.8%

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

Warehouse club operations expense for the third quarter of fiscal year 2017 was 9.5% of warehouse club sales. This reflects a 37 basis point (0.37%) increase from the same quarter last year. For the nine months ended May 31, 2017, warehouse club operating expenses were 9.1% of warehouse club sales, a 31 basis point (0.31%) increase from the same period last year.  Low or negative comparable sales growth, particularly Trinidad and Costa Rica, contributed to an overall increase in warehouse expense as a percent of sales.  Colombia had a reduction in warehouse club operations expense as a percent of sales for the quarter and nine month period of 34 basis points (0.34%) and 67 basis points (0.67%), respectively, due to the higher sales compared to the year-ago periods.

General and Administrative Expenses

	Three Months Ended
	May 31, 2017				May 31, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$16,907	2.4%	$468	2.8%	$16,439	2.4%

	Nine Months Ended
	May 31, 2017				May 31, 2016
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$51,921	2.4%	$3,835	8.0%	$48,086	2.3%

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

For the three- and nine-month periods ended May 31, 2017, general and administrative expenses grew 2.8% and 8.0%, respectively, compared to the year ago quarter.  For the nine-month period, increased spending resulted primarily from increased staffing in our buying department, information technology costs and costs associated with the relocation of an executive to our San Diego headquarters.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	May 31,			May 31,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Pre-opening expenses	$9	$(4)	(30.8)%	$13

	Nine Months Ended
	May 31,			May 31,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Pre-opening expenses	$(104)	$(493)	(126.7)%	$389

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

The Company did not incur any significant pre-opening expenses in the current quarter.  However, the nine-months ended May 31, 2017, included a credit to pre-opening expenses resulting from a credit recorded during the second quarter of fiscal year 2017. The credit reflected corrections to the amount recorded for the fourth quarter of fiscal year 2016 following the opening of the Chia, Colombia club.  Pre-opening expenses in fiscal year 2016 were primarily related to the Managua, Nicaragua warehouse club which opened in November 2016.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$364	$30	9.0%	$334

	Nine Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$1,106	$707	177.2%	$399

Interest Expense

	Three Months Ended
	May 31,		May 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,455	$199	$1,256
Interest expense related to hedging activity	425	(36)	461
Capitalized interest	(52)	94	(146)
Net interest expense	$1,828	$257	$1,571

	Nine Months Ended
	May 31,		May 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$4,216	$634	$3,582
Interest expense related to hedging activity	1,206	(272)	1,478
Capitalized interest	(296)	284	(580)
Net interest expense	$5,126	$646	$4,480

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions, and distribution centers, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three and nine months ended May 31, 2017 increased from a year ago, with an increase in long-term debt, primarily to finance the acquisition of the distribution center in Miami, Florida and an additional loan within our Trinidad subsidiary as part efforts to improve liquidity. Additionally, a decrease in interest capitalized year-on year, due to lower levels of construction activities, also accounted for the increased interest expense.  For the nine-month period there was a decrease in interest expense related to hedging activity is a result of the retirement of loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$1,101	$1,323	595.9%	$(222)

	Nine Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$1,088	$2,106	206.9%	$(1,018)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), are recorded as currency gains or losses.

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

For the three-month period, we had a net gain associated with foreign currency transactions. These gains resulted from the revaluation of net U.S. dollar assets in certain markets where the local functional currency devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  The gains in the current quarter and in the second quarter offset the losses in the first fiscal quarter where we experienced exchange losses in many of our foreign subsidiaries due to the strength of the U.S. dollar during a period when certain of our countries had net U.S dollar liabilities.  In particular, Honduras experienced a larger than usual decline in its currency at a time when it had a foreign exchange exposure second only to Trinidad.  We also incurred higher transaction costs associated with converting TT dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. While that situation continues in Trinidad, we have taken that additional cost into consideration in our pricing model.

Provision for Income Taxes

	Three Months Ended
	May 31,		May 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$10,190	$(215)	$10,405
Net deferred tax provision (benefit)	(1,731)	(494)	(1,237)
Provision for income taxes	$8,459	$(709)	$9,168
Effective tax rate	31.0%		35.2%

	Nine Months Ended
	May 31,		May 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$35,028	$693	$34,335
Net deferred tax provision (benefit)	(3,143)	(1,921)	(1,222)
Provision for income taxes	$31,885	$(1,228)	$33,113
Effective tax rate	31.0%		33.4%

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

For the three months ended May 31, 2017, the effective tax rate was 31.0%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors: (i) an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia. This intercompany transaction resulted in a favorable impact on the effective tax rate of 2.8% due to the reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary, which did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect a favorable impact to the consolidated Company’s effective tax rate over the next several quarters, however the percentage will likely decrease gradually;  (ii) the favorable impact of 2.7% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (iii) the unfavorable impact of 0.8% in the current period from the effect of changes in foreign currency value; (iv) the unfavorable impact of 0.4% primarily resulting from the change in the statutory income tax rates in foreign jurisdictions.

For the nine months ended May 31, 2017, the effective tax rate was 31.0%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors: (i) an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia. This intercompany transaction resulted in a favorable impact on the effective tax rate of 2.0% due to the reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary, which did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect a favorable impact to the consolidated Company’s effective tax rate over the next several quarters, however the percentage will likely decrease gradually; (ii) the favorable impact of 1.4% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (iii) the unfavorable impact of 0.5% primarily resulting from the change in the statutory income tax rates in foreign jurisdictions.

Other Comprehensive Income (Loss)

	Three Months Ended
	May 31,			May 31,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(3,447)	$(9,759)	(154.6)%	$6,312

	Nine Months Ended
	May 31,			May 31,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$(4,307)	$612	(12.4)%	$(4,919)

Comparison of Three and Nine Months Ended May 31, 2017 and 2016

Our other comprehensive loss of approximately $3.4 million for the third quarter of fiscal year 2017 resulted primarily from comprehensive loss of approximately $3.1 million from foreign currency translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar and by comprehensive loss of approximately $416,000 related to unrealized gains on changes in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  During the nine months ended May 31, 2017, other comprehensive loss resulted primarily from approximately $4.7 million in comprehensive losses related to the translation adjustments related to assets and liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive income of approximately $364,000 related to unrealized gains on changes in derivative obligations.

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

	May 31,	August 31,
	2017	2016
Cash and cash equivalents held by foreign subsidiaries	$154,073	$160,053
Cash and cash equivalents held domestically	38,033	39,469
Total cash and cash equivalents	$192,106	$199,522

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars, which limits our ability to deploy that cash for corporate purposes. We will continue to seek to maximize the level of tradeable currency our Trinidad subsidiary can obtain (such as Euros and Canadian dollars) from our relationship banks.  However, until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  In November 2016, we began limiting our shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars. This reduced level of shipments adversely affected sales in the second quarter, particularly December, although by less than our initial estimate of $8.0 million to $12.0 million. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Most recently, we have been able to improve our sourcing of tradeable currencies which has allowed for a more normalized flow of imported merchandise during the third fiscal quarter.  However, the illiquidity situation remains in that market, and we have not been able to fully address the level of dollar-denominated liabilities. Going forward, we could again find ourselves in a position that requires us to limit shipments from the U.S. to Trinidad in line with our ability to exchange TT dollars for tradeable currencies or to reduce our exposure to a potential devaluation. This may result in our Trinidad subsidiary running out of certain merchandise from time to time during the remainder of the year, which could negatively impact sales in Trinidad.

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2017	2016
Net cash provided by (used in) operating activities	$86,279	$112,168
Net cash provided by (used in) investing activities	(99,506)	(51,927)
Net cash provided by (used in) financing activities	8,202	(11,193)
Effect of exchange rates	(2,391)	(3,504)
Net increase (decrease) in cash and cash equivalents	$(7,416)	$45,544

Our net cash provided by (used in) operating activities for the nine months ended May 31, 2017 and 2016 is summarized below:

	Nine Months Ended		Increase/
	May 31,	May 31,	(Decrease)
	2017	2016	2017 to 2016
Net income	$70,926	$66,451	$4,475
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	34,445	29,003	5,442
(Gain) loss on sale of property and equipment	1,106	399	707
Deferred income taxes	3,143	(1,222)	4,365
Stock-based compensation expenses	7,097	6,152	945
Other non-cash operating activities	1	(362)	363
Net non-cash related expenses	$45,792	$33,970	$11,822
Net income from operating activities reconciled for non-cash operating activities	116,718	100,421	16,297
Changes in operating assets and liabilities not including merchandise inventories	(1,104)	(2,281)	1,177
Changes in merchandise inventories	3,490	13,397	(9,907)
Changes in accounts payable	(32,825)	631	(33,456)
Net cash provided by (used in) operating activities	$86,279	$112,168	$(25,889)

Net income from operating activities reconciled for non-cash operating activities increased approximately $16.3 million for the nine-months ended May 31, 2017 over the same period last year.  This was primarily a result of a year-on-year increase in net income of approximately $4.5 million, a year-on-year increase in depreciation expense of approximately $5.4 million due to new warehouse club construction and the continued ongoing capital improvements to existing warehouse clubs and a year-on-year increase in deferred income taxes for $4.4 million, primarily due to the reduction of taxable income in the U.S. as a result of the intercompany transaction between PriceSmart, Inc. and its Colombia subsidiary, which resulted in an increased utilization of U.S. deferred tax benefits. The increase in net income from operating activities reconciled for non-cash operating activities was offset by cash use related to operating activities for approximately $42.2 million.  This was primarily related to a year-on year decrease in the inventory reduction. The Company did not reduce inventory to the same extent in the nine months ended May 31, 2017 compared to the prior-year period primarily due to the addition of a warehouse club opened during September 2016 in Chia, Colombia and increased in inventory to support increased sales within the Company’s Colombia segment.  Additionally, the Company reduced accounts payable year-on-year for approximately $33.5 million due mainly to the timing of inventory builds and payment terms.

Our use of cash in investing activities for the nine months ended May 31, 2017 and 2016 is summarized below:

	Nine Months Ended		Increase/
	May 31,	May 31,	(Decrease)
	2017	2016	2017 to 2016
Cash used for additions of property and equipment:
Land acquisitions	$20,258	$3,151	$17,107
Deposits for land purchase option agreements	300	442	(142)
Warehouse club and distribution center expansion, construction and land improvements	50,709	34,226	16,483
Acquisition of fixtures and equipment	28,574	14,085	14,489
Proceeds from disposals of property and equipment	(335)	(96)	(239)
Capital contribution to joint ventures	—	119	(119)
Net cash flows used by (provided in) investing activities	$99,506	$51,927	$47,579

Net cash used in investing activities increased in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016 by approximately $47.6 million.  This was primarily due to an increase  in cash expenditures for warehouse club expansions related to the acquisition of a distribution center in Medley, Miami-Dade County, Florida in January, construction activities for a warehouse club in Santa Ana, Costa Rica that we plan to open in the fall of 2017, and construction activities for a warehouse club in Chia, Colombia that opened in September 2016.  The Company also used cash for the acquisition of land in Costa Rica.  During the third quarter of fiscal year 2017, the Company re-classified cash used in warehouse club and distribution center expansion to land acquisitions for approximately $11.7 million, as part of the determination and segregation of the land value for the distribution center acquisition. An increase in overall warehouse club expansion activities, related to warehouse expansions in Guatemala, Honduras and El Salvador during the first nine months of fiscal year 2017 also increased year-on-year investing activities.

As of May 31, 2017, we  had commitments for capital expenditures for new warehouse club construction for approximately $5.6 million.  We expect to spend approximately $28.0 million in other capital expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion projects on existing warehouse clubs and land acquisitions during the remainder of fiscal year 2017. We entered into a lease extension during November 2016 for an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 24, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043.  The lease extension covers the real property at this location currently used by the Company plus additional square footage in the same shopping center, which has been added to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location.  The Company plans to expand and upgrade the current warehouse club and parking areas and to improve access into and out from the location.  The costs associated with this planned expansion and these improvements is included within our projected spend during the fiscal year. Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as a commitments, for which we have recorded deposits of approximately $1.1 million.  The land purchase option agreements can generally be canceled at our sole option with the deposits being fully refundable up and until all permits are issued. However, the deposit on one piece of land totaling approximately $50,000 would be forfeited if one pending permit is not received and we were to decide not to proceed with the acquisition.  The Company also entered into a land lease option within one of our markets, for which no deposits have been made. We do not have a timetable of when or if we will exercise these land purchase/lease options, due to the uncertainty related to the completion of our due diligence reviews.  Our due diligence reviews include evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If all of these purchase option agreements are exercised, the cash use for the acquisition of land would be approximately $24.5 million.   We may enter into additional land purchase option agreements in the future.

 In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million. The Company transferred the majority of its Miami dry distribution center activities previously located in its leased facilities.  This was completed during the third quarter of fiscal year 2017. The Company has and intends to terminate leases with respect to portions of the existing leased Miami distribution facilities or enter into sublease agreements for portions of the leased facilities. The Company recorded approximately $751,000 in costs related to our exit cost obligation for this leased facility as warehouse expenses during the third quarter.

Net cash (used in) provided by financing activities for the nine months ended May 31, 2017 and 2016 is summarized below:

	Nine Months Ended		Increase/
	May 31,	May 31,	(Decrease)
	2017	2016	2017 to 2016
New bank loans offset by regularly scheduled payments on existing bank loans (loan activities)	$20,190	$794	$19,396
Cash dividend payments	(10,641)	(10,629)	(12)
Proceeds from exercise of stock options and the tax benefit related to stock options	231	579	(348)
Purchase of treasury stock related to vesting of restricted stock	(1,578)	(1,937)	359
Net cash provided by (used in) financing activities	$8,202	$(11,193)	$19,395

Net cash from long-term and short-term loan activities increased approximately $19.4 million during the first nine months of fiscal year 2017 over the first nine months of fiscal year 2016.  This increase in cash primarily resulted from the new loan for approximately $35.7 million related to the acquisition of the Miami distribution center and a new loan within our Trinidad subsidiary for approximately $12.0 million. These loans were offset by regularly scheduled long-term loan payments of $11.0 million and additional net payments of approximately $16.5 million on short-term loans.

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

Financing Activities

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a US $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017.

On January 27, 2017 the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”). The loan establishes a credit facility of up to 75% LTV of the acquired property at a variable interest rate of 30-day LIBOR plus 1.7% for a ten-year term, with monthly principal and interest payments, maturing in 2027. The monthly principal and interest payments begin in April 2019.  An initial loan amount of $35.7 million loan was funded on January 27, 2017.  The Company entered into an interest rate hedge on November 7, 2016 with Union Bank for $35.7 million, the notional amount.  The Company will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.65%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2017:

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

		May 31, 2017			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,596	(943)	1,653	$3,224	$(1,248)	$1,976
Interest rate swaps	Other non-current assets	83	(30)	53	—	—	—
Interest rate swaps	Other long-term liabilities	(60)	17	(43)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(540)	162	(378)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$2,079	$(794)	$1,285	$1,710	$(813)	$897

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of May 31, 2017:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Costa Rica	Aug-16	Citibank, N.A.	Forward foreign exchange contracts	$3,750	Aug-17	August 31, 2016 - August 30, 2017
Colombia	Mar-17	Banco Colpatria	Forward foreign exchange contracts	4,500	Jun-17	March 2017 - June 2017
Trinidad	May-17	Citibank, N.A.	Forward foreign exchange contracts (EUR)	5,317	Jun-17	May 17, 2017 - June 16, 2017
Trinidad	May-17	Citibank, N.A.	Forward foreign exchange contracts (TTD)	5,317	Jun-17	May 17, 2017 - June 16, 2017
PSMT, Inc.	May-17	MUFG Union Bank, N.A.	Forward foreign exchange contracts (USD)	5,060	Jun-17	May 22, 2017 - June 21, 2017
PSMT, Inc.	May-17	MUFG Union Bank, N.A.	Forward foreign exchange contracts (EUR)	5,060	Jun-17	May 22, 2017 - June 21, 2017

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2017		August 31, 2016
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current assets	$3	Other current assets	$34
Foreign currency forward contracts	Other accrued expenses	(400)	Other accrued expenses	(144)
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting		$(397)		$(110)

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

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and which in some cases are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2017	$69,000	$—	$220	$68,780	—%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of May 31, 2017 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2017 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the nine months ended May 31, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MUFG Union Bank	—	35,700	35,700
Trinidad subsidiary	6,000	6,000	12,000
Repayments of long-term debt:
Regularly scheduled loan payments	(225)	(10,784)	(11,009)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	36	(120)	(84)
Balances as of May 31, 2017	$20,376	$104,338	$124,714	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $124.1 million. No cash assets were assigned as collateral for these loans.

As of May 31, 2017, the Company had approximately $102.0 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2017, the Company was in compliance with all covenants or amended covenants.

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

	Nine Months Ended
	May 31,	May 31,
	2017	2016
Shares repurchased	23,391	27,360
Cost of repurchase of shares (in thousands)	$1,941	$2,017

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first nine months of fiscal years 2017 and 2016.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of May 31, 2017, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on May 31, 2017 and August 31, 2016.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets.  However, as of May 31, 2017, in two countries there is either not a clearly defined process or the governments have alleged there is not a clearly defined process to allow the authorities to refund VAT receivables. As of August 31, 2016, there were three countries that lacked a clearly defined process; however, during the third quarter of 2017, one of these countries clarified the refund mechanism, which we are currently pursuing. We, together with our tax and legal advisers, are currently seeking these clarifications in court in the two countries without a clearly defined process and expect to prevail. The balance of the VAT receivable in the two countries with undefined refund mechanisms was $3.0 million and $1.6 million as of May 31, 2017 and August 31, 2016, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of May 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $3.9 million as of May 31, 2017 related to excess payments from fiscal year 2015 to 2017. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will ultimately succeed in our refund requests, related appeals and/or court challenge on this matter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at May 31, 2017 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $369,000 since August 31, 2016, primarily due to the addition of an interest rate swap related to a $35.7 million loan entered by the Company, fluctuations in exchange rates for the currencies that are being hedged and changes in the scheduled maturities of the underlying instruments during the nine months ended May 31, 2017. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $4.7 million net loss for the nine months ended May 31, 2017 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the three and nine month periods ending May 31, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Currency gain (loss)	$1,101	$(222)	$1,088	$(1,018)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  In the second half of fiscal year 2016 and continuing into fiscal year 2017, we are experiencing this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generate through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. The June 2016 International Monetary Fund Country Report for Trinidad and Tobago suggests that the TT dollar could be overvalued, in the range of 20%-50% compared to the U.S. dollar. Until such time that the uncertain state of tradable currency is resolved, we plan to take steps to limit our exposure.  We have reduced new shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This reduced level of shipments had some negative affect on sales in the second quarter, particularly December, although by less than our initial estimate of $8.0 million to $12.0 million.  These actions did not impact the level of merchandise we obtain locally in Trinidad.  Most recently we have been able to improve our sourcing of tradeable currencies, which has allowed for a more normalized flow of imported merchandise during the third fiscal quarter.  However, the illiquidity situation remains in that market and we have not been able to fully address the level of dollar-denominated liabilities. Going forward, we could again find ourselves in a position that requires us to limit shipments from the U.S. to Trinidad in line with our ability to exchange TT dollars for tradeable currencies or to reduce our exposure to a potential devaluation.    This may result in our Trinidad subsidiary running out of certain merchandise, from time to time during the remainder of the year, which could negatively impact sales in Trinidad.  As of May 31, 2017, we have net U.S. dollar denominated liabilities of approximately $3.0 million that would be exposed to a potential devaluation of Trinidad dollars. If for example, a hypothetical 20% devaluation of the TT currency occurred, the net effect on other expense would be approximately $600,000.

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com.  On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders, as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC).  The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549.  For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2016 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended May 31, 2017, the Company repurchased a total of 771 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2017.  The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2017 - March 31, 2017	771	$91.30	—	N/A
April 1, 2017 - April 30 2017	—	$—	—	N/A
May 1, 2017 - May 31, 2017	—	$—	—	N/A
Total	771	$91.30	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(1)	Amended and Restated Bylaws of the Company.
10.1	Promissory Note between PriceSmart Clubs (TT) Limited and Citibank, N.A. dated March 31, 2017.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	July 5, 2017	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 5, 2017	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)