Form 10-K
period 2017-08-31
PRICESMART INC
filed 2017-10-26
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,925,567,077 based on the last reported sale price of $88.40 per share on the NASDAQ Global Select Market on February 28, 2017.

As of October 18, 2017,  30,400,674 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2018 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2017

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

Our Company

PriceSmart owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean that offer high quality brand name and private label consumer goods at low prices to individuals and businesses. Our typical no-frills warehouse club-type buildings range in size from 48,000 to 100,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. During fiscal year 2017, average net sales per warehouse club were approximately $74.6 million. By offering our members high quality merchandise at competitive prices, we seek to reinforce the value of a PriceSmart membership. We also seek to provide above market and fair wages and benefits to all of our employees as well as a fair return to our stockholders.

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

The numbers of warehouse clubs in operation as of August 31, 2017 for each country or territory were as follows:

	Number of	Number of	Actual and Anticipated
	Warehouse Clubs	Warehouse Clubs	warehouse
	in Operation as of	in Operation as of	club openings
Country/Territory	August 31, 2016	August 31, 2017	in fiscal year 2018
Colombia	6	7	—
Costa Rica	6	6	1
Panama	5	5	—
Trinidad	4	4	—
Dominican Republic	3	3	1
Guatemala	3	3	—
Honduras	3	3	—
El Salvador	2	2	—
Nicaragua	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Totals	38	39	2

 We opened a new warehouse club in Chia, Colombia, in September 2016 (fiscal year 2017) that we constructed on land we acquired in May 2015, bringing the total of warehouse clubs operating in Colombia to seven. In April 2015, we acquired land in Managua, Nicaragua. We constructed and then opened a warehouse club on this site in November 2015 of fiscal year 2016, bringing the total number of warehouse clubs operating in Nicaragua to two.

On February 1, 2017, we acquired land in Santa Ana, Costa Rica, upon which we built a new warehouse club. We opened this new warehouse club on October 5, 2017, fiscal year 2018.  This new warehouse club brings the number of PriceSmart warehouse clubs operating in Costa Rica to seven. In June 2017, we acquired land in Santo Domingo, Dominican Republic, upon which we are currently building a new warehouse club. We expect to open this new warehouse club in the spring of 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

Competitive Strengths

Low Operating Costs.  Our format is designed to move merchandise from our suppliers to our members at a lower expense ratio than our competitors. We focus on achieving efficiencies in product distribution, minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) (approximately 2,500 per warehouse club) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. We also have opened distribution centers in certain of our high volume markets to improve in-stock rates on high volume products. Our focus on driving down operating costs relative to net warehouse club sales allows us to offer lower prices to our members, which we believe helps generate member loyalty and increased sales.

Membership. Membership has been a basic operating characteristic in the warehouse club industry beginning over 40 years ago at Price Club, the first warehouse club. Membership fees enable us to operate our business on lower margins than conventional retail and wholesalers and represent approximately 1.6% of net warehouse club sales.  In addition, membership serves to promote customer loyalty.

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

Innovation. The warehouse club industry surpassed its fortieth anniversary in 2016, since the founding of Price Club in 1976. The world of merchandising has changed greatly in those 40 years, particularly related to technology, the worldwide sourcing of products, a growing middle class in developing countries and ever changing consumer preferences. We have developed know-how to operate effectively in multiple markets, many of which are relatively small, each with different legal requirements, local buying opportunities, cultural norms, unique distribution and logistical challenges and member preferences that require a studied mix of local versus imported merchandise. We believe that fundamental to our future success is our capacity to continue to adapt and innovate to meet the needs of our current and future members.  We have therefore established an innovation team reporting to a committee of the Board of Directors that is dedicated to the evaluation and development of technologies with the objective of offering our members a seamless multi-channel experience, including on-line shopping.

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

Adding New Warehouse Clubs in Existing Markets. We operate in 13 countries/territories. All of our country markets are small in terms of population and gross domestic product (“GDP”) except Colombia. In our non-Colombia markets, we plan to add additional warehouse clubs where we believe the markets can support additional clubs. We also plan to continue to add warehouse clubs in Colombia, which is a large market that we believe can potentially provide significant expansion opportunities.

Efficient Distribution Center Network. Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  Our warehouse clubs acquire a significant amount of merchandise internationally, primarily processed through our Miami distribution centers. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets.  Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs.  We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.  These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment. Additionally, in January 2017 we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This new distribution facility will increase our ability to efficiently receive, handle and distribute merchandise.  Our distribution centers are currently contributing to efficiencies in buying and product handling, and we expect our in-country distribution centers to continue to expand their range of operations to increase PriceSmart sales and to lower operating expenses.

New Markets. We are focused on efforts to expand in Colombia, a market where our membership concept has proven to be well-received and holds significant potential to grow our business, while we continually evaluate potential opportunities for future expansion into new markets in South America.

On-line Shopping and Other Services. We believe that there is significant opportunity to increase sales and profits with our current and future members through increasing online shopping opportunities; providing home and business product delivery; and offering additional products and services not currently available to our members. These capabilities are currently under development.

Our Membership Policy

We offer three types of memberships: Business, Diamond and, in Costa Rica and Panama, Platinum memberships. Businesses qualify for Business membership. We promote Business membership through our marketing programs and by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately the equivalent of $30 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

The Diamond membership is targeted at individuals and families. The annual fee for a Diamond membership in most markets is approximately $35 (entitling members to two cards). We increased the fee in June 2012 from approximately $30.    In Colombia, the Diamond membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading at approximately 3,000 COP to $1.00 US dollar, so that the converted membership price in U.S. dollars decreased from approximately U.S. $30 to approximately U.S. $20.  In February 2017, we raised the membership fee in Colombia to 75,000 COP, moving the converted membership price to approximately U.S. $25.

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provides members with a 2% rebate on most items, up to an annual maximum of $500.00.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue.  In September of fiscal year 2018, we expanded this membership offering to our Panama market and plan on adding the Platinum membership level in the Dominican Republic over the next few months. We are considering expanding Platinum membership to other PriceSmart markets and may do so during fiscal year 2018.

We recognize membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $22.1 million and $20.9 million as of August 31, 2017 and August 31, 2016, respectively.  Our membership agreements provide that our members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.

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

Our Employees

As of August 31, 2017, we had a total of 7,903 employees. Approximately 95% of our employees were employed outside of the United States, and approximately 1,105 employees are represented by unions. Our policy is to provide employees with good wages relative to the competition in the markets in which they work and to provide good benefits which often exceed the legal requirements for countries in which we do business.  We believe that investing in our employees, treating them as partners in our business and providing opportunities for career advancement lead to long-serving, loyal employees, which in turn creates efficiencies in operations and results in better service to our members.  We consider our employee relations to be very good.

Seasonality and Quarterly Fluctuations

Historically, our merchandising businesses have experienced holiday retail seasonality in our markets. In addition, fluctuations in our comparable store net sales, operating income and net income occur as a result of a variety of factors in our markets.  These factors, include but are not limited to:

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

Working Capital Practices

Information about our working capital practices is disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic areas is incorporated herein within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Net Warehouse Club Sales by Segments” and Part II, Item 8 “Financial Statements and Supplementary Data Segment: Notes to Financial Statements, Note 15-Segments.”

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2017 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

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
•

crime and security concerns, which can adversely affect the economies of the countries in which we operate and which require us to incur additional costs to provide additional security at our warehouse clubs;

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

As of August 31, 2017, the Company had 39 warehouse clubs in operation, located in 12 countries and one U.S. territory (seven in Colombia; six in Costa Rica; five in Panama; four in Trinidad; three each in Guatemala, Honduras, and in the Dominican Republic; two in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica, and the United States Virgin Islands).  We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory controls and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

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

We also face competition from on-line retailers who serve our markets, and we expect that this type of competition will grow and intensify in the future.

We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer. We may be required to implement price reductions to remain competitive if any of our competitors reduce prices in any of our markets. In response to the increasing threat associated with on-line retailers, we are making technology investments which may result in increases in the use of cash and reduced profitability in the near term.

Future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations.

Sales growth at the existing warehouse clubs can be impacted by, among other things, the physical limitations of the warehouse clubs, which restrict the amount of merchandise that can be safely stored and displayed in the warehouse clubs and the number of members that can be accommodated during business hours. As a result, sales growth will depend, in part, upon our acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, we compete with other retailers and businesses for suitable locations. Additionally, local land use, environmental and other regulations restricting the construction and operation of our warehouse clubs may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouse clubs. We have experienced these limitations in Colombia and in some of our other existing markets, which has negatively affected our growth rates in those markets. Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by us could have a material adverse effect on the future growth of PriceSmart.

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

We might open warehouse clubs in new markets in the future. The risks associated with entering a new market include potential difficulties in attracting members due to a lack of familiarity with us and our lack of familiarity with local member preferences. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. As a result, our new warehouse clubs might not be successful in new markets.

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

Although we offer limited online shopping to our members in certain markets, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience.

Online sales currently represent a small fraction of the total sales in our markets of the types of merchandise we offer, but online shopping may become more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve.  While major international online retailers have not established a significant penetration in any of our markets, it is possible that they or smaller regional companies will increase the penetration of online shopping in our markets. We continue to invest in our websites and systems with the long-term objective of offering our members a seamless multichannel experience.  If we do not successfully develop and maintain a relevant multichannel experience for our members, our ability to compete and our results of operations could be adversely affected.

Failure to grow our e-commerce business through the integration of physical and digital retail or otherwise, and the cost of our increasing e-commerce investments, may materially adversely affect our market position, net sales and financial performance.

The retail business is quickly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. We are increasing our investments in e-commerce, technology and other customer initiatives. The success of our ecommerce initiative will depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our ecommerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs and materially adversely affect the financial performance of the physical retail side of our operations. In addition, the cost of certain e-commerce and technology investments will adversely impact our financial performance in the short-term and may adversely impact our financial performance over the longer term.

Our profitability is vulnerable to cost increases.

Future increases in costs such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to offset currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income, inflation and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.

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

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes and hurricanes, which are encountered periodically in the regions in which our warehouse clubs are located. Natural disasters could result in many days of lost sales at our warehouse clubs or adversely affect our distribution chain. For example, operations at our USVI warehouse club have been adversely affected by Hurricanes Irma and Maria.  The warehouse club was closed for nine days, and after re-opening, the warehouse club operated with limited hours for 16 days due to a government-imposed curfew. Damaged and destroyed roads continue to restrict traffic flow, adversely affecting customer access.  Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

Negative economic conditions could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, availability of credit, interest rates, tax rates and consumer spending patterns in each of our foreign markets, could adversely affect consumer demand for the products we sell, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operating results.  Factors such as declining expatriate remittances, reduced tourism and less foreign investment also could negatively impact the economies of Latin America and the Caribbean. A significant decline in the economies of the countries in which our warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates and increased barriers to entry such as higher tariffs and taxes. The economic factors that affect our operations also may adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us for sale.

Our failure to maintain our brand and reputation could adversely affect our results of operations.

Our success depends on our ability to continue to preserve and enhance our brand and reputation.  Damage to the PriceSmart brand could adversely impact warehouse club sales, diminish member trust, reduce member renewal rates and impair our ability to add new members.  A failure to maintain and enhance our reputation also could lead to loss of new opportunities or employee retention and recruiting difficulties.  Negative incidents, such as a data breach or product recall, can quickly erode trust and confidence, particularly if they result in adverse mainstream publicity, governmental investigations or litigation. In particular, the propagation of negative publicity on social media, whether merited or not, can have a damaging effect on our business in one or more markets. In addition, we sell many products under our private label Member’s Selection brand. If we do not maintain consistent product quality of our Member’s Selection products, which generally carry higher margins than national brand products carried in our warehouse clubs, our net warehouse sales and gross margin results could be adversely affected and member loyalty could be harmed.

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

We have important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in the relationships or the agreements that govern the terms through which business is conducted could adversely affect our ability to purchase merchandise in sufficient quantities and at competitive prices, which could have a material adverse effect on our business, financial condition and results of operation. We have no assurances of continued supply, pricing or access to new merchandise, and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us. One of our significant suppliers operates a warehouse club business and may in the future seek to compete with us in some of our markets. In addition, the manner in which we acquire merchandise, either directly from the supplier’s parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond our control. Significant changes or disruptions in how we acquire merchandise from these suppliers could negatively affect our access to such merchandise, as well as the cost of merchandise to us and hence our members, which could have a material adverse effect on our business and results of operations.

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

We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes.  Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.  In some countries, there have been changes in the method of computing minimum tax prepayments and there are no clear rules that allow the Company to obtain refunds or to offset prepayments that are substantially in excess of the actual computed tax liability.  Additionally, in one country the government alleges that there is not a clearly defined process in the laws and regulations to allow the tax authorities to refund Value Added Tax (“VAT”) receivables.  We, together with our tax and legal advisers, are currently appealing these interpretations in court.  If we do not prevail on our appeal, we may be required to establish a valuation reserve against these VAT receivables and take an accompanying charge, which would adversely affect our financial condition and results of operation.

We file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which affects the amount of tax paid by us. We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the prevailing circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and therefore require us to pay additional taxes.

We face the possibility of operational interruptions related to union work stoppages.

We currently have labor unions at our distribution center in Miami, FL and in three of our subsidiaries (Trinidad, Barbados, and Panama). A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operations. For example, a work stoppage at our Miami distribution facility could affect our ability to supply adequate inventories of U.S. goods to our warehouse clubs, and work stoppages at one or more clubs would adversely affect sales by the affected warehouse club or clubs.

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2017, we had a total of 39 warehouse clubs operating in 12 foreign countries and one U.S. territory, 31 of which operate under currencies other than the U.S. dollar. For fiscal year 2017, approximately 77% of our net warehouse club sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from foreign currencies into U.S. dollars using exchange rates for the current period. As a result of such translations, fluctuations in currency exchange rates from period-to-period may result in our consolidated financial statements reflecting significant adverse period-over-period changes in our financial performance or reflecting a period-over-period improvement in our financial performance that is not as robust as it would be without such fluctuations in the currency exchange rates.

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members for imported merchandise in those countries.  Merchandise imported into our markets are generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country.  If the local currency devalues against the U.S. dollar, the prices for those products in the local currency will increase.  Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in 2015) the demand for, and sales of, those products could be negatively impacted.

Finally, the ability of the Company to convert local currency into U.S. dollars to settle U.S, dollar invoices can be impacted in certain markets due to economic factors or government policies creating illiquidity of the local currency.  This was the case in Trinidad at the end of 2016 which led us to reduce shipments from the U.S. to Trinidad to amounts that our Trinidad subsidiary could pay for using the amount of tradeable currency that could be sourced in that market, resulting in lost sales.

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

From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption is increased when system changes are undertaken. Targeting the wrong opportunities, failing to make the best investments or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in the selection of a new global enterprise resource planning system (ERP). ERP systems are designed to accurately maintain a company’s books and records and provide information important to the operation of the business to the management team. Implementation of the new ERP, which will take several years, will require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to operate our business.

Any failure by us to maintain the security of the information that we hold relating to our company, members, employees and vendors, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.

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

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third party service providers' information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat our security measures or those of our third-party service providers in the future and obtain the personal information of members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. We or one of our third-party service providers also may be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations.  In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid.  Associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and breach our or our third-party service providers’ information systems (whether digital or otherwise).

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

In addition, such events could materially adversely affect our reputation with our members, employees, vendors and stockholders, as well as our operations, results of operations, financial condition and liquidity, could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation against us or the imposition of penalties or liabilities. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information, resulting in a disruption of our operations.

We are subject to payment related risks.

We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards and the processing of payments to vendors. Our business could be disrupted if these companies become unwilling or unable to provide these services to us. Additionally, failures or disruptions in data communication and transfer services could significantly impact our ability to transact payments to vendors and process credit and debit card transactions. We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks’ compromised card re-issuance costs, we may be subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.

Failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material adverse effect on our business. We must develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately develop, retain and attract highly qualified employees in the future, or to replace retiring key executives which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man insurance.

Changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, projections, estimates and judgments by our management. These include, but are not limited to assumptions, projections, estimates and judgements related to contingencies and litigation, income taxes, value added taxes, and long-lived assets. Changes in these rules or their interpretation or changes in underlying assumptions, projections, estimates or judgments by our management could significantly change our reported or expected financial performance.

A few of our stockholders own approximately 25.3% of our voting stock as of August 31, 2017,  which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2017, PriceSmart operated 39 membership warehouse clubs, as detailed below:

	Own land	Lease land
Location	and building	and/or building
COLOMBIA SEGMENT
Colombia(1)	6	1
CENTRAL AMERICA SEGMENT
Panama	4	1
Guatemala	1	2
Costa Rica	6	—
El Salvador	2	—
Honduras	2	1
Nicaragua(2)	2	—
CARIBBEAN SEGMENT
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	31	8

(1)

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

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. As of August 31, 2017, the Company’s warehouse club buildings occupied a total of approximately 2,925,731 square feet, of which 522,131 square feet were on leased property.

The following is a summary of other leased facilities as of August 31, 2017:

		Lease land
Location	Facility Type	and/or building
COLOMBIA SEGMENT
Bogota, Colombia	Central Offices	1
CENTRAL AMERICA SEGMENT
Panama	Central Offices	1
Guatemala	Member Parking	1
Costa Rica	Construction and Real Estate Development Offices	1
Costa Rica	Storage and Distribution Facility	1
El Salvador	Employee Parking	1
CARIBBEAN SEGMENT
Barbados	Storage Facility	1
Chaguanas, Trinidad	Employee Parking	1
Chaguanas, Trinidad	Container Parking	1
Trinidad	Storage and Distribution Facility	1
Jamaica	Storage Facility	1
Santo Domingo, Dominican Republic	Central Offices	1
U.S. SEGMENT
San Diego, CA	Corporate Headquarters	1
Miami, FL	Dry Distribution Facility	1
Miami, FL	Cold Distribution Facility	1
Total		15

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

In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida. We transferred our Miami dry distribution center activities that were previously in a leased facility to the new facility, during the third quarter of fiscal year 2017.  Some portions of the vacated space have been subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.  We believe that the purchase of this distribution center will enable us to increase our ability to efficiently receive, handle and distribute merchandise.

The following is a summary of the warehouse clubs and Company facilities located on leased property as of August 31, 2017:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia	Warehouse Club	October 29, 2014	98,566	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	68,977	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2025	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2025	none
Jamaica	Storage and Distribution Facility	September 1, 2012	17,000	July 14, 2019	2 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	January 14, 2021	5 years
Bogota, Colombia	Central Offices	October 21, 2010	9,707	December 31, 2017	none
San Diego, CA (1)	Corporate Headquarters	April 1, 2004	45,826	May 31, 2026	5 years
Miami, FL(2)	Dry Distribution Facility	March 1, 2008	206,041	July 31, 2021	none
Miami, FL	Cold Distribution Facility	August 1, 2016	100,295	December 31, 2027	none
Panama	Central Offices	November 4, 2014	17,975	December 12, 2028	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 27, 2019	3 years
Costa Rica (3)	Distribution Facility and Parking Lot	March 26, 2018	233,794	March 25, 2038	10 years
Panama	Distribution Facility	August 14, 2017	4,874	August 13, 2020	2 years
Trinidad(4)	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)

October 31, 2016, the contract to sub-lease 2,799 square feet of space to a third party expired.  The Company has since occupied all 2,799 square feet of space as an expansion to its Corporate Headquarters and included the additional square feet in the table above.

(2)

In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida. We transferred our Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017.  Some portions of the vacated space have been subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.

(3)

In June 2017, the Company executed a contract to acquire 233,794 square feet of space for a domestic distribution center and parking lot. Delivery date is expected to be March 26, 2018 and June 26, 2018, respectively.

(4)

Although the Company’s lease agreement for the Trinidad storage and distribution facility expired on August 17, 2017, the Company continues to occupy the space as an agreement for a one year renewal has been reached with the landlord, pending execution of the contract.  The Company has also included this one year lease as part of the minimum lease commitments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 18, 2017, there were approximately 23,510 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2017 FISCAL QUARTERS
First Quarter	9/1/2016	11/30/2016	$92.40	$80.35
Second Quarter	12/1/2016	2/29/2017	92.15	82.50
Third Quarter	3/1/2017	5/31/2017	93.60	85.85
Fourth Quarter	6/1/2017	8/31/2017	89.20	80.50

2016 FISCAL QUARTERS
First Quarter	9/1/2015	11/30/2015	$97.26	$76.65
Second Quarter	12/1/2015	2/29/2016	93.80	70.11
Third Quarter	3/1/2016	5/31/2016	88.95	78.00
Fourth Quarter	6/1/2016	8/31/2016	94.28	76.00

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2017.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35
2/3/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	$0.35	8/14/2015	8/31/2015	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2017, the Company repurchased a total of 38,634 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2017. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2016 - September 30, 2016	—	$—	—	N/A
October 1, 2016 - October 31, 2016	—	—	—	N/A
November 1, 2016 - November 30, 2016	—	—	—	N/A
December 1, 2016 - December 31, 2016	—	—	—	N/A
January 1, 2017 - January 31, 2017	23,283	82.96	—	N/A
February 1, 2017 - February 29, 2017	108	84.70	—	N/A
March 1, 2017 - March 31, 2017	771	91.30	—	N/A
April 1, 2017 - April 30, 2017	—	—	—	N/A
May 1, 2017 - May 31, 2017	—	—	—	N/A
June 1, 2017 - June 30, 2017	—	—	—	N/A
July 1, 2017 - July 31, 2017	2,398	84.65	—	N/A
August 1, 2017 - August 31, 2017	12,074	81.10	—	N/A
Total	38,634	$82.66	—	N/A

Item 6. Selected Financial Data

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

SELECTED FINANCIAL DATA

	Years Ended August 31,
	2017	2016	2015	2014	2013
	(in thousands, except income per common share)
OPERATING RESULTS DATA:
Net warehouse club sales	$2,910,062	$2,820,740	$2,721,132	$2,444,314	$2,239,266
Export sales	34,244	33,813	33,279	31,279	23,059
Membership income	47,743	45,781	43,673	38,063	33,820
Other income	4,579	4,842	4,519	3,911	3,667
Total revenues	2,996,628	2,905,176	2,802,603	2,517,567	2,299,812
Total cost of goods sold	2,519,752	2,449,626	2,352,839	2,113,664	1,929,428
Total selling, general and administrative	338,642	316,474	297,656	262,420	240,924
Preopening expenses	44	1,191	3,737	3,331	1,525
Loss (gain) on disposal of assets	1,961	1,162	2,005	1,445	889
Operating income	136,229	136,723	146,366	136,707	127,046
Total other income (expense)	(3,486)	(5,483)	(9,770)	(2,458)	(3,835)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	132,743	131,240	136,596	134,249	123,211
Provision for income taxes	(42,018)	(42,849)	(47,566)	(41,372)	(38,942)
Income (loss) of unconsolidated affiliates	(1)	332	94	9	(4)
Net income	$90,724	$88,723	$89,124	$92,886	$84,265
INCOME PER COMMON SHARE -BASIC:
Basic net income per share	$2.98	$2.92	$2.95	$3.07	$2.78
INCOME PER COMMON SHARE -DILUTED:
Diluted net income per share	$2.98	$2.92	$2.95	$3.07	$2.78
Weighted average common shares - basic	30,020	29,928	29,848	29,747	29,647
Weighted average common shares - diluted	30,023	29,933	29,855	29,757	29,657

SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2017	2016	2015	2014	2013
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$162,434	$199,522	$157,072	$137,098	$121,874
Restricted cash	$3,278	$3,194	$1,525	$29,366	$40,759
Total assets	$1,177,514	$1,096,735	$991,224	$937,338	$826,039
Long-term debt	$106,297	$88,107	$90,534	$91,439	$73,020
Total PriceSmart stockholders’ equity	$708,767	$638,071	$566,584	$548,265	$481,049
Dividends paid on common stock(1)	$21,285	$21,274	$21,126	$21,144	$18,133

(1)	On February 1, 2017, February 3, 2016, February 4, 2015, January 23, 2014, and November 27, 2012, the Company declared cash dividends on its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks described herein under the heading “Part I - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of August 31, 2017 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of August 31, 2017 for each country or territory are as follows:

	Number of	Number of	Actual and Anticipated
	Warehouse Clubs	Warehouse Clubs	warehouse
	in Operation as of	in Operation as of	club openings
Country/Territory	August 31, 2016	August 31, 2017	in fiscal year 2018
Colombia	6	7	—
Costa Rica	6	6	1
Panama	5	5	—
Trinidad	4	4	—
Dominican Republic	3	3	1
Guatemala	3	3	—
Honduras	3	3	—
El Salvador	2	2	—
Nicaragua	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Totals	38	39	2

 We constructed and opened a new warehouse club in Chia, Colombia, in September 2016 (fiscal year 2017) on land we acquired in May 2015, bringing the total of warehouse clubs operating in Colombia to seven. In April 2015, we acquired land in Managua, Nicaragua.  We constructed and then opened a warehouse club on this site in November 2015 of fiscal year 2016 bringing the total number of warehouse clubs operating in Nicaragua to two.

On February 1, 2017, we acquired land in Santa Ana, Costa Rica upon which we opened a new warehouse club on October 5, 2017, fiscal year 2018.  This new warehouse club brings the number of PriceSmart warehouse clubs operating in Costa Rica to seven. In June 2017, we acquired land in Santo Domingo, Dominican Republic. We are currently building a warehouse club on this site that we expect to open in the spring of calendar year 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal year 2015 and 2016, as many of our markets are susceptible to foreign currency exchange rate volatility.  During fiscal year 2017, approximately 77% of our net warehouse sales were in markets whose functional currency is other than the U.S. dollar.  Of these sales, approximately 52% were comprised of sales of products we purchased in U.S. dollars.

Currency fluctuations within our Colombia market adversely affected our consolidated results of operations in prior fiscal years. Major changes in the value of the Colombian peso (“COP”) relative to the U.S. dollar negatively impacted sales and margins in that market during fiscal years 2015 and 2016.  For example, in fiscal year 2016, the devaluation of the Colombian peso against the U.S. dollar resulted in decreased U.S. dollar reported warehouse club sales for that market, after translation, by approximately 26% when compared to fiscal year 2015, following an approximately 60% devaluation that occurred in fiscal year 2015.  A devaluation of the COP not only reduces the value of sales and membership income that is generated in Colombia when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  This, along with the fact that we are still relatively new in the Colombian market, and the sophisticated level of competition in that market, impacted overall business performance resulting in an operating loss in Colombia in fiscal years 2015 and 2016. A stabilization of the currency during fiscal year 2017 has contributed to improving business conditions in Colombia, resulting in good sales growth and a return to operating profitability in our Colombia segment.

Certain of our Central American and Caribbean markets have experienced some slowing of overall economic activity during the fiscal year which may continue to impact the level of consumer spending in the coming months. In particular, Trinidad’s economy, with its dependence on oil and gas exports as a major source of income and resulting government policy to manage its foreign exchange reserves, has been experiencing overall difficult economic conditions with a corresponding impact on consumer spending. Other countries where general market conditions have provided a difficult operating environment which we expect may continue into fiscal year 2018 include Barbados, and USVI where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island.

Our capture of retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members.  In larger, more developed countries, such as Costa Rica, Panama and Colombia, customers have many alternatives available to them to satisfy their shopping needs, and therefore, our market share is less than in other smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

Demographic characteristics within each of our markets can also affect both the overall level of sales and also future sales growth opportunities.  Island countries such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size.  Countries with a smaller upper and middle class consumer population, such as Honduras, El Salvador, Jamaica and Nicaragua, also have a more limited potential opportunity for sales growth as compared to more developed countries with larger upper and middle class consumer populations.

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

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We have been and continue to work with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue.  During part of the first half of fiscal year 2017 we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  As of August 31, 2017, our Trinidad subsidiary had net U.S. dollar denominated assets of approximately $4.0 million. However, the illiquidity situation remains in the Trinidad market, and we could face similar issues in sourcing U.S. dollars during the first and second quarters of fiscal year 2018, which may require us to limit shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to operate membership warehouse clubs in Latin America and the Caribbean.  We sell a limited number of high volume products and services across a broad range of categories to business and families at the lowest possible prices.  PriceSmart members pay an annual membership fee, and that fee, combined with volume purchasing and operating efficiencies throughout the supply chain, enable us to operate our business very efficiently with lower margins and prices than conventional retail stores and wholesale suppliers.

While our traditional membership warehouse club strategy continues to work well in our markets, we recognize that technology is having an increasingly profound impact on shopping habits throughout the world.  We believe our business strategy needs to be broadened to respond to changes in shopping habits so our members will have the shopping experience they desire.

Our longer range strategic objective is to combine the traditional membership warehouse club “brick and mortar” business with online shopping to provide the best shopping experience possible for our members.

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

We seek to grow sales by increasing transaction size and shopping frequency of our members by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members and improving the capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations through physical expansions of the building or adding additional parking or improving the flow of merchandise to and within the warehouse club. Sales growth is also achieved when we add new warehouse clubs with a corresponding increase in members in those markets that can support that growth.  Sales during fiscal year 2017 were positively impacted by the addition of a new warehouse club that opened in Chia, Colombia in September 2016, fiscal year 2017. Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for fiscal year 2017, net warehouse sales increased 3.2% when compared to fiscal year 2016. Finally, in the future we believe that technology supported online sales will constitute a significant opportunity to grow sales.

One of the distinguishing features of the warehouse club format is the role membership plays, both in terms of pricing and member loyalty.  Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices.  In most of our markets, the annual membership fee is the equivalent of U.S. $35 for both business members and non-business “Diamond” members.  In Colombia, the membership fee has been 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading at approximately 3,000 COP to $1.00 US dollar so that the converted membership price in U.S. dollars decreased from approximately U.S. $30 to approximately U.S. $20.  In February, we raised the membership fee in Colombia to 75,000 COP moving the converted membership price to approximately U.S. $25.  In addition to the standard warehouse club membership, we have offered in Costa Rica what we call Platinum membership since 2012 for $75.  A Platinum membership earns a 2% rebate on annual purchases up to a maximum $500 rebate per year. In September, fiscal year 2018, we introduced the Platinum membership in Panama and plan on adding a Platinum membership level in the Dominican Republic in the next few months. We are considering expanding Platinum membership to other PriceSmart markets and may do so during fiscal year 2018.

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, which we receive primarily at our Miami distribution centers.  In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This new distribution facility will increase our ability to efficiently receive, handle and distribute merchandise.We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets. Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are investing in regional distribution centers. We recently entered into a long-term lease for a 107,640 square foot distribution center in Costa Rica, with the expectation that this distribution center will improve the merchandise flow and in-stock conditions in our warehouse clubs, reduce merchandise costs and facilitate online sales to our members in Costa Rica.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find.  While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property.  Excess land at Alajuela (Costa Rica) and Brisas (Panama) is being developed by joint ventures formed by us and the sellers of the property.  We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us.  The profitable sale or development of real estate not required to operate a warehouse club is highly dependent on real estate market conditions.

We are currently engaged in the selection of a new global enterprise resource planning system (ERP) and evaluating other technology-related investments with the long-term objective of offering our members a seamless multi-channel experience. To oversee our efforts to identify and adopt new technologies that can help us better serve our members, our Board of Directors has approved a new sub-committee within our Board, the Innovation Committee.  The committee members include Board Chairman Robert Price as Chairman of the committee, our CEO Jose Luis Laparte and two other members of our Board.  The Board of Directors has designated an incremental $3.0 to $5.0 million of technology-related spending for fiscal year 2018 for evaluation and selection of the ERP vendor and to fund a newly established team to direct our technology investment and preopening spending to develop a new online business that we hope to launch during the summer of 2018. Substantially all of this spending for fiscal year 2018 will be recorded as expenses on the statement of income that will impact earnings during the upcoming fiscal year as we pursue these long-term initiatives, which will likely require further investments beyond the current fiscal year.

Financial highlights for the fourth quarter of fiscal year 2017 included:

•

Net warehouse club sales increased 3.6% over the comparable prior year period. We ended the quarter with 39 warehouse clubs compared to 38 warehouse clubs at the end of the fourth quarter of fiscal year 2016.

•	Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended September 3, 2017 increased 1.9%.
•	Membership income for the fourth quarter of fiscal year 2017 increased 5.3% to $12.2 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 2.4%  over the prior-year period, and warehouse gross profits as a percent of net warehouse club sales were 14.6%, a decrease of 1 basis point (0.01%) from the same period last year.

•	Operating income for the fourth quarter of fiscal year 2017 was $30.8 million, a decrease of $2.0 million compared to the fourth quarter of fiscal year 2016.
•	Our effective tax rate increased in the fourth quarter of fiscal year 2017 to 33.9% from 30.4% in the fourth quarter of fiscal year 2016.
•	Net income for the fourth quarter of fiscal year 2017 was $19.8 million, or $0.64 per diluted share, compared to $22.3 million, or $0.74 per diluted share, in the fourth quarter of fiscal year 2016.

Financial highlights for fiscal year 2017 included:

•

Net warehouse club sales increased 3.2% over the comparable prior year period.  We ended the year with 39 warehouse clubs compared to 38 warehouse clubs at the end of the fiscal year 2016.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 52 weeks ended September 3, 2017 increased 1.5%.

•	Membership income for the fiscal year 2017 increased 4.3% to $47.7 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) increased 4.8% over the same prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.5%, an increase of 23 basis points (0.23%) from the same period last year.

•	Operating income for fiscal year 2017 was $136.2 million, a decrease of $494,000 million compared to fiscal year 2016.
•	Currency exchange transactions in the current year resulted in a $1.2 million gain compared to an $899,000 net loss from currency exchange transactions last year.
•	The effective tax rate for fiscal year 2017 is 31.7%, as compared to the effective tax rate for fiscal year 2016 of 32.6%.
•	Net income for fiscal year 2017 was $90.7 million, or $2.98 per diluted share, compared to $88.7 million, or $2.92 per diluted share, in the prior year.

Financial highlights for fiscal year 2016 included:

•	Net warehouse club sales increased 3.7% over the comparable prior year period.
•	Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 53 weeks ended September 4, 2016 decreased 0.8%.
•	Membership income for the fiscal year 2016 increased 4.8% to $45.8 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) increased 0.8% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.3%, a decrease of 40 basis points (0.40%) from the same period last year.

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

Comparison of Fiscal Year 2017 to 2016 and Fiscal Year 2016 to 2015

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2017, 2016, and 2015 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.  Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Growth

We measure our growth primarily by the amount of the period-over-period growth in our net warehouse sales, our comparable warehouse club sales (which include the impact of e-commerce sales) and our membership income. At times, we make strategic investments that are focused on the long-term growth of the Company. These investments can impact near-term results; such as an opening of a new warehouse club in a market which can reduce reported comparable warehouse sales due to the cannibalization of sales from existing warehouse clubs; or negatively impact operating profit and net income, as fixed costs are added in advance of achieving full projected sales.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the reportable segments in which we operate, and the percentage growth in net warehouse club sales by segment during fiscal years 2017, 2016 and 2015.

	Years Ended
	August 31, 2017				August 31, 2016
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,756,716	60.4%	$29,954	1.7%	$1,726,762	61.2%
Caribbean	815,264	28.0%	(12,842)	(1.6)%	828,106	29.4%
Colombia	338,082	11.6%	72,210	27.2%	265,872	9.4%
Net warehouse club sales	$2,910,062	100.0%	$89,322	3.2%	$2,820,740	100.0%

	Years Ended
	August 31, 2016				August 31, 2015
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,726,762	61.2%	$130,859	8.2%	$1,595,903	58.6%
Caribbean	828,106	29.4%	18,826	2.3%	809,280	29.7%
Colombia	265,872	9.4%	(50,077)	(15.8)%	315,949	11.6%
Net warehouse club sales	$2,820,740	100.0%	$99,608	3.7%	$2,721,132	100.0%

Comparison of 2017 and 2016

Overall net warehouse sales growth of 3.2% for fiscal year 2017 compared to fiscal year 2016 resulted from a 2.8% increase in transactions and a 1.0% increase in average ticket.

Net warehouse sales in our Central America segment increased 1.7% for fiscal year 2017. General weakness in Costa Rica, our largest market in that segment, resulted in negative growth there of 2.6%.  All other Central American countries recorded positive growth in warehouse sales for the twelve-month period, with Panama, Guatemala, and Honduras all recording sales growth of between 4-5%.

Our Caribbean segment had a full-year sales decline of 1.6% driven largely by sales decreases in Trinidad, our largest market in that segment. The difficult economic environment there continues to negatively impact consumer spending, and earlier in the year, we restricted shipments of U.S. goods for a period of three months as a result of currency illiquidity in the market.  Trinidad net warehouse club sales for fiscal year 2017 declined 4.8% compared to fiscal year 2016.  The Company is not currently limiting shipments to Trinidad, but illiquidity concerns remain, which may again cause us to restrict shipments in the future.

Net warehouse sales in our Colombia segment reported growth with the addition of our new Chia club on September 1, 2016 contributing to an overall net warehouse club sales growth of 27.2% for the twelve-month period.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past eighteen months, we have seen an improving sales picture in all of our warehouse clubs in Colombia. This, coupled with our efforts to source high quality merchandise from local suppliers, resulted in a 15.2% increase in transactions in the fiscal year and average ticket growth of 10.4%.  During fiscal year 2016, the average exchange rate was 3,070 pesos to the dollar, and in the current fiscal year, the rate was 2,983.

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

Net warehouse sales in Colombia were significantly impacted during the fiscal year by the devaluation of the Colombian peso relative to the U.S. dollar.  The strength of the U.S. dollar causes the price of imported merchandise to increase in Colombian pesos, which reduces sales volumes of those products.  In addition, net warehouse sales made in Colombian pesos when translated yielded 26% fewer U.S. dollars in the fiscal year compared to the year ago period.  Net warehouse sales in local currency (COP) for fiscal year 2016 grew 6.0%, reflecting the addition of three new warehouse clubs for fiscal year 2016 compared to fiscal year 2015 and a stabilizing currency exchange rate in the fourth fiscal quarter of fiscal year 2016.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold us during the fiscal years ended August 31, 2017, 2016 and 2015.

	Years Ended August 31,
	2017	2016	2015
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	27%	27%	26%
Food (including candy, snack foods, dry and fresh foods)	53%	53%	54%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	11%	11%	12%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	7%	7%	6%
Other (including food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2017 to 2016

The mix of sales by major category did not change between fiscal year 2017 and 2016.

Comparison of 2016 to 2015

There was a slight shift in the mix of sales by major category between fiscal year 2016 and 2015, with a slight decrease in food and hardlines compared to the other categories. These categories were impacted more by price compression and the effect of devaluation in Colombia than the other merchandise categories.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Approximately every five years, the Company uses a 53-week year and a six-week “August” to account for the fact that 52 weeks is only 364 days.   For fiscal year 2016, we used a 53-week year and a six-week “August.”  Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse club opened in Colombia on September 1, 2016 will not be used in the calculation of comparable sales until November 2017. Sales transacted through our e-commerce platform are included in our calculation of comparable warehouse sales.

The following tables indicate the comparable net warehouse club sales in the reportable segments in which we operate, and the percentage growth in net warehouse club sales by segment during fiscal years 2017 and 2016.

	Years Ended
	August 31, 2017	August 31, 2016
	% Increase in comparable net warehouse sales	% Increase in comparable net warehouse sales
Central America	1.4%	1.6%
Caribbean	(1.2)%	1.8%
Colombia	10.2%	(22.9)%
Consolidated segments	1.5%	(0.8)%

Comparison of 2017 to 2016

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 52-week period ended September 3, 2017 grew 1.5%.  Colombia recorded the highest comparable warehouse club sales, despite some cannibalized sales resulting from the opening of the new warehouse club in Chia, Colombia which is not yet included in the calculation of comparable sales. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales, as was the case in Colombia.  The new warehouse clubs attract new members from areas not previously served by us, but they also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop at the new locations.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales.

The Caribbean segment experienced negative comparable net warehouse sales primarily due to the economic downturn in Trinidad.  We expect to experience a continued softness in the Trinidad economy during fiscal year 2018.

The Central America segment experienced low single digit growth in comparable sales primarily due to the general weakness in the Costa Rica market.

Comparison of 2016 to 2015

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 53 week period ending September 4, 2016 decreased 0.8%, compared to the same 53-week period in the prior year.  Comparable warehouse sales were negatively impacted by the devaluation of the Colombian peso from the prior-year period.  Six warehouse clubs in Colombia are included in the calculation of comparable warehouse sales. Excluding those warehouse clubs, the 53-week comparable warehouse sales for the other 30 warehouse clubs open for at least 13 ½ months increased 1.7%. We opened a new warehouse club west of Panama City, Panama in June 2015 and one in Managua, Nicaragua in November 2015.

Membership Income

	Years Ended
	August 31,				August 31,
	2017				2016
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$29,832	$1,264	4.4%	1.7%	$28,568
Membership income - Caribbean	11,864	250	2.2	1.5	11,614
Membership income - Colombia	6,047	448	8.0	1.8	5,599
Membership income - Total	$47,743	$1,962	4.3%	1.6%	$45,781

Number of accounts - Central America	829,735	29,307	3.7%		800,428
Number of accounts - Caribbean	391,411	(1,800)	(0.5)		393,211
Number of accounts - Colombia	321,693	24,908	8.4		296,785
Number of accounts - Total	1,542,839	52,415	3.5%		1,490,424

	Years Ended
	August 31,				August 31,
	2016				2015
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$28,568	$2,373	9.1%	1.7%	$26,195
Membership income - Caribbean	11,614	574	5.2	1.4	11,040
Membership income - Colombia	5,599	(839)	(13.0)	2.1	6,438
Membership income - Total	$45,781	$2,108	4.8%	1.6%	$43,673

Number of accounts - Central America	800,428	45,097	6.0%		755,331
Number of accounts - Caribbean	393,211	16,664	4.4		376,547
Number of accounts - Colombia	296,785	(57,522)	(16.2)		354,307
Number of accounts - Total	1,490,424	4,239	0.3%		1,486,185

Comparison of 2017 to 2016

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts for which income is recognized during the last twelve months. The average number of member accounts during the fiscal year was 3.0% higher than the year before. The income recognized per average member account increased 1.5%. In February 2017, we increased the annual membership fee in Colombia by 15.4% to the equivalent of U.S. $25 (at the year-end exchange rate of 2,937 Colombian pesos per U.S. dollar), which had the effect of increasing the membership income per average membership account in Colombia by 5.1%.

The growth in membership accounts from the end of fiscal year 2016 to the end of the current fiscal year in Colombia was primarily attributable to the new warehouse club in Chia which opened on September 1, 2016.   The Company’s twelve-month renewal rate for the period ended August 31, 2017 improved to 85% from 80% for the twelve months ended August 31, 2016.

Comparison of 2016 to 2015

The increase in membership income primarily reflects a growth in membership accounts for which income is recognized during fiscal year 2016. The average number of member accounts during the fiscal year was 7.6% higher than the year before. The income recognized per average member account decreased 0.3%, which primarily reflects the effect of the impact of devaluation in Colombia on the translation of membership fees in local currency to U.S. dollars. In Colombia, the membership is priced in Colombian pesos (COP). At the August 2016 exchange rate, a membership in Colombia yielded approximately $19 compared to approximately $35 in most other countries. We ended the fiscal year with a renewal rate of 80% for the twelve-month period ended August 31, 2016.

During fiscal year 2016, the Company experienced a net growth in membership accounts of 4,239 accounts, or 0.3%. Colombia’s membership accounts during the fiscal year declined 57,522, while the other countries grew by 61,761 accounts. The decrease in overall accounts in Colombia was due to the first anniversary date for a large number of accounts associated with the three warehouse clubs in Colombia that opened in October and November 2015 and the low renewal rate for those accounts.  The opening of these three warehouse clubs in fiscal year 2015 resulted in approximately 124,000 expiring accounts in October, November and December from the record number of new member sign-ups experienced at the opening of these clubs. As expected, we experienced a low renewal rate for those expiring accounts due to a historically low renewal rate for first year members across our markets, the distance of our warehouse clubs in Bogota and Medellin to where certain members live, and the impact of price increases on imported products due to the Colombian peso devaluation.  While we continue to see new member sign-ups in Colombia, and an improving renewal rate of current members in Colombia, the twelve-month renewal rate is impacted by those non-renewals earlier in the fiscal year.   The Company’s twelve-month renewal rate for the period ended August 31, 2016 declined to 80% from 86% for the twelve months ended August 31, 2015.  Excluding Colombia, the twelve-month renewal rate was 87% as of August 31, 2016, consistent with 87% in August 2015, November 2015, and February 2016.

Results of Operations

Results of Operations Consolidated

	Years Ended
Results of Operations Consolidated	August 31, 2017	August 31, 2016	August 31, 2015
(Amounts in thousands, except percentages and number of warehouse clubs)
Net warehouse club sales	$2,910,062	$2,820,740	$2,721,132
Warehouse club sales gross margin	$422,916	$403,374	$400,058
Warehouse club gross margin percentage	14.5%	14.3%	14.7%
Total revenues	$2,996,628	$2,905,176	$2,802,603
Percentage change from prior period	3.1%	3.7%	11.3%
Total comparable warehouse club sales increase (decrease)	1.5%	(0.8)%	2.7%
Total gross margin	$476,876	$455,550	$449,764
Gross margin percentage to total revenues	15.9%	15.7%	16.0%
Selling, general and administrative	$340,647	$318,827	$303,398
Selling, general and administrative percentage of total revenues	11.4%	11.0%	10.8%
Operating income - Central America	$134,826	$135,232	$129,555
Operating income - Caribbean	$47,190	$51,450	$48,856
Operating income - Colombia	$4,932	$(5,403) (1)	$(1,846)
Operating Income - United States	$10,436	$10,970 (2)	$28,789
Reconciling Items (3)	$(61,155)	$(55,526)	$(58,988)
Operating income - Total	$136,229	$136,723	$146,366
Operating income as a percentage of total revenues	4.5%	4.7%	5.2%
Warehouse clubs at period end	39	38	37
Warehouse club square feet at period end	2,926	2,836	2,671

(1)

The decrease in operating income for the Colombia segment in fiscal year 2016 compared to fiscal year 2015 was primarily a result of a 26.0% average decrease in the value of the Colombian peso versus the U.S. dollar during fiscal year 2016.

(2)

The decrease in operating income for the United States Operations in fiscal year 2016 compared to fiscal year 2015 was primarily a result of the increase in operating expenses related to intercompany transactions with the Company’s Colombia subsidiary of approximately $10.9 million.

(3)

Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

Comparison of 2017 to 2016

Warehouse Club gross margin as a percent of net warehouse sales increased 23 basis points (0.23%) to 14.5% for the twelve months ended August 31, 2017 compared to the same twelve month period a year ago due to increased margins in Colombia, resulting from improving market conditions and business performance.  Warehouse Club gross margins in Colombia increased 273 basis points (2.73%).  Warehouse Club gross margins in Central America and the Caribbean were approximately equal to the same period a year ago.

Selling, general, and administrative expenses consist of warehouse club operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets.  In total, selling, general and administrative expenses increased $21.8 million to 11.4% of sales compared to 11.0% of sales in fiscal year 2016.  Warehouse club operations expense was 9.2% of sales compared 8.9% a year ago.  Low or negative comparable warehouse club sales growth, particularly in Trinidad and Costa Rica, contributed to an overall increase in warehouse expense as a percent of sales in Central America and the Caribbean.  Colombia had a 50 basis point (0.50%) improvement in warehouse club operations expense as a percent of sales compared to fiscal year 2016.  General and administrative expenses grew 8.8% to 2.4% of sales compared to a year ago at 2.2% of sales resulting from increased staffing in our buying department, information technology costs and costs associated with the relocation of an executive to our San Diego headquarters. Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses, which in fiscal year 2016 included the preopening expenses for Chia, Colombia and Masaya, Nicaragua.

Operating income of $136.2 million was $494,000 below last year.  Higher net warehouse sales and membership income and increased warehouse club gross margins resulted in a $10.3 million increase in operating profit in Colombia compared to a year ago.  Operating income decreased $406,000 in Central America and $4.3 million in the Caribbean on the low or negative sales growth experienced in those segments.

Comparison of 2016 to 2015

For the twelve months ended August 31, 2016, total gross margin as a percent of sales was 40 basis points (0.40%) lower than the twelve months ended August 31, 2015.  Total gross margin as a percent of total consolidated revenues  decreased 41 basis points (0.41%) in Colombia from the year ago period largely as a result of pricing actions we took during the year to provide value on imported goods to our members. Total gross margins as a percent of sales in the non-Colombia markets were in aggregate 1 basis points (0.01%) higher.  This was largely due to increased margins in Central America segment offset by higher level of markdowns, reduced endcap activity and higher per unit distribution costs.

Selling, general and administrative expenses increased 15 basis points (0.15%) year-over-year when compared to total revenues.  The Company incurred the expenses associated with five new warehouse clubs for all or a portion of fiscal year 2016 compared to fiscal year 2015.  The combination of lower first year sales and resulting higher expense ratio for new warehouse clubs compared to more mature clubs, and the cannibalization of sales from an existing nearby club without the proportionate decrease in expenses, resulted in an overall 7 basis point (0.07%) increase in warehouse operations expense as a percent of net warehouse sales.  Additionally, added staffing to support the Company’s growth, most notably in the buying and information technology areas, and increased deferred compensation expense associated with stock awards granted in the first quarter, added $3.0 million of selling, general and administrative expense in fiscal year 2016 compared to fiscal year 2015.

During the first and second quarters of fiscal year 2016, pre-opening expenses were related to the warehouse club opened in Managua, Nicaragua during November 2015, and during the third and fourth quarters, pre-opening expenses incurred were related to the new warehouse club opened in Chia, Colombia on September 1, 2016. This resulted in flat spending for both pre-opening and asset disposal costs, when compared to total revenue, year-over-year.

Interest Expense

	Years Ended
	August 31,		August 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$5,636	$645	$4,991
Interest expense related to hedging activity	1,588	(394)	1,982
Capitalized interest	(447)	635	(1,082)
Net interest expense	$6,777	$886	$5,891

	Years Ended
	August 31,		August 31,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$4,991	$187	$4,804
Interest expense related to hedging activity	1,982	(709)	2,691
Capitalized interest	(1,082)	(27)	(1,055)
Net interest expense	$5,891	$(549)	$6,440

Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions, and distribution centers, the capital requirements of warehouse club operations and ongoing working capital requirements.

Comparison of 2017 to 2016

Net interest expense for fiscal year 2017 increased from a year ago, with an increase in long-term debt, primarily to finance the acquisition of the distribution center in Miami, Florida and an additional loan within our Trinidad subsidiary as part efforts to improve liquidity. Additionally, a decrease in interest capitalized year-over-year, due to lower levels of construction activities, also accounted for the increased interest expense.  These increases were partially offset by the decrease in interest expense related to hedging activity due to the retirement of loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Comparison of 2016 to 2015

Net interest expense for the twelve-months ended August 31, 2016 decreased from the prior fiscal year due to a decrease in interest expense from hedging activity.  This was primarily related to the decrease in the volatility in interest rates for the interest rates related to the hedged loans.  This decrease was partially offset by an increase in interest expense related the net increase of new loans for approximately $11.6 million year-on year.

Other Income (Expense), net

Other income consists of currency gain or loss and proceeds from insurance reimbursements.

	Years Ended
	August 31,			August 31,
	2017			2016
	Amount	Increase/ (decrease) from prior year	%Change	Amount
Other income (expense), net	$1,482	$2,381	(264.8)%	$(899)

	Years Ended
	August 31,			August 31,
	2016			2015
	Amount	Increase/ (decrease) from prior year	%Change	Amount
Other income (expense), net	$(899)	$3,489	(79.5)%	$(4,388)

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

Comparison of 2017 to 2016

For the twelve-month period, we had a net gain associated with foreign currency transactions of approximately $1.2 million compared to an approximate $899,000 net loss in fiscal year 2016. This net gain resulted from the revaluation of net U.S. dollar assets in certain markets where the local functional currency devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  We also continue to incur higher transaction costs associated with converting TT dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars, which partially offset the gains resulting from revaluations. While that situation continues in Trinidad, we have taken that additional cost into consideration in our pricing model.

During the fourth quarter of fiscal year 2017, we recorded income for approximately $241,000 due to an insurance recovery for losses recognized in fiscal year 2015.

Comparison of 2016 to 2015

We had a net loss associated with foreign currency transactions of approximately $899,000 for fiscal year 2016 compared to a net loss of approximately $4.4 million for fiscal year 2015. The improvement in fiscal year 2016 compared to 2015 is mostly related to Colombia where we took a number of actions to mitigate any large exposures to the Colombian peso, including increased capitalization of the Colombian subsidiary, which allows for timely payments by the Colombia subsidiary for merchandise and fixed assets shipped by PriceSmart, Inc. to Colombia. We experienced increased volatility of currencies within our other markets that largely offset each other.

Provision for Income Taxes

	Years Ended
	August 31,		August 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$44,865	$4,891	$39,974
Net deferred tax provision (benefit)	(2,847)	(5,722)	2,875
Provision for income taxes	$42,018	$(831)	$42,849
Effective tax rate	31.7%		32.6%

	Years Ended
	August 31,		August 31,
	2016		2015
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$39,974	$(4,620)	$44,594
Net deferred tax provision (benefit)	2,875	(97)	2,972
Provision for income taxes	$42,849	$(4,717)	$47,566
Effective tax rate	32.6%		34.8%

Comparison of 2017 to 2016

For fiscal year 2017, the effective tax rate was 31.7%.  The decrease in the effective rate versus the prior year was primarily attributable to the following factors:

1.

The favorable impact of 1.3% due predominantly to the non-recurrence in fiscal year 2017 of the adverse impact in the prior year from setting up a valuation allowance against the deferred tax assets of the Company’s Barbados subsidiary;

2.

A  decrease in fiscal year 2017 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to fiscal year 2016. Reduction to this intercompany transaction, year over year, resulted in a comparatively unfavorable impact on the effective tax rate of 0.9% due to less reductions to taxable income in the U.S. and less reciprocal increase in taxable income in our Colombia subsidiary in fiscal year 2017 compared to fiscal year 2016. This income did not generate income tax expense in Colombia, because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of the favorable impact to the consolidated Company’s effective tax rate over the next several quarters to continue; and

3.

The comparably favorable impact of 1.4% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance.

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

Other Comprehensive Income (Loss)

	Summary of Changes in Other Comprehensive Income (loss)
	Years Ended
	August 31,			August 31,			August 31,
	2017			2016			2015
	Amount	(Decrease) from prior year	% Change	Amount	(Decrease) from prior year	% Change	Amount
Foreign currency translation adjustments	$(108,539)	$(6,297)	6.2%	$(102,242)	$(1,702)	1.7%	$(100,540)
Defined benefit pension plan	(442)	(127)	40.3%	(315)	(202)	178.8%	(113)
Derivative Instruments	(1,078)	316	(22.7)%	(1,394)	(535)	62.3%	(859)
Total	$(110,059)	$(6,108)	5.9%	$(103,951)	$(2,439)	2.4%	$(101,512)

Comparison of 2017 to 2016

Other comprehensive income/(loss) for fiscal years 2017 and 2016 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During fiscal year 2017, the largest translation adjustments were related to the translation of the Costa Rica, Dominican Republic and Nicaragua subsidiaries’ balance sheets and statements of income that required us to record losses to comprehensive net income on translation of approximately $6.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs and distribution centers, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  Our primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations and bank borrowings.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements.  As such, we may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic

230)—Restricted Cash. This ASU addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU No. 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows.  The Company early adopted this ASU, and has accordingly updated its liquidity analysis to reflect the change.

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

	August 31,	August 31,
	2017	2016
Cash and cash equivalents held by foreign subsidiaries	$139,270	$163,247
Cash and cash equivalents held domestically	26,442	39,469
Total cash and cash equivalents	$165,712	$202,716

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We have been and continue to work with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  As of August 31, 2017, our Trinidad subsidiary had net U.S. dollar denominated assets of approximately $4.0 million. However, the illiquidity situation remains in the Trinidad market, and we could face similar issues in sourcing U.S. dollars during the first and second quarters of fiscal year 2018, which may require us to limit shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Our cash flows are summarized as follows (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$122,856	$141,531	$109,582
Net cash provided by (used in) investing activities	(135,217)	(78,175)	(89,082)
Net cash provided by (used in) financing activities	(21,805)	(16,460)	(16,955)
Effect of exchange rates	(2,838)	(2,777)	(11,412)
Net increase (decrease) in cash and cash equivalents	$(37,004)	$44,119	$(7,867)

Our operating activities provided cash for all periods presented as summarized below:

	Years Ended			Increase/
	August 31,	August 31,	August 31,	(Decrease)
	2017	2016	2015	2017 to 2016	2016 to 2015
Net income	$90,724	$88,723	$89,124	$2,001	$(401)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	46,292	39,794	34,445	6,498	5,349
(Gain) loss on sale of property and equipment	1,961	1,162	2,005	799	(843)
Deferred income taxes	(2,845)	2,875	2,972	(5,720)	(97)
Stock-based compensation expenses	9,524	8,511	4,763	1,013	3,748
Other non-cash operating activities	1	(325)	(94)	326	(231)
Proceeds from settlement of derivatives	—	—	8,543	—	(8,543)
Net non-cash related expenses	$54,933	$52,017	$52,634	$2,916	$(617)
Net income from operating activities reconciled for non-cash operating activities	145,657	140,740	141,758	4,917	(1,018)
Changes in operating assets and liabilities not including merchandise inventories	5,238	16,523	8,616	(11,285)	7,907
Changes in merchandise inventories	(28,039)	(15,732)	(40,792)	(12,307)	25,060
Net cash provided by (used in) operating activities	$122,856	$141,531	$109,582	$(18,675)	$31,949

Net income from operating activities reconciled for non-cash operating activities increased approximately $4.9 million for the twelve-months ended August 31, 2017 over the same period last year.  This was primarily a result of a year-over-year increases in net income of approximately $2.0 million and a year-over-year increase in non-cash adjustments of  approximately $2.9 million.    The increase in non-cash adjustment was primarily the result of the increase in depreciation and amortization due to the opening in fiscal year 2017 of a new warehouse club in Colombia, a new distribution center in Miami and continued expansion of existing facilities combined with the normal ongoing additions to fixtures and equipment.  Additionally the non-cash related expenses also increased due to stock-based compensation expenses for approximately $1.0 million associated with stock awards granted in the first quarter.   These were offset by year-on-year decreases in non-cash adjustments related to the increase in deferred income taxes for approximately $5.7 million.  The increase in deferred tax assets was primarily the result of the non-recurrence of a valuation allowance established against the net deferred tax assets of the Company’s Barbados subsidiary in fiscal year 2016; an increase in foreign tax credit generation related to our offshore warehouse club operations; and a decrease in U.S. foreign tax credit utilization related to tax deduction timing.

Net income from operating activities reconciled for non-cash operating activities decreased approximately $1.0 million for the twelve-months ended August 31, 2016 over the same period last year.  This was primarily a result of a year-over-year decrease in net income of approximately $400,000 and a year-on-year decrease in non-cash adjustments of approximately $617,000.  The decrease in non-cash adjustment was primarily the result of proceeds from settlements of derivatives recorded in fiscal year 2015 for approximately $8.5 million, with no proceeds being recorded during fiscal year 2016.  This decrease to net non-cash related expenses was partially offset by increases in depreciation expenses for approximately $5.3 million and increases in stock-based compensation expenses for approximately $3.7 million associated with stock awards granted in the first quarter of fiscal year 2016.  The increase in depreciation is due to new warehouse club investments and the continued ongoing capital improvements to existing warehouse clubs.

Our use of cash in investing activities for the period presented is summarized below:

	Years Ended			Increase/
	August 31,	August 31,	August 31,	(Decrease)
	2017	2016	2015	2017 to 2016	2016 to 2015
Land acquisitions	$30,199	$3,161	$16,780	$27,038	$(13,619)
Deposits for land purchase option agreements	300	442	(1,095)	(142)	1,537
Warehouse club expansion, construction, and land improvements	57,685	33,064	45,414	24,621	(12,350)
Acquisition of fixtures and equipment	47,410	41,475	26,991	5,935	14,484
Proceeds from disposals of property and equipment	(377)	(86)	(368)	(291)	282
Capital contribution to joint ventures	—	119	1,360	(119)	(1,241)
Net cash flows used by (provided in) investing activities	$135,217	$78,175	$89,082	$57,042	$(10,907)

Net cash used in investing activities increased in fiscal year 2017 compared to fiscal year 2016 by approximately $57.0 million.  This was primarily due to an increase in cash expenditures related to the acquisition of a distribution center in Medley, Miami-Dade County, Florida in January 2017, construction activities for a warehouse club in Santa Ana, Costa Rica that opened in  October 2017, construction activities for a warehouse club in the Santa Domingo, Dominican Republic that we plan to open in the spring of 2018 and construction activities for a warehouse club in Chia, Colombia that opened in September 2016.  The Company also used cash for the acquisition of land in Costa Rica and the Dominican Republic. An increase in overall warehouse club expansion activities, related to warehouse expansions in Guatemala, Honduras and El Salvador during fiscal year 2017 also increased year-over-year investing activities.

Net cash used in investing activities decreased in fiscal year 2016 compared to fiscal year 2015 by approximately $10.9 million primarily due to decreases in cash expended for the purchase of land, the decrease in expenditures for warehouse club expansion, and a lower level of construction and land improvement activities during fiscal year 2016. These decreases were partially offset by period-over-period increases in the acquisition of fixtures and equipment and deposits for land purchase option agreements. During fiscal year 2016, expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the completed warehouse club in Managua, Nicaragua that opened in November 2015 and construction activities of a warehouse club in Chia, Colombia, during fiscal year 2016. Net cash used in investing activities in fiscal year 2015 consisted of cash expended for the construction and completion of warehouse clubs in Bogota, Colombia ("Salitre"), Pereira, Colombia, and Medellin, Colombia and the additions of fixtures and equipment for these warehouse clubs. Additionally, we constructed a warehouse club in Panama during the first nine months of fiscal year 2015.  Acquisition of fixtures and equipment increased year-over-year by approximately $14.4 million. This was primarily due to the continued normal ongoing capital expenditures for the upgrade and replacement of equipment and building and leasehold improvements.

As of August 31, 2017, we had commitments for capital expenditures for new warehouse club construction for approximately $7.9 million related to our building of warehouse clubs in Santa Ana, Costa Rica and Santo Domingo, Dominican Republic.  We expect to spend between $120.0 million and $140.0 million in capital expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion projects on existing warehouse clubs and land acquisitions during fiscal year 2018.  Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as a commitments, for which we have recorded deposits of approximately $600,000.  The land purchase option agreements can generally be canceled at our sole option with the deposits being fully refundable up and until all permits are issued.  We also entered into a land lease option in one of our markets, for which no deposits have been made. We do not have a timetable of when or if we will exercise these land purchase/lease options, due to the uncertainty related to the completion of our due diligence reviews.  Our due diligence reviews include evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If all of these purchase option agreements are exercised, the cash use for the acquisition of land would be approximately $20.8 million.  We may enter into additional land purchase option agreements in the future.

 In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million and the Company transferred its Miami dry distribution center activities previously located in its leased facilities to this location.  This was completed during the third quarter of fiscal year 2017. The Company has terminated and intends to continue to terminate leases with respect to portions of the existing leased Miami distribution facilities or enter into sublease agreements for portions of the leased facilities.

Net cash provided by (used in) financing activities for the period presented is summarized below:

	Years Ended					Increase/
	August 31,		August 31,	August 31,		(Decrease)
	2017		2016	2015		2017 to 2016	2016 to 2015
New bank loans offset by regularly scheduled payments on existing bank loans (loan activities)	$31,638		$(2,155)	$22,072	(1)	$33,793	$(24,227)
New short-term bank loans, offset by payments	(16,501)		9,613	9,521		(26,114)	92
Repayment of long-term debt with cross-currency and/or interest rate swaps	(13,333)	(2)	—	(24,000)	(2)	(13,333)	24,000
Cash dividend payments	(21,285)		(21,274)	(21,126)		(11)	(148)
Proceeds from exercise of stock options and the tax benefit related to stock-based compensation	869		690	1,255		179	(565)
Purchase of treasury stock related to vesting of restricted stock	(3,193)		(3,334)	(4,677)		141	1,343
Net cash (used in)/provided by financing activities	$(21,805)		$(16,460)	$(16,955)		$(5,345)	$495

(1)	New bank loans offset by establishment of certificates of deposit held against loans and regularly scheduled payments on existing bank loans.
(2)	Early pay down of long-term loans.

Net cash from long-term and short-term loan activities decreased approximately $5.7 million in fiscal year 2017 when compared to fiscal year 2016, with an overall increase in cash due to long-term and short-term loan activities for the year of approximately $1.8 million.  This increase in cash from long-term and short-term loan activities was primarily comprised of the addition of a new loan for approximately $35.7 million related to the acquisition of the Miami distribution center and a new loan within our Trinidad subsidiary for approximately $12.0 million.  These additional loan amounts were offset by regularly scheduled long-term loan payments of $16.1 million, additional net payments of approximately $16.5 million on short-term loans and the early pay down of a loan within our Panama subsidiary for approximately $13.3 million.

Net cash provided by long-term and short-term loan activities decreased approximately $27.1 million in fiscal year 2016 over fiscal year 2015.  We received cash during fiscal year 2016 from short-term borrowings for approximately $28.9 million and cash from additional long-term loans entered into by our subsidies of approximately $14.4 million.  This increase in cash was offset by repayments of long-term loans of approximately $2.8 million and regularly scheduled loan payments of $13.7 million.  Additional payments for approximately $19.3 million on the short-term loans were recorded. This activity accounted for an overall increase in cash provided by long-term and short-term loan activities of approximately $7.5 million.

Contractual Obligations	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$18,358	$34,406	$20,907	$32,626	$106,297
Operating leases(2)	11,596	22,807	18,509	116,066	168,978
Additional capital contribution commitments to joint ventures(3)	884	—	—	—	884
Data recovery services(4)	372	466	—	—	838
Distribution center services(5)	152	304	—	—	456
Medley, Miami Dry Distribution Center Exit Obligation(6)	57	—	—	—	57
Warehouse club construction commitments (7)	7,891	—	—	—	7,891
Total	$39,310	$57,983	$39,416	$148,692	$285,401

(1)

Long-term debt includes debt with both fixed and variable interest rates. We have used rates as of August 31, 2017 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rate as set by the interest rate swaps.

(2)

Operating lease obligations have been reduced by approximately $928,000 to reflect the amounts net of sublease income.  Operating lease obligations include $4.9 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, no reduction was considered for the potential sub-lease income the Company could receive during the remaining lease term.  This potential sub-lease income was considered, however, for the purposes of calculating the exit obligation of $57,000 recorded on the balance sheet as of August 31, 2017.  Projected income from any executed sub-leases would be used to reduce the amount reported as minimum lease payments.

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
(6)

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in a leased facility to the new facility, during the third quarter of fiscal year 2017. As part of this transaction, the Company has recorded an exit obligation related to the lease of the previous distribution center.  Some portions of the vacated previously leased space were subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.  As part of the subleases the Company has agreed to execute and deliver to the landlord of the leased facility a letter of credit (“LOC”) in the amount of $500,000 which entitles the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable, based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee, nor included a related commitment in the above chart.

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

The following table summarizes the shares repurchased during fiscal years 2017, 2016 and 2015:

	Years Ended
	August 31,	August 31,	August 31,
	2017	2016	2015
Shares repurchased	38,634	43,171	52,396
Cost of repurchase of shares (in thousands)	$3,193	$3,334	$4,677

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, we did not reissue any treasury shares during the fiscal years 2017, 2016 and 2015.

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2017, 2016 and 2015.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35
2/3/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	$0.35	8/14/2015	8/31/2015	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

Financing Activities

In August 2017, the Company’s Panama subsidiary paid off outstanding loan principal balance of U.S. $13.3 million under loan agreement entered into with Scotiabank. The Company’s subsidiary also settled the interest rate swap that it had entered into with Scotiabank related to this loan.

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a US $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017.

On January 27, 2017 the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”). The loan establishes a credit facility of up to 75% LTV of the acquired property at a variable interest rate of 30-day LIBOR plus 1.7% for a ten-year term, with monthly principal and interest payments, maturing in 2027. The monthly principal and interest payments begin in April 2019.  An initial loan amount of $35.7 million was funded on January 27, 2017.  The Company entered into an interest rate hedge on November 7, 2016 with Union Bank for $35.7 million, the notional amount.  The Company will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.65%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.

On May 31, 2016, the Company's Trinidad subsidiary entered into a loan agreement with First Caribbean International Bank (“FCIB”).  The agreement supplements the outstanding loan facility agreement between the same parties.  The amount outstanding under the original loan was approximately $2.8 million as of May 31, 2016.  The agreement provides for a U.S. $7.0 million loan to be repaid in 60 monthly principal payments plus interest, and balloon payment of $2.0 million due on the repayment date.  The interest rate is set at the 90 day LIBOR rate plus 2.75%.  The $7.0 million loan was funded and the pre-existing $2.8 million dollar loan was paid in full on June 8, 2016.

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

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2017:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	Settled on August 31, 2017
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

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

		August 31, 2017			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,547	(950)	1,597	$3,224	(1,248)	1,976
Interest rate swaps	Other long-term liabilities	(231)	80	(151)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(451)	135	(316)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$1,865	$(735)	$1,130	$1,710	$(813)	$897

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of August 31, 2017 the Company did not have any open non-deliverable forward foreign-exchange contracts.

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2017		August 31, 2016
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current assets	$—	Other current assets	$34
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(144)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$—		$(110)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2017	$69,000	$—	$966	$68,034	—%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of August 31, 2017 and 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2017 and 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the twelve months ended August 31, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MUFG Union Bank	—	35,700	35,700
Trinidad subsidiary	6,000	6,000	12,000
Repayments of long-term debt:
Repayment of loan by Panama subsidiary	(2,000)	(11,333)	(13,333)
Regularly scheduled loan payments	(225)	(15,837)	(16,062)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	18	(133)	(115)
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for this total was $102.4 million. No cash assets were assigned as collateral for this total.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for this total was $128.4 million. No cash assets were assigned as collateral for this total.

As of August 31, 2017, the Company had approximately $85.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2017, the Company was in compliance with all covenants or amended covenants.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of August 31, 2017, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on August 31, 2017 and 2016.  During the fourth quarter of fiscal year 2017, one of the Company’s subsidiaries received assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received assessments totaling $5.3 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of August 31, 2017, in one country the government has alleged there is not a clearly defined process to allow the tax authorities to refund VAT receivables. As of August 31, 2016, there were three countries that lacked a clearly defined process; however, during the third and fourth quarters of 2017, two of these countries clarified the refund mechanism, which we are currently pursuing. The Company, together with our tax and legal advisers, is currently seeking clarification in court in the country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $1.2 million and $800,000 as of August 31, 2017 and August 31, 2016, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of August 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $4.3 million as of August 31, 2017 related to excess payments from fiscal year 2015 to 2017. We have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will ultimately succeed in our refund requests, related appeals and/or court challenge on this matter.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.  Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2017 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends.  Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2017.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$5,414	$4,987	$3,810	$11,248	$400	$—	$25,859	(1)
Weighted-average interest rate	8.48%	8.48%	8.69%	8.40%	8.00%	—%	8.49%
Long-term debt with variable interest rate	$12,943	$13,159	$16,700	$2,443	$2,566	$32,627	$80,438
Weighted-average interest rate	4.39%	4.40%	3.63%	3.00%	3.00%	3.00%	3.59%
Total long-term debt	$18,357	$18,146	$20,510	$13,691	$2,966	$32,627	$106,297	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$3,200	$5,067	$6,626	$1,275	$1,275	$31,981	$49,424
Weighted-average pay rate	4.96%	4.97%	4.88%	3.65%	3.65%	3.65%	4.03%
Weighted-average receive rate	4.73%	4.73%	4.43%	3.01%	3.01%	3.01%	3.49%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$4,100	$4,100	$10,100	$7,788	$—	—	$26,088
Weighted-average pay rate	9.48%	9.48%	8.50%	9.26%	—%	—%	9.03%
Weighted-average receive rate	4.58%	4.58%	4.72%	4.20%	—%	—%	4.52%

(1)

The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2017 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2017, we had a total of 39 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 31 of which operate under currencies other than the U.S. dollar. Approximately 52% of our net warehouse sales are comprised of products we purchased in U.S. dollars and were sold in countries whose currencies were other than the U.S. dollar. Approximately, 77% of our net warehouse sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2017	2016
Country	% Change	% Change
Colombia	(0.11)%	5.39%
Costa Rica	(4.19)%	(2.99)%
Dominican Republic	(3.52)%	(2.04)%
Guatemala	3.47%	1.65%
Honduras	(2.11)%	(4.25)%
Jamaica	(1.59)%	(8.27)%
Nicaragua	(5.00)%	(5.00)%
Trinidad	(0.58)%	(5.60)%

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

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated and other foreign-denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2017:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances (in thousands)	(Losses) based on change in U.S. dollar denominated inter-company balances (in thousands)	(Losses) based on change in U.S. dollar denominated other asset/liability balances, (in thousands)	Net gain (loss)
5%	$2,655	$(2,369)	$(879)	$(593)
10%	$5,310	$(4,737)	$(1,758)	$(1,185)
20%	$10,621	$(9,475)	$(3,515)	$(2,369)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017 and continuing into fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generated through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. We are working with our banks to source other tradable currencies (such as Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this condition will continue and we plan to take steps to limit our exposure to a potential devaluation. During part of the first half of fiscal year 2017 we maintained shipments of merchandise to Trinidad from our distribution center in Miami at levels that generally aligned with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Due to the actions taken by us, as of August 31, 2017, our Trinidad subsidiary had net U.S. dollar denominated assets of approximately $4.0 million. However the illiquidity situation remains in the Trinidad market, and we expect to face similar issues in sourcing U.S. dollars during the first and second quarters of fiscal year 2018 to those we faced in the same quarters of fiscal year 2017. Going forward, we could again find ourselves in a net U.S. dollar denominated liability position that may require us to limit shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies or to reduce our exposure to a potential devaluation.  If, for example, a hypothetical 20% devaluation of the Trinidad currency occurred while we held levels of net U.S. denominated liabilities similar to those at August 31, 2016 ($18.9 million), the net effect on other expense would be approximately $3.8 million. This may result in once again limiting shipments to our Trinidad subsidiary, causing it to run out of certain merchandise, from time to time, during fiscal year 2018.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2017:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$3,668	$(1,647)	$9,529	$13,363
10%	$7,335	$(3,295)	$19,057	$26,726
20%	$14,671	$(6,590)	$38,115	$53,451

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.3 million at August 31, 2017 and approximately $1.2 million at August 31, 2016. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2017 would have resulted in a further increase in the value of the swaps of approximately $654,000. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2017 would have resulted in a net decrease in the value of the swaps of approximately of $574,000.

We use non-deliverable forward foreign exchange contracts primarily to address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The net increase or decrease in the fair value of these derivative instruments are economically offset by the gains or losses on the underlying transactions.

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

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Part IV — Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2017, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2017, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2017, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2017 consolidated financial statements of PriceSmart, Inc. and our report dated October 26, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

October 26, 2017

Item 9B. Other Information

Not applicable.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Executive and Director Compensation.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Documents filed as part of this report.

(1)  Financial Statements:

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) List of financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

 (b)    The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(20)	Second Amended and Restated Bylaws of the Company
4.1(9)	Specimen of Common Stock certificate.
10.1(12)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2001 Equity Participation Plan of PriceSmart, Inc.
10.2(25)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.3(15)**	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.
10.4(13)	Loan Agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated September 1, 2009.
10.5(17)	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited.
10.6(17)	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.
10.7(16)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.
10.8(17)	Loan renewal agreement between The Bank of Nova Scotia and PSMT El Salvador, S.A. de C.V., executed August 27, 2014.
10.9(17)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.

10.10(18)	Term Loan between the Bank of Nova Scotia and PriceSmart Honduras S.A. de C.V. dated August 27, 2014.
10.11(18)	Promissory Note between PriceSmart Honduras S.A. de C.V. and Citibank, N.A. dated October 22, 2014.
10.12(19)	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated March 24, 2015.
10.13(22)	Promissory Note $7.5M Prismar de Costa Rica, S.A. dated August 28, 2015.
10.14(23)	Promissory Note between Banco BAC San Jose, S.A. and Prismar de Costa Rica, S.A. for 3,955,125,000 colones dated September 18, 2015.
10.15(26)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.16(27)	Promissory Note between PriceSmart Clubs (TT) Limited and Citibank, N.A. dated March 31, 2017.
10.17*	Promissory Note between PriceSmart, Inc. and MUFG Union Bank, N.A. dated November 10, 2016.
10.18(21)**	Employment Agreement between the Company and John M. Heffner, dated September 1, 2015.
10.19(2)**	Form of Indemnity Agreement.
10.20(10)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.21(10)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.22(4)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.
10.23(3)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.24(21)**	Employment Agreement between the Company and William Naylon, dated as of September 1, 2015.
10.25(21)**	Employment Agreement between the Company and John Hildebrandt, dated September 1, 2015.
10.26(5)**	2001 Equity Participation Plan of PriceSmart, Inc.
10.27(21)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.
10.28(6)**	2002 Equity Participation Plan of PriceSmart, Inc.
10.29(21)**	Employment Agreement between the Company and Jose Luis Laparte dated as of September 1, 2015.
10.30(11)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.
10.31(17)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.32(14)**	2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.33(14)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.34(14)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.
10.35(14)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.36(23)**	Employment Agreement between the Company and Frank R. Diaz dated November 1, 2015.
10.37(21)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.38(24)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.39(24)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.40* **	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#

These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(5)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(6)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.
(14)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.
(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.
(20)	Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.
(21)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Commission on October 29, 2015.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.
(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 filed with the Commission on July 5, 2017.

Item 16. Form 10-K Summary

None

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2015	$—	$10	$(10)	$—
Year ended August 31, 2016	$—	$25	$(18)	$7
Year ended August 31, 2017	$7	$9	$(9)	$7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 26, 2017	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 26, 2017	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 26, 2017
Jose Luis Laparte

/s/ JOHN M. HEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 26, 2017
John M. Heffner

/s/ ROBERT E. PRICE	Chairman of the Board	October 26, 2017
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Vice Chair of the Board	October 26, 2017
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 26, 2017
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 26, 2017
Gonzalo Barrutieta

/s/ LEON C. JANKS	Director	October 26, 2017
Leon C. Janks

/s/ EDGAR ZURCHER	Director	October 26, 2017
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 26, 2017
Gordon H. Hanson

/s/ PIERRE MIGNAULT	Director	October 26, 2017
Pierre Mignault

/s/ GARY M. MALINO	Director	October 26, 2017
Gary M. Malino

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart Inc.’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 26, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

October 26, 2017

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$162,434	$199,522
Short-term restricted cash	460	518
Receivables, net of allowance for doubtful accounts of $7 as of August 31, 2017 and $7 as of August 31, 2016, respectively	6,460	7,464
Merchandise inventories	310,946	282,907
Prepaid expenses and other current assets	30,070	22,143
Total current assets	510,370	512,554
Long-term restricted cash	2,818	2,676
Property and equipment, net	557,829	473,045
Goodwill	35,642	35,637
Deferred tax assets	15,412	12,258
Other non-current assets (includes $2,547 and $3,224 as of August 31, 2017 and August 31, 2016, respectively, for the fair value of derivative instruments)	44,678	49,798
Investment in unconsolidated affiliates	10,765	10,767
Total Assets	$1,177,514	$1,096,735
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$16,534
Accounts payable	272,248	267,173
Accrued salaries and benefits	19,151	19,606
Deferred membership income	22,100	20,920
Income taxes payable	5,044	4,226
Other accrued expenses (includes $0 and $110 as of August 31, 2017 and August 31, 2016, respectively, for the fair value of foreign currency forward contracts)	26,483	24,880
Long-term debt, current portion	18,358	14,565
Total current liabilities	363,384	367,904
Deferred tax liability	1,812	1,760
Long-term portion of deferred rent	8,914	8,961
Long-term income taxes payable, net of current portion	909	970
Long-term debt, net of current portion	87,939	73,542
Other long-term liabilities (includes $682 and $1,514 for the fair value of derivative instruments and $5,051 and $4,013 for post employment plans as of August 31, 2017 and August 31, 2016, respectively)	5,789	5,527
Total Liabilities	468,747	458,664

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,275,727 and 31,237,658 shares issued and 30,400,742 and 30,401,307 shares outstanding (net of treasury shares) as of August 31, 2017 and August 31, 2016, respectively	3	3
Additional paid-in capital	422,762	412,369
Tax benefit from stock-based compensation	11,486	11,321
Accumulated other comprehensive loss	(110,059)	(103,951)
Retained earnings	420,499	351,060
Less: treasury stock at cost, 874,985 and 836,531 shares as of August 31, 2017 and August 31, 2016, respectively	(35,924)	(32,731)
Total Equity	708,767	638,071
Total Liabilities and Equity	$1,177,514	$1,096,735

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2017	2016	2015
Revenues:
Net warehouse club sales	$2,910,062	$2,820,740	$2,721,132
Export sales	34,244	33,813	33,279
Membership income	47,743	45,781	43,673
Other income	4,579	4,842	4,519
Total revenues	2,996,628	2,905,176	2,802,603
Operating expenses:
Cost of goods sold:
Net warehouse club	2,487,146	2,417,366	2,321,074
Export	32,606	32,260	31,765
Selling, general and administrative:
Warehouse club operations	268,629	252,130	241,285
General and administrative	70,013	64,344	56,371
Pre-opening expenses	44	1,191	3,737
Loss/(gain) on disposal of assets	1,961	1,162	2,005
Total operating expenses	2,860,399	2,768,453	2,656,237
Operating income	136,229	136,723	146,366
Other income (expense):
Interest income	1,809	1,307	1,058
Interest expense	(6,777)	(5,891)	(6,440)
Other income (expense), net	1,482	(899)	(4,388)
Total other income (expense)	(3,486)	(5,483)	(9,770)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	132,743	131,240	136,596
Provision for income taxes	(42,018)	(42,849)	(47,566)
Income (loss) of unconsolidated affiliates	(1)	332	94
Net income	$90,724	88,723	89,124
Net income per share available for distribution:
Basic net income per share	$2.98	$2.92	$2.95
Diluted net income per share	$2.98	$2.92	$2.95
Shares used in per share computations:
Basic	30,020	29,928	29,848
Diluted	30,023	29,933	29,855
Dividends per share	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2017	2016	2015
Net income	$90,724	$88,723	$89,124
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(6,297)	$(1,702)	$(50,130)
Defined benefit pension plan:
Net gain (loss) arising during period	(166)	(182)	65
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	39	(20)	(291)
Total defined benefit pension plan	(127)	(202)	(226)
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	81	1,826	(2,598)
Unrealized gains/(losses) on change in fair value of interest rate swaps	254	(2,361)	828
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), for settlement of derivatives	(19)	—	(100)
Total derivative instruments	316	(535)	(1,870)
Other comprehensive income (loss)	(6,108)	(2,439)	(52,226)
Comprehensive income	$84,616	$86,284	$36,898

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	52	(4,677)	(4,677)
Issuance of restricted stock	33	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	5,969	1,206	—	—	—	—	7,175
Dividend paid to stockholders	—	—	—	—	—	(21,126)	—	—	(21,126)
Net income	—	—	—	—	—	89,124	—	—	89,124
Other comprehensive income (loss)	—	—	—	—	(52,226)	—	—	—	(52,226)
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584
Purchase of treasury stock	—	—	—	—	—	—	43	(3,334)	(3,334)
Issuance of restricted stock award	256	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	9,121	610	—	—	—	—	9,731
Dividend paid to stockholders	—	—	—	—	—	(21,274)	—	—	(21,274)
Net income	—	—	—	—	—	88,723	—	—	88,723
Other comprehensive income (loss)	—	—	—	—	(2,439)	—	—	—	(2,439)
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071
Purchase of treasury stock	—	—	—	—	—	—	39	(3,193)	(3,193)
Issuance of restricted stock award	63	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(37)	—	—	—	—	—	—	—	—
Exercise of stock options	12	—	704	—	—	—	—	—	704
Stock-based compensation	—	—	9,689	165	—	—	—	—	9,854
Dividend paid to stockholders	—	—	—	—	—	(21,285)	—	—	(21,285)
Net income	—	—	—	—	—	90,724	—	—	90,724
Other comprehensive income (loss)	—	—	—	—	(6,108)	—	—	—	(6,108)
Balance at August 31, 2017	31,276	$3	$422,762	$11,486	$(110,059)	$420,499	875	$(35,924)	$708,767

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2017	2016	2015
Operating Activities:
Net income	$90,724	$88,723	$89,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,292	39,794	34,445
Allowance for doubtful accounts	—	7	—
(Gain)/loss on sale of property and equipment	1,961	1,162	2,005
Deferred income taxes	(2,845)	2,875	2,972
Excess tax benefit on stock-based compensation	(165)	(610)	(1,206)
Equity in (gains) losses of unconsolidated affiliates	1	(332)	(94)
Stock-based compensation	9,689	9,121	5,969
Proceeds from the settlement of derivatives	—	—	8,543
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	1,894	(6,679)	(7,807)
Merchandise inventories	(28,039)	(15,732)	(40,792)
Accounts payable	3,344	23,202	16,423
Net cash provided by (used in) operating activities	122,856	141,531	109,582
Investing Activities:
Additions to property and equipment	(135,294)	(77,700)	(89,185)
Deposits for land purchase option agreements	(300)	(442)	1,095
Proceeds from disposal of property and equipment	377	86	368
Capital contributions to joint ventures	—	(119)	(1,360)
Net cash provided by (used in) investing activities	(135,217)	(78,175)	(89,082)
Financing Activities:
Proceeds from long-term bank borrowings	47,700	14,370	52,977
Repayment of long-term bank borrowings	(29,395)	(16,525)	(30,905)
Proceeds from short-term bank borrowings	678	28,927	51,664
Repayment of short-term bank borrowings	(17,179)	(19,314)	(42,143)
Repayment of long-term debt with cross-currency interest rate swaps	—	—	(24,000)
Cash dividend payments	(21,285)	(21,274)	(21,126)
Excess tax benefit on stock-based compensation	165	610	1,206
Purchase of treasury stock	(3,193)	(3,334)	(4,677)
Proceeds from exercise of stock options	704	80	49
Net cash provided by (used in) financing activities	(21,805)	(16,460)	(16,955)
Effect of exchange rate changes on cash and cash equivalents	(2,838)	(2,777)	(11,412)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(37,004)	44,119	(7,867)
Cash, cash equivalents, and restricted cash at beginning of period	202,716	158,597	166,464
Cash, cash equivalents, and restricted cash at end of period	$165,712	$202,716	$158,597

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,915	$4,903	$6,093
Income taxes	$48,530	$51,238	$44,174

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2017	2016	2015
Cash and cash equivalents	$162,434	$199,522	$157,072
Short-term restricted cash	460	518	61
Long-term restricted cash	2,818	2,676	1,464
Total Cash, Cash equivalents, and restricted cash shown in statement of cash flows	$165,712	$202,716	$158,597

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2017, the Company had 39 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven in Colombia; six in Costa Rica; five in Panama; four in Trinidad; three each in Guatemala, Honduras and the Dominican Republic;  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Chia, Colombia in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven.  The Company opened a new warehouse club in Managua, Nicaragua in November 2015, fiscal year 2016, bringing the total of warehouse clubs operating in Nicaragua to two. In February 2017 the Company acquired land in Santa Ana, Costa Rica upon which the Company opened a new warehouse club on October 5, 2017. This new warehouse club brings the number of PriceSmart warehouse clubs operating in Costa Rica to seven.  In June 2017, the Company acquired land in Santo Domingo, Dominican Republic. The Company is currently building a warehouse club on this site that the Company expects to open in the spring of calendar year 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented.    As of August 31, 2017, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of August 31, 2017 is listed below:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31,	August 31,
	2017	2016
Short-term restricted cash:
Restricted cash for land purchase option agreements	$300	$442
Other short-term restricted cash	160	76
Total short-term restricted cash	$460	$518

Long-term restricted cash:
Other long-term restricted cash (1)	$2,818	$2,676
Total long-term restricted cash	$2,818	$2,676
Total restricted cash	$3,278	$3,194

(1)	Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of August 31, 2017, in one country the government has alleged there is not a clearly defined process to allow the tax authorities to refund VAT receivables. As of August 31, 2016, there were three countries that lacked a clearly defined process; however, during the third and fourth quarters of 2017, two of these countries clarified the refund mechanism, which we are currently pursuing. The Company, together with our tax and legal advisers, is currently seeking clarification in court in the remaining country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $1.2 million and $800,000 as of August 31, 2017 and August 31, 2016, respectively.  In another country in which the Company operates warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes. As of August 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country. Also, the Company had an income tax receivable balance of $4.3 million as of August 31, 2017 related to excess payments from fiscal years 2015 to 2017. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2017	2016
Prepaid expenses and other current assets	$6,650	$1,635
Other non-current assets	24,904	32,502
Total amount of VAT receivable reported	$31,554	$34,137

The following table summarizes the income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2017	2016
Prepaid expenses and other current assets	$6,403	$6,402
Other non-current assets	10,492	10,376
Total amount of income tax receivable reported	$16,895	$16,778

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

Stock Based Compensation – The Company offers three types of equity awards: stock options (“options”), restricted stock awards (“RSAs”) and restricted stock unit (“RSUs”). Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSAs and RSUs is based on the fair market value at the time of grant with the application of an estimated forfeiture rate. The Company recognizes the compensation cost related to these awards over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant. The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the vesting dates. The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation as additional paid-in capital and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as a reduction in paid-in capital, based on the Tax Law Ordering method. In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as  an operating cash flow.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exit or Disposal Cost Obligations – In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017. As part of this transaction, the Company has recorded an exit obligation related to the lease of the previous distribution center. The obligation consists of the costs associated with the exit or disposal activity measured initially at its fair value as of May 1, 2017, the date on which the obligation was incurred. These costs are primarily comprised of the costs to terminate the operating lease and other associated costs, including costs to consolidate or close facilities, net of any potential sub-lease income the Company could receive during the remaining lease term. In periods subsequent to initial measurement, changes to the exit obligation, including any changes resulting from a revision to either the timing or the amount of estimated cash flows over the remaining lease period, is measured using the credit-adjusted risk-free rate that was used to measure the initial obligation. During the third quarter of fiscal year 2017, the Company initially recorded an obligation related to this exit activity for approximately $496,000 within other long-term liabilities. The Company’s exit obligation recorded as of August 31, 2017 is approximately $57,000. Exit costs of approximately $1.4 million were recorded to net warehouse club cost of goods sold for the twelve months ended August 31, 2017.

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

Long-term VAT and income tax receivables: The fair value of long-term receivables would normally be measured using a discounted cash flow analysis based on the current market interest rates for similar types of financial instruments, with an estimate of the time these receivables are expected to be outstanding. The Company is not able to provide an estimate as to the time these receivables, owed to the Company by various government agencies, are expected to be outstanding; therefore, the Company has not presented a fair value on the long-term VAT and income tax receivables.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2017 and August 31, 2016 is as follows (in thousands):

	August 31, 2017		August 31, 2016
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
Long-term debt, including current portion	$106,297	$102,911	$88,107	$85,654

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2017 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

Derivative Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest rates and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company did not change valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets during the reporting period.  The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2017 and August 31, 2016.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. This includes exposure to foreign-currency exchange rate fluctuations on U.S. dollar-denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2017 and August 31, 2016.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2017 and August 31, 2016 (in thousands) for derivatives that qualify for hedge accounting:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2017	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$2,547	$—	$2,547
Other long-term liabilities – (Interest rate swaps)	—	(231)	—	(231)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(451)	—	(451)
Total	$—	$1,865	$—	$1,865

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets and Liabilities as of August 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Other non-current assets – (Cross-currency interest rate swaps)	$—	$3,224	$—	$3,224
Other long-term liabilities – (Interest rate swaps)	—	(448)	—	(448)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,066)	—	(1,066)
Total	$—	$1,710	$—	$1,710

Goodwill – The table below presents goodwill resulting from certain business combinations as of August 31, 2017 and August 31, 2016 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	August 31,	August 31,
	2017	2016	Change
Goodwill	$35,642	$35,637	$5

The Company reviews goodwill at the reporting unit for impairment. The Company first reviews qualitative factors for each reporting unit in determining if an annual goodwill test is required. If the Company's review of qualitative factors indicates a requirement for a test of goodwill impairment, because it is more likely than not that an impairment of goodwill may exist, the Company then will assess whether the carrying amount of a reporting unit is greater than the estimated fair value. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If either the carrying amount of the reporting unit is not greater than zero or if the carrying amount of the entity exceeds its estimated fair value, the Company performs a second test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The Company was not required to perform the second step for any reporting units in 2017 or 2016.

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

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provide members with a 2% rebate on most items, up to an annual maximum of $500.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount not redeemed by August 31 is recognized as breakage revenue.  The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as Revenues: Other income on the consolidated statements of income.    The Company has determined that breakage revenue is insignificant; therefore, it records 100% of the Platinum membership liability at the time of sale, rather than estimating breakage. In September of fiscal year 2018, we introduced the Platinum membership in Panama and plan on adding a Platinum membership level in the Dominican Republic in the next few months. We are considering expanding Platinum membership to other PriceSmart markets and may do so during fiscal year 2018.

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

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes in cost of goods sold the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-store demonstrations.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the twelve month periods ending August 31, 2017,  2016, and 2015 (in thousands):

	Years Ended August 31,
	2017	2016	2015
Currency gain (loss)	$1,241	$(899)	$(4,388)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions for the periods ended on August 31, 2017 and August 31, 2016. See Note 9 – for income tax details.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 815 ASU 2017-12 Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

The FASB has issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 715 ASU 2017-09 - Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award.  This ASU provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

•

The Company has evaluated the amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and will apply this approach prospectively. Under the treasury method for calculating earnings per share, the excess tax benefit/deficiencies will no longer be used to determine the diluted net income per share.  The Company determined that the adoption of this guidance will not have a material effect on the result of operations and the calculation of earnings per share.  The Company has used the two-step method for the diluted net income per share calculation over the last several years.

•

The Company has evaluated the amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement and will apply this approach retrospectively. The Company determined that the adoption of this guidance will not have a material effect on the consolidated statements of cash flows.

•

The Company has evaluated the amendments related to the timing of when excess tax benefits are recognized, the effect of minimum statutory withholding requirements, forfeitures, and intrinsic value and will apply this methodology using a modified retrospective transition method. The Company has elected to eliminate recording a forfeiture rate on the expense recorded.  The elimination of the forfeiture rate requires recording a cumulative-effect adjustment by reducing retained earnings and increasing Additional Paid in Capital, at the beginning of the year of adoption, which is September 1, 2017, for the service periods already incurred for unvested shares.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases.  ASC 842 will be effective for the Company on September 1, 2019, and the Company expects to apply the transition practical expedients allowed by the standard.  Note 11 – “Leases” provides details on the Company’s current lease arrangements.  While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect will be to require recording right-of-use assets and corresponding lease obligations for current operating leases.  The Company expects the adoption of this guidance to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or cash flows.

FASB ASC 330 ASU 2015-11 -Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance that will require an entity to measure in-scope inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to entities, like the Company, that measure inventory value using the average cost method.  The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

The amendment in this ASU is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early application is permitted as of the beginning of an interim or annual reporting period.  The Company determined that the adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

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

The amendments in ASU No. 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years and will be applied using a retrospective transition method to each period presented.  The Company early adopted this ASU as of August 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2017	2016
Land	$161,579	$131,896
Building and improvements	382,236	305,420
Fixtures and equipment	198,147	186,409
Construction in progress	40,224	46,861
Total property and equipment, historical cost	782,186	670,586
Less: accumulated depreciation	(224,357)	(197,541)
Property and equipment, net	$557,829	$473,045

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2017	2016	2015
Depreciation and amortization expense	$46,292	$39,794	$34,445

The Company capitalizes interest on expenditures for qualifying assets over a period that covers the duration of the activities required to get the asset ready for its intended use, provided that expenditures for the asset have been made and interest cost is being incurred. Interest capitalization continues as long as those activities and the incurrence of interest cost continue. The amount capitalized in an accounting period is determined by applying the Company’s consolidated capitalization rate (average interest rate) to the average amount of accumulated expenditures for the qualifying asset, for each country, during the period. The capitalization rates are based on the interest rates applicable to borrowings outstanding during the period.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2017	2016
Total interest capitalized	$8,262	$7,380

Total interest capitalized (in thousands):

	Years Ended August 31,
	2017	2016	2015
Interest capitalized	$447	$1,082	$1,055

A summary of asset disposal activity for fiscal years 2017, 2016 and 2015 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Gain/(Loss) recognized
Fiscal Year 2017	$19,774	$17,436	$377	$(1,961)
Fiscal Year 2016	$7,578	$6,330	$86	$(1,162)
Fiscal Year 2015	$11,740	$9,367	$368	$(2,005)

The Company constructed a new warehouse club on land acquired in May 2015 in Chia, Colombia that opened in September 2016, fiscal year 2017, bringing the total of warehouse clubs operating in Colombia to seven. On December 4, 2015 the Company signed an option to acquire two properties and then swap them for 59,353 square feet of land adjacent to the Company’s San Pedro Sula warehouse club in Honduras.  The parcels of land exchanged are all undeveloped contiguous land parcels that make them similar in all respects.  The transaction was completely nonmonetary in nature, and the transaction did not generate any gain recognition.  The accounting basis of the new property equals $1.9 million (the net book value of the real estate exchanged).  The Company exercised this option and completed the swap during May 2016. The Company will use the acquired land to expand the parking lot for the San Pedro Sula warehouse club. In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million. The Company transferred its Miami dry distribution center activities previously located in its leased facilities to this new facility.  This was completed during the third quarter of fiscal year 2017.

The Company also recorded within accounts payable and other accrued expenses approximately $612,000 and $3.1 million, respectively, as of August 31, 2017 and $476,000 and $1.5 million, respectively, as of August 31, 2016 of liabilities related to the acquisition and/or construction of property and equipment.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2017,  2016 and 2015 (in thousands, except per share amounts):

	Years Ended August 31,
	2017	2016	2015
Net income	$90,724	$88,723	$89,124
Less: Allocation of income to unvested stockholders	(1,321)	(1,431)	(1,137)
Net earnings available to common stockholders	$89,403	$87,292	$87,987
Basic weighted average shares outstanding	30,020	29,928	29,848
Add dilutive effect of stock options (two-class method)	3	5	7
Diluted average shares outstanding	30,023	29,933	29,855
Basic net income per share	$2.98	$2.92	$2.95
Diluted net income per share	$2.98	$2.92	$2.95

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2017,  2016 and 2015.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35
2/3/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35
2/4/2015	$0.70	2/13/2015	2/27/2015	$0.35	8/14/2015	8/31/2015	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive income (loss), net of tax (in thousands):

(Amounts in thousands and net of income taxes)	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Balances as of August 31, 2014	$(50,410)	$113		$1,011		$(49,286)
Other comprehensive income (loss)	(50,130)	65		(1,770)	(1)	(51,835)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(291)	(2)	(100)	(1)(3)	(391)
Balances as of August 31, 2015	$(100,540)	$(113)		$(859)		$(101,512)
Other comprehensive income (loss)	(1,702)	(182)		(535)	(1)	(2,419)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	(2)	—	(1)(3)	(20)
Balances as of August 31, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)
Other comprehensive income (loss)	(6,297)	(166)		316	(1)	(6,147)
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	(2)	—	(1)(3)	39
Balances as of August 31, 2017	$(108,539)	$(442)		$(1,078)		$(110,059)

(1)	See Note 12 – “Derivative Instruments and Hedging Activities.”
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2017	2016
Retained earnings not available for distribution	$6,459	$5,926

NOTE 6 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment.  The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. Effective January 1, 2016, the Company also makes nondiscretionary contributions to the 401(k) plan to the non-officer employees that defer up to 2% of their salary.  Employer contributions to the 401(k) plan for the Company's U.S. employees were $1.8 million, $1.7 million and $1.3 million during fiscal years 2017,  2016 and 2015, respectively.

PriceSmart also offers and/or is implementing defined contribution retirement plans in most of its subsidiaries.  The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed.  The expenses associated with the plans for the Company’s non-U.S. employees were $3.1 million, $3.1 million and $1.8 million during fiscal years 2017, 2016, and 2015, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plans

The Company's subsidiaries located in three countries are parties to unfunded post-employment benefit plans, (defined benefit plans), in which the subsidiary is required to pay a specified benefit upon retirement, voluntary departure or death of the employee. The amount of the benefit is predetermined by a formula based on the employee's earnings history, tenure of service and age. Because the obligation to provide benefits arises as employees render the services necessary to earn the benefits pursuant to the terms of the plan, the Company recognizes the cost of providing the benefits over the projected employee service periods. These payments are only due if an employee reaches certain thresholds, such as tenure and/or age. Therefore, these plans are treated as defined benefit plans. For these defined benefit plans, the Company has engaged actuaries to assist with estimating the current costs associated with these future benefits.  The liabilities for these unfunded plans are recorded as non-current liabilities.

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2017 and 2016 and consolidated statements of income for the fiscal years ended August 31, 2017, 2016 and 2015 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2017	2016	2017	2016		2017	2016	2015
Start of period	$(882)	$(807)	$465	$172		$—	$—	$—
Service cost	88	234	—	—		119	35	192
Interest cost	(80)	(51)	—	—		80	52	21
Prior service cost (amortization)		—	(55)	35		55	56	(232)
Actuarial gains/(losses)	(196)	(258)	240	258		(45)	(87)	(91)
Totals	$(1,070)	$(882)	$650	$465	(1)	$209	$56	$(110)

(1)

The Company has recorded a deferred tax (liability)/asset of $208,000 and $150,000 as of August 31, 2017 and 2016, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive income (loss), net of tax, for $(442,000) and $(315,000) as of August 31, 2017 and 2016, respectively.

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2017	2016
Discount rate	3.5% to 10.5%	3.5% to 10.8%
Future salary escalation	3.0% to 5.0%	3.0% to 5.5%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	3.9% to 19.5%	4.0% to 19.5%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 6.0%	0.5% to 11.4%

For the fiscal year ending August 31, 2018, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive income (in thousands):

Expected Recognition
Year Ended August 31,
2018
Prior service cost	$55
Actuarial gain/loss	31
$86

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Post-Employment Benefit Plans

Some of the Company’s subsidiaries are parties to funded and unfunded post-employment benefit plans based on services that the employees have rendered. These plans require the Company to pay a specified benefit on retirement, voluntary departure or death of the employee, or monthly payments to an external fund manager. The amount of these payments is predetermined by a formula based on the employee's earnings history and tenure of service. Because the obligation to provide benefits arises as employees render the services necessary to earn the benefits pursuant to the terms of the plan, the cost associated with providing the benefits is recognized as the employee provides those services. The employees' rights to receive payment on these plans are not dependent on their reaching certain thresholds like age or tenure. Therefore, these plans are not treated as defined benefit plans. For these post-employment benefit plans, the Company has accrued liabilities that are recorded as accrued salaries and benefits and other long-term liabilities. The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2015
Other Post- Employment Plans	$425	$358	$2,720	$2,395	$2,493	$2,188	$1,017	$1,026	$1,722

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

RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock.  However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding.  Payments of dividend equivalents to employees and directors are recorded as compensation expense and as director fees, respectively.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in no event will more than an aggregate of 1,233,897 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2017	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2017	2016
2013 Plan	944,905	637,822	615,889

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2017,  2016 and 2015 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Years Ended August 31,
	2017	2016	2015
Options granted to directors	$18	$72	$86
Restricted stock awards	7,301	7,103	4,599
Restricted stock units	2,370	1,946	1,284
Stock-based compensation expense	$9,689	$9,121	$5,969

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2017	2016	2015
Remaining unrecognized compensation cost (in thousands)	$26,382	$32,380	$18,421
Weighted average period of time over which this cost will be recognized (years)	3	4	5

	Years Ended
	August 31,	August 31,	August 31,
	2017	2016	2015
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$165	$610	$1,206

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest from a one-year to ten-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2017,  2016 and 2015 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2017	2016	2015
Grants outstanding at beginning of period	509,880	366,021	488,416
Granted	56,724	276,530	36,382
Forfeited	(40,023)	(1,372)	(10,738)
Vested	(122,213)	(131,299)	(148,039)
Grants outstanding at end of period	404,368	509,880	366,021

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for fiscal years 2017,  2016 and 2015:

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2017	2016	2015
Restricted stock awards and units granted	$87.43	$84.69	$88.40
Restricted stock awards and units vested	$77.85	$71.19	$45.20
Restricted stock awards and units forfeited	$77.19	$—	$65.67

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2017	2016	2015
Total fair market value of restricted stock awards and units vested (in thousands)	$10,135	$10,139	$13,192

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements.  The Company expects to continue this practice going forward.  The following table summarizes this activity during the period:

	Years Ended
	August 31,	August 31,	August 31,
	2017	2016	2015
Shares repurchased	38,634	43,171	52,396
Cost of repurchase of shares (in thousands)	$3,193	$3,334	$4,677

The Company reissues treasury shares as part of its stock-based compensation programs.  There have been not been any reissuances of treasury shares during fiscal years 2017, 2016 and 2015, respectively.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2017 and 2016, the Company has recorded within other accrued expenses a total of $3.4 million and $4.0 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land (see Note 11 “Leases”).

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  Some portions of the vacated previously leased space were subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.  As part of the subleases the Company has agreed to execute and deliver to the landlord of the leased facility a letter of credit (“LOC”) in the amount of $500,000 which entitles the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable, based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of August 31, 2017, the Company had approximately $7.9 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits approximately $600,000.  The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $20.8 million.

See Note 14 – “Unconsolidated Affiliates” for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2020, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $456,000.

NOTE 9 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2017	2016	2015
United States	$24,773	$25,533	$41,694
Foreign	107,970	105,707	94,902
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$132,743	$131,240	$136,596

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2017	2016	2015
Current:
U.S.	$12,185	$9,269	$10,918
Foreign	32,680	30,705	33,676
Total	$44,865	$39,974	$44,594
Deferred:
U.S.	$(2,584)	$832	$3,941
Foreign	(1,750)	(82)	(3,100)
Valuation allowance charge	1,487	2,125	2,131
Total	$(2,847)	$2,875	$2,972
Provision for income taxes	$42,018	$42,849	$47,566

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2017	2016	2015
Federal tax provision at statutory rates	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.2	0.4
Differences in foreign tax rates	(5.2)	(5.6)	(4.2)
Permanent items and other adjustments	1.5	2.0	2.3
Increase in foreign valuation allowance	0.1	1.0	1.3
Provision for income taxes	31.7%	32.6%	34.8%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2017 and 2016 are shown below (in thousands):

	August 31,
	2017	2016
Deferred tax assets:
U.S. net operating loss carryforward	$1,684	$3,226
Foreign tax credits	3,794	185
Deferred compensation	1,633	1,706
U.S. timing differences and alternative minimum tax credits	3,042	2,846
Foreign net operating losses	10,247	13,414
Foreign timing differences:
Accrued expenses and other timing differences	3,871	3,807
Depreciation and amortization	9,514	8,923
Deferred income	4,037	3,606
Gross deferred tax assets	37,822	37,713
U.S. deferred tax liabilities (depreciation and other timing differences)	(3,646)	(3,944)
Foreign deferred tax liabilities netted against deferred tax assets	(4,744)	(8,848)
U.S. valuation allowance	(488)	(652)
Foreign valuation allowance	(13,532)	(12,011)
Net deferred tax assets	$15,412	$12,258

As of August 31, 2017 and 2016, the Company had net deferred tax liabilities of $1.8 million at the end of each period, arising from timing differences in certain subsidiaries.

For fiscal year 2017, the effective tax rate was 31.7%.  The decrease in the effective rate versus the prior year was primarily attributable to the following factors:

(i) Decrease in fiscal year 2017 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to fiscal year 2016.  Reduction to this intercompany transaction, year over year, resulted in a comparatively unfavorable impact on the effective tax rate of 0.9% due to less reductions to taxable income in the U.S. and less reciprocal increase in taxable income in our Colombia subsidiary in fiscal year 2017 compared to fiscal year 2016. This income did not generate income tax expense in Colombia, because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary.  The Company expects the decrease of the favorable impact to the consolidated Company’s effective tax rate over the next several quarters to continue;

(ii)  The comparably favorable impact of 1.4% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance and;

(iii) The favorable impact of 1.3% due predominantly to the non-recurrence of the impact from setting up a valuation allowance against the deferred tax assets of the Company’s Barbados subsidiary in the prior year.

For fiscal year 2017, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Additionally, while the Company continues to forecast profitability for its Barbados subsidiary for the immediate and foreseeable future, in fiscal year 2016, due to the existence of negative objective evidence from recent years, the Company established a valuation allowance of approximately $2.0 million to reduce deferred tax assets to amounts expected to be realized. The Company had net foreign deferred tax assets of $9.4 million and $8.9 million as of August 31, 2017 and 2016, respectively.

The Company had U.S. federal and state tax NOLs at August 31, 2017 of approximately $3.4 million and $5.5 million, respectively. The federal and state NOLs generally expire during periods ranging from 2017 through 2027, unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period. However, the Company maintains a valuation allowance on substantially all of its state NOLs due to the adoption of single sales factor apportionment in California, which significantly reduces taxable income in that state.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there will be annual limitations in the amount of U.S. taxable income of approximately $3.5 million that may be offset by NOLs. The Company does not believe this will impact the recoverability of these NOLs.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S., because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2017 and 2016, the undistributed earnings of these foreign subsidiaries are approximately $544.6 million and $472.5 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2017	2016	2015
Balance at beginning of fiscal year	$7,754	$8,159	$8,786
Additions based on tax positions related to the current year	36	—	—
Settlements	(65)	—	—
Expiration of the statute of limitations for the assessment of taxes	(31)	(405)	(627)
Balance at end of fiscal year	$7,694	$7,754	$8,159

As of August 31, 2017, the liability for income taxes associated with uncertain tax benefits was $7.7 million and can be reduced by $7.0 million of tax benefits associated with timing adjustments that are recorded as deferred tax assets and liabilities. The net amount of $700,000, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2018 could result in a total income tax benefit amounting up to $26,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2017 and 2016, the Company had accrued $214,000 and $370,000, respectively, for the payment of interest and penalties (before income tax benefit).

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. One of the Company’s subsidiaries received assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company. In addition, this subsidiary received assessments totaling $5.3 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. However, the Company had to submit these amounts as advanced payments to the government while it appeals.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of August 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $4.3 million as of August 31, 2017 related to excess payments from fiscal years 2015 and 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2000 to 2005, 2007, 2014 to the present
California (U.S.) (state return)	2005 and 2013 to the present
Florida(U.S.) (state return)	2014 to the present
Aruba	2012 to the present
Barbados	2011 to the present
Costa Rica	2011 to the present
Colombia	2012 and 2014 to the present
Dominican Republic	2011 to 2012 and 2014 to the present
El Salvador	2009 to 2010 and 2014 to the present
Guatemala	2009, 2012 to the present
Honduras	2012 to the present
Jamaica	2011 to the present
Mexico	2012 to the present
Nicaragua	2013 to the present
Panama	2014 to the present
Trinidad	2011 to the present
U.S. Virgin Islands	2001 to the present
Spain	2013 to the present

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

NOTE 10 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2017	$69,000	$—	$966	$68,034	—%
August 31, 2016	$65,000	$16,534	$9,224	$39,242	10.1%

As of August 31, 2017 and August 31, 2016, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2017 and August 31, 2016, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the twelve months ended August 31, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MUFG Union Bank	—	35,700	35,700
Trinidad subsidiary	6,000	6,000	12,000
Repayments of long-term debt:
Repayment of loan by Panama subsidiary	(2,000)	(11,333)	(13,333)
Regularly scheduled loan payments	(225)	(15,837)	(16,062)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	18	(133)	(115)
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(3)

(1)	The carrying amount on non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount on non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans as of August 31, 2017.

In August 2017, the Company’s Panama subsidiary paid off the outstanding principal balance of U.S. $13.3 million on a loan agreement entered into with Scotiabank. The Company’s subsidiary also settled the interest rate swap that it had entered into with Scotiabank related to this loan.

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a $12.0 million loan to be repaid in eight quarterly principal payments plus interest. The interest rate is set at the 90 day LIBOR rate plus 3%. The loan was funded on March 31, 2017.

In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida for a total purchase price of approximately $46.0 million. The Company transferred its Miami distribution center activities previously located in leased facilities to the new distribution center during the third quarter of fiscal year 2017. To finance the acquisition of this property, the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A. (“Union Bank”) for $35.7 million in January 2017. This loan has a variable interest rate of 30-day LIBOR plus 1.7%, with monthly principal and interest payments maturing in 2027. The monthly principal and interest payments begin in April 2019. The Company also entered into an interest rate hedge with Union Bank for $35.7 million, the notional amount. Under the hedge, the Company will receive variable interest equal to 30-day LIBOR plus 1.7% and pay fixed interest at a rate of 3.65%, with an effective date of March 1, 2017 and maturity date of March 1, 2027.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2017	2016
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets assigned as collateral and with/without established debt covenants	$18,200	$21,945
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets assigned as collateral and with/without established debt covenants	49,424	32,258
Loans entered into by the Company's subsidiaries with non-cash assets assigned as collateral and with/without established debt covenants	17,585	9,717
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets assigned as collateral and with/without established debt covenants	21,088	24,187
Total long-term debt	106,297	88,107
Less: current portion	18,358	14,565
Long-term debt, net of current portion	$87,939	$73,542

As of August 31, 2017, the Company had approximately $85.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2017, the Company was in compliance with all covenants or amended covenants.

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

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2018	$18,358
2019	16,279
2020	18,127
2021	17,941
2022	2,966
Thereafter	32,626
Total	$106,297

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between December 31, 2017 and January 29, 2044.

As of August 31, 2017, the Company’s warehouse clubs occupied a total of approximately 2,925,731 square feet of which 522,131 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia	Warehouse Club	October 29, 2014	98,566	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	68,977	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2025	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2025	none
Jamaica	Storage and Distribution Facility	September 1, 2012	17,000	July 14, 2019	2 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	January 14, 2021	5 years
Bogota, Colombia	Central Offices	October 21, 2010	9,707	December 31, 2017	none
San Diego, CA (1)	Corporate Headquarters	April 1, 2004	45,826	May 31, 2026	5 years
Miami, FL(2)	Dry Distribution Facility	March 1, 2008	206,041	July 31, 2021	none
Miami, FL	Cold Distribution Facility	August 1, 2016	100,295	December 31, 2027	none
Panama	Central Offices	November 4, 2014	17,975	December 12, 2028	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 27, 2019	3 years
Costa Rica (3)	Distribution Facility and Parking Lot	March 26, 2018	233,794	March 25, 2038	10 years
Panama	Distribution Facility	August 14, 2017	4,874	August 13, 2020	2 years
Trinidad(4)	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)

On October 31, 2016, the contract to sub-lease 2,799 square feet of space to a third party expired.  The Company has since occupied all 2,799 square feet of space as an expansion to its Corporate Headquarters and included the additional square feet in the table above.

(2)

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  Some portions of the vacated space were subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.

(3)

In June 2017, the Company executed a contract to acquire 233,794 square feet of space for a regional distribution center and parking lot. Delivery date is expected to be March 26, 2018 and June 26, 2018, respectively.

(4)

Although the Company’s lease agreement for the Trinidad storage and distribution facility expired on August 17, 2017, the Company continues to occupy the space as an agreement for a one-year renewal has been reached with the landlord, pending execution of the contract.  The Company has also included this one-year lease as part of the minimum lease commitments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2017,  2016 and 2015 (in thousands):

	Years Ended August 31,
	2017	2016	2015
Minimum rental payments	$11,223	$9,986	$10,074
Deferred rent accruals	(80)	1,363	1,355
Total straight line rent expense	11,143	11,349	11,429
Contingent rental payments	3,320	3,208	3,137
Common area maintenance expense	1,174	1,369	1,321
Rental expense	$15,637	$15,926	$15,887

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended August 31,	Locations(1)
2018	$11,596
2019	11,715
2020	11,093
2021	9,615
2022	8,894
Thereafter	116,066
Total	$168,979	(2)(3)

(1)

Operating lease obligations have been reduced by approximately $928,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

As of August 31, 2016, total future minimum lease commitments were $120.9 million.  The increase during fiscal year 2017 is primarily related to the extension of an existing lease within the Company’s Guatemala subsidiary for its Pradera location.  The subsidiary signed an extension on November 25, 2016, extending the lease termination date from May 31, 2021 to November 30, 2043. The lease extension included the real property at this location currently used by the Company and added additional square footage in the same shopping center to the lease. This has effectively provided the Company with possession of substantially all of the real property available at that location. The Company plans to expand and upgrade the current warehouse club and parking areas and to improve access into and out from the location.

(3)

Future minimum lease payments include $3.2 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, no reduction was considered for the potential sub-lease income the Company could receive during the remaining lease term.  This potential sub-lease income was considered, however, for the purposes of calculating the exit obligation of $57,000 recorded on the balance sheet as of August 31, 2017.  Projected income for any executed sub-leases would be used to reduce the amount reported as minimum lease payments.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2017,  2016 and 2015 (in thousands):

	Years Ended August 31,
	2017	2016	2015
Minimum rental receipts	$2,654	$2,735	$2,873
Deferred rent accruals	(17)	56	47
Total straight line rent income	2,637	2,791	2,920
Contingent rental receipts	121	112	86
Common maintenance area income	141	151	148
Rental income	$2,899	$3,054	$3,154

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is the landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2017 (in thousands):

Years Ended August 31,	Amount
2018	$2,427
2019	2,103
2020	1,835
2021	1,562
2022	941
Thereafter	4,407
Total	$13,275

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt held by various of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposures, the Company’s subsidiaries enter into cross-currency interest rate swaps that convert its U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

Cash Flow Hedges

As of August 31, 2017,  all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2017:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	Settled on August 31, 2017
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

For the twelve-month periods ended August 31, 2017,  2016 and 2015, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the year ended August 31, 2017	$3,605	$1,588	$5,193
Interest expense for the year ended August 31, 2016	$3,087	$1,982	$5,069
Interest expense for the year ended August 31, 2015	$2,205	$2,827	$5,032

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2017	2016
Union Bank	$35,700	—
Citibank N.A.	26,088	$30,188
Scotiabank	13,724	32,258
Total	$75,512	$62,446

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

		August 31, 2017			August 31, 2016
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,547	(950)	1,597	$3,224	(1,248)	1,976
Interest rate swaps	Other long-term liabilities	(231)	80	(151)	(448)	115	(333)
Cross-currency interest rate swaps	Other long-term liabilities	(451)	135	(316)	(1,066)	320	(746)
Net fair value of derivatives designated as hedging instruments		$1,865	$(735)	$1,130	$1,710	$(813)	$897

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

As of August 31, 2017 the Company did not have any open non-deliverable forward foreign-exchange contracts.

For the twelve-month periods ended August 31, 2017,  2016 and 2015, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Years Ended August 31
Income Statement Classification	2017	2016	2015
Other income (expense), net	$(387)	$(166)	$6,533

For derivatives that do not qualify for hedge accounting, there were no significant related assets or liabilities recorded on the consolidated balance sheet at August 31, 2017 or 2016.

NOTE 13 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price the Company's Chairman of the Board, is a Director and Officer of La Jolla Aviation, Inc.  The Company has reimbursed La Jolla Aviation for such travel at the hourly rate of the Company's private aircraft for such travel. The Company incurred expenses of approximately $182,000 and $225,000 for the years ended August 31, 2016 and 2015, respectively, for these services. The Company did not use these services during the twelve months ended August 31, 2017.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationship with Aseprismar: Aseprismar is a PriceSmart employee association located in Costa Rica that purchases discarded packaging materials received by the Company from incoming shipments of merchandise. The Company recorded approximately $128,000,  $123,000 and $157,000 in other income from the sale of packaging materials to Aseprismar for the years ended August 31, 2017,  2016 and 2015, respectively. In addition, the Company also contracts with Aseprismar for freight transportation between the Company's Costa Rica warehouse clubs. The Company incurred approximately $66,000,  $80,000 and $35,000 for freight expense with Aseprismar for the years ended August 2017,  2016 and 2015.

Relationship with Francisco Velasco: Francisco Velasco is the Executive Vice President, General Counsel, Secretary and Chief Ethics and Compliance Officer for the Company.  As part of his employment agreement dated July 2016, the Company purchased his home in Chicago, IL, in July based on its appraised value for approximately $625,000. The Company also leased the property back to Francisco Velasco for $2,500 a month until he relocated to San Diego, CA.  The Company also reimbursed Francisco Velasco for the monthly lease payments. For the year ended August 31, 2016, the Company charged and then reimbursed approximately $2,500. There were no charges or reimbursements made during the year ended August 31, 2017.  The Company intends to sell this property.

Relationships with Edgar Zurcher: Edgar Zurcher is a director of the Company.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $82,000,  $26,000 and $18,000 in legal expenses with this firm for the years ended August 31, 2017,  2016 and 2015, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $1.5 million in rental income for this space during the year ended August 31, 2017 and $1.4 million for each of the fiscal years ended, 2016 and 2015.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A.  The Company paid approximately $636,000,  $502,000 and $496,000 for products purchased from this entity during the years ended August 31, 2017,  2016 and 2015, respectively.  Also, Mr. Zurcher is a director of Roma Prince S.A. PriceSmart purchased products from this entity for approximately  $1.1 million, $1.2 million and $1.3 million for the years ended August 31, 2017, 2016 and 2015, respectively.

Relationship with Gonzalo Barrutieta: Gonzalo Barrutieta is a director of the Company. Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates OD Panama, S.A. ("ODP"), which rents retail space from the Company. The Company has recorded approximately $277,000, $272,000 and $266,000 in rental income and common area maintenance charges for this space during the years ended August 31, 2017,  2016 and 2015, respectively. In addition, on December 11, 2015, the Company's joint venture Golf Park Plaza, S.A. ("GPP") transferred final ownership of land to ODP, following its execution of the related purchase option.  The deed was recorded with the relevant agencies in Panama during February 2016.  ODP had on July 15, 2011 (fiscal year 2011), entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP.  The option to purchase the land had a three-year limit beginning in April 2013.  As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time its building was completed and its store opened to the public; (iii) paid monthly rent per the lease clause of the agreement which the Company recognized on a straight line basis; and (iv) contracted to pay an additional $109,000, less rental payments of $39,000 previously applied per the lease clause, when ODP exercised its option to purchase the land. GPP recorded rental income of approximately $1,000 and $106,000, during the fiscal years ended August 31, 2016 and 2015, respectively.  GPP recorded a gain, net of tax, on the sale of the land of approximately $851,000 during February 2016.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2017,  2016 and 2015, the Company sold approximately $393,000,  $427,000 and $371,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of Price Philanthropies Foundation and Price Charities. Sherry S. Bahrambeygui, a director of the Company and Vice Chair of the Board, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation. The Company also participated initially with Price Charities, a charitable non-profit public benefit corporation, in a charitable program known as “Aprender y Crecer” ("Learn and Grow”) by allowing PriceSmart members to donate money in the warehouse clubs to that program.  Beginning January 1, 2015, the Aprender y Crecer program was transferred from Price Charities to Price Philanthropies Foundation. Since 2015, the Company has participated with Price Philanthropies and selected vendors where the vendors channel donations through the Company based on a percentage of sales of their products within the warehouse clubs. The Company collaborated with Price Charities, Price Philanthropies Foundation and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. Vendors send their donations to PriceSmart, which records them as a liability for donations received. The liability for donations received, but not yet applied to the purchase of school supplies was approximately $102,000 and $139,000 as of August 31, 2017 and 2016, respectively.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, limited partner and a general partner of CRI 2000, LP, dba Combined Resources International ("CRI"), which designs,

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

develops and manufactures consumer products for domestic and international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $437,000, $625,000 and $353,000 for products purchased from this entity during the years ended August 31, 2017,  2016 and 2015, respectively. Mr. Lynn is also a founder, limited partner and a general partner of ECR4Kids, LP ("ECR") which designs, manufactures and sells educational/children's products to wholesale dealers. The Company paid approximately $8,000,  $3,000 and $31,000 for products purchased from this entity during the years ended August 31, 2017,  2016 and 2015, respectively. Mr. Lynn is also associated with Procuro, Inc., which is a services company that specializes in Cold Chain Management solutions. Mr. Lynn owns less than one percent of the issued and outstanding Procuro, Inc. shares and cannot significantly influence Procuro, Inc. The Company paid to Procuro, Inc. approximately $71,000,  $95,000 and $76,000 for products purchased from this entity during the years ended August 31, 2017,  2016 and 2015, respectively.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 14 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the twelve months ended August 31, 2017,  2016 and 2015, the Company recognized rent expense of $105,700 for this lease for each such fiscal year.

Relationships with Pierre Mignault: Pierre Mignault was elected to the Board of Directors, effective August 1, 2015. Mr. Mignault has been a consultant for the Company since September 2009, serving as an independent sourcing agent with Canadian suppliers. In his role as an independent sourcing agent, Mr. Mignault received commissions of $224,000,  $208,000 and $154,000 from certain vendors related to the sale of product to the Company in fiscal years 2017, 2016 and 2015, respectively. In his role as consultant for the Company, he earned $60,000 in each year for the twelve months ended August 31, 2017,  2016 and 2015.

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  The Company recognized $105,700 in rent expense for the fiscal years ended August 31, 2017, 2016 and 2015.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2017 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$294	$7,312	$99	$7,411
Price Plaza Alajuela, S.A.	50%	2,193	1,236	24	3,453	785	4,238
Total		$6,809	$3,638	$318	$10,765	$884	$11,649

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2017	2016
Current assets	$1,221	$663
Noncurrent assets	$11,207	$11,752
Current liabilities	$226	$219
Noncurrent liabilities	$26	$16

	Years Ended August 31,
	2017	2016	2015
Net income (loss)	$(1)	$332	$94

NOTE 15 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 39 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Years Ended August 31, 2017
Revenue from external customers	$34,244		$1,789,889	$827,920	$344,575	$—	$2,996,628
Intersegment revenues	1,138,526		—	4,796	110	(1,143,432)	—
Depreciation and amortization	6,653		20,252	10,205	9,182	—	46,292
Operating income (loss)	10,436		134,826	47,190	4,932	(61,155)	136,229
Interest income from external sources	13		914	740	142	—	1,809
Interest income from intersegment sources	739		882	546	—	(2,167)	—
Interest expense from external sources	762		4,127	548	1,340	—	6,777
Interest expense from intersegment sources	42		1,106	990	34	(2,172)	—
Provision for income taxes	9,560		23,368	7,654	1,436	—	42,018
Net income (loss)	3,893		107,797	38,403	1,786	(61,155)	90,724
Long-lived assets (other than deferred tax assets)	70,353		296,915	122,616	126,206	—	616,090
Goodwill	—		31,118	4,524	—	—	35,642
Investment in unconsolidated affiliates	—		10,765	—	—	—	10,765
Total assets	147,650		544,683	303,234	181,947	—	1,177,514
Capital expenditures, net	56,229		50,977	26,586	3,232	—	137,024

Years Ended August 31, 2016
Revenue from external customers	$33,885		$1,758,853	$840,648	$271,790	$—	$2,905,176
Intersegment revenues	1,086,677		—	5,941	—	(1,092,618)	—
Depreciation and amortization	4,775		18,673	9,907	6,439	—	39,794
Operating income (loss)	10,970	(2)	135,232	51,450	(5,403)	(55,526)	136,723
Interest income from external sources	25		802	381	99	—	1,307
Interest income from intersegment sources	2,519		944	554	—	(4,017)	—
Interest expense from external sources	—		4,823	547	521	—	5,891
Interest expense from intersegment sources	61		2,059	1,854	49	(4,023)	—
Provision for income taxes	10,047		23,227	8,697	878	—	42,849
Net income (loss)	935	(2)	107,396	43,114	(7,196)	(55,526)	88,723
Long-lived assets (other than deferred tax assets)	19,222		271,039	108,426	137,599	—	536,286
Goodwill	—		31,091	4,546	—		35,637
Investment in unconsolidated affiliates	—		10,767	—	—	—	10,767
Total assets	100,744		515,478	287,088	193,425	—	1,096,735
Capital expenditures, net	8,617		29,375	11,402	30,300	—	79,694

Years Ended August 31, 2015
Revenue from external customers	$33,320		$1,625,567	$821,047	$322,669	$—	$2,802,603
Intersegment revenues	1,107,592		—	5,626	—	(1,113,218)	—
Depreciation and amortization	2,733		15,115	9,605	6,992	—	34,445
Operating income (loss)	28,789		129,555	48,856	(1,846)	(58,988)	146,366
Interest income from external sources	79		811	114	54	—	1,058
Interest income from intersegment sources	3,142		282	556	—	(3,980)	—
Interest expense from external sources	5		4,147	607	1,681	—	6,440
Interest expense from intersegment sources	126		1,204	1,966	684	(3,980)	—
Provision for income taxes	15,548		24,618	6,787	613	—	47,566
Net income (loss)	13,551		101,190	41,130	(7,759)	(58,988)	89,124
Long-lived assets (other than deferred tax assets)	15,391		255,576	107,746	105,290	—	484,003
Goodwill	—		31,211	4,660	—	—	35,871
Investment in unconsolidated affiliates	—		10,317	—	—	—	10,317
Total assets	89,133		491,155	239,272	171,664	—	991,224
Capital expenditures, net	1,655		54,735	10,619	24,172	—	91,181

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)The decrease in operating income and net income for the United States Operations in fiscal year 2016 compared to fiscal year 2015 was primarily a result of the increase in operating expenses related to intercompany transactions with the Company’s Colombia subsidiary of approximately $10.9 million.  This activity results in reductions to taxable income in the U.S. that lowered the provision for income taxes by approximately $3.9 million.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2017 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Non-deliverable forward foreign-exchange contracts

The Company’s Colombia subsidiary has entered into five forward exchange contracts for approximately $5.0 million with settlement dates of November and December 2017.

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2017,  2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended,				Year Ended,
Fiscal Year 2017	Nov 30, 2016	Feb 28, 2017	May 31, 2017	Aug 31, 2017	Aug 31, 2017
Total net warehouse club and export sales	$726,813	$780,445	$717,174	$719,874	$2,944,306
Total cost of goods sold	$618,671	$667,563	$617,598	$615,920	$2,519,752
Net income	$24,869	$27,219	$18,838	$19,798	$90,724
Basic net income per share	$0.82	$0.90	$0.62	$0.64	$2.98
Diluted net income per share	$0.82	$0.90	$0.62	$0.64	$2.98

	Three Months Ended,				Year Ended,
Fiscal Year 2016	Nov 30, 2015	Feb 29, 2016	May 31, 2016	Aug 31, 2016	Aug 31, 2016
Total net warehouse club and export sales	$699,063	$765,536	$691,638	$698,316	$2,854,553
Total cost of goods sold	$598,015	$657,725	$597,242	$596,644	$2,449,626
Net income	$23,672	$25,942	$16,837	$22,272	$88,723
Basic net income per share	$0.78	$0.85	$0.55	$0.74	$2.92
Diluted net income per share	$0.78	$0.85	$0.55	$0.74	$2.92

	Three Months Ended,				Year Ended,
Fiscal Year 2015	Nov 30, 2014	Feb 28, 2015	May 31, 2015	Aug 31, 2015	Aug 31, 2015
Total net warehouse club and export sales	$644,846	$738,349	$684,780	$686,436	$2,754,411
Total cost of goods sold	$547,055	$631,810	$587,860	$586,114	$2,352,839
Net income	$20,647	$24,835	$21,195	$22,447	$89,124
Basic net income per share	$0.68	$0.82	$0.70	$0.75	$2.95
Diluted net income per share	$0.68	$0.82	$0.70	$0.75	$2.95

ADDITIONAL INFORMATION

Corporate Offices

9740 Scranton Road

San Diego, CA 92121

(858) 404-8800

Stock Exchange Listing

NASDAQ Global Select Market

Stock Symbol: PSMT

Annual Meeting

Wednesday, January 24, 2018 at 10:00 AM

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