Form 10-Q
period 2017-11-30
PRICESMART INC
filed 2018-01-04
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

The registrant had 30,403,542 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2017.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of November 30, 2017 and the consolidated balance sheet as of August 31, 2017, the unaudited consolidated statements of income for the three months ended November 30, 2017 and 2016, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2017 and 2016, the unaudited consolidated statements of equity for the three months ended November 30, 2017 and 2016, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2017 and 2016, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2017	August 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$129,183	$162,434
Short-term restricted cash	373	460
Receivables, net of allowance for doubtful accounts of $6 as of November 30, 2017 and $7 as of August 31, 2017, respectively.	6,602	6,460
Merchandise inventories	372,413	310,946
Prepaid expenses and other current assets (includes $71 and $0 as of November 30, 2017 and August 31, 2017, respectively, for the fair value of foreign currency forward contracts)	36,168	30,070
Total current assets	544,739	510,370
Long-term restricted cash	2,986	2,818
Property and equipment, net	567,038	557,829
Goodwill	35,578	35,642
Deferred tax assets	15,200	15,412
Other non-current assets (includes $3,278 and $2,547 as of November 30, 2017 and August 31, 2017, respectively, for the fair value of derivative instruments)	46,506	44,678
Investment in unconsolidated affiliates	10,781	10,765
Total Assets	$1,222,828	$1,177,514
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,483	$—
Accounts payable	297,371	272,248
Accrued salaries and benefits	19,250	19,151
Deferred membership income	22,234	22,100
Income taxes payable	5,217	5,044
Other accrued expenses	28,253	26,483
Long-term debt, current portion	18,257	18,358
Total current liabilities	393,065	363,384
Deferred tax liability	1,647	1,812
Long-term portion of deferred rent	8,838	8,914
Long-term income taxes payable, net of current portion	898	909
Long-term debt, net of current portion	80,340	87,939
Other long-term liabilities (includes $346 and $682 for the fair value of derivative instruments and $5,335 and $5,051 for post employment plans as of November 30, 2017 and August 31, 2017, respectively)	5,731	5,789
Total Liabilities	490,519	468,747

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,278,595 and 31,275,727 shares issued and 30,403,610 and 30,400,742 shares outstanding (net of treasury shares) as of November 30, 2017 and August 31, 2017, respectively	3	3
Additional paid-in capital	424,856	422,395
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(111,468)	(110,059)
Retained earnings	443,356	420,866
Less: treasury stock at cost, 874,985 shares as of both November 30, 2017 and August 31, 2017	(35,924)	(35,924)
Total Equity	732,309	708,767
Total Liabilities and Equity	$1,222,828	$1,177,514

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2017	2016
Revenues:
Net warehouse club sales	$745,401	$716,079
Export sales	8,147	10,734
Membership income	12,375	11,710
Other income	1,149	1,049
Total revenues	767,072	739,572
Operating expenses:
Cost of goods sold:
Net warehouse club	637,236	608,490
Export	7,749	10,181
Selling, general and administrative:
Warehouse club operations	69,502	65,426
General and administrative	18,830	16,802
Pre-opening expenses	430	(113)
Loss/(gain) on disposal of assets	159	407
Total operating expenses	733,906	701,193
Operating income	33,166	38,379
Other income (expense):
Interest income	400	502
Interest expense	(1,255)	(1,654)
Other income (expense), net	278	(928)
Total other income (expense)	(577)	(2,080)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	32,589	36,299
Provision for income taxes	(10,115)	(11,437)
Income (loss) of unconsolidated affiliates	16	7
Net income	$22,490	$24,869
Net income per share available for distribution:
Basic net income per share	$0.74	$0.82
Diluted net income per share	$0.74	$0.82
Shares used in per share computations:
Basic	30,078	29,982
Diluted	30,079	29,987
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2017	2016
Net income	$22,490	$24,869
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(2,026)	$(10,866)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	30	(7)
Total defined benefit pension plan	30	(7)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	587	492
Total derivative instruments	587	492
Other comprehensive income (loss)	(1,409)	(10,381)
Comprehensive income	$21,081	$14,488

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071
Issuance of restricted stock award	5	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,442	—	—	—	—	—	2,442
Net income	—	—	—	—	—	24,869	—	—	24,869
Other comprehensive income (loss)	—	—	—	—	(10,381)	—	—	—	(10,381)
Balance at November 30, 2016	31,243	$3	$414,811	$11,321	$(114,332)	$375,929	836	$(32,731)	$655,001

Balance at August 31, 2017	31,276	$3	$422,395	$11,486	$(110,059)	$420,866	875	$(35,924)	$708,767
Issuance of restricted stock award	3	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,461	—	—	—	—	—	2,461
Net income	—	—	—	—	—	22,490	—	—	22,490
Other comprehensive income (loss)	—	—	—	—	(1,409)	—	—	—	(1,409)
Balance at November 30, 2017	31,279	$3	$424,856	$11,486	$(111,468)	$443,356	875	$(35,924)	$732,309

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2017	2016
Operating Activities:
Net income	$22,490	$24,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,237	11,117
Allowance for doubtful accounts	(1)	7
(Gain)/loss on sale of property and equipment	159	407
Deferred income taxes	(349)	984
Equity in (gains) losses of unconsolidated affiliates	(16)	(7)
Stock-based compensation	2,461	2,442
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(7,049)	(6,516)
Merchandise inventories	(61,467)	(44,082)
Accounts payable	21,372	12,894
Net cash provided by (used in) operating activities	(10,163)	2,115
Investing Activities:
Additions to property and equipment	(19,752)	(16,973)
Deposits for land purchase option agreements	—	(500)
Proceeds from disposal of property and equipment	20	108
Net cash provided by (used in) investing activities	(19,732)	(17,365)
Financing Activities:
Repayment of long-term bank borrowings	(7,554)	(3,688)
Proceeds from short-term bank borrowings	16,954	681
Repayment of short-term bank borrowings	(14,696)	(4,155)
Net cash provided by (used in) financing activities	(5,296)	(7,162)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,021	(1,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,170)	(24,062)
Cash, cash equivalents and restricted cash at beginning of period	165,712	202,716
Cash, cash equivalents and restricted cash at end of period	$132,542	$178,654

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30,	November 30,
	2017	2016
Cash and cash equivalents	$129,183	$175,402
Short-term restricted cash	373	517
Long-term restricted cash	2,986	2,735
Total cash and cash equivalents, and restricted cash shown in the statement of cash flows	$132,542	$178,654

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2017

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2017, the Company had 40 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;  five in Panama; four in Trinidad; three each in Guatemala, the Dominican Republic and Honduras;  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven.  In June 2017, the Company acquired land in Santo Domingo, Dominican Republic. The Company is currently building a warehouse club on this site and expects to open in the spring of calendar year 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four.

The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Reclassifications to consolidated statement of cash flows recorded during fiscal year 2018 for fiscal year 2017  – Accounting Standards Update (ASU) 2016-18 - The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years and will be applied using a retrospective transition method to each period presented.  The Company early adopted this ASU as of August 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

Additionally, the Company adopted Accounting Standards Update (ASU) 2016-09, effective as of September 1, 2017. The Company made certain elections and changes to account for share-based payments to employees according to the new standard as follows:

Accounting for policy election to recognize forfeitures as they occur – The Company made a policy election to recognize forfeitures as they occur. Accordingly, the Company applied the modified retrospective transition method, with a cumulative-effect adjustment to prior-year (August 31, 2017) retained earnings. Therefore, the Company recorded an increase to prior-year retained earnings and a decrease to additional paid-in capital of $367,000 in each case.

	August 31, 2017 balance sheet line item as previously reported	Amount reclassified	August 31, 2017 balance sheet line item as currently reported
Retained earnings	$420,499	$367	$420,866
Additional paid-in capital	$422,762	$(367)	$422,395

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presentation of excess tax benefits and employee taxes paid on the statement of cash flows

•

According to ASU 2016-09, the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation should be classified as a financing activity on the statement of cash flows, and the full retrospective transition method should be applied. The Company already classifies cash paid for tax withholdings as a financing activity; thus, the adoption did not change the Company’s classification for this activity. However, the Company will change the naming convention from “Purchase of treasury stock” to “Purchase of treasury stock for tax withholding on stock compensation” in the statement of cash flows. There were no such transactions for the three months ended November 30, 2017 and 2016.

•

Furthermore, the new standard requires the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company has adopted and implemented this change, retrospectively, for the three months ended November 30, 2017 and 2016; however, no such transactions have occurred during these periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of November 30, 2017, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of November 30, 2017 is listed below:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of November 30, 2017, in one country the government has alleged there is not a clearly defined process to allow the tax authorities to refund VAT receivables. As of August 31, 2016, there were three countries that lacked a clearly defined process; however, during the third and fourth quarters of fiscal year 2017, two of these countries clarified the refund mechanism, which we are currently pursuing. The Company, together with its tax and legal advisers, is currently seeking clarification in court in the remaining country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $2.2 million and $1.2 million as of November 30, 2017 and August 31, 2017, respectively.  In another country in which the Company operates warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes. As of November 30, 2017 and August 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country. Also, the Company had an income tax receivable balance of $5.3 million and $4.3 million as of November 30, 2017 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 to 2017. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2017	2017
Prepaid expenses and other current assets	$9,998	$6,650
Other non-current assets	22,954	24,904
Total amount of VAT receivables reported	$32,952	$31,554

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2017	2017
Prepaid expenses and other current assets	$6,910	$6,403
Other non-current assets	13,494	10,492
Total amount of Income tax receivables reported	$20,404	$16,895

Merchandise Inventories – Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or net realizable value.  The Company provides for estimated inventory losses and obsolescence between physical inventory counts on the basis of a percentage of sales.  The provision is adjusted periodically to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters.  In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Stock Based Compensation – The Company utilizes three types of equity awards: stock options (“options”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).  The Company adopted ASU 2016-09 – Compensation - Stock Compensation (Topic 718) on September 1, 2017, see Note 1 – Company Overview and Basis of Presentation for more information on the implementation. Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSAs and RSUs is based on the fair market value at the time of grant.  The Company recognizes the compensation cost related to these awards over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant. As a result of adoption of ASU 2016-09, the Company currently accounts for actual forfeitures as they occur.  The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as income tax expense or benefit, based on ASU 2016-09. In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as an operating cash flow in its consolidated statement of cash flows.

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

Exit or Disposal Cost Obligations – In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017. As part of this transaction, the Company has recorded an exit obligation related to the lease of the previous distribution center. The obligation consists of the costs associated with the exit or disposal activity measured initially at its fair value as of May 1, 2017, the date on which the obligation was incurred. These costs are primarily comprised of the costs to terminate the operating lease and other associated costs, including costs to consolidate or close facilities, net of any potential sub-lease income the Company could receive during the remaining lease term. In periods subsequent to initial measurement, changes to the exit obligation, including any changes resulting from a revision to either the timing or the amount of estimated cash flows over the remaining lease period, is measured using the credit-adjusted risk-free rate that was used to measure the initial obligation. During the third quarter of fiscal year 2017, the Company initially recorded an obligation related to this exit activity for approximately $496,000 within other long-term liabilities. The Company’s exit obligation recorded as of August 31, 2017 was approximately $57,000. The Company’s exit obligation recorded as of November 30, 2017 was approximately $50,000.  Exit costs of approximately $1.4 million were recorded to net warehouse club cost of goods sold for the twelve months ended August 31, 2017.  Exit costs of approximately $338,000 were recorded to net warehouse club cost of goods sold for the three months ended November 30, 2017.

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

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs.  There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s 2017 Form 10-K.

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2017 and August 31, 2017.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2017 and August 31, 2017.

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

Self-Insurance – As of October 1, 2017, PriceSmart, Inc. became self-insured for its employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $574,000 as of November 30, 2017.

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

The following table summarizes the amounts recorded for the three months ended November 30, 2017 and 2016 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2017	2016
Currency gain (loss)	$278	$(928)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 815 ASU 2017-12 Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

The FASB has issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements Adopted

FASB ASC 718 ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued new guidance on stock compensation intended to simplify accounting for share-based payment transactions. The guidance will change accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on September 1, 2017.

•

The Company determined that the adoption of this guidance did not have a material effect on the result of operations and the calculation of earnings per share.  The Company has used the two-step method for the diluted net income per share calculation over the last several years.

•

The adoption of this guidance and the amendments related to the presentation of employee taxes paid on the statement of cash flows did not have a material effect on the consolidated statements of cash flows.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The adoption of this guidance and the amendments related to the timing of when excess tax benefits are recognized, the effect of minimum statutory withholding requirements, forfeitures, and intrinsic value and the adoption of this methodology using the modified retrospective transition method resulted in the Company electing to eliminate the recording of the forfeiture rate on the expense recorded.  The elimination of the forfeiture rate required recording a cumulative-effect adjustment by increasing retained earnings and reducing Additional Paid in Capital, at the beginning of the year of adoption, which was September 1, 2017, for the service periods already incurred for unvested shares.

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

The amendment in this ASU is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance on September 1, 2017.  Adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three months ended November 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2017	2016
Net income	$22,490	$24,869
Less: Allocation of income to unvested stockholders	(300)	(420)
Net earnings available to common stockholders	$22,190	$24,449
Basic weighted average shares outstanding	30,078	29,982
Add dilutive effect of stock options (two-class method)	1	5
Diluted average shares outstanding	30,079	29,987
Basic net income per share	$0.74	$0.82
Diluted net income per share	$0.74	$0.82

NOTE 4 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2018. The following table summarizes the dividends declared and paid during fiscal year 2017.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended November 30, 2017
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments		Total
Beginning balance, September 1, 2017	$(108,539)	$(442)	$(1,078)		$(110,059)
Other comprehensive income (loss)	(2,026)	30	587	(1)	(1,409)
Ending balance, November 30, 2017	$(110,565)	$(412)	$(491)		$(111,468)

	Three Months Ended November 30, 2016
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)	$(1,394)		$(103,951)
Other comprehensive income (loss)	(10,866)	(7)	492	(1)	(10,381)
Ending balance, November 30, 2016	$(113,108)	$(322)	$(902)		$(114,332)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended August 31, 2017
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)
Other comprehensive income (loss)	(6,297)	(166)		316	(1)	(6,147)
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	(2)	—		39
Ending balance, August 31, 2017	$(108,539)	$(442)		$(1,078)		$(110,059)

(1)	See Note 7 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2017	2017
Retained earnings not available for distribution	$6,557	$6,459

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business related to the Company’s operations and property ownership.  The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.  The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable.  In such cases, there may be a possible exposure to loss in excess of any amounts accrued.  The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate.  If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable.  If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency.  The Company believes that the final disposition of the pending legal proceedings, claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity.  It is possible, however, that the Company's results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  There were no material changes in the Company's uncertain income tax positions as of November 30, 2017 and August 31, 2017.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2017 and August 31, 2017, the Company has recorded within other accrued expenses a total of $3.2 million and $3.4 million, respectively, for various non-income tax related tax contingencies.

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

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. One of the Company’s subsidiaries received assessments claiming $2.7 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company. In addition, this subsidiary received assessments totaling $5.5 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. However, the Company had to submit these amounts as advance payments to the government while it appeals.

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of November 30, 2017 and August 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $5.3 million and $4.3 million as of November 30, 2017 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 and 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested.  Subsequent to the passage of new US tax legislation described in Note 9 – Subsequent Events, the Company is in the process of calculating the amount of taxes that will be due on these non-U.S. undistributed earnings.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended November 30,	Locations(1)
2018	$12,113
2019	11,715
2020	10,795
2021	9,339
2022	9,027
Thereafter	113,822
Total	$166,811	(2)

(1)

Operating lease obligations have been reduced by approximately $883,000 to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $3.0 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, no reduction was considered for the potential sub-lease income the Company could receive during the remaining lease term.  This potential sub-lease income was considered, however, for the purposes of calculating the exit obligation of $50,000 recorded on the balance sheet as of November 30, 2017.  Projected income for any executed sub-leases would be used to reduce the amount reported as minimum lease payments.

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  Some portions of the vacated previously leased space were subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.  As part of the subleases the Company was required to execute and deliver to the landlord of the leased facility a letter of credit (“LOC”) in the amount of $500,000 which entitles the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable, based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of November 30, 2017 and August 31, 2017, the Company had approximately $3.2 million and $7.9 million, respectively, in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits as of November 30, 2017 and August 31, 2017 approximately $600,000.  The land purchase option agreements can be canceled at the sole option of the Company, with the deposits being fully refundable until all permits are issued.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $20.8 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2017 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$301	$7,319	$99	$7,418
Price Plaza Alajuela, S.A.	50%	2,193	1,236	33	3,462	785	4,247
Total		$6,809	$3,638	$334	$10,781	$884	$11,665

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2020, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $442,000.

The Company contracts for off-site data recovery services as part of its disaster recovery plan.  The contract for these data recovery services expires on November 30, 2019.  Future minimum service commitments related to this contract are approximately $372,000 for each of the 12-month periods ending November 30, 2018 and 2019.

NOTE 6 – DEBT

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2017	$69,000	$2,483	$562	$65,955	4.3%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of November 30, 2017 and August 31, 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of November 30, 2017 and August 31, 2017, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the three months ended November 30, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Repayments of long-term debt	—	(3,000)	(3,000)
Regularly scheduled loan payments	(225)	(4,554)	(4,779)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	124	(45)	79
Balances as of November 30, 2017	$18,257	$80,340	$98,597	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $121.0 million. No cash assets were assigned as collateral for these loans.

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

As of November 30, 2017, the Company had approximately $82.8 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2017, the Company was in compliance with all covenants or amended covenants.

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

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2018	$18,257
2019	19,437
2020	21,438
2021	5,805
2022	2,634
Thereafter	31,026
Total	$98,597

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

As of November 30, 2017, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2017:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	Settled on October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

(1)	The initial notional amount and fixed rate were modified effective January 2017.

For the three months ended November 30, 2017 and 2016, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2017	$849	$322	$1,171
Interest expense for the three months ended November 30, 2016	$750	$423	$1,173

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2017	2017
Union Bank	$35,700	$35,700
Citibank N.A.	25,063	26,088
Scotiabank	12,924	13,724
Total	$73,687	$75,512

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2017			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,514	(938)	1,576	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	764	(272)	492	—	—	—
Interest rate swaps	Other long-term liabilities	(4)	(3)	(7)	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(342)	114	(228)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$2,932	$(1,099)	$1,833	$1,865	$(735)	$1,130

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2017:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 13, 2017 - December 6, 2017
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 17, 2017 - December 13, 2017
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 18, 2017 - December 20, 2017
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 19, 2017 - December 27, 2017

For the three months ended November 30, 2017, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
Income Statement Classification	2017	2016
Other income (expense), net	$93	$219

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2017		August 31, 2017
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current assets	$71	Other current assets	$—
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	—
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting(1)		$71		$—

(1)

The fair value of these financial assets and liabilities measured and recorded using Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 40 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended November 30, 2017
Revenue from external customers	$8,147	$452,166	$214,642	$92,117	$—	$767,072
Intersegment revenues	340,128	—	1,207	198	(341,533)	—
Depreciation and amortization	1,744	5,523	2,677	2,293	—	12,237
Operating income	3,739	31,942	11,470	2,145	(16,130)	33,166
Net income (loss)	82	26,796	10,317	1,425	(16,130)	22,490
Capital expenditures, net	1,004	11,370	10,297	832	—	23,503
Long-lived assets (other than deferred tax assets)	70,352	304,434	130,896	121,629	—	627,311
Goodwill	—	31,014	4,564	—	—	35,578
Total assets	121,674	580,523	334,279	186,352	—	1,222,828

Three Months Ended November 30, 2016
Revenue from external customers	$10,755	$438,234	$207,022	$83,561	$—	$739,572
Intersegment revenues	317,662	—	1,698	10	(319,370)	—
Depreciation and amortization	1,574	4,864	2,458	2,221	—	11,117
Operating income	7,597	33,504	12,214	913	(15,849)	38,379
Net income	3,658	26,227	10,861	(28)	(15,849)	24,869
Capital expenditures, net	2,337	10,756	4,438	473	—	18,004
Long-lived assets (other than deferred tax assets)	20,372	278,721	110,939	125,589	—	535,621
Goodwill	—	31,072	4,531	—	—	35,603
Total assets	70,283	542,238	321,235	184,114	—	1,117,870

As of August 31, 2017
Long-lived assets (other than deferred tax assets)	$70,353	$296,915	$122,616	$126,206	$—	$616,090
Goodwill	—	31,118	4,524	—	—	35,642
Total assets	147,650	544,683	303,234	181,947	—	1,177,514

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2017 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Non-deliverable forward foreign-exchange contracts

The Company has entered into forward exchange contracts during December 2017 for approximately $5.0 million with settlement dates during January 2018.

New tax legislation

In December 2017, the United States approved new legislation that significantly modifies current tax legislation. The Company is currently assessing the impact of this recent legislation; however, the most significant changes to the Company are:

•

a reduction in the U.S. corporate tax rate from 35.0% to 21.0% starting in January 2018. This will likely result in a one-time non-cash expense to be booked in the second quarter of fiscal year 2018 to reduce the value of certain deferred tax assets. On an ongoing basis, it will likely result in a favorable impact on the Company’s overall effective tax rate. However, substantially all of the Company’s revenue are from foreign sources, much of which attracts foreign withholding taxes. In the past, the Company has generally been able to recover all of the foreign tax credits generated by these withholdings as an offset to U.S. taxes payable. However, the Company currently estimates that foreign tax credits will be higher than 21% of U.S. taxable income and lower than 35%. Therefore, the Company expects to benefit from the reduction of tax rates, but not to the full extent of the rate reduction, as excess foreign tax credits will have to be expensed; and

•

a one-time tax on accumulated foreign profits, which will likely result in a tax expense being recorded for the full amount in the second quarter of fiscal 2018, while the payment will be spread over eight years. However, from a cash perspective, the Company expects to be able to offset some of this charge by foreign tax credits accumulated prior to January 1, 2018.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs and grow sales in our existing locations; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we offer limited online shopping to our members in certain markets, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; failure to grow our e-commerce business through the integration of physical and digital retail or otherwise, and the cost of our increasing e-commerce investments, may materially adversely affect our market position, net sales and financial performance; our profitability is vulnerable to cost increases; we face difficulties in the shipment of, and risks inherent in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks that might not be adequately compensated by insurance; negative economic conditions could adversely impact our business in various respects; our failure to maintain our brand and reputation could adversely affect our results of operations; we face the risk of exposure to product liability claims, a product recall and adverse publicity; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables;  we face the possibility of operational interruptions related to union work stoppages; we are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars; we face compliance risks related to our international operations; we rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we may experience difficulties implementing our new global enterprise resource planning system; any failure by us to maintain the security of the information that we hold relating to our company, members, employees and vendors, whether as a result of cybersecurity attacks on our information systems, failure of internal controls, employee negligence or malfeasance or otherwise, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results; we are subject to payment related risks; failure to attract and retain qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance; changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; a few of our stockholders own approximately 25.3% of our voting stock as of November 30, 2017, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. The risks described above as well as the other risks detailed in the Company’s U.S. Securities and Exchange Commission (“SEC”) reports, including the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2017 filed on October 26, 2017, pursuant to the Securities Exchange Act of 1934, see “Part I - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three months ended November 30, 2017 and 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of November 30, 2017 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of November 30, 2017 for each country or territory are as follows:

	Number of	Number of	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse
	in Operation as of	in Operation as of	Club Openings
Country/Territory	August 31, 2017	November 30, 2017	In Fiscal Year 2018
Colombia	7	7	—
Costa Rica	6	7	—
Panama	5	5	—
Trinidad	4	4	—
Dominican Republic	3	3	1
Guatemala	3	3	—
Honduras	3	3	—
El Salvador	2	2	—
Nicaragua	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Totals	39	40	1

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

We opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven. In June 2017, we acquired land in Santo Domingo, Dominican Republic. We are currently building a warehouse club on this site that we expect to open in the spring of calendar year 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Currency fluctuations can be the largest variable affecting our overall sales and profit performance, as we experienced in fiscal years 2015 and 2016, because many of our markets are susceptible to foreign currency exchange rate volatility. In the first three months of fiscal year 2018 and during fiscal year 2017, approximately 77% of our net warehouse sales were in currencies other than the U.S. dollar.  Of those sales that were currencies other than the U.S. dollar, approximately 52% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of the local currency not only reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  For example, changes in the value of the Colombian peso (“COP”) relative to the U.S. dollar negatively impacted sales and margins in that market during fiscal years 2015 and 2016.    A stabilization of the currency during fiscal year 2017 contributed to improving business conditions in Colombia, resulting in good sales growth and a return to operating profitability in our Colombia segment that has continued into the first three months of fiscal year 2018.

Certain of our Central American and Caribbean markets experienced some slowing of overall economic activity during fiscal year 2017, which, to some degree, is continuing into the first three months of fiscal year 2018. In particular, Trinidad, which depends on oil and gas exports as a major source of income, has been experiencing overall difficult economic conditions. These adverse economic conditions, combined with government policies intended to manage foreign currency reserves, have adversely affected consumer spending. Other countries where general market conditions provided a difficult operating environment during fiscal year 2017 and continuing into the first three months of fiscal year 2018 include USVI, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island, and Barbados.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy and affect near-term consumer spending. As has been the case in recent weeks in Honduras, political turmoil can result in local unrest, resulting in curfews and reduced operating hours and interrupt the normal flow of merchandise to our warehouse clubs.  The need for increased tax revenue in certain countries can also cause changes in tax policies affecting consumer’s personal tax rates and/or added consumption taxes, such as VAT (value-added taxes), effectively raising the prices of various products.

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first three months of fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past three months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we are importing for the holiday shopping season.  As of November 30, 2017, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $12.1 million, an increase of $16.1 million from August 31, 2017 when our Trinidad subsidiary had net U.S. dollar denominated assets position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to operate membership warehouse clubs in Latin America and the Caribbean.  We sell a limited number of high volume products and services across a broad range of categories to businesses and families at the lowest possible prices.  PriceSmart members pay an annual membership fee, and that fee, combined with volume purchasing and operating efficiencies throughout the supply chain, enable us to operate our business efficiently with lower margins and prices than conventional retail stores and wholesale suppliers.

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

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net warehouse sales, our comparable warehouse club sales (which include the impact of e-commerce sales) and our membership income. At times, we make strategic investments that are focused on the long-term growth of the Company. These investments can impact near-term results, such as when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income, or when we open a new warehouse club in an existing market, which can reduce reported comparable warehouse sales due to the cannibalization of sales from existing warehouse clubs.

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

We seek to grow sales by increasing transaction size and shopping frequency of our members by providing high quality, differentiated merchandise at a good value.  We also grow sales by attracting new members and improving the capacity of our existing warehouse clubs to serve the growing membership base and level of sales in those locations through physical expansions of the building or adding additional parking or improving the flow of merchandise to and within the warehouse club. Sales growth is also achieved when we add new warehouse clubs with a corresponding increase in members in those markets that can support that growth.  Sales during the first three months of fiscal year 2018 were positively impacted by the addition of a new warehouse club that opened in Santa Ana, Costa Rica in October 2017, fiscal year 2018.  Although we recognize that opening new warehouse club locations in certain existing markets can have adverse short-term implications for comparable store growth, as the new warehouse club will often attract sales from existing locations, each decision to add a location in an existing market is based on a long-term outlook.  Overall, for the first quarter of fiscal year 2018, net warehouse sales increased 4.1% when compared to the same three month period in fiscal year 2017. Finally, we believe that online sales constitute a significant opportunity to grow sales in the future.

One of the distinguishing features of the warehouse club format is the role membership plays, both in terms of pricing and member loyalty.  Membership fees are considered a component of overall gross margin and therefore allow us to reduce merchandise prices.  In most of our markets, the annual membership fee is the equivalent of U.S. $35 for both business members and non-business “Diamond” members.  In Colombia, the membership fee was 65,000 (COP) (including VAT) since our initial entrance into the Colombian market.  The Colombian peso (COP) was trading at approximately 2,000 COP to $1.00 US dollar at that time.  More recently, the Colombian peso has been trading at approximately 3,000 COP to $1.00 US dollar so that the converted membership price in U.S. dollars decreased from approximately U.S. $30 to approximately U.S. $20.  In February 2017, we raised the membership fee in Colombia to 75,000 COP moving the converted membership price to approximately U.S. $25.  In addition to the standard warehouse club membership, we have offered in Costa Rica what we call Platinum membership since 2012 for $75.  A Platinum membership earns a 2% rebate on annual purchases up to a maximum $500 rebate per year. In September, fiscal year 2018, we introduced the Platinum membership in Panama, and in October, fiscal year 2018, we introduced the Platinum membership in the Dominican Republic.

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, a significant portion of which we receive at our Miami distribution centers.  In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This new distribution facility has increased our ability to efficiently receive, handle and distribute merchandise. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets. Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are investing in regional distribution centers.  We recently entered into a long-term lease for a 107,640 square foot distribution center in Costa Rica. We expect to begin operating this distribution center during the fourth quarter of fiscal year 2018.  In August of fiscal year 2017, we entered into a long-term lease for a 52,463 square foot distribution center in Panama that we occupied in September 2017.  We expect that both these new distribution centers will improve the merchandise flow and in-stock conditions in our warehouse clubs, reduce merchandise costs and facilitate online sales to our members.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find.  While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property.  Excess land at Alajuela (Costa Rica) and Brisas (Panama) is being developed by joint ventures formed by us and the sellers of the property.  We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us.  The profitable sale or development of excess real estate not required to operate a warehouse club is highly dependent on real estate market conditions.

We are currently engaged in the selection of a new global enterprise resource planning system (ERP) and evaluating other technology-related investments with the long-term objective of offering our members a seamless multi-channel experience. To oversee our efforts to identify and adopt new technologies that can help us better serve our members, our Board of Directors has approved a new committee of the Board, the Innovation Committee.  The committee members include Board Chairman Robert Price as Chairman of the committee, our CEO Jose Luis Laparte and two other members of our Board.  The Board of Directors has designated an incremental $3.0 to $5.0 million of technology-related spending for fiscal year 2018 for evaluation and selection of the ERP vendor and to fund a newly established team to direct our technology investment and preopening spending to develop a new online business that we hope to launch during the summer of 2018. Substantially all of this spending for fiscal year 2018 will be recorded as expenses on the statement of income that will impact earnings during the fiscal year as we pursue these long-term initiatives, which will likely require further investments beyond the current fiscal year.

Financial highlights for the first quarter of fiscal year 2018 included:

•

Net warehouse club sales increased 4.1% over the comparable prior-year period.  We ended the quarter with 40 warehouse clubs compared to 39 warehouse clubs at the end of the first quarter of fiscal year 2017.

•

Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended December 3, 2017 increased 2.2%, impacted by the opening of our Santa Ana, Costa Rica warehouse club in October.

•	Membership income for the first quarter of fiscal year 2018 increased 5.7% to $12.4 million over the comparable prior-year period.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) increased 0.5% over the comparable prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.5%, a decrease of 51 basis points (0.51%) from the same period last year.

•	Operating income for the first quarter of fiscal year 2018 was $33.2 million, compared to $38.4 million in the first quarter of fiscal year 2017.
•	We recorded a $278,000 net currency gain from currency transactions in the current quarter compared to a $928,000 net loss in the same period last year.
•	The effective tax rate for the first quarter of fiscal year 2018 was 31.0%, as compared to the effective tax rate for the first quarter of fiscal year 2017 of 31.5%.
•	Net income for the first quarter of fiscal year 2018 was $22.5 million, or $0.74 per diluted share, compared to $24.9 million, or $0.82 per diluted share, in the comparable prior-year period.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2017 with the three-month period ended on November 30, 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three months ended November 30, 2017 and 2016.

	Three Months Ended

	November 30, 2017				November 30, 2016

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$443,667	59.5%	$13,495	3.1%	$430,172	60.1%
Caribbean	211,439	28.4%	7,534	3.7%	203,905	28.5%
Colombia	90,295	12.1%	8,293	10.1%	82,002	11.4%
Net warehouse club sales	$745,401	100.0%	$29,322	4.1%	$716,079	100.0%

Comparison of Three Months Ended November 30, 2017 and 2016

Overall net warehouse sales growth of 4.1% for the first quarter resulted from a  4.6% increase in transactions and a 0.5% decrease in average ticket.

Net warehouse sales in our Central America segment increased 3.1% for the first quarter of fiscal year 2018, with the addition of the Santa Ana warehouse club which opened in October contributing to an overall positive sales growth in Costa Rica.  Panama sales were essentially flat, but all other Central American countries recorded positive growth in warehouse sales for the three-month period.

Our Caribbean segment showed improvement in sales growth from the past few quarters.  While Trinidad, our largest market in the segment, was essentially flat, this was an improvement from negative sales growth experienced in each of the prior four quarters. All other countries in the segment recorded positive sales growth, including Barbados which, like Trinidad, had negative sales growth in each of the previous four quarters.  Sales in the Company’s USVI warehouse club grew 15.3% for the quarter.  Despite significant business interruption in September due to the hurricanes that hit the island, the return to normal operations in October and November resulted in strong sales as some other retailers in the market have not recovered.

Net warehouse sales in our Colombia segment experienced growth of 10.1% for the three-month period compared to a year ago.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past 15 months, we have seen continued sales growth in all of our warehouse clubs in Colombia. Transaction growth of 11.7% accounted for all of the sales increase.  Year on year currency changes did not have any material impact on the U.S. dollar reported growth.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 ½  calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse club opened in Colombia in September 2016 were not used in the calculation of comparable sales until November 2017. Sales related to the warehouse opened in Costa Rica in October 2017 will not be used in the calculation of comparable sales until December 2018.

The following tables indicate comparable net warehouse club sales in the reportable segments in which we operate, and the percentage growth in net warehouse club sales by segment during fiscal years 2017 and 2016.

	Three Months Ended
	November 30, 2017	November 30, 2016
	% Increase/(decrease) in comparable net warehouse sales	% Increase/(decrease) in comparable net warehouse sales
Central America	(0.1)%	0.7%
Caribbean	3.3%	(2.8)%
Colombia	11.3%	4.3%
Consolidated segments	2.2%	—%

Comparison of Three Months Ended November 30, 2017 and 2016

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended December 3, 2017 grew 2.2%.

Central America  comparable warehouse club sales were impacted by the opening of the Company’s seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales.  We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the comparable warehouse club sales for the Central America segment by 150 basis points (1.50%) for the period.  New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently.

The Caribbean segment experienced positive comparable warehouse sales on improving conditions in all markets compared to the past few quarters, aided by strong growth in USVI.

The calculation of comparable warehouse club sales in Colombia included the Chia warehouse club for five weeks in the 13-week period ending December 3, 2017.

Membership Income

	Three Months Ended
	November 30,				November 30,
	2017				2016
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$7,694	$381	5.2%	1.7%	$7,313
Membership income - Caribbean	3,018	65	2.2	1.4	2,953
Membership income - Colombia	1,663	219	15.2	1.8	1,444
Membership income - Total	$12,375	$665	5.7%	1.7%	$11,710

Number of accounts - Central America	831,906	24,572	3.0%		807,334
Number of accounts - Caribbean	393,397	1,338	0.3		392,059
Number of accounts - Colombia	318,680	18,395	6.1		300,285
Number of accounts - Total	1,543,983	44,305	3.0%		1,499,678

Comparison of Three Months Ended November 30, 2017 and 2016

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts for which income is recognized during the last twelve months. The average number of member accounts during the first quarter of fiscal year 2018 was 2.7% higher than during the same period a year ago. The income recognized per average member account increased 2.9%. In February 2017, we increased the annual membership fee in Colombia by 15.4% to COP 75,000, which had the effect of increasing the membership income per average membership account in Colombia by 9.0% in the quarter compared to the first quarter of last year.

The Company had a net increase of 44,305 membership accounts over the past 12 months.  Membership accounts in Colombia increased 18,395 on improving renewal rates and continued new membership sign-ups, mostly associated with the Chia warehouse club.  The Company’s twelve-month renewal rate for the period ended November 30, 2017 was 85%, which is the same as the rate for the twelve-month period ended August 31, 2017.  Excluding Colombia, the twelve-month renewal rate was 87% as of November 30, 2017.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2017	November 30, 2016	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net warehouse club sales
Net warehouse club sales	$745,401	$716,079	$29,322
Warehouse club sales gross margin	$108,165	$107,589	$576
Warehouse club gross margin percentage	14.5%	15.0%	(0.5)%

Revenues
Total revenues	$767,072	$739,572	$27,500
Percentage change from comparable period			3.7%

Comparable warehouse club sales
Total comparable warehouse club sales increase (decrease)	2.2%	—%	2.2%

Gross margin
Total gross margin	$122,087	$120,901	$1,186
Gross margin percentage to total revenues	15.9%	16.3%	(0.4)%

Selling, general and administrative
Selling, general and administrative	$88,921	$82,522	$6,399
Selling, general and administrative percentage of total revenues	11.6%	11.2%	0.4%

Operating income- by segment
Operating income - Central America	$31,942	$33,504	$(1,562)
Operating income - Caribbean	$11,470	$12,214	$(744)
Operating income - Colombia	$2,145	$913	$1,232
Operating Income - United States	$3,739	$7,597	$(3,858)
Reconciling Items (1)	$(16,130)	$(15,849)	$(281)
Operating income - Total	$33,166	$38,379	$(5,213)
Operating income as a percentage of total revenues	4.3%	5.2%	(0.9)%

Warehouse clubs
Warehouse clubs at period end	40	39	1
Warehouse club square feet at period end (2)	1,998	1,940	58

(1)

Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

(2)	Warehouse club square feet at period end has been updated to reflect sales floor square feet vs. total building square feet to align with industry standards.

Comparison of Three Months Ended November 30, 2017 and 2016

On a consolidated basis, warehouse club gross margins as a percent of net warehouse sales were generally in line with the past three fiscal quarters at 14.5%, although 51 basis points (0.51%) below the first quarter of fiscal year 2017 which was unusually high at 15.0%.  Exit costs associated with our leased distribution facility in Miami and merchandise labeling activity reduced consolidated margins by 8 basis points compared to a year ago, and warehouse club margins were lower in the Central America and Caribbean segments by 31 basis points (0.31%) and 26 basis points (0.26%), respectively, largely from pricing actions to drive sales.  Colombia’s margins increased 62 basis points (0.62%).

Selling, general, and administrative expenses consist of warehouse club operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets.  In total, selling, general and administrative expenses increased $6.4 million to 11.6% of sales compared to 11.2% of sales in the first quarter of fiscal year 2017.  Warehouse club operations expense was 9.3% of sales compared 9.1% a year ago.  The added cost of the new warehouse club in Santa Ana, Costa Rica added approximately 10 basis points, and hurricane-related costs, including support payments made to our employees in our St. Thomas, USVI club added another 5 basis points. Colombia continued to see a positive trend with a 46 basis point (0.46%) improvement in warehouse club operations expense as a percent of sales compared to same three months in fiscal year 2017.  General and administrative expenses grew 12.1% from the first quarter of fiscal year 2017 and 4% sequentially from the prior quarter.  The Company continues to grow our buying staff and is now increasingly investing in efforts to evaluate and develop technologies to create a seamless omni-channel experience for our members in the future with expected $3.0 million to $5.0 million spending for the current fiscal year, of which, $735,000 was spent in the first quarter.  Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses and during the first three months of fiscal year 2018 included preopening expenses for Santa Ana, Costa Rica. Preopening expenses for the same three months of fiscal year 2017 included the preopening expenses for Chia, Colombia.

Operating income decreased to $33.2 million for the three months ended November 30, 2017 compared to $38.4 million for the same period last year on lower merchandise margins as a percent of sales and higher expenses particularly those related to the addition of a new warehouse club and increased corporate-level general and administrative expenses.  Higher net warehouse sales and membership income and increased warehouse club gross margins resulted in a $1.2 million increase in operating profit in Colombia compared to a year ago, while operating profit decreased in other segments on lower merchandise margins, along with new club expenses (Central America), hurricane related costs (Caribbean) and higher corporate spending (United States).    Operating profit was also adversely impacted by exit costs associated with our leased facility in Miami (which were recorded to warehouse club costs of goods sold) and a higher level of merchandise labeling activity due to the volume of shipments flowing through Miami to support the upcoming holiday season.

Interest Expense

	Three Months Ended
	November 30,		November 30,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,191	$(228)	$1,419
Interest expense related to hedging activity	322	(101)	423
Less: Capitalized interest	258	70	188
Net interest expense	$1,255	$(399)	$1,654

Comparison of Three Months Ended November 30, 2017 and 2016

Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club and distribution center expansions, the capital requirements of warehouse club operations and ongoing working capital requirements.

 Interest expense on loans decreased year-on-year.  An increase year-on-year in long-term debt of approximately $14.1 million, primarily to finance the acquisition of the distribution center in Miami, Florida and an additional loan within our Trinidad subsidiary as part efforts to improve liquidity, were offset by decreases in the payments on various loans held by our subsidiaries. Additionally, interest expense related to hedging activity decreased in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 due to the pay-off of the various loans held by our subsidiaries that were hedged.  Additionally, an increase in capitalized interest in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 resulted from higher levels of construction activities.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	November 30,			November 30,
	2017			2016
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$278	$1,206	130.0%	$(928)

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

Comparison of Three Months Ended November 30, 2017 and 2016

For the three-month period, we had a net gain associated with foreign currency transactions. These gains resulted from the revaluation of net U.S. dollar assets in markets where the local functional currency devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  In particular, in Costa Rica and the Dominican Republic, we experienced strengthening of the local currencies relative to the U.S. Dollar.  These benefits were offset in part by higher transaction costs we continue to incur associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. For so long as that situation continues in Trinidad, we plan to take that additional cost into consideration in our pricing model and will limit our shipments from the U.S. to Trinidad to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	November 30,		November 30,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$10,464	$11	$10,453
Net deferred tax provision (benefit)	(349)	(1,333)	984
Provision for income taxes	$10,115	$(1,322)	$11,437
Effective tax rate	31.0%		31.5%

Comparison of Three Months Ended November 30, 2017 and 2016

For the three months ended November 30, 2017, the effective tax rate was 31.0%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

1.

An intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia resulted in a favorable year-on-year impact on the effective tax rate of 0.8% due to the reductions to taxable income in the U.S. and a resulting increase in taxable income in our Colombia subsidiary. This income did not generate income tax expense in Colombia because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect that the favorable impact of this transaction on the consolidated Company’s effective tax rate will decrease over the next several quarters.

2.

The comparably favorable impact of 0.3% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; and

3.	The unfavorable impact of 0.7% in the current period from the effect of changes in foreign currency value.

Other Comprehensive Income (Loss)

	Three Months Ended
	November 30,			November 30,
	2017			2016
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$(1,409)	$8,972	(86.4)%	$(10,381)

Comparison of Three Months Ended November 30, 2017 and 2016

Our other comprehensive loss of approximately $1.4 million for the first quarter of fiscal year 2018 resulted primarily from comprehensive loss of approximately $2.2 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive income of approximately $587,000 related to unrealized gains on changes in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including investments in merchandise inventories, acquisition of land and construction of new warehouse clubs and distribution centers, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  Our primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations and bank borrowings.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements.  We may obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

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

	November 30,	August 31,
	2017	2017
Cash and cash equivalents held by foreign subsidiaries	$130,648	$139,270
Cash and cash equivalents held domestically	1,894	26,442
Total cash and cash equivalents	$132,542	$165,712

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first three months of fiscal year 2018, we experienced this situation in Trinidad.  We are working with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past three months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we were importing for the holiday shopping season.  As of November 30, 2017, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $12.1 million, an increase of $16.1 million from August 31, 2017 when our Trinidad subsidiary had a  net U.S. dollar denominated asset position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
	2017	2016
Net cash provided by (used in) operating activities	$(10,163)	$2,115
Net cash provided by (used in) investing activities	(19,732)	(17,365)
Net cash provided by (used in) financing activities	(5,296)	(7,162)
Effect of exchange rates	2,021	(1,650)
Net increase (decrease) in cash and cash equivalents	$(33,170)	$(24,062)

Our net cash provided by (used in) operating activities for the three months ended November 30, 2017 and 2016 is summarized below:

	Three Months Ended		Increase/
	November 30,	November 30,	(Decrease)
	2017	2016	2017 to 2016
Net income	$22,490	$24,869	$(2,379)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	12,237	11,117	1,120
(Gain) loss on sale of property and equipment	159	407	(248)
Deferred income taxes	(349)	984	(1,333)
Stock-based compensation expenses	2,461	2,442	19
Other non-cash operating activities	(16)	—	(16)
Net non-cash related expenses	$14,492	$14,950	$(458)
Net income from operating activities reconciled for non-cash operating activities	36,982	39,819	(2,837)
Changes in operating assets and liabilities not including merchandise inventories	14,322	6,378	7,944
Changes in merchandise inventories	(61,467)	(44,082)	(17,385)
Net cash provided by (used in) operating activities	$(10,163)	$2,115	$(12,278)

Net income from operating activities reconciled for non-cash operating activities decreased approximately $2.8 million for the three months ended November 30, 2017 over the same period last year, resulting from a year-on-year decrease in net income of approximately $2.4 million in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 and a decrease in deferred income taxes of $1.3 million quarter-over quarter, due to the improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized.  These decreases were offset by an increase in depreciation expense of approximately $1.1 million in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 due to new warehouse club construction and the continued ongoing capital improvements to existing warehouse clubs. In addition to the decrease in net income from operating activities reconciled for non-cash operating activities there was a net cash usage of $9.4 million primarily related to a higher growth in merchandise inventories during the current three month period compared to the same period a year ago. The Company partially offset this increased inventory with an increase in accounts payable as of November 30, 2017 compared to November 30, 2016 of approximately $8.5 million.

Our use of cash in investing activities for the three months ended November 30, 2017 and 2016 is summarized below:

	Three Months Ended		Increase/
	November 30,	November 30,	(Decrease)
	2017	2016	2017 to 2016
Cash used for additions of property and equipment:
Deposits for land purchase option agreements	$—	$500	$(500)
Warehouse club and distribution center expansion, construction and land improvements	6,283	1,189	5,094
Acquisition of fixtures and equipment	13,469	15,784	(2,315)
Proceeds from disposals of property and equipment	(20)	(108)	88
Net cash flows used by (provided in) investing activities	$19,732	$17,365	$2,367

Net cash used in investing activities increased in the first three months of fiscal year 2018 compared to the first three months of fiscal year 2017 by approximately $2.4 million.  This was primarily due to an increase  in cash expenditures for construction activities for a warehouse club in Santa Ana, Costa Rica that opened in September 2017 and construction activities for a warehouse club in Santo Domingo, Dominican Republic that is anticipated to open in the spring of 2018. Continued investments in warehouse club expansion activities related to warehouse expansions in Guatemala, Honduras, El Salvador, Trinidad and Jamaica during the first three months of fiscal year 2018 also increased period-over-period investing activities.

As of November 30, 2017, we had commitments for capital expenditures for new warehouse club construction for approximately $7.9 million related to our building of a warehouse club in Santo Domingo, Dominican Republic.  We expect to spend between $125.0 million and $140.0 million in capital expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion projects on existing warehouse clubs and land acquisitions during fiscal year 2018.  Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements within our subsidiaries that have not been recorded as commitments, for which we have recorded deposits of approximately $600,000.  The land purchase option agreements can generally be canceled at our sole options with the deposits being fully refundable until all permits are issued.  We also entered into a land lease option in one of our markets, for which no deposits have been made. We do not have a timetable of when or if we will exercise these land purchase/lease options due to the uncertainty related to the completion of our due diligence reviews.  Our due diligence reviews include evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site.  If all of these purchase option agreements are exercised, the cash use for the acquisition of land would be approximately $20.8 million.  We may enter into additional land purchase option agreements in the future.

In January 2017, we finalized our acquisition of a distribution center in Medley, Miami-Dade County, Florida, for a total purchase price of approximately $46.0 million, and we transferred our Miami dry distribution center activities previously located in our leased facilities to this location.  This was completed during the third quarter of fiscal year 2017. The Company has terminated and intends to continue to terminate leases with respect to portions of the existing leased Miami distribution facilities or enter into sublease agreements for portions of the leased facilities.

Net cash (used in) provided by financing activities for the three months ended November 30, 2017 and 2016 is summarized below:

	Three Months Ended		Increase/
	November 30,	November 30,	(Decrease)
	2017	2016	2017 to 2016
New bank loans offset by regularly scheduled payments on existing bank loans (loan activities)	$(7,554)	$(3,688)	$(3,866)
New short-term bank loans, offset by payments	2,258	(3,474)	5,732
Net cash provided by (used in) financing activities	$(5,296)	$(7,162)	$1,866

Net cash from long-term and short-term loan activities increased approximately $1.9 million during the first three months of fiscal year 2018 over the first three months of fiscal year 2017.  This increase in cash primarily resulted from a period-over-period increase in cash from short-term loans, offset by an increase in loan payments of approximately $3.9 million primarily resulting from an early loan payment of approximately $3.0 million within our Trinidad subsidiary.

The following table summarizes the dividends declared and paid during fiscal year 2017. No dividends have been declared or paid during the first three months of fiscal year 2018.

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

Financing Activities

In August 2017, the Company’s Panama subsidiary paid off its outstanding loan balance of U.S. $13.3 million under a loan agreement entered into with Scotiabank. The Company’s subsidiary also settled the interest rate swap that it had entered into with Scotiabank related to this loan.

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a U.S. $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017.

On January 27, 2017, the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A.  (“Union Bank”). The loan establishes a credit facility of up to 75% LTV of the acquired property at a variable interest rate of 30-day LIBOR plus 1.7% for a ten-year term, with monthly principal and interest payments, maturing in 2027. The monthly principal and interest payments begin in April 2019.  An initial loan amount of $35.7 million was funded on January 27, 2017.  The

Company entered into an interest rate hedge on November 7, 2016 with Union Bank for $35.7 million, the notional amount.  The Company will receive variable 30-day LIBOR plus 1.7% and pay fixed (3.65%), with an effective date of March 1, 2017 and maturity date of March 1, 2027.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2017:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	Settled on October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
(1)	The initial notional amount and fixed rate were modified effective January 2017.

We measure the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.  We have designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and have accounted for them under hedge accounting rules.  Derivatives listed on the table above were designated as cash flow hedging instruments.

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		November 30, 2017			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,514	(938)	1,576	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	764	(272)	492	—	—	—
Interest rate swaps	Other long-term liabilities	(4)	(3)	(7)	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(342)	114	(228)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$2,932	$(1,099)	$1,833	$1,865	$(735)	$1,130

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of November 30, 2017:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 13, 2017 - December 6, 2017
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 17, 2017 - December 13, 2017
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 18, 2017 - December 20, 2017
Colombia	Oct-17	Citibank, N.A.	Forward foreign exchange contracts (USD)	1,000	Dec-17	October 19, 2017 - December 27, 2017

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2017		August 31, 2017
Non-deliverable forward foreign exchange contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current assets	$71	Other current assets	$—
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	—
Net fair value of non-deliverable forward foreign exchange contracts designated as hedging instruments that do not qualify for hedge accounting(1)		$71		$—

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

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2017	$69,000	$2,483	$562	$65,955	4.3%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of November 30, 2017 and August 31, 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of November 30, 2017 and August 31, 2017, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the three months ended November 30, 2017:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Repayments of long-term debt	—	(3,000)	(3,000)
Regularly scheduled loan payments	(225)	(4,554)	(4,779)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	124	(45)	79
Balances as of November 30, 2017	$18,257	$80,340	$98,597	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $121.0 million. No cash assets were assigned as collateral for these loans.

As of November 30, 2017, the Company had approximately $82.8 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2017, the Company was in compliance with all covenants or amended covenants.

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

We did not repurchase any shares during the first three months of fiscal years 2017 and 2016.

Three Months Ended
	November 30,	November 30,
	2017	2016
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first three months of fiscal years 2018 and 2017.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of November 30, 2017, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on November 30, 2017 and August 31, 2017.  During the first quarter of fiscal year 2015, one of the Company’s subsidiaries received assessments claiming $2.7 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received assessments totaling $5.5 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of November 30, 2017, in one country the government has alleged there is not a clearly defined process to allow the tax authorities to refund VAT receivables. As of August 31, 2016, there were three countries that lacked a clearly defined process; however, during the third and fourth quarters of fiscal year 2017, two of these countries clarified the refund mechanism, which we are currently pursuing. The Company, together with its tax and legal advisers, is currently seeking clarification in court in the country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $1.3 million and $1.2 million as of November 30, 2017 and August 31, 2017, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have challenged in court) do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of November 30, 2017 and August 31, 2017, the Company had deferred tax assets of approximately $2.0 million in this country.  Also, the Company had an income tax receivable balance of $5.3 million and $4.3 million as of November 30, 2017 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 to 2017. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in our refund requests, related appeals and/or court challenge on this matter.

The Company’s policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•

Short-term VAT and Income tax receivables, recorded as Other current assets: This classification is used for any countries where the Company’s subsidiary has generally demonstrated the ability to recover the VAT or income tax receivable within one year. The Company also classify as short-term any approved refunds or credit notes to the extent that the Company expect to receive the refund or use the credit notes within one year.

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets:  This classification is used for amounts not approved for refund or credit in countries where the Company’s subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when the Company do not expect to eventually prevail in its recovery. The Company does not currently have any allowances provided against VAT and income tax receivables.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at November 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $1.1 million since August 31, 2017, primarily due to the fluctuations in interest rates, fluctuations in exchange rates for the currencies that are being hedged, and changes in the scheduled maturities of the underlying instruments during the three months ended November 30, 2017. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $2.0 million net loss for the three months ended November 30, 2017 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the three months ending November 30, 2017 and 2016 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2017	2016
Currency gain (loss)	$278	$(928)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first three months of fiscal year 2018, we experienced this situation in Trinidad.  We are working with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past three months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we were importing for the holiday shopping season.  As of November 30, 2017, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $12.1 million, an increase of $16.1 million from August 31, 2017 when our Trinidad subsidiary had a  net U.S. dollar denominated asset position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017.  There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com.  On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders, as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC).  The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549.  For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2017 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(1)	Amended and Restated Bylaws of the Company.
10.1*	Amendment to 2013 Equity Incentive Award Plan of PriceSmart, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	January 4, 2018	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	January 4, 2018	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)