Form 10-Q
period 2018-02-28
PRICESMART INC
filed 2018-04-05
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

The registrant had 30,418,544 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2018.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of February 28, 2018 and the consolidated balance sheet as of August 31, 2017, the unaudited consolidated statements of income for the three and six months ended February 28, 2018 and 2017, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2018 and 2017, the unaudited consolidated statements of equity for the six months ended February 28, 2018 and 2017, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2018 and 2017, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28,
	2018	August 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$152,132	$162,434
Short-term restricted cash	365	460
Receivables, net of allowance for doubtful accounts of $0 and $7 as of February 28, 2018 and August 31, 2017, respectively	8,194	6,460
Merchandise inventories	314,811	310,946
Prepaid expenses and other current assets	30,115	30,070
Total current assets	505,617	510,370
Long-term restricted cash	3,114	2,818
Property and equipment, net	580,117	557,829
Goodwill	35,473	35,642
Deferred tax assets	10,449	15,412
Other non-current assets (includes $4,030 and $2,547 as of February 28, 2018 and August 31, 2017, respectively, for the fair value of derivative instruments)	46,168	44,678
Investment in unconsolidated affiliates	10,786	10,765
Total Assets	$1,191,724	$1,177,514
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$253,579	$272,248
Accrued salaries and benefits	18,682	19,151
Deferred membership income	24,255	22,100
Income taxes payable	8,839	5,044
Other accrued expenses	26,449	26,483
Dividends payable	10,652	—
Long-term debt, current portion	14,160	18,358
Total current liabilities	356,616	363,384
Deferred tax liability	1,800	1,812
Long-term portion of deferred rent	9,014	8,914
Long-term income taxes payable, net of current portion	4,147	909
Long-term debt, net of current portion	82,512	87,939
Other long-term liabilities (includes $670 and $682 for the fair value of derivative instruments and $5,688 and $5,051 for post-employment plans as of February 28, 2018 and August 31, 2017, respectively)	6,401	5,789
Total Liabilities	460,490	468,747

Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,310,880 and 31,275,727 shares issued and 30,414,382 and 30,400,742 shares outstanding (net of treasury shares) as of February 28, 2018 and August 31, 2017, respectively	3	3
Additional paid-in capital	427,545	422,395
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(106,250)	(110,059)
Retained earnings	436,207	420,866
Less: treasury stock at cost, 896,498 and 874,985 shares as of February 28, 2018 and August 31, 2017, respectively	(37,757)	(35,924)
Total Equity	731,234	708,767
Total Liabilities and Equity	$1,191,724	$1,177,514

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Revenues:
Net warehouse club sales	$816,573	$772,273	$1,561,974	$1,488,352
Export sales	9,138	8,172	17,285	18,906
Membership income	12,703	11,833	25,078	23,543
Other income	1,149	1,018	2,298	2,067
Total revenues	839,563	793,296	1,606,635	1,532,868
Operating expenses:
Cost of goods sold:
Net warehouse club	699,355	659,802	1,336,591	1,268,292
Export	8,685	7,761	16,434	17,942
Selling, general and administrative:
Warehouse club operations	71,951	67,784	141,453	133,210
General and administrative	20,258	18,212	39,088	35,014
Pre-opening expenses	81	—	511	(113)
Asset impairment	1,929	—	1,929	—
Loss/(gain) on disposal of assets	40	335	199	742
Total operating expenses	802,299	753,894	1,536,205	1,455,087
Operating income	37,264	39,402	70,430	77,781
Other income (expense):
Interest income	368	549	768	1,051
Interest expense	(992)	(1,644)	(2,247)	(3,298)
Other income (expense), net	210	915	488	(13)
Total other income (expense)	(414)	(180)	(991)	(2,260)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	36,850	39,222	69,439	75,521
Provision for income taxes	(22,707)	(11,989)	(32,822)	(23,426)
Income (loss) of unconsolidated affiliates	5	(14)	21	(7)
Net income	$14,148	$27,219	$36,638	$52,088
Net income per share available for distribution:
Basic net income per share	$0.47	$0.90	$1.21	$1.72
Diluted net income per share	$0.47	$0.90	$1.21	$1.72
Shares used in per share computations:
Basic	30,100	30,004	30,089	29,993
Diluted	30,100	30,008	30,090	29,997
Dividends per share	$0.70	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Net income	$14,148	$27,219	$36,638	$52,088
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$4,339	$9,237	$2,313	$(1,629)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	29	(7)	59	(14)
Total defined benefit pension plan	29	(7)	59	(14)
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	850	291	1,437	783
Total derivative instruments	850	291	1,437	783
Other comprehensive income (loss)	5,218	9,521	3,809	(860)
Comprehensive income	$19,366	$36,740	$40,447	$51,228

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated
			Additional	From	Other
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	Equity
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071
Purchase of treasury stock	—	—	—	—	—	—	24	(1,941)	(1,941)
Issuance of restricted stock award	23	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	229	—	—	—	—	—	229
Stock-based compensation	—	—	5,178	213	—	—	—	—	5,391
Dividend paid to stockholders	—	—	—	—	—	(10,641)	—	—	(10,641)
Dividend payable to stockholders	—	—	—	—	—	(10,643)	—	—	(10,643)
Net income	—	—	—	—	—	52,088	—	—	52,088
Other comprehensive income (loss)	—	—	—	—	(860)	—	—	—	(860)
Balance at February 28, 2017	31,264	$3	$417,776	$11,534	$(104,811)	$381,864	860	$(34,672)	$671,694

Balance at August 31, 2017	31,276	$3	$422,395	$11,486	$(110,059)	$420,866	875	$(35,924)	$708,767
Purchase of treasury stock	—	—	—	—	—	—	21	(1,833)	(1,833)
Issuance of restricted stock award	38	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269
Stock-based compensation	—	—	4,881	—	—	—	—	—	4,881
Dividend paid to stockholders	—	—	—	—	—	(10,645)	—	—	(10,645)
Dividend payable to stockholders	—	—	—	—	—	(10,652)	—	—	(10,652)
Net income	—	—	—	—	—	36,638	—	—	36,638
Other comprehensive income (loss)	—	—	—	—	3,809	—	—	—	3,809
Balance at February 28, 2018	31,311	$3	$427,545	$11,486	$(106,250)	$436,207	896	$(37,757)	$731,234

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28,	February 28,
	2018	2017
Operating Activities:
Net income	$36,638	$52,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,812	22,562
Allowance for doubtful accounts	(7)	—
Asset impairment and closure costs	1,929	—
(Gain)/loss on sale of property and equipment	199	742
Deferred income taxes	6,668	(1,412)
Equity in (gains) losses of unconsolidated affiliates	(21)	7
Stock-based compensation	4,881	5,178
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	5,914	717
Merchandise inventories	(3,865)	(14,077)
Accounts payable	(18,069)	(817)
Net cash provided by (used in) operating activities	59,079	64,988
Investing Activities:
Additions to property and equipment	(46,233)	(87,020)
Deposits for land purchase option agreements	—	(300)
Proceeds from disposal of property and equipment	54	181
Net cash provided by (used in) investing activities	(46,179)	(87,139)
Financing Activities:
Proceeds from long-term bank borrowings	13,500	35,700
Repayment of long-term bank borrowings	(23,150)	(7,231)
Proceeds from short-term bank borrowings	57,248	—
Repayment of short-term bank borrowings	(57,248)	(10,011)
Cash dividend payments	(10,645)	(10,641)
Purchase of treasury stock for tax withholding on stock compensation	(1,833)	(1,941)
Proceeds from exercise of stock options	269	229
Net cash provided by (used in) financing activities	(21,859)	6,105
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,142)	(1,155)
Net increase (decrease) in cash, cash equivalents	(10,101)	(17,201)
Cash, cash equivalents and restricted cash at beginning of period	165,712	202,716
Cash, cash equivalents and restricted cash at end of period	$155,611	$185,515

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,652	$10,643

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28,	February 28,
	2018	2017
Cash and cash equivalents	$152,132	$181,990
Short-term restricted cash	365	816
Long-term restricted cash	3,114	2,709
Total cash and cash equivalents, and restricted cash shown in the statement of cash flows	$155,611	$185,515

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2018

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 28, 2018, the Company had 40 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;  five in Panama; four in Trinidad; three each in Guatemala, the Dominican Republic and Honduras;  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven.  In June 2017, the Company acquired land in Santo Domingo, Dominican Republic. The Company is currently building a warehouse club on this site and expects to open in May of 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four.

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

Accounting for policy election to recognize forfeitures as they occur – The Company made a policy election to recognize forfeitures as they occur. Accordingly, the Company applied the modified retrospective transition method, with a cumulative-effect adjustment to prior-year (August 31, 2017) retained earnings. Therefore, the Company recorded an increase to prior-year retained earnings and a decrease to additional paid-in capital of $367,000 in each case. The table below summarizes the change to the prior year balance sheet (in thousands):

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presentation of excess tax benefits and employee taxes paid on the statement of cash flows

•

According to ASU 2016-09, the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation should be classified as a financing activity on the statement of cash flows, and the full retrospective transition method should be applied. The Company already classifies cash paid for tax withholdings as a financing activity; thus, the adoption did not change the Company’s classification for this activity. However, the Company has changed the naming convention from “Purchase of treasury stock” to “Purchase of treasury stock for tax withholding on stock compensation” in the statement of cash flows.

•

Furthermore, the new standard requires the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company has adopted this change, retrospectively, which resulted in $213,000 being reclassified from a financing activity to an operating activity for the six months ended February 28, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.  As of February 28, 2018, all of the Company's subsidiaries were wholly owned.  Additionally, the Company's ownership interest in real estate development joint ventures as of February 28, 2018 is listed below:

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

Due to the nature of the joint ventures and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of August 31, 2016, there were three countries that lacked a clearly defined process. During the third and fourth quarters of fiscal year 2017, two of these countries clarified the refund mechanism, which we are currently pursuing. The Company, together with its tax and legal advisers, is currently seeking clarification in court in the remaining country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $633,000 and $1.2 million as of February 28, 2018 and August 31, 2017, respectively.  In another country in which the Company operates warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes. As of February 28, 2018 and August 31, 2017, the Company had deferred tax assets of approximately $2.2 million and $2.0 million in this country, respectively. Also, the Company had an income tax receivable balance of $5.3 million and $4.3 million as of February 28, 2018 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 to 2017. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on these matters.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28,	August 31,
	2018	2017
Prepaid expenses and other current assets	$9,537	$6,650
Other non-current assets	19,880	24,904
Total amount of VAT receivables reported	$29,417	$31,554

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28,	August 31,
	2018	2017
Prepaid expenses and other current assets	$4,096	$6,403
Other non-current assets	15,329	10,492
Total amount of Income tax receivables reported	$19,425	$16,895

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

RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock.  However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding.  Payments of dividend equivalents to employees are recorded as compensation expense.

Exit or Disposal Cost Obligations – In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017. As part of this transaction, the Company has recorded an exit obligation related to the lease of the previous distribution center. The obligation consists of the costs associated with the exit or disposal activity measured initially at its fair value as of May 1, 2017, the date on which the obligation was incurred. These costs are primarily comprised of the costs to terminate the operating lease and other associated costs, including costs to consolidate or close facilities, net of any potential sub-lease income the Company could receive during the remaining lease term. In periods subsequent to initial measurement, changes to the exit obligation, including any changes resulting from a revision to either the timing or the amount of estimated cash flows over the remaining lease period, is measured using the credit-adjusted risk-free rate that was used to measure the initial obligation. During the third quarter of fiscal year 2017, the Company initially recorded an obligation related to this exit activity for approximately $496,000 within other long-term liabilities. The Company’s exit obligation recorded as of August 31, 2017 was approximately $57,000. The Company’s exit obligation recorded as of February 28, 2018 was approximately $43,000.  Exit costs of approximately $1.4 million were recorded to net warehouse club cost of goods sold for the twelve months ended August 31, 2017.  Exit costs of approximately $623,000 were recorded to net warehouse club cost of goods sold for the six months ended February 28, 2018.  Subsequent to the balance sheet date the Company entered into a sub-lease agreement for approximately half of the facility, which will reduce the Company’s expenses going forward.

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2018 and August 31, 2017.

Fair Value Instruments.  The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are limited to less than one year in duration.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 28, 2018 and August 31, 2017.

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

Self-Insurance – As of October 1, 2017, PriceSmart, Inc. became self-insured for its employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $381,000 as of February 28, 2018.

Asset Impairment Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $1.9 million for the three and six months ended February 28, 2018 related to the write off of internally developed software for e-commerce due to the Company’s acquisition of Aeropost, Inc. (see Note 9 – Subsequent Events) and its digital e-commerce platform.

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

The following table summarizes the amounts recorded for the three and six months ended February 28, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Currency gain (loss)	$210	$915	$488	$(13)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 220 ASU 2018-02 - Income Statement—Reporting Comprehensive Income (Topic 220)— Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (“tax reform”), enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax reform. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the tax reform, and (3) information about other income tax effects related to the application of the tax reform that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 715 ASU 2017-09 - Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award.  This ASU provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

FASB ASC 606 ASU 2014-09 - Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance on the recognition of revenue from contracts with customers. The guidance combines the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these contracts. Transition is permitted either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019. The Company is evaluating the impact of the adoption of this guidance on all of its sources of revenue and the resulting effect it will have on the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Adopted

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

Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption allowed. The Company adopted this guidance during the second quarter of fiscal year 2018.  Adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 718 ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued new guidance on stock compensation intended to simplify accounting for share-based payment transactions. The guidance will change accounting for income taxes, forfeitures and minimum statutory tax withholding requirements. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on September 1, 2017.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company early adopted this guidance on December 1, 2017.  Adoption of this guidance did not have an effect on the Company's consolidated financial statements.

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

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Net income	$14,148	$27,219	$36,638	$52,088
Less: Allocation of income to unvested stockholders	—	(345)	(398)	(758)
Net earnings available to common stockholders	$14,148	$26,874	$36,240	$51,330
Basic weighted average shares outstanding	30,100	30,004	30,089	29,993
Add dilutive effect of stock options (two-class method)	—	4	1	4
Diluted average shares outstanding	30,100	30,008	30,090	29,997
Basic net income per share	$0.47	$0.90	$1.21	$1.72
Diluted net income per share	$0.47	$0.90	$1.21	$1.72

NOTE 4 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2018 and 2017 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	N/A	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	8/31/2017	N/A	$0.35

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Six Months Ended February 28, 2018
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments		Total
Beginning balance, September 1, 2017	$(108,539)	$(442)	$(1,078)		$(110,059)
Other comprehensive income (loss)	2,313	59	1,437	(1)	3,809
Ending balance, February 28, 2018	$(106,226)	$(383)	$359		$(106,250)

	Six Months Ended February 28, 2017
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)
Other comprehensive income (loss)	(1,629)	—		783	(1)	(846)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	(2)	—		(14)
Ending balance, February 28, 2017	$(103,871)	$(329)		$(611)		$(104,811)

	Twelve Months Ended August 31, 2017
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2016	$(102,242)	$(315)		$(1,394)		$(103,951)
Other comprehensive income (loss)	(6,297)	(166)		316	(1)	(6,147)
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	(2)	—		39
Ending balance, August 31, 2017	$(108,539)	$(442)		$(1,078)		$(110,059)

(1)	See Note 7 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28,	August 31,
	2018	2017
Retained earnings not available for distribution	$6,708	$6,459

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  There were no material changes in the Company's uncertain income tax positions as of February 28, 2018 and August 31, 2017.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2018 and August 31, 2017, the Company has recorded within other accrued expenses a total of $3.1 million and $3.4 million, respectively, for various non-income tax related tax contingencies.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has not recorded a provision for these assessments. However, the Company had to submit these amounts as advance payments to the government while it appeals.

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of February 28, 2018 and August 31, 2017, the Company had deferred tax assets of approximately $2.2 million and $2.0 million in this country, respectively.  Also, the Company had an income tax receivable balance of $5.3 million and $4.3 million as of February 28, 2018 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 to 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

The Company has not historically provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings have been deemed by the Company to be indefinitely reinvested.  However, subsequent to new United States tax legislation, PriceSmart made a provisional estimate of the one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”) of approximately $13.4 million, which was recorded as an income tax expense in the second quarter of fiscal 2018.  The cash amounts due for the Transition Tax will be offset by foreign tax credits expected to exceed $10.0 million, with the remainder to be paid in equal installments over 8 years.

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended February 28,	Locations(1)
2019	$12,467
2020	11,904
2021	10,607
2022	9,333
2023	9,344
Thereafter	115,579
Total	$169,234	(2)

(1)

Operating lease obligations have been reduced by approximately $818,000 to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $2.8 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, no reduction was considered for the potential sub-lease income the Company could receive during the remaining lease term for unexecuted subleases. However, projected income for any executed sub-leases would be used to reduce the amount reported as minimum lease payments. Potential sub-lease income was considered, however, for the purposes of calculating the exit obligation of $43,000 recorded on the balance sheet as of February 28, 2018.

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  Some portions of the vacated previously leased space were subleased (and subsequently returned to the landlord) while the remainder remains available for sublease.  As part of the agreement to return one of the subleases to the landlord, the Company was required to execute and deliver to the landlord of the leased facility a letter of credit (“LOC”) in the amount of $500,000 which entitles the landlord to draw on the LOC if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of February 28, 2018 and August 31, 2017, the Company had approximately $1.1 million and $7.9 million, respectively, in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits as of February 28, 2018 and August 31, 2017 approximately $600,000.  The land purchase option agreements can be canceled at the sole option of the Company, with the deposits being fully refundable until all permits are issued.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $20.8 million.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 28, 2018 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$296	$7,314	$99	$7,413
Price Plaza Alajuela, S.A.	50%	2,193	1,236	43	3,472	785	4,257
Total		$6,809	$3,638	$339	$10,786	$884	$11,670

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

The Company contracts for distribution center services in Mexico. The contract for this distribution center's services expires on August 31, 2020, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $414,000.

The Company contracts for off-site data recovery services as part of its disaster recovery plan.  The contract for these data recovery services expires on November 30, 2019.  Future minimum service commitments related to this contract are approximately $280,000 and $372,000 for 12-month periods ending February 28, 2019 and for the remaining nine-month period ending November 30, 2019, respectively.

NOTE 6 – DEBT

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2018	$69,000	$—	$527	$68,473	—%
August 31, 2017	$69,000	$—	$966	$68,034	—%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2018 and August 31, 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of February 28, 2018 and August 31, 2017, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in long-term debt for the six months ended February 28, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Proceeds from long-term debt incurred during the period:
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loans by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(1,500)	(3,000)	(4,500)
Regularly scheduled loan payments	(1,731)	(7,556)	(9,287)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	133	(108)	25
Balances as of February 28, 2018	$14,160	$82,512	$96,672	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $118.0 million. No cash assets were assigned as collateral for these loans.

In February 2018, the Company’s Honduras subsidiary refinanced its portfolio of loans with Citibank.  The original notional amount of this portfolio of loans was $13.5 million, which the Company drew down in fiscal 2015.  There was approximately $7.9 million of remaining principal outstanding at the time of the refinancing.  Under the refinancing agreement, the portfolio of loans was combined into one loan and the notional amount of the loan increased back to the original $13.5 million, with the interest rate set at the 90 day LIBOR  rate plus 3.0%. In conjunction with the refinancing of these loans, the Company’s Honduras subsidiary drew down the additional $5.6 million notional amount during February 2018.  In addition, the Company’s Honduras subsidiary entered into a cross-currency interest rate swap with Citibank whereby the Company’s subsidiary will pay Honduras Lempiras at a fixed interest rate of 9.75%.

In January 2018, the Company’s Honduras subsidiary paid off the outstanding principal balance of U.S. $1.5 million on a loan agreement entered into with Scotiabank.

In August 2017, the Company’s Panama subsidiary paid off the outstanding principal balance of U.S. $13.3 million on a loan agreement entered into with Scotiabank. The Company’s subsidiary also settled the interest rate swap that it had entered into with Scotiabank related to this loan.

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017. As of February 28, 2018, Company's Trinidad subsidiary has repaid $4.5 million on this loan in addition of regularly scheduled loan payments.  As of February 28, 2018, the remaining balance on this loan was $3.0 million.

In January 2017, the Company finalized its acquisition of a distribution center in Medley, Miami-Dade County, Florida for a total purchase price of approximately $46.0 million. The Company transferred its Miami distribution center activities previously located in leased facilities to the new distribution center during the third quarter of fiscal year 2017. To finance the acquisition of this property, the Company entered into a 10-year real estate secured loan with MUFG Union Bank, N.A. (“Union Bank”) for $35.7 million in January 2017. This loan has a variable interest rate of 30-day LIBOR plus 1.7%, with monthly principal and interest payments, maturing in 2027. The monthly principal and interest payments begin in April 2019. The Company also entered into an interest rate hedge with Union Bank for $35.7 million, the notional amount. Under the hedge, the Company will receive variable interest equal to 30-day LIBOR plus 1.7% and pay fixed interest at a rate of 3.65%, with an effective date of March 1, 2017 and maturity date of March 1, 2027.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2018, the Company had approximately $84.4 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2018, the Company was in compliance with all covenants or amended covenants.

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

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2018	$14,160
2019	24,804
2020	11,932
2021	4,847
2022	3,472
Thereafter	37,457
Total	$96,672

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

These derivative instruments (cash flow hedging instruments) are designated and qualify as cash flow hedges, with the entire gain or loss on the derivative reported as a component of other comprehensive income (loss).  Amounts are deferred in other comprehensive income (loss) and reclassified into earnings in the same income statement line item that is used to present earnings effect of the hedged item when the hedged item affects earnings.

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

Cash Flow Hedges

As of February 28, 2018, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2018:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month LIBOR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras (2)	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	Refinanced on February 26,2018
Honduras	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.00%	9.75%	29th day of May, August, November and February beginning on May 29, 2018	February 26,2018 - February 24, 2023
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	Settled on October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

(1)	The initial notional amount and fixed rate were modified effective January 2017.
(2)

In February 2018, the Company’s Honduras subsidiary refinanced its portfolio of loans entered into with Citibank.  The original notional amount of this portfolio of loans was $13.5 million, which the Company drew down in fiscal 2015.  There was approximately $7.9 million of remaining principal at the time of the refinancing.  Under the refinancing agreement, the portfolio of loans was combined into one loan and the notional amount of the loan increased back to the original $13.5 million, with the interest rate set at the 90 day LIBOR  rate plus 3.0%. In conjunction with the refinancing of these loans, the Company’s Honduras subsidiary drew down the additional $5.6 million notional amount during February 2018.  As part of the terms, the existing cash flow hedge related to the original loan, was de-designated and incorporated into a new hedging relationship where the Company’s Honduras subsidiary has entered into a cross-currency interest rate swap with Citibank.  Under this new hedge agreement, the Company’s Honduras subsidiary will pay Honduras Lempiras, at a fixed interest rate of 9.75%.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended February 28, 2018 and 2017, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2018	$873	$176	$1,049
Interest expense for the three months ended February 28, 2017	$755	$358	$1,113
Interest expense for the six months ended February 28, 2018	$1,723	$497	$2,220
Interest expense for the six months ended February 28, 2017	$1,504	$782	$2,286

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	February 28,	August 31,
Floating Rate Payer (Swap Counterparty)	2018	2017
Union Bank	$35,700	$35,700
Citibank N.A.	29,625	26,088
Scotiabank	12,124	13,724
Total	$77,449	$75,512

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 28, 2018			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,066	(624)	1,442	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	1,964	(440)	1,524	—	—	—
Interest rate swaps	Other long-term liabilities	—	—	—	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(670)	201	(469)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$3,360	$(863)	$2,497	$1,865	$(735)	$1,130

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2018 and August 31, 2017, the Company had no non-deliverable forward foreign-exchange contracts; therefore, no related assets or liabilities for either the notional value or the market value of such instruments were recorded on the consolidated balance sheet at February 28, 2018 or August 31, 2017.

For the three and six months ended February 28, 2018 and 2017, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
Income Statement Classification	2018	2017	2018	2017
Other income (expense), net	$(27)	$64	$66	$283

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended February 28, 2018
Revenue from external customers	$9,138	$493,905	$234,169	$102,351	$—	$839,563
Intersegment revenues	274,061	—	971	119	(275,151)	—
Depreciation and amortization	1,691	5,886	2,732	2,266	—	12,575
Operating income	1,146	36,673	13,601	3,161	(17,317)	37,264
Net income (loss)	(13,825)	30,124	12,456	2,710	(17,317)	14,148
Capital expenditures, net	584	11,191	9,332	1,024	—	22,131

Six Months Ended February 28, 2018
Revenue from external customers	$17,285	$946,071	$448,811	$194,468	$—	$1,606,635
Intersegment revenues	614,189	—	2,178	317	(616,684)	—
Depreciation and amortization	3,435	11,409	5,409	4,559	—	24,812
Operating income	4,237	69,206	25,225	5,209	(33,447)	70,430
Net income (loss)	(14,390)	57,512	22,926	4,037	(33,447)	36,638
Capital expenditures, net	1,588	22,561	19,629	1,856	—	45,634
Long-lived assets (other than deferred tax assets)	68,597	308,085	136,589	126,914	—	640,185
Goodwill	—	30,926	4,547	—	—	35,473
Total assets	129,623	552,343	320,848	188,910	—	1,191,724

Three Months Ended February 28, 2017
Revenue from external customers	$8,171	$473,994	$219,515	$91,616	$—	$793,296
Intersegment revenues	270,369	—	1,175	12	(271,556)	—
Depreciation and amortization	1,475	5,140	2,531	2,299	—	11,445
Operating income	2,324	37,462	13,611	915	(14,910)	39,402
Net income	4,135	29,636	8,221	137	(14,910)	27,219
Capital expenditures, net	49,792	15,461	2,101	1,045	—	68,399

Six Months Ended February 28, 2017
Revenue from external customers	$18,926	$912,228	$426,537	$175,177	$—	$1,532,868
Intersegment revenues	588,031	—	2,873	22	(590,926)	—
Depreciation and amortization	3,049	10,004	4,989	4,520	—	22,562
Operating income	9,921	70,966	25,825	1,828	(30,759)	77,781
Net income	7,793	55,863	19,082	109	(30,759)	52,088
Capital expenditures, net	52,129	26,217	6,539	1,518	—	86,403
Long-lived assets (other than deferred tax assets)	68,872	288,855	109,353	134,833	—	601,913
Goodwill	—	31,153	4,539	—	—	35,692
Total assets	126,494	538,628	300,983	190,847	—	1,156,952

As of August 31, 2017
Long-lived assets (other than deferred tax assets)	$70,353	$296,915	$122,616	$126,206	$—	$616,090
Goodwill	—	31,118	4,524	—	—	35,642
Total assets	147,650	544,683	303,234	181,947	—	1,177,514

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2018 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Acquisition

On March 15, 2018, the Company acquired Aeropost, Inc., a cross-border logistics and e-commerce provider with presence throughout Latin America and the Caribbean, for total consideration of $30.0 million.  Aeropost brings to PriceSmart a technology and development team, which the Company can leverage to offer new online shopping options for our members.

Financing Transactions

On March 22, 2018, the Company's Panama subsidiary entered into a loan agreement with Scotiabank. The agreement provides for a US $15.0 million loan to be repaid in five years with quarterly interest and principal payments. The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 23, 2018.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the following external and internal risks:

External Risks

•	Natural disasters that might cause damages not covered by insurance;
•	Negative macroeconomic conditions;
•	Volatility in foreign currency exchange rates and limitations on our ability to convert foreign currency to US dollars;
•	Changes in, and inconsistent enforcement of laws and regulations in countries where we operate, including those related to tariffs and taxes;
•	Compliance risks;
•

Crime and security concerns, which can adversely affect the economies of the countries in which we operate and which require us to incur additional costs to provide additional security at our warehouse clubs;

•	Recoverability of moneys owed to PriceSmart from governments in countries where we do business; and
•	The possibility of operational interruptions related to union work stoppages;

Internal Risks:

•	We might not identify or effectively respond to changes in consumer shopping preferences with resulting negative effects on our sales and market share;
•	Significant competition, including from international online retailers;
•	Limitations on the availability of appropriate sites for new warehouse clubs could adversely affect growth;
•	We may experience increased costs, delays or failure in our efforts to integrate our online commerce with our traditional brick and mortar business;
•	Cost increases from product and service providers;
•	Interruption of supply chains, which might adversely impact on our ability to import merchandise;
•	Failure to maintain our brand’s reputation;
•	Exposure to product liability claims and product recalls;
•	Failure to maintain our computer systems and/or disruption in those systems;
•	Delays or cost overruns implementing our new Enterprise Resource Planning system;
•	Any failure to maintain the security of the information we hold relating to our company, our members, employees and suppliers;
•	Failure to attract and retain qualified employees, significant increases in wage and benefit expenses, or changes in labor laws with consequent material adverse effect on our financial performance;
•	Changes in accounting standards affecting management's financial assumptions, projections, estimates and judgments; and
•

a few of our stockholders own approximately 25.3% of our voting stock as of February 28, 2018, which may make it difficult to complete some corporate transactions without their support and may impede a change in control

The risks described above as well as the other risks detailed in the Company’s U.S. Securities and Exchange Commission (“SEC”) reports, including the Company’s Annual Report on Form 10-K filed for the fiscal year ended August 31, 2017 filed on October 26, 2017, pursuant to the Securities Exchange Act of 1934, see “Part I - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2018 and 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of February 28, 2018 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of February 28, 2018 for each country or territory are as follows:

			Anticipated
	Number of	Number of	Additional
	Warehouse Clubs	Warehouse Clubs	Warehouse
	in Operation as of	in Operation as of	Club Openings
Country/Territory	August 31, 2017	February 28, 2018	In Fiscal Year 2018
Colombia	7	7	—
Costa Rica	6	7	—
Panama	5	5	—
Trinidad	4	4	—
Dominican Republic	3	3	1
Guatemala	3	3	—
Honduras	3	3	—
El Salvador	2	2	—
Nicaragua	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Totals	39	40	1

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

We opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven. In June 2017, we acquired land in Santo Domingo, Dominican Republic. We are currently building a warehouse club on this site that we expect to open in May of 2018. This will bring the number of PriceSmart warehouse clubs operating in Dominican Republic to four. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. In the first six months of fiscal year 2018 and during fiscal year 2017, approximately 78% and 77%, respectively, of our net warehouse sales were in currencies other than the U.S. dollar.  Of those sales that were currencies other than the U.S. dollar, approximately 52% were comprised of sales of products we purchased in U.S. dollars. A devaluation of the local currency not only reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  For example, changes in the value of the Colombian peso (“COP”) relative to the U.S. dollar negatively impacted sales and margins in that market during fiscal years 2015 and 2016.  A stabilization of the currency during fiscal year 2017 contributed to improving business conditions in Colombia, resulting in sales growth and a return to operating profitability in our Colombia segment that has continued into the first six months of fiscal year 2018.

From time to time the markets in which we operate experience cycles of economic activity that can negatively impact our business. For example, Trinidad, which depends on oil and gas exports as a major source of income, has been experiencing overall difficult economic conditions for the past 18 months. These adverse economic conditions, combined with government policies intended to manage foreign currency reserves, have adversely affected consumer spending. Other countries where recent general market conditions have provided a difficult operating environment during the first six months of fiscal year 2018 include Panama and Barbados.  Our business in USVI, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September and October, has rebounded due to the re-construction efforts and the difficulty other retailers are having in becoming fully operational.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy and affect near-term consumer spending. As has been the case during the first six months of fiscal year 2018 in Honduras, political turmoil can result in local unrest, resulting in curfews and reduced operating hours, and interrupt the normal flow of merchandise to our warehouse clubs.  The need for increased tax revenue in certain countries can cause changes in tax policies affecting consumer’s personal tax rates and/or added consumption taxes, such as VAT (value-added taxes), effectively raising the prices of various products and impacting demand.

In the past we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first six months of fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past six months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we are importing.  As of February 28, 2018, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $10.1 million, an increase of $14.1 million from August 31, 2017 when our Trinidad subsidiary had net U.S. dollar denominated assets position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to operate membership warehouse clubs in Latin America and the Caribbean islands with a limited selection of high volume products at the best possible prices.  PriceSmart members pay an annual membership fee. That fee, combined with volume purchasing and operating efficiencies throughout the supply chain, enable us to operate our business with lower margins and prices than conventional retail stores and wholesale suppliers. We are in the process of expanding our strategy to include online shopping and the strategic placement of regional distribution centers to support both our traditional warehouse club business and our new online shopping initiative.

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

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net warehouse sales, our comparable warehouse club sales and our membership income. At times, we make strategic investments that are focused on the long-term growth of the Company. These investments can impact near-term results, such as when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income, or when we open a new warehouse club in an existing market, which can reduce reported comparable warehouse sales due to the cannibalization of sales from existing warehouse clubs.

Current and Future Management Actions

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, a significant portion of which we receive at our Miami distribution centers.  In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This new distribution facility has increased our ability to efficiently receive, handle and distribute merchandise. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets. Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are investing in regional distribution centers.  We recently entered into a long-term lease for a 107,640 square foot distribution center in Costa Rica. We expect to begin operating this distribution center during the fall of 2018.  In August of fiscal year 2017, we entered into a long-term lease for a 52,463 square foot distribution center in Panama that we occupied in September 2017.  We expect that both these new distribution centers will improve the merchandise flow and in-stock conditions in our warehouse clubs, reduce merchandise costs and facilitate online sales to our members.

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

We are currently engaged in the selection and implementation of a new Enterprise Resource Planning (ERP) system.  The ERP system is software technology that serves virtually the entire core activities of our business by providing data management systems and a continuous flow of information for business operations.  Our company has made the decision to replace our outdated technology that was no longer capable of serving our future requirements.  Our new ERP will be “cloud” based and will provide a technology platform to support the future growth of our business.  The new ERP system will be expensive, will require time to implement, and will place demands on our management team as they adapt to the new systems.

This past year our company created an Innovation Committee of the Board of Directors and an Innovation Management Team.  Since its inception, the Innovation Committee and Team have focused most of their attention to the topic of online shopping technology, delivery services alternatives for online orders, and alternative methods of payment for our members.  The Innovation Team is working with PriceSmart management to facilitate the integration of Aeropost into the operating systems of PriceSmart with the goal of realizing the benefits of the Aeropost acquisition.  These benefits include efficient and low cost cross border delivery services, a wider assortment of products and services for members to purchase online, and a more user friendly ordering system and delivery services for PriceSmart members.

Financial highlights for the three months ended February 28, 2018 included:

•

Net warehouse club sales increased 5.7% over the same prior-year period.  We ended the quarter with 40 warehouse clubs compared to 39 warehouse clubs at the end of the second quarter of fiscal year 2017.

•	Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended March 4, 2018 increased 4.1%.
•	Membership income for the second quarter of fiscal year 2018 increased 7.4% to $12.7 million over the comparable prior-year period.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) increased 4.2% over the comparable prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.4%, a decrease of 21 basis points (0.21%) from the same period last year.

•

Operating income for the second quarter of fiscal year 2018 was $37.3 million, compared to $39.4 million in the second quarter of fiscal year 2017, which included the impact of a $2.6 million charge associated with ending the internal development of an online platform in favor of leveraging the technology acquired with Aeropost and $525,000 of deal costs for the acquisition of Aeropost.

•	We recorded a $210,000 net currency gain from currency transactions in the current quarter compared to a $915,000 net currency gain in the same period last year.
•

The tax provision of $22.7 million resulted in an effective tax rate for the second quarter of fiscal year 2018 of 61.6%, mostly related to a one-time transitional repatriation tax on unremitted foreign earnings totaling $13.4 million as part of the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”).  The effective tax rate for the second quarter of fiscal year 2017 was 30.6%.

•	Net income for the second quarter of fiscal year 2018 was $14.1 million, or $0.47 per diluted share, compared to $27.2 million, or $0.90 per diluted share, in the comparable prior-year period.

Financial highlights for the six months ended February 28, 2018 included:

•

Net warehouse club sales increased 4.9% over the same prior year period.  We ended the quarter with 40 warehouse clubs compared to 39 warehouse clubs at the end of the second quarter of fiscal year 2017.

•

Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 26 weeks ended March 4, 2018 grew 3.2% from the comparable 13-week period a year ago.

•	Membership income for the first six months of fiscal year 2018 increased 6.5% to $25.1 million.
•

Warehouse gross profits (net warehouse club sales less associated cost of goods sold) as a percent of net warehouse club sales for the first six months of fiscal year 2018 were 14.4%, a decrease of 36 basis points (0.36%) from the same period last year.

•

Operating income for the first six months of fiscal year 2018 was $70.4 million, a decrease of $7.4 million over the first six months of fiscal year 2017, compared to $77.8 million for the first six months of fiscal year 2017.

•	We recorded a $488,000 net currency gain from currency transactions in the current six-month period compared to a $13,000 net currency loss in the same period last year.
•

The effective tax rate for the first six months of fiscal year 2018 was 47.3%, mostly related to a one-time transitional repatriation tax on unremitted foreign earnings totaling $13.4 million as part of the U.S. Tax Reform.  The effective tax rate was 31.0% for the first six months of February 28, 2017.

•	Net income for the first six months of fiscal year 2018 was $36.6 million, or $1.21 per diluted share, compared to $52.1 million, or $1.72 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2018 with the three-month and six-month periods ended on February 28, 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three and six months ended February 28, 2018 and 2017.

	Three Months Ended

	February 28, 2018				February 28, 2017

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$485,279	59.4%	$19,471	4.2%	$465,808	60.3%
Caribbean	230,831	28.3%	14,428	6.7%	216,403	28.0%
Colombia	100,463	12.3%	10,401	11.5%	90,062	11.7%
Net warehouse club sales	$816,573	100.0%	$44,300	5.7%	$772,273	100.0%

	Six Months Ended

	February 28, 2018				February 28, 2017

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$928,946	59.5%	$32,961	3.7%	$895,985	60.2%
Caribbean	442,270	28.3%	21,967	5.2%	420,303	28.2%
Colombia	190,758	12.2%	18,694	10.9%	172,064	11.6%
Net warehouse club sales	$1,561,974	100.0%	$73,622	4.9%	$1,488,352	100.0%

Comparison of Three Months and Six Months Ended February 28, 2018 and 2017

Overall net warehouse sales growth of 5.7% for the second quarter resulted from a 4.9% increase in transactions and a 0.8% increase in average ticket.  For the six months ended February 28, 2018, sales growth of 4.9% resulted from a 4.7% increase in transactions and a 0.2% increase in average ticket.

Net warehouse sales in our Central America segment increased 4.2% and 3.7% for the second quarter and the first six months of fiscal year 2018, respectively, primarily due to the addition of the Santa Ana, Costa Rica warehouse club that opened in October 2017, and overall positive sales growth in Costa Rica.  Panama experienced lower sales for the quarter and for the first six months of the fiscal year. All other Central American countries recorded positive growth in warehouse sales for the three-month and six-month period.

The Caribbean segment continued to show improvement in sales growth from the past few quarters.  Trinidad, our largest market in the segment, returned to positive sales growth of 5.2%, a marked improvement from the flat or negative sales growth experienced in each five previous quarters.  All other countries in the segment recorded positive sales growth for both the three-month and six-month periods, with the exception of Barbados. Sales in the Company’s USVI warehouse club grew 40.7% and 28.3%, respectively, for the second quarter and for the first six months of fiscal year 2018.  Despite significant business interruption in September due to the hurricanes that hit the island, the return to normal operations in October and November resulted in strong sales, for the near term, as some other retailers in the market have not fully recovered or remain closed.

Net warehouse sales in our Colombia segment continued to record the highest rate of growth at 11.5% and 10.9% for the three-month and for the six-month periods, respectively, compared to a year ago, with a growth in transactions being the primary driver.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 ½  calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse opened in Costa Rica in October 2017 will not be used in the calculation of comparable sales until December 2018.

The following tables indicate comparable net warehouse club sales in the reportable segments in which we operate, and the percentage growth in net warehouse club sales by segment during fiscal years 2018 and 2017.

	Thirteen Weeks Ended
	March 4, 2018	March 5, 2017
	% Increase/(decrease) in comparable net warehouse sales	% Increase/(decrease) in comparable net warehouse sales
Central America	1.1%	1.4%
Caribbean	7.2%	(2.9)%
Colombia	12.0%	23.4%
Consolidated segments	4.1%	2.1%

	Twenty-Six Weeks Ended
	March 4, 2018	March 5, 2017
	% Increase in comparable net warehouse sales	% Increase in comparable net warehouse sales
Central America	0.6%	1.1%
Caribbean	5.4%	(2.8)%
Colombia	11.7%	13.5%
Consolidated segments	3.2%	1.1%

Comparison of Three and Six Months Ended February 28, 2018 and 2017

Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended March 4, 2018 grew 4.1%.   Comparable warehouse club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 26-week period ended March 4, 2018 grew 3.2%.

Central America comparable warehouse club sales for the quarter and for the six-months were impacted by the opening of the Company’s seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales, resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable warehouse club sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales.  We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the comparable warehouse club sales for the Central America segment by 189 basis points (1.89%) and by 174 basis points (1.74%) for the 13- and 26- week periods, respectively.  New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently.

The Caribbean segment experienced positive comparable warehouse sales for both the 13- and 26- week periods on improving conditions in all markets compared to the year earlier period, particularly Trinidad, Dominican Republic and USVI.

Comparable warehouse club sales in Colombia for the 13-week and 26-week periods increased 12.0% and 11.7%, respectively.  The comparable warehouse sales growth for the 13- and 26- week period in 2017 benefitted from the positive effect of a much stronger local currency compared to the prior year.

Membership Income

	Three Months Ended
	February 28,				February 28,
	2018				2017
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$7,800	$380	5.1%	1.6%	$7,420
Membership income - Caribbean	3,146	196	6.6	1.4	2,950
Membership income - Colombia	1,757	294	20.1	1.7	1,463
Membership income - Total	$12,703	$870	7.4%	1.6%	$11,833

	Six Months Ended
	February 28,				February 28,
	2018				2017
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$15,494	$761	5.2%	1.7%	$14,733
Membership income - Caribbean	6,164	261	4.4	1.4	5,903
Membership income - Colombia	3,420	513	17.6	1.8	2,907
Membership income - Total	$25,078	$1,535	6.5%	1.6%	$23,543

Number of accounts - Central America	838,379	21,329	2.6%		817,050
Number of accounts - Caribbean	398,700	8,331	2.1		390,369
Number of accounts - Colombia	321,340	14,576	4.8		306,764
Number of accounts - Total	1,558,419	44,236	2.9%		1,514,183

Comparison of Three and Six Months Ended February 28, 2018 and 2017

Membership income is recognized ratably over the one-year life of the membership. The average number of member accounts during the second quarter of fiscal year 2018 was 2.8% higher than during the same period a year ago. The income recognized per average member account increased 4.5%. In February 2017, we increased the annual membership fee in Colombia by 15.4% to COP 75,000, which had the effect of increasing the membership income per average membership account in Colombia by 14.1% in the quarter compared to the second quarter of last year. In addition, we introduced the Platinum membership in Panama and Dominican Republic which contributed to an increase in the membership income per average membership account by 3.8% (excluding Colombia).

The Company had a net increase of 44,236 membership accounts over the past twelve months.  Membership accounts in Colombia increased 14,576 on improving renewal rates and continued new membership sign-ups, mostly associated with the Chia warehouse club.  The Company’s twelve-month renewal rate for the period ended February 28, 2018 was 85%, which is the same as the rate for the twelve-month period ended August 31, 2017.  Excluding Colombia, the twelve-month renewal rate was 87% as of February 28, 2018.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2018	February 28, 2017	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net warehouse club sales
Net warehouse club sales	$816,573	$772,273	$44,300
Warehouse club sales gross margin	$117,218	$112,471	$4,747
Warehouse club gross margin percentage	14.4%	14.6%	(0.2)%

Revenues
Total revenues	$839,563	$793,296	$46,267
Percentage change from comparable period			5.8%

Comparable warehouse club sales
Total comparable warehouse club sales increase (decrease)	4.1%	2.1%	2.0%

Gross margin
Total gross margin	$131,523	$125,733	$5,790
Gross margin percentage to total revenues	15.7%	15.8%	(0.1)%

Selling, general and administrative
Selling, general and administrative	$94,259	$86,331	$7,928
Selling, general and administrative percentage of total revenues	11.2%	10.9%	0.3%

Operating income- by segment
Operating income - Central America	$36,673	$37,462	$(789)
Operating income - Caribbean	$13,601	$13,611	$(10)
Operating income - Colombia	$3,161	$915	$2,246
Operating Income - United States	$1,146	$2,324	$(1,178)
Reconciling Items (1)	$(17,317)	$(14,910)	$(2,407)
Operating income - Total	$37,264	$39,402	$(2,138)
Operating income as a percentage of total revenues	4.4%	5.0%	(0.6)%

Warehouse clubs
Warehouse clubs at period end	40	39	1
Warehouse club square feet at period end (2)	2,020	1,940	80

	Six Months Ended
Results of Operations Consolidated	February 28, 2018	February 28, 2017	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net warehouse club sales
Net warehouse club sales	$1,561,974	$1,488,352	$73,622
Warehouse club sales gross margin	$225,383	$220,060	$5,323
Warehouse club gross margin percentage	14.4%	14.8%	(0.4)%

Revenues
Total revenues	$1,606,635	$1,532,868	$73,767
Percentage change from comparable period			4.8%

Comparable warehouse club sales
Total comparable warehouse club sales increase (decrease)	3.2%	1.1%	2.1%

Gross Margin
Total gross margin	$253,610	$246,634	$6,976
Gross Margin percentage to total revenues	15.8%	16.1%	(0.3)%

Selling, general and administrative
Selling, general and administrative	$183,180	$168,853	$14,327
Selling, general and administrative percentage of total revenues	11.4%	11.0%	0.4%

Operating income - by segment
Operating income - Central America	$69,206	$70,966	$(1,760)
Operating income - Caribbean	$25,225	$25,825	$(600)
Operating income - Colombia	$5,209	$1,828	$3,381
Operating Income - United States	$4,237	$9,921	$(5,684)
Reconciling Items (1)	$(33,447)	$(30,759)	$(2,688)
Operating income - Total	$70,430	$77,781	$(7,351)
Operating income as a percentage of total revenues	4.4%	5.1%	(0.7)%

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

Comparison of Three and Six Months Ended February 28, 2018 and 2017

On a consolidated basis, warehouse club sales gross margins as a percent of net warehouse sales were 14.4%,  21 basis points (0.21%) lower than the second quarter of fiscal year 2017.  Warehouse club margins were lower in the Central America and Caribbean segments by 28 basis points (0.28%) and 36 basis points (0.36%), respectively, largely from pricing actions to drive sales.  Colombia’s margins increased 12 basis points (0.12%).

For the six-month period, warehouse club sales gross margins decreased 36 basis points (0.36%), resulting from a 51 basis point decline in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017.  Exit costs associated with our leased distribution facility in Miami and merchandise labeling activity contributed to that decline in the first quarter.

Selling, general, and administrative expenses consist of warehouse club operations, general and administrative expenses, pre-opening expenses, asset impairment, and loss/(gain) on disposal of assets.  In total, selling, general and administrative expenses increased $7.9 million to 11.2% of total revenues compared to 10.9% of total revenues in the second quarter of fiscal year 2017 and $14.3 million to 11.4% compared to 11.0% for the six-month period. SG&A expenses include the effect of a one-time $2.6 million charge taken this quarter ($1.9 million of which is recorded as asset impairment and the remainder as an expense in general and administrative expenses) for the write-off of costs for an e-commerce platform that was under development.  In addition, we incurred $525,000 in deal related costs in the quarter including legal, accounting and technical consulting (for the acquisition of Aeropost which occurred on March 15, 2018). The acquisition of Aeropost has resulted in a decision to leverage Aeropost’s technology for future e-commerce activity.

Warehouse club operating expenses for the second quarter of fiscal year were 8.8% of sales, equal to the second quarter of last year.  Warehouse club operating expenses as a percent of sales improved slightly in the Caribbean and more significantly in Colombia.  The added cost of the new warehouse club in Santa Ana, Costa Rica without the corresponding increase in incremental sales resulted in higher expenses as a percent of sales in the Central American segment of 29 basis points (0.29%).  For the six month period warehouse operating expenses were 11 basis points higher (0.11%) as a percent of sales compared to the year earlier period.  Hurricane related costs, including support payments made to our employees in our St. Thomas, USVI club in September and October impacted first quarter spending.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. During the first six months of fiscal year 2018, we incurred preopening expenses in the first quarter for the new warehouse club opened in Santa Ana, Costa Rica in October 2017 and in the second quarter for the new warehouse club in Santa Domingo, Dominican Republic scheduled to open in May 2018. Preopening expenses for the same six months of fiscal year 2017 included the preopening expenses for Chia, Colombia.

Operating income in the second quarter of fiscal year 2018 was $37.3 million compared to $39.4 million for the same period last year on lower merchandise margins as a percent of sales, higher expenses related to the addition of a new warehouse club in the Central America segment, and the $2.6 million charge for the write-off of costs for an e-commerce platform and $525,000 in deal costs.  Operating income for the six months ended February 28, 2017 was $70.4 million compared to $77.8 million for the same period last year on lower merchandise margins as a percent of sales and higher expenses, particularly those related to the addition of a new warehouse club in the Central America segment and increased corporate-level general and administrative expenses, including deal costs.  Higher net warehouse sales and membership income and increased warehouse club gross margins resulted in a $1.2 million increase in operating profit in Colombia compared to a year ago, while operating profit decreased in other segments on lower merchandise margins, along with new club expenses (Central America), hurricane related costs (Caribbean) and higher corporate spending (United States).  Operating profit for the six months ended February 28, 2018 was also adversely impacted by exit costs associated with our leased facility in Miami (which were recorded to warehouse club costs of goods sold) and a higher level of merchandise labeling activity due to the volume of shipments flowing through Miami to support the holiday season.

Interest Expense

	Three Months Ended
	February 28,		February 28,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,146	$(196)	$1,342
Interest expense related to hedging activity	175	(183)	358
Less: Capitalized interest	(329)	(273)	(56)
Net interest expense	$992	$(652)	$1,644

	Six Months Ended
	February 28,		February 28,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$2,337	$(423)	$2,760
Interest expense related to hedging activity	497	(285)	782
Less: Capitalized interest	(587)	(343)	(244)
Net interest expense	$2,247	$(1,051)	$3,298

Comparison of Three and Six Months Ended February 28, 2018 and 2017

Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club and distribution center expansions, the capital requirements of warehouse club operations and ongoing working capital requirements.

Interest expense on loans decreased in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017.  An increase in long-term debt of approximately $14.1 million, primarily to finance the acquisition of the distribution center in Miami, Florida and an additional loan within our Trinidad subsidiary as part of efforts to improve liquidity, were offset by reductions in long-term debt, due to the pay-off of various loans held by our other subsidiaries. Interest expense related to hedging activity decreased in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017 due to the pay-off of the various loans held by our subsidiaries that were hedged.  Additionally, an increase in capitalized interest in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017 resulted from higher levels of construction activities.

Interest expense for the six months ended February 28, 2018, decreased when compared to the same period in fiscal year 2017. Loans decreased year-on-year primarily due to the pay-off of loans within our subsidiaries.  Increases year-on-year in long-term debt of approximately $14.1 million, related primarily to the financing and liquidity needs in the U.S. and Trinidad mentioned above, were offset by reductions, due to the pay-offs of various loans held by our other subsidiaries. Interest expense related to hedging activity decreased during the first six months of fiscal year 2018 compared to the same period in fiscal year 2017 due to the pay-off of the various loans held by our subsidiaries that were hedged.  Additionally, an increase in capitalized interest in the first six months of fiscal year 2018 compared to the same period in fiscal year 2017 resulted from higher levels of construction activities.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended
	February 28,			February 28,
	2018			2017
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$210	$(705)	77.0%	$915

	Six Months Ended
	February 28,			February 28,
	2018			2017
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$488	$501	3,853.8%	$(13)

Monetary assets and liabilities denominated in currencies other than the functional currency of the entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), are recorded as currency gains or losses.

Comparison of Three and Six Months Ended February 28, 2018 and 2017

For the three and six month periods ending February 28, 2018, we had a net gain associated with foreign currency transactions. These gains resulted from the revaluation of U.S. dollar net position in markets where the local functional currency strengthened against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  In particular, in Costa Rica and the Dominican Republic, we experienced strengthening of the local currencies relative to the U.S. Dollar. These benefits were offset in part by higher transaction costs we continue to incur associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. For so long as that situation continues in Trinidad, we plan to take that additional cost into consideration in our pricing model and will limit our shipments from the U.S. to Trinidad to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes.  The Company's results for the second quarter of fiscal year 2018 include the effect of these changes based on the Company’s preliminary analysis. We have made a provisional estimate of the one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”) of approximately $13.4 million that was recorded as an income tax expense in the second quarter of fiscal 2018.  The cash amounts due for the Transition Tax will be offset by foreign tax credits expected to exceed $10.0 million, with the remainder to be paid over eight years.  Additionally, as a result of U.S. Tax Reform, PriceSmart re-measured certain U.S. deferred tax assets and liabilities based on the reduction in the U.S. corporate income tax rate from 35% to 21%, and recorded a non-cash income tax charge of approximately $822,000 related to this re-measurement in the second quarter of fiscal 2018. These estimated impacts to PriceSmart’s income tax provision are based on PriceSmart’s current knowledge, assumptions and interpretations of the impact of U.S. Tax Reform.  The actual impact could be different from estimated provisions based upon a number of additional considerations, including, but not limited to, the issuance of final regulations, refinements in interpretation of U.S. Tax Reform provisions, and the extent that future results differ from currently available projections.

The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$36,850	$39,222	$69,439	$75,521
Provision for income taxes calculated prior to U.S. tax law change	(9,912)	(11,989)	(20,027)	(23,426)
U.S. Tax Reform: Current tax rate reduction	1,427	—	1,427	—
U.S. Tax Reform: Re-measurement of net deferred tax assets/liabilities	(822)	—	(822)	—
U.S. Tax Reform: Transition Tax	(13,400)	—	(13,400)	—
Subtotal of U.S. Tax Reform	(12,795)	—	(12,795)	—
Total provision for income taxes	$(22,707)	$(11,989)	$(32,822)	$(23,426)
Income (loss) of unconsolidated affiliates	5	(14)	21	(7)
Net income	$14,148	$27,219	$36,638	$52,088
Net income per share available for distribution:
Basic net income per share	$0.47	$0.90	$1.21	$1.72
Diluted net income per share	$0.47	$0.90	$1.21	$1.72

Subtotal of U.S. Tax Reform	$(12,795)	$—	$(12,795)	$—
Impact of U.S Tax Reform on EPS	$(0.42)	$—	$(0.42)	$—

The tables below summarize the effective tax rate for the periods reported:

	Three Months Ended
	February 28,		February 28,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$15,689	$1,304	$14,385
Net deferred tax provision (benefit)	7,018	9,414	(2,396)
Provision for income taxes	$22,707	$10,718	$11,989
Effective tax rate	61.6%		30.6%

	Six Months Ended
	February 28,		February 28,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$26,153	$1,315	$24,838
Net deferred tax provision (benefit)	6,669	8,081	(1,412)
Provision for income taxes	$32,822	$9,396	$23,426
Effective tax rate	47.3%		31.0%

Comparison of Three and Six Months Ended February 28, 2018 and 2017

For the three months ended February 28, 2018, the effective tax rate was 61.6%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•	The comparably unfavorable impact of 36.4% resulting from the U.S. Tax Reform Transition Tax in the second quarter of fiscal 2018.
•

The comparably favorable net impact of 1.1%, resulting from the U.S. Tax Reform current rate reduction which favorably impacted our effective tax rate 3.4%, partially offset by an unfavorable re-measurement of net deferred tax assets/liabilities of 2.3%.

•

The comparably favorable impact of 1.7% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance;

•	The favorable impact of 1.1% resulting from recognizing more income in foreign tax jurisdictions outside the U.S.
•	The favorable impact of 0.7% resulting from a settlement of income tax liability for uncertain tax position in one of the Company’s subsidiaries.

For the six months ended February 28, 2018, the effective tax rate was 47.3%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•	The comparably unfavorable impact of 19.3% resulting from the U.S. Tax Reform Transition Tax in the second quarter of fiscal 2018.
•

The comparably favorable net impact of 0.9%, resulting from the U.S. Tax Reform current rate reduction which favorably impacted our effective tax rate 2.1%, partially offset by an unfavorable re-measurement of net deferred tax assets/liabilities of 1.2%.

•

The comparably favorable impact of 1.1% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance;

•	The favorable impact of 0.4% resulting from a settlement of income tax liability for uncertain tax position in one of the Company’s subsidiaries.
•	The favorable impact of 0.3% resulting from recognizing more income in foreign tax jurisdictions outside the U.S.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 28,			February 28,
	2018			2017
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$5,218	$(4,303)	(45.2)%	$9,521

	Six Months Ended
	February 28,			February 28,
	2018			2017
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$3,809	$4,669	542.9%	$(860)

Comparison of Three and Six Months Ended February 28, 2018 and 2017

Our other comprehensive income of approximately $5.2 million for the second quarter of fiscal year 2018 resulted primarily from comprehensive income of approximately $4.3 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar and by comprehensive income of approximately $850,000 related to unrealized gains on changes in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  For the six months ended February 28, 2018 comprehensive income of approximately $3.8 million resulted from approximately $2.3 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar and by comprehensive income of approximately $1.4 million related to unrealized gains on changes in derivative obligations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including investments in merchandise inventories, acquisition of land and construction of new warehouse clubs and distribution centers, expansion of existing warehouse clubs and distribution centers, investments in technology, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  Our primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations and bank borrowings.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements.  We may obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

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

	February 28,	August 31,
	2018	2017
Cash and cash equivalents held by foreign subsidiaries	$133,548	$139,270
Cash and cash equivalents held domestically	22,063	26,442
Total cash and cash equivalents	$155,611	$165,712

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017, and continuing into the first six months of fiscal year 2018, we experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we were importing.  We are working with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue.

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28,	February 28,
	2018	2017
Net cash provided by (used in) operating activities	$59,079	$64,988
Net cash provided by (used in) investing activities	(46,179)	(87,139)
Net cash provided by (used in) financing activities	(21,859)	6,105
Effect of exchange rates	(1,142)	(1,155)
Net increase (decrease) in cash and cash equivalents	$(10,101)	$(17,201)

Our net cash provided by (used in) operating activities for the six months ended February 28, 2018 and 2017 is summarized below:

	Six Months Ended		Increase/
	February 28,	February 28,	(Decrease)
	2018	2017	2018 to 2017
Net income	$36,638	$52,088	$(15,450)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	24,812	22,562	2,250
Asset impairment and closure costs	1,929	—	1,929
(Gain) loss on sale of property and equipment	199	742	(543)
Deferred income taxes	6,668	(1,412)	8,080
Stock-based compensation expenses	4,881	5,178	(297)
Other non-cash operating activities	(28)	7	(35)
Net non-cash related expenses	$38,461	$27,077	$11,384
Net income from operating activities reconciled for non-cash operating activities	75,099	79,165	(4,066)
Changes in operating assets and liabilities not including merchandise inventories	5,914	717	5,197
Changes in merchandise inventories	(3,865)	(14,077)	10,212
Changes in accounts payable	(18,069)	(817)	(17,252)
Net cash provided by (used in) operating activities	$59,079	$64,988	$(5,909)

Net income from operating activities reconciled for non-cash operating activities decreased approximately $4.3 million for the six months ended February 28, 2018 over the same period last year.  The decrease primarily resulted from a year-on-year decrease in net income of approximately $15.5 million.  The decrease was primarily due to our recording of  provision for income taxes for approximately $14.2 million, due to the change in the United States tax law mandated by the Tax Cuts and Jobs Act of

2017 (“Tax Reform”).  Additionally, we recorded approximately $2.5 million in asset impairment and accrued service costs during the quarter related to on line sales software development that will be discontinued due to our acquisition of Aeropost.  The decrease in net income was offset by increases in non-cash related expenses for approximately $11.4 million.  The primary reason for the increase in non-cash related expenses is a year-on-year increase in deferred income taxes of approximately $8.1 million due to the increase of deferred income taxes related to the Tax Reform, and an increase in depreciation expense of approximately $2.3 million in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017 due to new warehouse club construction and the continued ongoing capital improvements to existing warehouse clubs. Additionally, during the quarter ended February 28, 2018, the non-cash nature of $1.9 million of the asset impairment charge related to the write-off of online sales software also added to the increase in net non-cash activities.  In addition to the decrease in net income from operating activities reconciled for non-cash operating activities there was a net cash usage of $1.6 million due to changes in operating assets, inventories and accounts payable.  This was primarily related to a lower growth in merchandise inventories during the current six month period compared to the same period a year ago offset by decreases in accounts payable due to the timing of payments.

Our use of cash in investing activities for the six months ended February 28, 2018 and 2017 is summarized below:

	Six Months Ended		Increase/
	February 28,	February 28,	(Decrease)
	2018	2017	2018 to 2017
Cash used for additions of property and equipment:
Land acquisitions	$—	$8,639	$(8,639)
Deposits for land purchase option agreements	—	300	(300)
Warehouse club and distribution center expansion, construction and land improvements	37,518	58,947	(21,429)
Acquisition of fixtures and equipment	8,715	19,434	(10,719)
Proceeds from disposals of property and equipment	(54)	(181)	127
Net cash flows used by (provided in) investing activities	$46,179	$87,139	$(40,960)

Net cash used in investing activities decreased in the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017 by approximately $41.0 million.  During the first six months of fiscal year 2018, net cash flows used by investing activities of $46.2 million were composed of cash expenditures for construction activities for a warehouse club in Santa Ana, Costa Rica that opened in September 2017, construction activities for a warehouse club in Santo Domingo, Dominican Republic that is anticipated to open in May of 2018 and additional investments in warehouse club expansions in Guatemala, Honduras, El Salvador, Trinidad and Jamaica.  Net cash flows used by investing activities for the first six months of fiscal year 2017 related to the acquisition of a distribution center in Medley, Miami-Dade County, Florida in January 2017 for approximately $46.0 million, construction activities for a warehouse club in Chia, Colombia that opened in October 2016, the acquisition of land in Costa Rica and warehouse club in Guatemala, Honduras and El Salvador.

As of February 28, 2018, we had commitments for capital expenditures for new warehouse club construction for approximately $7.9 million related to our building of a warehouse club in Santo Domingo, Dominican Republic.  We expect to spend between $125.0 million and $135.0 million in capital expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion projects on existing warehouse clubs and land acquisitions during fiscal year 2018.  Future capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

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

Net cash (used in) provided by financing activities for the six months ended February 28, 2018 and 2017 is summarized below:

	Six Months Ended		Increase/
	February 28,	February 28,	(Decrease)
	2018	2017	2018 to 2017
New bank loans offset by regularly scheduled payments on existing bank loans (loan activities)	$(9,650)	$18,458	$(28,108)
Cash dividend payments	(10,645)	(10,641)	(4)
Proceeds from exercise of stock options and the tax benefit related to stock options	269	229	40
Purchase of treasury stock related to vesting of restricted stock	(1,833)	(1,941)	108
Net cash provided by (used in) financing activities	$(21,859)	$6,105	$(27,964)

We used $9.7 million of net cash in long-term and short-term loan activities during the first six months of fiscal year 2018 compared to net cash of $18.5 million provided by long-term and short-term loan activities during the first six months of fiscal year 2017.  The change from net cash provided by bank loan activities to net cash used in bank loan activities primarily resulted from period-over-period decreases long-term bank loans of approximately $38.1 million, offset by a period-over-period increase in cash from short-term loans of $10.0 million.  The decrease in long-term bank loans was primarily due to period-over-period decreases in new bank loans of $22.2 million, and increases in early loan payments and regularly scheduled loan payments of approximately $15.9 million.

The following table summarizes the dividends declared and paid during fiscal year 2018.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	N/A	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	8/31/2017	N/A	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

In February 2018, the Company’s Honduras subsidiary refinanced its portfolio of loans with Citibank.  The original notional amount of this portfolio of loans was $13.5 million, which the Company drew down in fiscal 2015.  There was approximately $7.9 million of remaining principal outstanding at the time of the refinancing.  Under the refinancing agreement, the portfolio of loans was combined into one loan and the notional amount of the loan increased back to the original $13.5 million, with the interest rate set at the 90 day LIBOR  rate plus 3.0%. In conjunction with the refinancing of these loans, the Company’s Honduras subsidiary drew down the additional $5.6 million notional amount during February 2018.  In addition, the Company’s Honduras subsidiary entered into a cross-currency interest rate swap with Citibank whereby the Company’s subsidiary will pay Honduras Lempiras at a fixed interest rate of 9.75%.

In January 2018, the Company’s Honduras subsidiary paid off the outstanding principal balance of U.S. $1.5 million on a loan agreement entered into with Scotiabank.

In August 2017, the Company’s Panama subsidiary paid off its outstanding loan balance of U.S. $13.3 million under a loan agreement entered into with Scotiabank. The Company’s subsidiary also settled the interest rate swap that it had entered into with Scotiabank related to this loan.

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a U.S. $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017. As of February 28, 2018, Company's Trinidad subsidiary has repaid $4.5 million on this loan in addition to regularly scheduled loan payments. As of February 28, 2018, the remaining balance on this loan was $3.0 million.

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

For derivative instruments that are designated and qualify as cash flow hedges, the entire gain or loss on the derivative is reported as a component of other comprehensive income (loss).  Amounts are deferred in other comprehensive income (loss) and reclassified into earnings in the same income statement line item that is used to present earnings effect of the hedged item when the hedged item affects earnings.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 28, 2018:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month LIBOR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras (2)	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	Refinanced on February 26,2018
Honduras	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.00%	9.75%	29th day of May, August, November and February beginning on May 29, 2018	February 26,2018 - February 24, 2023
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	Settled on October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
(1)	The initial notional amount and fixed rate were modified effective January 2017.
(2)

In February 2018, the Company’s Honduras subsidiary refinanced its portfolio of loans entered into with Citibank.  The original notional amount of this portfolio of loans was $13.5 million, which the Company drew down in fiscal 2015.  There was approximately $7.9 million of remaining principal at the time of the refinancing.  Under the refinancing agreement, the portfolio of loans was combined into one loan and the notional amount of the loan increased back to the original $13.5 million, with the interest rate set at the 90 day LIBOR rate plus 3.0%. In conjunction with the refinancing of these loans, the Company’s Honduras subsidiary drew down the additional $5.6 million notional amount during February 2018.  As part of the terms, the existing cash flow hedge related to the original loan, was de-designated and incorporated into a new hedging relationship where the Company’s Honduras subsidiary has entered into a cross-currency interest rate swap with Citibank.  Under this new hedge agreement, the Company’s Honduras subsidiary will pay Honduras Lempiras, at a fixed interest rate of 9.75%.

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

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		February 28, 2018			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,066	(624)	1,442	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	1,964	(440)	1,524	—	—	—
Interest rate swaps	Other long-term liabilities	—	—	—	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(670)	201	(469)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$3,360	$(863)	$2,497	$1,865	$(735)	$1,130

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of February 28, 2018, the Company did not have any open non-deliverable forward foreign-exchange contracts.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2018	$69,000	$—	$527	$68,473	—%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of February 28, 2018 and August 31, 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of February 28, 2018 and August 31, 2017, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the six months ended February 28, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Proceeds from long-term debt incurred during the period:
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loans by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(1,500)	(3,000)	(4,500)
Regularly scheduled loan payments	(1,731)	(7,556)	(9,287)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	133	(108)	25
Balances as of February 28, 2018	$14,160	$82,512	$96,672	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $118.0 million. No cash assets were assigned as collateral for these loans.

As of February 28, 2018, the Company had approximately $84.4 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2018, the Company was in compliance with all covenants or amended covenants.

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

	Six Months Ended
	February 28,	February 28,
	2018	2017
Shares repurchased	21,513	23,391
Cost of repurchase of shares (in thousands)	$1,833	$1,941

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first six months of fiscal years 2018 and 2017.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 31, 2017. There have been no material changes to the critical accounting policies previously disclosed in that Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at February 28, 2018 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $1.5 million since August 31, 2017, primarily due to the fluctuations in interest rates, fluctuations in exchange rates for the currencies that are being hedged, and changes in the scheduled maturities of the underlying instruments during the six months ended February 28, 2018. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $2.3 million gain for the six months ended February 28, 2018 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

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

The following table summarizes the amounts recorded for the six months ending February 28, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Currency gain (loss)	$210	$915	$488	$(13)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first six months of fiscal year 2018, we experienced this situation in Trinidad.  We are working with our banks in Trinidad to source tradable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past six months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we were importing.  As of February 28, 2018, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $10.1 million, an increase of $14.1 million from August 31, 2017 when our Trinidad subsidiary had a net U.S. dollar denominated asset position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended February 28, 2018, the Company repurchased a total of 21,513 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during fiscal year 2018. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2017 - December 31, 2017	—	$—	—	N/A
January 1, 2018 - January 31, 2018	21,513	$85.20	—	N/A
February 1, 2018 - February 28, 2018	—	$—	—	N/A
Total	21,513	$85.20	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(1)	Amended and Restated Bylaws of the Company.
10.1*	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated February 26, 2017.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.

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

PRICESMART, INC.

Date:	April 5, 2018	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 5, 2018	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)