Form 10-Q
period 2018-05-31
PRICESMART INC
filed 2018-07-05
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

The registrant had 30,461,536 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2018.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2018 and the consolidated balance sheet as of August 31, 2017, the unaudited consolidated statements of income for the three and nine months ended May 31, 2018 and 2017, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2018 and 2017, the unaudited consolidated statements of equity for the nine months ended May 31, 2018 and 2017, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2018 and 2017, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2018	August 31,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$141,164	$162,434
Short-term restricted cash	676	460
Receivables, net of allowance for doubtful accounts of $32 and $7 as of May 31, 2018 and August 31, 2017, respectively	8,998	6,460
Merchandise inventories	326,200	310,946
Prepaid expenses and other current assets	32,680	30,070
Total current assets	509,718	510,370
Long-term restricted cash	2,973	2,818
Property and equipment, net	597,240	557,829
Goodwill	51,351	35,642
Other intangibles, net	15,593	—
Deferred tax assets	10,509	15,412
Other non-current assets (includes $4,081 and $2,547 as of May 31, 2018 and August 31, 2017, respectively, for the fair value of derivative instruments)	48,317	44,678
Investment in unconsolidated affiliates	10,769	10,765
Total Assets	$1,246,470	$1,177,514
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$334	$—
Accounts payable	268,976	272,248
Accrued salaries and benefits	23,594	19,151
Deferred income	23,785	22,100
Income taxes payable	5,124	5,044
Other accrued expenses	28,852	26,483
Dividends payable	10,652	—
Long-term debt, current portion	14,644	18,358
Total current liabilities	375,961	363,384
Deferred tax liability	5,884	1,812
Long-term portion of deferred rent	8,915	8,914
Long-term income taxes payable, net of current portion	7,740	909
Long-term debt, net of current portion	91,208	87,939
Other long-term liabilities (includes $537 and $682 for the fair value of derivative instruments and $5,115 and $5,051 for post-employment plans as of May 31, 2018 and August 31, 2017, respectively)	6,063	5,789
Total Liabilities	495,771	468,747

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,369,568 and 31,275,727 shares issued and 30,472,064 and 30,400,742 shares outstanding (net of treasury shares) as of May 31, 2018 and August 31, 2017, respectively	3	3
Additional paid-in capital	430,133	422,395
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(108,576)	(110,059)
Retained earnings	454,901	420,866
Less: treasury stock at cost, 897,504 and 874,985 shares as of May 31, 2018 and August 31, 2017, respectively	(37,840)	(35,924)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	750,107	708,767
Noncontrolling interest in consolidated subsidiaries	592	—
Total stockholders' equity	750,699	708,767
Total Liabilities and Equity	$1,246,470	$1,177,514

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Revenues:
Net merchandise sales	$750,473	$710,699	$2,312,447	$2,199,051
Export sales	9,967	6,475	27,252	25,381
Membership income	12,852	12,038	37,930	35,581
Other revenue and income	8,909	1,046	11,207	3,113
Total revenues	782,201	730,258	2,388,836	2,263,126
Operating expenses:
Cost of goods sold:
Net merchandise sales	641,249	611,455	1,977,840	1,879,747
Export sales	9,466	6,143	25,900	24,085
Non-merchandise	1,979	—	1,979	—
Selling, general and administrative:
Warehouse club and other operations	76,259	67,754	217,712	200,964
General and administrative	24,079	16,907	63,167	51,921
Pre-opening expenses	352	9	863	(104)
Asset impairment	—	—	1,929	—
Loss/(gain) on disposal of assets	388	364	587	1,106
Total operating expenses	753,772	702,632	2,289,977	2,157,719
Operating income	28,429	27,626	98,859	105,407
Other income (expense):
Interest income	370	392	1,138	1,443
Interest expense	(1,362)	(1,828)	(3,609)	(5,126)
Other income (expense), net	(575)	1,101	(87)	1,088
Total other income (expense)	(1,567)	(335)	(2,558)	(2,595)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	26,862	27,291	96,301	102,812
Provision for income taxes	(8,128)	(8,459)	(40,950)	(31,885)
Income (loss) of unconsolidated affiliates	(18)	6	3	(1)
Net income	$18,716	$18,838	$55,354	$70,926
Less: net income (loss) attributable to noncontrolling interest	22	—	22	—
Net income attributable to PriceSmart, Inc.	$18,694	$18,838	$55,332	$70,926

Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.61	$0.62	$1.82	$2.34
Diluted	$0.61	$0.62	$1.82	$2.34
Shares used in per share computations:
Basic	30,137	30,043	30,105	30,010
Diluted	30,137	30,045	30,105	30,014
Dividends per share	$—	$—	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Net income attributable to PriceSmart, Inc.	$18,694	$18,838	$55,332	$70,926
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(2,461)	$(3,074)	$(126)	$(4,700)
Defined benefit pension plan:
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	42	43	101	29
Total defined benefit pension plan	42	43	101	29
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	79	(416)	1,516	364
Total derivative instruments	79	(416)	1,516	364
Other comprehensive income (loss)	(2,340)	(3,447)	1,491	(4,307)
Comprehensive income	$16,354	$15,391	$56,823	$66,619
Less: comprehensive income/(loss) attributable to noncontrolling interest	8	—	8	—
Comprehensive income attributable to PriceSmart, Inc. stockholders	$16,346	$15,391	$56,815	$66,619

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accumulated				Total Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071	$—	$638,071
Purchase of treasury stock	—	—	—	—	—	—	25	(2,011)	(2,011)	—	(2,011)
Issuance of restricted stock award	48	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(35)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	8	—	433	—	—	—	—	—	433	—	433
Stock-based compensation	—	—	7,328	231	—	—	—	—	7,559	—	7,559
Dividend paid to stockholders	—	—	—	—	—	(10,641)	—	—	(10,641)	—	(10,641)
Dividend payable to stockholders	—	—	—	—	—	(10,643)	—	—	(10,643)	—	(10,643)
Net income	—	—	—	—	—	70,926	—	—	70,926	—	70,926
Other comprehensive income (loss)	—	—	—	—	(4,307)	—	—	—	(4,307)	—	(4,307)
Balance at May 31, 2017	31,259	$3	$420,130	$11,552	$(108,258)	$400,702	861	$(34,742)	$689,387	$—	$689,387

Balance at August 31, 2017	31,276	$3	$422,395	$11,486	$(110,059)	$420,866	875	$(35,924)	$708,767	$—	$708,767
Acquisition of Aeropost	—	—	—	—	—	—	—	—	—	562	562
Purchase of treasury stock	—	—	—	—	—	—	23	(1,916)	(1,916)	—	(1,916)
Issuance of restricted stock award	96	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	7,469	—	—	—	—	—	7,469	—	7,469
Dividend paid to stockholders	—	—	—	—	—	(10,645)	—	—	(10,645)	—	(10,645)
Dividend payable to stockholders	—	—	—	—	—	(10,652)	—	—	(10,652)	—	(10,652)
Net income	—	—	—	—	—	55,332	—	—	55,332	22	55,354
Other comprehensive income (loss)	—	—	—	—	1,483	—	—	—	1,483	8	1,491
Balance at May 31, 2018	31,369	$3	$430,133	$11,486	$(108,576)	$454,901	898	$(37,840)	$750,107	$592	$750,699

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2018	2017
Operating Activities:
Net income attributable to PriceSmart, Inc.	$55,332	$70,926
Adjustments to reconcile net income attributable to PriceSmart, Inc. to net cash provided by operating activities:
Depreciation and amortization	38,378	34,445
Allowance for doubtful accounts	25	—
Asset impairment and closure costs	1,929	—
(Gain)/loss on sale of property and equipment	587	1,106
Deferred income taxes	6,537	3,143
Equity in (gains) losses of unconsolidated affiliates	(3)	1
Stock-based compensation	7,469	7,328
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	3,173	(717)
Merchandise inventories	(15,254)	3,490
Accounts payable	(7,408)	(32,825)
Net cash provided by (used in) operating activities	90,765	86,897
Investing Activities:
Business acquisition, net of cash acquired	(23,895)	—
Additions to property and equipment	(74,788)	(99,541)
Deposits for land purchase option agreements	300	(300)
Proceeds from disposal of property and equipment	93	335
Net cash provided by (used in) investing activities	(98,290)	(99,506)
Financing Activities:
Proceeds from long-term bank borrowings	28,500	47,700
Repayment of long-term bank borrowings	(28,931)	(11,009)
Proceeds from short-term bank borrowings	82,092	678
Repayment of short-term bank borrowings	(81,758)	(17,179)
Cash dividend payments	(10,645)	(10,641)
Purchase of treasury stock for tax withholding on stock compensation	(1,916)	(2,011)
Proceeds from exercise of stock options	269	433
Net cash provided by (used in) financing activities	(12,389)	7,971
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(985)	(2,391)
Net increase (decrease) in cash, cash equivalents	(20,899)	(7,029)
Cash, cash equivalents and restricted cash at beginning of period	165,712	202,716
Cash, cash equivalents and restricted cash at end of period	$144,813	$195,687

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,652	$10,643

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31,	May 31,
	2018	2017
Cash and cash equivalents	$141,164	$192,106
Short-term restricted cash	676	816
Long-term restricted cash	2,973	2,765
Total cash and cash equivalents, and restricted cash shown in the statement of cash flows	$144,813	$195,687

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2018

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2018, the Company had 41 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica; five in Panama; four each in Trinidad and Dominican Republic;  three each in Guatemala and Honduras;  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven. The Company opened a new warehouse club in Santo Domingo, Dominican Republic in May 2018, bringing the total number of warehouse clubs operating in the Dominican Republic to four.  In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company plans to construct new warehouse clubs. In Panama, the site is in the city of Santiago and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo and, upon completion, will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings.  The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and South America.

PriceSmart also operates a cross-border logistics and e-commerce business through its Aeropost, Inc. (“Aeropost”) subsidiary, which it purchased during March 2018.  Aeropost operates directly or via agency relationships in 38 countries in Latin America and the Caribbean and has distribution and administration facilities in Miami, Florida.

Basis of Presentation – The interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (GAAP) for interim financial information. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

Reclassifications to consolidated statement of cash flows recorded during fiscal year 2018 for fiscal year 2017 – Accounting Standards Update (ASU) 2016-18 - The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years and will be applied using a retrospective transition method to each period presented.  The Company early adopted this ASU as of August 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash for each of the presented periods.

Additionally, the Company adopted Accounting Standards Update (ASU) 2016-09, effective as of September 1, 2017. The Company made certain elections and changes to account for share-based payments to employees according to the new standard as follows:

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for policy election to recognize forfeitures of restricted stock awards and units as they occur – The Company made a policy election to recognize forfeitures of restricted stock awards and units as they occur. Accordingly, the Company applied the modified retrospective transition method, with a cumulative-effect adjustment to prior year (August 31, 2017) retained earnings. Therefore, the Company recorded an increase to prior year retained earnings and a decrease to additional paid-in capital of $367,000 in each case. The table below summarizes the change to the prior year balance sheet (in thousands):

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

•

Furthermore, the new standard requires the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company has adopted this change, retrospectively, which resulted in $231,000 being reclassified from a financing activity to an operating activity for the nine months ended May 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, subsidiaries in which it has a controlling interest, and the Company’s joint ventures for which the Company has determined that it is the primary beneficiary.  The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income excludes income attributable to its noncontrolling interests.  Additionally, the interim consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the full year.

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  If the Company determines that it is not the primary beneficiary of the VIE, then the Company records its investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. Due to the nature of the joint ventures that the Company participates in and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined for its ownership interest in store-front joint ventures, within its Aeropost subsidiary, that the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Therefore, the Company has determined that it is the primary beneficiary of the VIEs and has consolidated these entities within its consolidated financial statements.  The Company's ownership interest in these store-front joint ventures, within its Aeropost subsidiary, for which the Company has consolidated their financial statements as of May 31, 2018, are listed below:

Aeropost Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
El Salvador	EL Salvador	60.0%	Consolidated
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

For the Company's ownership interest in real estate development joint ventures, since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.  The Company's ownership interest in real estate development joint ventures for which the Company has recorded under the equity method as of May 31, 2018 are listed below:

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

Goodwill and Other Intangibles – Goodwill and intangibles totaled $66.9 million as of May 31, 2018 and $35.6 million as of August 31, 2017.   In March 2018, the Company acquired Aeropost, Inc., which resulted in the addition of $32.1 million of goodwill and other intangibles. Please see the table below for a description and amounts assigned to each major asset class.  Please refer to Note 8 – Acquisition for additional information pertaining to each asset class acquired in the business combination.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests for impairment at least annually or when events or changes in circumstances indicate that it is more likely or than not that the asset is impaired.

The changes in the carrying amount of goodwill for the year ended May 31, 2018 are as follows (in thousands):

May 31,
2018
Goodwill at August 31, 2017	$35,642
Foreign currency exchange rate changes	(324)
Aeropost acquisition - see Note 8	16,033
Goodwill at May 31, 2018	$51,351

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes our acquired other intangible assets (in thousands) arising from the Aeropost acquisition:

May 31,
2018
Other intangibles at August 31, 2017	$—
Trade name	5,100
Developed technology	11,000
Other intangibles at May 31, 2018	$16,100
Amortization	(507)
Net other intangibles at May 31, 2018	$15,593

Total goodwill and other intangibles, net	$66,944

The table below shows our estimated amortization of intangibles for fiscal years 2018 through 2022 and thereafter is as follows (in thousands):

Twelve Month Ended August 31	Amount
2018	$1,120	(1)
2019	2,404
2020	2,411
2021	2,404
2022	2,404
Thereafter	5,357
Total	$16,100

(1)	Includes $507,000 of actual recorded amortization expense for the period ended May 31, 2018.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets.  However, as of August 31, 2016, there were three countries that lacked a clearly defined process. During the third and fourth quarters of fiscal year 2017, two of these countries clarified the refund mechanism, which we are currently pursuing. The Company, together with its tax and legal advisers, is currently seeking clarification in court in the remaining country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $377,000 and $1.2 million as of May 31, 2018, and August 31, 2017, respectively.  In another country in which the Company operates warehouse clubs, a new minimum income tax mechanism took effect in fiscal year 2015, which requires the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes. As of May 31, 2018, and August 31, 2017, the Company had deferred tax assets of approximately $2.2 million and $2.0 million, respectively, in this country. Also, the Company had an income tax receivable balance of $5.5 million and $4.3 million as of May 31, 2018 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 to 2017. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on these matters. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal 2019 will reduce the minimum tax rate.  Additionally,

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this law clarifies rules for reimbursement of excess minimum tax paid, which the Company believes will facilitate this reimbursement on a go-forward basis.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2018	2017
Prepaid expenses and other current assets	$7,256	$6,650
Other non-current assets	19,758	24,904
Total amount of VAT receivables reported	$27,014	$31,554

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2018	2017
Prepaid expenses and other current assets	$4,236	$6,403
Other non-current assets	17,347	10,492
Total amount of Income tax receivables reported	$21,583	$16,895

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Exit or Disposal Cost Obligations – In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017. As part of this transaction, the Company has recorded an exit obligation related to the lease of the previous distribution center. The obligation consists of the costs associated with the exit or disposal activity measured initially at its fair value as of May 1, 2017, the date on which the obligation was incurred. These costs are primarily comprised of the costs to terminate the operating lease and other associated costs, including costs to consolidate or close facilities, net of any potential sub-lease income the Company could receive during the remaining lease term. In periods subsequent to initial measurement, changes to the exit obligation, including any changes resulting from a revision to either the timing or the amount of estimated cash flows over the remaining lease period, is measured using the credit-adjusted risk-free rate that was used to measure the initial obligation. During the third quarter of fiscal year 2017, the Company initially recorded an obligation related to this exit activity for approximately $496,000 within other long-term liabilities. The Company’s exit obligation recorded as of May 31, 2018 and August 31, 2017 was immaterial.  Exit costs of approximately $870,000 were recorded to net merchandise cost of goods sold for the nine months ended May 31, 2018 and $751,000 for the nine months ended May 31, 2017.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2018 and August 31, 2017.

Fair Value Instruments.  The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 7 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2018 and August 31, 2017.

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

Self-Insurance  – As of October 1, 2017, PriceSmart, Inc. became self-insured for its employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its U.S. employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $581,000 as of May 31, 2018.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $1.9 million for the nine months ended May 31, 2018 related to the write off of internally developed software for e-commerce due to the Company’s acquisition of Aeropost, Inc. and its digital e-commerce platform.

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

The following table summarizes the amounts recorded for the three and nine months ended May 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Currency gain (loss)	$(575)	$1,101	$(87)	$1,088

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

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases.  ASC 842 will be effective for the Company on September 1, 2019, and the Company expects to apply the transition practical expedients allowed by the standard.  Note 5 – “Commitments and Contingencies” provides details on the Company’s current lease arrangements.  While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect will be to require recording right-of-use assets and corresponding lease obligations for current operating leases.  The Company expects the adoption of this guidance to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or cash flows.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption allowed. The Company adopted this guidance during the third quarter of fiscal year 2018.  Adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

•

The Company determined that the adoption of this guidance did not have a material effect on the result of operations and the calculation of earnings per share.  The Company has used the two-step method for the diluted earnings per share calculation over the last several years.

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

NOTE 3 – EARNINGS PER SHARE

The Company presents basic net income per share attributable to PriceSmart using the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share attributable to PriceSmart for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units issued pursuant to the 2013 Equity Incentive Award Plan.  The Company determines the diluted net income per share attributable to PriceSmart by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding stock options in the calculation of diluted net income per share attributable to PriceSmart under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share attributable to PriceSmart under the treasury stock method.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share attributable to PriceSmart for the three and nine months ended May 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Net income attributable to PriceSmart, Inc. per share available for distribution:	$18,694	$18,838	$55,332	$70,926
Less: Allocation of income to unvested stockholders	(244)	(272)	(642)	(1,034)
Net earnings available to common stockholders	$18,450	$18,566	$54,690	$69,892
Basic weighted average shares outstanding	30,137	30,043	30,105	30,010
Add dilutive effect of stock options (two-class method)	—	2	—	4
Diluted average shares outstanding	30,137	30,045	30,105	30,014
Basic	$0.61	$0.62	$1.82	$2.34
Diluted	$0.61	$0.62	$1.82	$2.34

NOTE 4 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2018 and 2017 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	N/A	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	8/31/2017	N/A	$0.35

The Company anticipates the ongoing semi-annual payment of dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Nine Months Ended May 31, 2018
	Attributable to PriceSmart		Noncontrolling Interests	Total
Beginning balance, September 1, 2017	$(110,059)		$—	$(110,059)
Foreign currency translation adjustments	(134)		8	(126)
Defined benefit pension plans	101		—	101
Derivative Instruments	1,516	(1)	—	1,516
Ending balance, May 31, 2018	$(108,576)		$8	$(108,568)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended May 31, 2017
	Attributable to PriceSmart		Noncontrolling Interests	Total
Beginning balance, September 1, 2016	$(103,951)		$—	$(103,951)
Foreign currency translation adjustments	(4,700)		—	(4,700)
Derivative Instruments	364	(1)	—	364
Amounts reclassified from accumulated other comprehensive income (loss)	29	(2)	—	29
Ending balance, May 31, 2017	$(108,258)		$—	$(108,258)

	Twelve Months Ended August 31, 2017
	Attributable to PriceSmart		Noncontrolling Interests	Total
Beginning balance, September 1, 2016	$(103,951)		$—	$(103,951)
Foreign currency translation adjustments	(6,297)		—	(6,297)
Defined benefit pension plans	(166)		—	(166)
Derivative Instruments	316	(1)	—	316
Amounts reclassified from accumulated other comprehensive income (loss)	39	(2)	—	39
Ending balance, August 31, 2017	$(110,059)		$—	$(110,059)

(1)	See Note 7 - Derivative Instruments and Hedging Activities.
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

	May 31,	August 31,
	2018	2017
Retained earnings not available for distribution	$6,753	$6,459

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  In the quarter ended May 31, 2018, as part of the tax Company’s acquisition of Aeropost, the Company booked uncertain income tax positions in the amount of $3.1 million. There were no other significant changes in the Company's uncertain income tax positions as of May 31, 2018 and August 31, 2017.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2018 and August 31, 2017, the Company has recorded within other accrued expenses a total of $3.0 million and $3.4 million, respectively, for various non-income tax related tax contingencies.

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

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. One of the Company’s subsidiaries received assessments claiming $2.8 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company. In addition, this subsidiary received assessments totaling $5.6 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. However, the Company had to submit these amounts as advance payments to the government while it appeals.

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of May 31, 2018 and August 31, 2017, the Company had deferred tax assets of approximately $2.2 million and $2.0 million in this country, respectively.  Also, the Company had an income tax receivable balance of $5.5 million and $4.3 million as of May 31, 2018 and August 31, 2017, respectively, related to excess payments from fiscal years 2015 to 2017.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal 2019 will reduce the minimum tax rate.  Additionally, this law clarifies rules for reimbursement of excess minimum tax paid, which the Company believes will facilitate this reimbursement on a go-forward basis.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Maturity of
Years ended May 31,	Lease Liabilities (1)
2019	$13,509
2020	12,138
2021	10,597
2022	9,284
2023	9,412
Thereafter	113,315
Total	$168,255	(2)(3)

(1)

Operating lease obligations have been reduced by approximately $1.7 million to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $2.6 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, no reduction was considered for the potential sub-lease income the Company could receive during the remaining lease term for unexecuted subleases. However, projected income for any executed sub-leases would be used to reduce the amount reported as minimum lease payments. Potential sub-lease income was considered, however, for the purposes of calculating the exit obligation which was immaterial on the balance sheet as of May 31, 2018.

(3)

Future minimum lease payments do not include the approximately $31.6 million of minimum lease payments related to the Honduras lease extension contract entered into in June 2018.  See Note 10 – Subsequent Events.

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  Some portions of the vacated previously leased space were subleased (and subsequently returned to the landlord). As part of the agreement to return one sublease to the landlord, the Company was required to execute and deliver to the landlord of the leased facility a letter of credit (“LOC”) in the amount of $500,000 which entitles the landlord to draw on the LOC if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of May 31, 2018 and as of August 31, 2017, the Company had approximately $7.9 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits as of May 31, 2018 and August 31, 2017 approximately $545,000.  The land purchase option agreements can be canceled at the sole option of the Company, with the deposits being fully refundable until all permits are issued.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $14.4 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a tresult of its involvement in these joint venture as of May 31, 2018 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$274	$7,292	$99	$7,391
Price Plaza Alajuela, S.A.	50%	2,193	1,236	48	3,477	785	4,262
Total		$6,809	$3,638	$322	$10,769	$884	$11,653

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

The Company contracts for distribution center services in Mexico. The contract for this distribution center's services expires on August 31, 2020, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $373,000.

The Company contracts for off-site data recovery services as part of its disaster recovery plan.  The contract for these data recovery services expires on November 30, 2019.  Future minimum service commitments related to this contract are approximately $372,000 and $186,000 for 12-month periods ending May 31, 2019 and for the remaining six-month period ending November 30, 2019, respectively.

NOTE 6 – DEBT

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.   The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Outstanding
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2018	$72,750	$334	$2,610	$69,806	4.0%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of May 31, 2018 and August 31, 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2018 and August 31, 2017, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the nine months ended May 31, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,500	13,500	15,000
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loans by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(3,000)	(3,000)	(6,000)
Regularly scheduled loan payments	(3,739)	(9,829)	(13,568)
Reclassifications of long-term debt	2,479	(2,479)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	146	(160)	(14)
Balances as of May 31, 2018	$14,644	$91,208	$105,852	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $129.5 million. No cash assets were assigned as collateral for these loans.

In March 2018, the Company's Panama subsidiary entered into a loan agreement with Scotiabank. The agreement provides for a US $15.0 million loan to be repaid in five years, renewable at the Bank’s exclusive option for one additional period of five years. The loan is to be repaid with quarterly principal and monthly interest payments. The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 23, 2018.

In March 2018, December 2017 and September 2017 the Company’s Trinidad subsidiary paid off the outstanding principal balances of U.S. $1.5 million, $1.5 million, and $3.0 million, respectively, on a loan agreement entered into with Citibank.

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

On March 31, 2017, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, N.A. The agreement provides for a $12.0 million loan to be repaid in eight quarterly principal payments plus interest.  The interest rate is set at the 90 day LIBOR rate plus 3%.  The loan was funded on March 31, 2017. As of May 31, 2018, Company's Trinidad subsidiary has repaid $4.5 million on this loan in addition of regularly scheduled loan payments.  As of May 31, 2018, the remaining balance on this loan was $3.0 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of May 31, 2018, the Company had approximately $96.1 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2018, the Company was in compliance with all covenants or amended covenants.

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

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2019	$14,644
2020	23,281
2021	12,881
2022	6,621
2023	4,125
Thereafter	44,300
Total	$105,852

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of business, including foreign currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts do not qualify for derivative hedge accounting.  The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features.

Cash Flow Hedges

As of May 31, 2018, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2018:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc (1)	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month LIBOR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras (2)	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	Refinanced on February 26,2018
Honduras (2)	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.00%	9.75%	29th day of May, August, November and February beginning on May 29, 2018	February 26,2018 - February 24, 2023
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month LIBOR plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	Settled on October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day LIBOR plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019

(1)	The initial notional amount and fixed rate were modified effective January 2017.
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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended May 31, 2018 and 2017, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2018	$1,136	$277	$1,413
Interest expense for the three months ended May 31, 2017	$1,080	$425	$1,505
Interest expense for the nine months ended May 31, 2018	$2,859	$774	$3,633
Interest expense for the nine months ended May 31, 2017	$2,584	$1,206	$3,790

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2018	2017
Union Bank	$35,700	$35,700
Citibank N.A.	28,725	26,088
Scotiabank	11,324	13,724
Total	$75,749	$75,512

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2018			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,046	$(618)	$1,428	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	2,035	(456)	1,579	—	—	—
Interest rate swaps	Other long-term liabilities	—	—	—	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(537)	161	(376)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$3,544	$(913)	$2,631	$1,865	$(735)	$1,130

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of May 31, 2018.

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
PSMT, Inc.	29-May-18	MUFG Union Bank, N.A.	Forward foreign exchange contracts (USD)	$577	4-Jun-18	May 29, 2018 - June 04, 2018

For the three and nine months ended May 31, 2018, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Income Statement Classification	2018	2017	2018	2017
Other income (expense), net	$20	$(177)	$(141)	$106

NOTE 8 – ACQUISITION

On March 15, 2018, the Company acquired Aeropost, Inc. The acquisition has been accounted for in conformity with ASC  Topic 805, Business Combinations.  The acquisition of Aeropost, Inc. will allow PriceSmart to offer new online shopping options and provides an opportunity to accelerate the development of an omni-channel shopping experience for the Company’s members.  The Company paid $29.0 million in cash. Under the merger agreement, $5.0 million of the total consideration has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost, Inc. executives remaining employed with the Company for 15 months from the date of closing. The amount placed in escrow also can be used to satisfy any indemnification claims and post-closing adjustments in favor of the Company. This contingent consideration is accounted for as post-combination compensation expense, reduces the total consideration and will be recorded over this 15 month period. The post-acquisition compensation expense is recorded as prepaid expenses and other current assets on the consolidated balance sheet, and has been treated as use of cash from operating activities on the consolidated statement of cash flows.

Below is the table that summarizes the total purchase price consideration (in thousands):

May 31,
2018
Estimated consideration on the acquisition date	$30,046
Estimated assumed net debt at acquisition date	(1,093)
Total cash consideration	28,953
Post-combination compensation expense, net of claims	(3,850)
Business acquisition, net assets acquired	$25,103
Cash acquired	1,208
Business acquisition, net of cash acquired	$23,895

The Company is still finalizing the allocation of the purchase price, therefore, the purchase price allocation or the provisional measurements of intangible assets, goodwill and deferred income tax assets or liabilities may be adjusted if the Company recognizes additional assets or liabilities to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company expects to complete the allocation of purchase price during fiscal year 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the preliminary purchase price allocation at the acquisition date are as follows (in thousands):

	May 31,
	2018
Current assets	$4,196
Other non-current assets	746
Property, plant and equipment	2,059
Intangible assets	16,100
Goodwill	16,033
Total assets acquired	$39,134
Current liabilities	(5,862)
Non-current liabilities	(7,607)	(1)
Noncontrolling interest	(562)
Net assets acquired	$25,103

(1)	Includes the recognition of $3.1 million of income tax contingencies.

Goodwill represents the excess of the total purchase price over the fair value of the underlying assets. The goodwill is expected not to be deductible for tax purposes.

The following sets forth the results of the amounts preliminarily assigned to the identifiable intangible assets acquired (in thousands):

	Amortization	Fair value of
	Period	Assets Acquired
Trade name	25 years	$5,100
Developed technology	5 years	11,000
Total assets acquired		$16,100

The fair value of the intangible assets is measured based on assumptions and estimations with regards to variable factors such as the amount and timing of future cash flows, appropriate risk-adjusted discount rates, nonperformance risk or other factors that market participants would consider. The trade name and developed technology were valued using the income-based approach and royalty income method, respectively. Intangible assets are amortized on a straight-line basis over the amortization periods noted above, which is included in general and administrative expenses on the accompanying interim unaudited consolidated statements of income.

The following unaudited pro forma financial information shows the combined results of operations of the Company, including Aeropost, as if the acquisition had occurred as of the beginning of the periods presented (in thousands):

	Nine Months Ended
	2018	2017
Pro forma total revenues	$2,410,581	$2,296,135
Pro forma net income attributable to PriceSmart, Inc. (1)	$46,202	$64,163
Pro forma net income attributable to noncontrolling interest	$415	$187
Total revenue included in the Consolidated Statement of Income since acquisition	$7,835	N/A
Net income/(loss) included in the Consolidated Statement of Income since acquisition	$(2,290)	N/A

(1)

Includes the pro forma recognition of $2.2 million of post-combination compensation expense, which represents completion of nine of the fifteen months of continued service required to satisfy the $3.8 million remaining purchase price contingency, and $1.3 million for the amortization of intangible assets for the nine months ended May 31, 2018.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 41 warehouse clubs located in 13 countries/territories that are located in Central America, the Caribbean and Colombia.  The Company also acquired a cross-border logistics and e-commerce provider whose central offices and primary distribution facility are located in Miami, which provides service in 38 countries in Latin America and the Caribbean.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, cross-border logistics, and e-commerce, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. The Company has aggregated its cross-border logistics and e-commerce operations within the United States reporting segment.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)(2)	Total
Three Months Ended May 31, 2018
Revenue from external customers	$17,802	$451,597	$214,506	$98,296	$—	$782,201
Intersegment revenues	291,925	—	1,087	376	(293,388)	—
Depreciation and amortization	2,245	6,050	2,934	2,337	—	13,566
Operating income	(883)	31,257	11,538	2,989	(16,472)	28,429
Net income (loss) attributable to PriceSmart, Inc.	(2,792)	25,485	10,074	2,377	(16,450)	18,694
Capital expenditures, net	3,024	12,803	14,368	873	—	31,068

Nine Months Ended May 31, 2018
Revenue from external customers	$35,087	$1,397,668	$663,317	$292,764	$—	$2,388,836
Intersegment revenues	906,114	—	3,265	693	(910,072)	—
Depreciation and amortization	5,680	17,459	8,343	6,896	—	38,378
Operating income	3,354	100,463	36,763	8,198	(49,919)	98,859
Net income (loss) attributable to PriceSmart, Inc.	(17,182)	82,997	33,000	6,414	(49,897)	55,332
Capital expenditures, net	4,612	35,364	33,997	2,729	—	76,702
Long-lived assets (other than deferred tax assets)	72,343	312,468	148,789	125,699	—	659,299
Goodwill and intangibles, net	31,626	30,770	4,548	—	—	66,944
Total assets	160,793	562,401	333,985	189,291	—	1,246,470

Three Months Ended May 31, 2017
Revenue from external customers	$6,455	$438,871	$201,007	$83,925	$—	$730,258
Intersegment revenues	259,337	—	853	31	(260,221)	—
Depreciation and amortization	1,788	5,142	2,594	2,359	—	11,883
Operating income	245	31,444	9,706	1,410	(15,179)	27,626
Net income (loss) attributable to PriceSmart, Inc.	(1,795)	25,901	9,251	660	(15,179)	18,838
Capital expenditures, net	2,336	6,895	2,015	770	—	12,016

Nine Months Ended May 31, 2017
Revenue from external customers	$25,381	$1,351,099	$627,544	$259,102	$—	$2,263,126
Intersegment revenues	847,368	—	3,726	53	(851,147)	—
Depreciation and amortization	4,837	15,146	7,583	6,879	—	34,445
Operating income	10,166	102,410	35,531	3,238	(45,938)	105,407
Net income (loss) attributable to PriceSmart, Inc.	5,998	81,764	28,333	769	(45,938)	70,926
Capital expenditures, net	54,465	33,112	8,554	2,288	—	98,419
Long-lived assets (other than deferred tax assets)	69,141	289,405	107,542	127,528	—	593,616
Goodwill and intangibles, net	—	31,113	4,519	—	—	35,632
Total assets	142,643	524,806	295,431	180,996	—	1,143,876

As of August 31, 2017
Long-lived assets (other than deferred tax assets)	$70,353	$296,915	$122,616	$126,206	$—	$616,090
Goodwill and intangibles, net	—	31,118	4,524	—	—	35,642
Total assets	147,650	544,683	303,234	181,947	—	1,177,514

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)	The reconciling items contain a $22,000 adjustment for net income attributable to non-controlling interest.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2018, through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Other Commitments

In June 2018, the Company entered into a lease extension contract in Honduras, which will increase its future minimum lease commitments by approximately $31.6 million.  The original lease was due to expire on May 30, 2020.

Years Ended May 31,
2019	$—
2020	—
2021	1,250
2022	1,250
2023	1,250
Thereafter	27,813
Total	$31,563

Financing Transactions

On June 15, 2018, the Company entered into a five-year interest rate swap with Scotiabank in which the Company will receive interest based on the three-month LIBOR rate plus 3.00% on a quarterly amortizing initial notional value of U.S.  $14.6 million and pay fixed interest of approximately 6.0% on a quarterly amortizing initial notional value of $14.6 million. The derivative instrument requires 57 monthly net settlements of interest.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the following external and internal risks:

External Risks:

•	Natural disasters that might cause damages not covered by insurance;
•	Negative macroeconomic conditions;
•	Volatility in foreign currency exchange rates and limitations on our ability to convert foreign currency to U.S. dollars;
•	Changes in, and inconsistent enforcement of, laws and regulations in countries where we operate, including those related to tariffs and taxes;
•	Compliance risks;
•

Crime and security concerns, which can adversely affect the economies of the countries in which we operate and which require us to incur additional costs to provide additional security at our warehouse clubs;

•	Recoverability of moneys owed to PriceSmart from governments in countries where we do business;
•	The possibility of operational interruptions related to union work stoppages; and
•	Political instability, such as recent unrest in Honduras and the ongoing anti-government protests in Nicaragua, which have disrupted our operations there.

Internal Risks:

•	Timely identification or effectively responding to changes in consumer shopping preferences with resulting negative effects on our sales and market share;
•	Significant competition, including from international online retailers;
•	Limitations on the availability of appropriate sites for new warehouse clubs could adversely affect growth;
•	Increased costs due to delays or failure in our efforts to integrate our online commerce with our traditional brick and mortar business;
•	Acquisitions, such as our acquisition of Aeropost, Inc. in March 2018, may expose us to additional risks;
•	Cost increases from product and service providers;
•	Interruption of supply chains, which might adversely impact on our ability to import merchandise;
•	Failure to maintain our brand’s reputation;
•	Exposure to product liability claims and product recalls;
•	Failure to maintain our computer systems and/or disruption in those systems;
•	Delays or cost overruns implementing our anticipated new Enterprise Resource Planning system;
•	Any failure to maintain the security of the information we hold relating to our company, our members, employees and suppliers;
•	Failure to attract and retain qualified employees, significant increases in wage and benefit expenses, or changes in labor laws with consequent material adverse effect on our financial performance;
•	Changes in accounting standards affecting management's financial assumptions, projections, estimates and judgments; and
•

A few of our stockholders own approximately 25.3% of our voting stock as of May 31, 2018, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

The risks described above as well as the other risks detailed in the Company’s U.S. Securities and Exchange Commission (“SEC”) reports, including the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 filed on October 26, 2017 (see “Part I - Item 1A - Risk Factors”) could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2018 and 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating warehouse club subsidiaries as of May 31, 2018 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of May 31, 2018 for each country or territory are as follows:

			Anticipated
	Number of	Number of	Additional
	Warehouse Clubs	Warehouse Clubs	Warehouse
	in Operation as of	in Operation as of	Club Openings
Country/Territory	August 31, 2017	May 31, 2018	In Fiscal Year 2019
Colombia	7	7	—
Costa Rica	6	7	—
Panama	5	5	1
Trinidad	4	4	—
Dominican Republic	3	4	1
Guatemala	3	3	—
Honduras	3	3	—
El Salvador	2	2	—
Nicaragua	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Totals	39	41	2

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

We opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven. The Company opened a new warehouse club in Santo Domingo, Dominican Republic in May 2018, bringing the total number of warehouse clubs operating in the Dominican Republic to four. In May 2018, we acquired land in Panama and the Dominican Republic upon which we plan to construct new warehouse clubs. In Panama, the site is in the city of Santiago and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo and, upon completion, will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings.  The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and South America.

PriceSmart also operates a cross-border logistics and e-commerce business through its Aeropost, Inc. subsidiary which we purchased in March 2018.  Aeropost operates in 38 countries directly or via agency relationships in Latin America and the Caribbean and has distribution and administration facilities in Miami, Florida.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. In the first nine months of fiscal year 2018 and during fiscal year 2017, approximately 78% and 77%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar.  Of those sales that were currencies other than the U.S. dollar, approximately 52% were comprised of sales of products we purchased in U.S. dollars. A devaluation of the local currency not only reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, but also increases the local currency price of imported merchandise, which impacts demand for a significant portion of the Company’s merchandise offering.  For example, changes in the value of the Colombian peso (“COP”) relative to the U.S. dollar negatively impacted sales and margins in that market during fiscal years 2015 and 2016.  A stabilization of the currency during fiscal year 2017 contributed to improving business conditions in Colombia, resulting in sales growth and a return to operating profitability in our Colombia segment that has continued into the first nine months of fiscal year 2018.

From time to time the markets in which we operate experience cycles of economic activity that can negatively impact our business. For example, Trinidad, which depends on oil and gas exports as a major source of income, has been experiencing overall difficult economic conditions for the past 18 months. These adverse economic conditions, combined with government policies intended to manage foreign currency reserves, have adversely affected consumer spending. Other countries where recent general market conditions have provided a difficult operating environment during the first nine months of fiscal year 2018 include Panama and Barbados.  Our business in USVI, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September and October, has rebounded due to the re-construction efforts and the difficulty other retailers are having in becoming fully operational.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, when national elections are being held, the political situation can introduce uncertainty about how the leadership change may impact the economy and affect near-term consumer spending. As has been the case during the first nine months of fiscal year 2018 in Honduras and Nicaragua, political turmoil can result in local unrest, resulting in curfews and reduced operating hours, and interrupt the normal flow of merchandise to our warehouse clubs.  The need for increased tax revenue in certain countries can cause changes in tax policies affecting consumers’ personal tax rates and/or added consumption taxes, such as VAT (value-added taxes), effectively raising the prices of various products and impacting demand.

In the past we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first nine months of fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradeable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the third quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past nine months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we are importing.  As of May 31, 2018, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $6.3 million, an increase of $10.3 million from August 31, 2017 when our Trinidad subsidiary had net U.S. dollar denominated assets position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable net merchandise sales and our membership income. At times, we make strategic investments that are focused on the long-term growth of the Company. These investments can impact near-term results, such as when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income, or when we open a new warehouse club in an existing market, which can reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs.

Current and Future Management Actions

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire a significant amount of merchandise internationally, a significant portion of which we receive at our Miami distribution centers.  In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This new distribution facility has increased our ability to efficiently receive, handle and distribute merchandise. We then ship the merchandise either directly to our warehouse clubs or to regional distribution centers located in some of our larger markets. Our ability to efficiently receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are investing in regional distribution centers.  We recently entered into a long-term lease for a 107,640 square foot distribution center in Costa Rica. We expect to begin operating this distribution center during the fall of 2018.  In August 2017, we entered into a long-term lease for a 52,463 square foot distribution center in Panama that we occupied in September 2017.  We expect that both these new distribution centers will improve the merchandise flow and in-stock conditions in our warehouse clubs, reduce merchandise costs and facilitate online sales to our members.

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

We are currently engaged in the selection and planning and estimating the resources required for the implementation of a new Enterprise Resource Planning (ERP) system.  The ERP system is software technology that serves virtually the entire core activities of our business by providing data management systems and a continuous flow of information for business operations.  Our company has made the decision to replace our outdated technology that was no longer capable of serving our future requirements.  Our new ERP will be “cloud” based and will provide a technology platform to support the future growth of our business.  The new ERP system will be expensive, will require time to implement, and will place demands on our management team as they adapt to the new systems.

This past year our company created an Innovation Committee of the Board of Directors and an Innovation Management Team.  The Innovation Committee and Team have focused most of their attention on the topics of online shopping technology, delivery services alternatives for online orders and alternative methods of payment for our members. On March 15, 2018, the Company acquired Aeropost, Inc. The acquisition of Aeropost will allow us to offer new online shopping options and provide an opportunity to accelerate the development of an omni-channel shopping experience for our members providing them with efficient and low-cost cross-border delivery services, a wider assortment of products and services available to purchase online, and a more user friendly ordering system and delivery service.   The Company used cash on hand to pay for the consideration for Aeropost and for the fees and expenses incurred in connection with the acquisition of Aeropost.  The net cash consideration given was approximately $23.9 million. Our total payment for the acquisition also included $5.0 million that we have recorded as a post- combination compensation expense.  Under the merger agreement, this amount has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost, Inc. executives remaining employed with the Company for 15 months from the date of closing. Because the escrow also may be used to satisfy claims by us for post-closing purchase price adjustments or indemnification claims, the amount we recorded as compensation expense may be reduced by the amount of these adjustments and claims. As of May 31, 2018, this amount has been reduced by expected indemnification claims and purchase price adjustments to approximately $3.9 million. The Innovation Team is working with PriceSmart management to facilitate the integration of Aeropost into the operating systems of PriceSmart, Inc. During the third quarter, we consolidated Aeropost’s financial statements with our financial statements. Consolidation of this entity will create current period to prior period variances, which we have explained below.

Financial highlights for the third quarter of fiscal year 2018 included:

•	Net merchandise sales increased 5.6% over the same prior year period. We ended the quarter with 41 warehouse clubs compared to 39 warehouse clubs at the end of the third quarter of fiscal year 2017.
•	Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13-weeks ended June 3, 2018 increased 2.7%.
•	Membership income for the third quarter of fiscal year 2018 increased 6.8% to $12.9 million over the comparable prior year period.
•

Warehouse gross profits (net merchandise sales less associated cost of goods sold) increased $10.0 million over the comparable prior year period and warehouse gross profits as a percent of net merchandise sales were 14.6%, an increase of 60 basis points (0.6%) from the same period last year.

•	Operating income for the third quarter of fiscal year 2018 was $28.4 million or 3.6% of total revenues, compared to $27.6 million or 3.8% of total revenues in the third quarter of fiscal year 2017.
•	We recorded a $575,000 net currency loss from currency transactions in the current quarter compared to a $1.1 million net currency gain in the same period last year.
•	The effective tax rate for the third quarter of fiscal year 2018 was 30.3%. The effective tax rate for the third quarter of fiscal year 2017 was 31.0%.
•

Net income attributable to PriceSmart for the third quarter of fiscal year 2018 was $18.7 million, or $0.61 per diluted share, compared to $18.8 million, or $0.62 per diluted share, in the comparable prior year period.

Financial highlights for the nine months ended May 31, 2018 included:

•	Net merchandise sales increased 5.2% over the same prior year period. We ended the quarter with 41 warehouse clubs compared to 39 warehouse clubs at the end of the third quarter of fiscal year 2018.
•

Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 39-weeks ended June 3, 2018 grew 3.0% from the comparable 39-week period a year ago.

•	Membership income for the first nine months of fiscal year 2018 increased 6.6% to $37.9 million.
•	Warehouse gross profits (net merchandise sales less associated cost of goods sold) as a percent of net merchandise sales for the first nine months of fiscal year 2018 and 2017 were 14.5%.
•	Operating income for the first nine months of fiscal year 2018 was $98.9 million, a decrease of $6.5 million compared to $105.4 million for the first nine months of fiscal year 2017.
•	We recorded an $87,000 net currency loss from currency transactions in the current nine-month period compared to a gain of $1.1 million for the nine-month period ended May 31, 2017.
•

The effective tax rate for the first nine months of fiscal year 2018 was 42.5%, mostly related to a one-time transitional repatriation tax on unremitted foreign earnings totaling $13.4 million as part of the U.S. Tax Reform.  The effective tax rate was 31.0% for the first nine months of May 31, 2017.

•

Net income attributable to PriceSmart for the first nine months of fiscal year 2018 was $55.3 million, or $1.82 per diluted share, compared to $70.9 million, or $2.34 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2018 AND 2017

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2018 with the three-month and nine-month periods ended on May 31, 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2018 and 2017.

	Three Months Ended

	May 31, 2018				May 31, 2017

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$442,980	59.0%	$12,448	2.9%	$430,532	60.6%
Caribbean	211,189	28.1%	13,308	6.7%	197,881	27.8%
Colombia	96,304	12.8%	14,018	17.0%	82,286	11.6%
Net merchandise sales	$750,473	100.0%	$39,774	5.6%	$710,699	100.0%

	Nine Months Ended

	May 31, 2018				May 31, 2017

	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,371,926	59.3%	$45,409	3.4%	$1,326,517	60.3%
Caribbean	653,459	28.3%	35,275	5.7%	618,184	28.1%
Colombia	287,062	12.4%	32,712	12.9%	254,350	11.6%
Net merchandise sales	$2,312,447	100.0%	$113,396	5.2%	$2,199,051	100.0%

Comparison of Three Months and Nine Months Ended May 31, 2018 and 2017

Overall net merchandise sales growth of 5.6% for the third quarter resulted from a 4.6% increase in transactions and a 0.9% increase in average ticket.  For the nine months ended May 31, 2018, sales growth of 5.2% resulted from a 4.7% increase in transactions and a 0.4% increase in average ticket.

Net merchandise sales in our Central America segment increased 2.9% and 3.4% for the third quarter and the first nine months of fiscal year 2018, respectively, primarily due to the addition of the Santa Ana, Costa Rica warehouse club that opened in October 2017 and overall positive sales growth in Costa Rica.  Panama continues to experience lower sales, reporting lower quarterly and year to date sales when compared to the prior year.  Nicaragua reported lower quarterly sales when compared to the prior year, due to recent political unrest within that market.  All other Central American countries recorded positive growth in merchandise sales for the three-month and nine-month period.

The Caribbean segment continued to show improvement in sales growth over the past few quarters.  Trinidad, our largest market in the segment, experienced positive sales growth of 1.2% for the third quarter. This growth demonstrates steady improvement from the flat or negative sales growth experienced in each of the five quarters prior to the second quarter of fiscal year 2018.  All other countries in the segment recorded positive sales growth for both the three-month and nine-month periods, with the exception of Barbados. Sales in the Company’s USVI warehouse club grew 43.8% and 33.6%, respectively, for the third quarter and for the first nine months of fiscal year 2018.  Despite significant business interruption in September due to the hurricanes that hit the island, the return to normal operations in October and November have resulted in strong sales through May 31, 2018, as some other retailers in the market have not fully recovered or remain closed.

Net merchandise sales in our Colombia segment continued to record the highest rate of growth of 17.0% and 12.9% for the three-month and for the nine-month periods, respectively, compared to a year ago, primarily driven by transaction growth.

Comparable Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher net merchandise sales on the weekends.  Further, each of the warehouse clubs used in the calculations was open for at least 13 ½  calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse club opened in Costa Rica in October 2017 will not be used in the calculation of comparable sales until December 2018.  Sales related to the warehouse club opened in the Dominican Republic in May 2018 will not be used in the calculation of comparable sales until July 2019.

The following tables indicate comparable net merchandise sales in the reportable segments in which we operate, and the percentage growth in net merchandise sales by segment during fiscal years 2018 and 2017.

	Thirteen Weeks Ended
	June 3, 2018	June 4, 2017
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(1.0)%	1.5%
Caribbean	4.5%	0.4%
Colombia	17.9%	9.8%
Consolidated segments	2.7%	2.2%

	Thirty-Nine Weeks Ended
	June 3, 2018	June 4, 2017
	% Increase in comparable net merchandise sales	% Increase in comparable net merchandise sales
Central America	0.1%	1.2%
Caribbean	5.1%	(1.8)%
Colombia	13.6%	12.3%
Consolidated segments	3.0%	1.4%

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

Comparable merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended June 3, 2018 grew 2.7%.  Comparable merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 39-week period ended June 3, 2018 grew 3.0%.

Central America comparable merchandise sales for the 13-week period and for the 39-week period were impacted by the opening of the Company’s seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable net merchandise sales, resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable net merchandise sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable net merchandise sales.  We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the comparable net merchandise sales for the Central America segment by 180 basis points (1.8%) and by 190 basis points (1.9%) for the 13- and 39-week periods, respectively.  New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently.

The Caribbean segment experienced positive comparable merchandise sales for both the 13- and 39-week periods, for fiscal year 2018, on improving conditions in all markets compared to the year earlier period, particularly Trinidad, Dominican Republic and USVI.

Comparable merchandise sales in Colombia for the 13-week and 39-week periods increased 17.9% and 13.6%, respectively.  The comparable warehouse sales growth benefitted from the positive effect of a much stronger local currency compared to the prior year.

Membership Income

	Three Months Ended
	May 31,				May 31,
	2018				2017
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$7,870	$353	4.7%	1.8%	$7,517
Membership income - Caribbean	3,126	156	5.3	1.5	2,970
Membership income - Colombia	1,856	305	19.7	1.9	1,551
Membership income - Total	$12,852	$814	6.8%	1.7%	$12,038

	Nine Months Ended
	May 31,				May 31,
	2018				2017
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$23,364	$1,114	5.0%	1.7%	$22,250
Membership income - Caribbean	9,290	417	4.7	1.4	8,873
Membership income - Colombia	5,276	818	18.3	1.8	4,458
Membership income - Total	$37,930	$2,349	6.6%	1.6%	$35,581

Number of accounts - Central America	841,656	15,678	1.9%		825,978
Number of accounts - Caribbean	409,090	16,567	4.2		392,523
Number of accounts - Colombia	330,089	17,117	5.5		312,972
Number of accounts - Total	1,580,835	49,362	3.2%		1,531,473

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

Membership income is recognized ratably over the one-year life of the membership. The average number of member accounts during the third quarter of fiscal year 2018 was 3.2% higher than during the same period a year ago. The income recognized per average member account increased 3.2%. In February 2017, we increased the annual membership fee in Colombia by 15.4% to COP 75,000, which had the effect of increasing the membership income per average membership account in Colombia by 13.3% in the quarter compared to the third quarter of last year. In addition, we introduced the Platinum membership in Panama and Dominican Republic, which contributed to an increase in the membership income per average membership account by 3.8% (excluding Colombia).  We plan to introduce the Platinum membership within our Trinidad market during July 2018.

The Company had a net increase of 49,362 membership accounts over the past twelve months.  Membership accounts in Colombia increased 17,117 on improving renewal rates and continued new membership sign-ups, mostly associated with the Chia warehouse club.  The Company’s twelve-month renewal rate for the period ended May 31, 2018 was 85%, which is the same as the rate for the twelve-month period ended August 31, 2017.  Excluding Colombia, the twelve-month renewal rate was 87% as of May 31, 2018.

Other Revenue and Income

	Three Months Ended
	May 31, 2018			May 31, 2017
	Amount	Increase from prior year	% Change	Amount
Other revenue and income	$8,909	$7,863	751.7%	$1,046

	Nine Months Ended
	May 31, 2018			May 31, 2017
	Amount	Increase from prior year	% Change	Amount
Other revenue and income	$11,207	$8,094	260.0%	$3,113

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

Other revenue and income consists of rental income and miscellaneous income.  On March 15, 2018 the Company acquired Aeropost, Inc.  Aeropost is a cross-border logistics and e-commerce provider whose sales are primarily generated from freight and delivery services.  These freight and delivery services will be recorded as part of other income going forward.  We recorded during the quarter approximately $7.8 million in other income related to these activities accounting for the three-month and nine-month periods when compared to the same periods the prior year.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2018	May 31, 2017	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$750,473	$710,699	$39,774
Merchandise sales gross margin	$109,224	$99,244	$9,980
Merchandise gross margin percentage	14.6%	14.0%	0.6%

Revenues
Total revenues	$782,201	$730,258	$51,943
Percentage change from comparable period			7.1%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	2.7%	2.2%	0.5%

Gross margin
Total gross margin	$129,507	$112,660	$16,847
Gross margin percentage to total revenues	16.6%	15.4%	1.2%

Selling, general and administrative
Selling, general and administrative	$101,078	$85,034	$16,044
Selling, general and administrative percentage of total revenues	12.9%	11.6%	1.3%

Operating income- by segment
Operating income - Central America	$31,257	$31,444	$(187)
Operating income - Caribbean	$11,538	$9,706	$1,832
Operating income - Colombia	$2,989	$1,410	$1,579
Operating Income - United States	$(883)	$245	$(1,128)
Reconciling Items (1)	$(16,472)	$(15,179)	$(1,293)
Operating income - Total	$28,429	$27,626	$803
Operating income as a percentage of total revenues	3.6%	3.8%	(0.2)%

Warehouse clubs
Warehouse clubs at period end	41	39	2
Warehouse club square feet at period end (2)	2,074	1,940	134

(1)

Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

(2)	Warehouse club square feet at period end has been updated to reflect sales floor square feet vs. total building square feet to align with industry standards.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2018	May 31, 2017	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,312,447	$2,199,051	$113,396
Merchandise sales gross margin	$334,607	$319,304	$15,303
Merchandise gross margin percentage	14.5%	14.5%	(0.1)%

Revenues
Total revenues	$2,388,836	$2,263,126	$125,710
Percentage change from comparable period			5.6%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	3.0%	1.4%	1.6%

Gross Margin
Total gross margin	$383,117	$359,294	$23,823
Gross Margin percentage to total revenues	16.0%	15.9%	0.2%

Selling, general and administrative
Selling, general and administrative	$284,258	$253,887	$30,371
Selling, general and administrative percentage of total revenues	11.9%	11.2%	0.7%

Operating income - by segment
Operating income - Central America	$100,463	$102,410	$(1,947)
Operating income - Caribbean	$36,763	$35,531	$1,232
Operating income - Colombia	$8,198	$3,238	$4,960
Operating Income - United States	$3,354	$10,166	$(6,812)
Reconciling Items (1)	$(49,919)	$(45,938)	$(3,981)
Operating income - Total	$98,859	$105,407	$(6,548)
Operating income as a percentage of total revenues	4.1%	4.7%	(0.5)%

(1)

Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions.

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

On a consolidated basis, merchandise sales gross margins as a percent of net merchandise sales were 14.6%, 60 basis points (0.60%) higher than the third quarter of fiscal year 2017.  Warehouse club margins were 13.9% for the three-months ended May 2018 and 2017 within our Central America segment, reflecting the impact that price increases had on offsetting the effect of currency devaluations relative to the Unites States dollar in some of our markets within the segment.   Warehouse club margins increased in our Caribbean segments by 40 basis points (0.40%), largely as a result of improved warehouse cost of goods sold variances.  Colombia’s margins increased 70 basis points (0.70%), largely a result of the improved peso to U.S. dollar conversion rate.

Merchandise sales gross margins were substantially unchanged at 14.5% for the nine-months ended May 31, 2018 and 2017.

Selling, general and administrative expenses consist of warehouse club operations, general and administrative expenses, pre-opening expenses, asset impairment, and loss/(gain) on disposal of assets.  In total, selling, general and administrative expenses increased $16.0 million to 12.9% of total revenues compared to 11.6% of total revenues in the third quarter of fiscal year 2017.  Costs associated with the consolidation of Aeropost were recorded for approximately $4.2 million related to warehouse club and other operations costs and approximately $3.8 million related to general and administrative costs for a combined total of $8.0 million, or 1.0% of the increase, during the current three-month period compared to the same period last year.  We also had increased corporate-level general and administrative expenses period-to-period.

Selling, general and administrative expenses increased $30.4 million to 11.9% of total revenues for the nine-month period ended May 31, 2018 compared to 11.2% for the same period during fiscal year 2017.  The $8.0 million of increases to warehouse club and other operations and general and administrative costs associated with the Aeropost acquisition, as discussed above, apply to the nine-month period as well.  Additionally, we recorded a $2.6 million charge taken during the second quarter ($1.9 million of which is recorded as asset impairment and the remainder as an expense in general and administrative expenses) for the write-off of costs for an e-commerce platform that was under development.  We also recorded during the nine-months ended May 31, 2018 $669,000 in deal related costs, including legal, accounting and technical consulting related to the acquisition of Aeropost.  This $10.6 million of increased costs represents 0.4% of total revenue.  In addition we had increased corporate-level general and administrative expenses period-to-period.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. During the first nine months of fiscal year 2018, we incurred preopening expenses in the first quarter for the new warehouse club opened in Santa Ana, Costa Rica in October 2017 and in the third quarter we incurred expenses for the new warehouse club in Santa Domingo, Dominican Republic that opened in May 2018. Preopening expenses for the same nine months of fiscal year 2017 included the preopening expenses for Chia, Colombia.

The following tables summarize selling, general and administrative cost and the percentage to total revenues during fiscal years 2018 and 2017.

	Three Months Ended
	May 31, 2018	May 31, 2017	Increase/(Decrease)
Warehouse club operations	$76,259	$67,754	$8,505
General and administrative	24,079	16,907	7,172
Pre-opening expenses	352	9	343
Loss/(gain) on disposal of assets	388	364	24
Total Selling, General and Administrative	$101,078	$85,034	$16,044
Percent of total revenue	12.9%	11.6%	1.3%

	Nine Months Ended
	May 31, 2018	May 31, 2017	Increase/(Decrease)
Warehouse club operations	$217,712	$200,964	$16,748
General and administrative	63,167	51,921	11,246
Pre-opening expenses	863	(104)	967
Asset Impairment	1,929	—	1,929
Loss/(gain) on disposal of assets	587	1,106	(519)
Total Selling, General and Administrative	$284,258	$253,887	$30,371
Percent of total revenue	11.9%	11.2%	0.7%

Operating income in the third quarter of fiscal year 2018 was $28.4 million (3.6% of total revenue) compared to $27.6 million (3.8% of total revenue) for the same period last year, which reflects the increase in gross margins on merchandise sales increase when compared to the same period a year ago offset by the increases in total selling, general and administrative costs discussed above.

 Operating income for the nine months ended May 31, 2018 was $98.9 million (4.1% of total revenue) compared to $105.4 million (4.7% of total revenue) for the same period last year.  Higher expenses, particularly those related to the addition of two warehouse clubs, one in the Central American and the other in the Caribbean segment, and increased corporate-level general and administrative expenses, as discussed above, led to the overall decrease in operating income.

Interest Expense

	Three Months Ended
	May 31,		May 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,447	$(8)	$1,455
Interest expense related to hedging activity	277	(148)	425
Less: Capitalized interest	(362)	(310)	(52)
Net interest expense	$1,362	$(466)	$1,828

	Nine Months Ended
	May 31,		May 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$3,784	$(432)	$4,216
Interest expense related to hedging activity	774	(432)	1,206
Less: Capitalized interest	(949)	(653)	(296)
Net interest expense	$3,609	$(1,517)	$5,126

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club and distribution center expansions, the capital requirements of warehouse club operations and ongoing working capital requirements.

Interest expense on loans decreased approximately $8,000 in the third quarter of fiscal year 2018 when compared to the third quarter of fiscal year 2017.  Lower average loan balance on both long-term and short-term loans, were offset by higher variable (“LIBOR”) interest rates.  Interest expense related to hedging activity decreased in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017 due to the pay-off of the various loans held by our subsidiaries that were hedged and the remaining hedged loans having positive (“in the money”) positions.

Interest expense for the nine months ended May 31, 2018, decreased when compared to the same period in fiscal year 2017. Loans decreased year-on-year primarily due to the pay-off of loans within our subsidiaries.  Increases year-on-year in long-term debt of approximately $18.9 million, related primarily to the financing and liquidity needs in the U.S. and Trinidad mentioned above, were offset by reductions, due to the pay-offs of various loans held by our other subsidiaries. Interest expense related to hedging activity decreased during the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 due to the pay-off of the various loans held by our subsidiaries that were hedged.  Additional capitalized interest in the first nine months of fiscal year 2018 compared to the same period in fiscal year 2017 resulted from higher levels of construction activities.

Other Income (Expense), net

Other income consists of currency gain or loss. Monetary assets and liabilities denominated in currencies other than the functional currency of the entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses) are recorded as currency gains or losses.

	Three Months Ended
	May 31,			May 31,
	2018			2017
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(575)	$(1,676)	152.2%	$1,101

	Nine Months Ended
	May 31,			May 31,
	2018			2017
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(87)	$(1,175)	108.0%	$1,088

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

For the three and nine month periods ended May 31, 2018, we had a net loss associated with foreign currency transactions. These losses resulted from the revaluation of U.S. dollar net positions in markets where the local functional currency weakened against the U.S. dollar and from exchange transactions, net of any exchange reserve movements.  Costa Rican currency continued to strengthen against the U.S. dollar during the third quarter, but the Dominican Republic and Colombian currency both experienced a devaluation against the U.S. dollar. We also experienced continued high transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. For so long as that situation continues in Trinidad, we plan to take that additional cost into consideration in our pricing model and will limit our shipments from the U.S. to Trinidad to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes.  The Company's results for the nine months ended May 31, 2018 include the effect of these changes based on the Company’s preliminary analysis. We have made a provisional estimate of the one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”) of approximately $13.4 million that was recorded as an income tax expense in the second quarter of fiscal 2018.  The cash amounts due for the Transition Tax will be offset by foreign tax credits expected to exceed $10.0 million, with the remainder to be paid over eight years.  Additionally, as a result of U.S. Tax Reform, PriceSmart re-measured certain U.S. deferred tax assets and liabilities based on the reduction in the U.S. corporate income tax rate from 35% to 21% and recorded a non-cash income tax charge of approximately $333,000 due to related re-measurement through the third quarter of fiscal 2018. These estimated impacts to PriceSmart’s income tax provision are based on PriceSmart’s current knowledge, assumptions and interpretations of the impact of U.S. Tax Reform.  The actual impact could be different from estimated provisions based upon a number of additional considerations, including, but not limited to, the issuance of final regulations, refinements in interpretation of U.S. Tax Reform provisions, and the extent that future results differ from currently available projections.

The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share attributable to PriceSmart available for distribution:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$26,862	$27,291	$96,301	$102,812
Provision for income taxes calculated prior to U.S. tax law change	(9,204)	(8,459)	(29,231)	(31,885)
U.S. Tax Reform: Current tax rate reduction	587	—	2,014	—
U.S. Tax Reform: Re-measurement of net deferred tax assets/liabilities	489	—	(333)	—
U.S. Tax Reform: Transition Tax	—	—	(13,400)	—
Subtotal of U.S. Tax Reform Effects	1,076	—	(11,719)	—
Total provision for income taxes	$(8,128)	$(8,459)	$(40,950)	$(31,885)
Income (loss) of unconsolidated affiliates	(18)	6	3	(1)
Net income	$18,716	$18,838	$55,354	$70,926
Less: net income (loss) attributable to noncontrolling interest	22	—	22	—
Net income attributable to PriceSmart, Inc.	$18,694	$18,838	$55,332	$70,926
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic net income per share	$0.61	$0.62	$1.82	$2.34
Diluted net income per share	$0.61	$0.62	$1.82	$2.34

Subtotal of U.S. Tax Reform Effects	$1,076	$—	$(11,719)	$—
Impact of U.S Tax Reform on basic and diluted net income per share	$0.03	$—	$(0.38)	$—

The tables below summarize the effective tax rate for the periods reported:

	Three Months Ended
	May 31,		May 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$8,259	$(1,931)	$10,190
Net deferred tax provision (benefit)	(131)	1,600	(1,731)
Provision for income taxes	$8,128	$(331)	$8,459
Effective tax rate	30.3%		31.0%

	Nine Months Ended
	May 31,		May 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$34,413	$(615)	$35,028
Net deferred tax provision (benefit)	6,537	9,680	(3,143)
Provision for income taxes	$40,950	$9,065	$31,885
Effective tax rate	42.5%		31.0%

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

For the three months ended May 31, 2018, the effective tax rate was 30.3%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•

The comparably favorable total impact of 4.0%, resulting from the U.S. Tax Reform current rate reduction which favorably impacted our effective tax rate by 2.2% and a favorable re-measurement of net deferred tax assets/liabilities of 1.8%.

•

The comparably favorable impact of 1.6% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance;

•

A decrease in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia. A decrease in the amount of this intercompany transaction, year over year, resulted in a comparatively unfavorable impact on the effective tax rate of 2.0%. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of the favorable impact to the consolidated Company’s effective tax rate over the next several quarters to continue.

•	The comparably unfavorable impact of 2.4% resulting from Aeropost financial results for which no tax benefit was recognized.

For the nine months ended May 31, 2018, the effective tax rate was 42.5%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•	The comparably unfavorable impact of 13.9% resulting from the U.S. Tax Reform Transition Tax in the third quarter of fiscal 2018.
•

The comparably favorable net impact of 1.7%, resulting from the U.S. Tax Reform current rate reduction which favorably impacted our effective tax rate 2.1%, partially offset by an unfavorable re-measurement of net deferred tax assets/liabilities of 0.4%.

•

The comparably favorable impact of 1.2% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance;

•

A decrease in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia. A decrease in the amount of this intercompany transaction, year over year, resulted in a comparatively unfavorable impact on the effective tax rate of 0.8%. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of the favorable impact to the consolidated Company’s effective tax rate over the next several quarters to continue.

•	The comparably unfavorable impact of 0.6% resulting from Aeropost financial results for which no tax benefit was recognized.

Other Comprehensive Income (Loss)

	Three Months Ended
	May 31,			May 31,
	2018			2017
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$(2,340)	$1,107	(32.1)%	$(3,447)

	Nine Months Ended
	May 31,			May 31,
	2018			2017
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$1,491	$5,798	134.6%	$(4,307)

Comparison of Three and Nine Months Ended May 31, 2018 and 2017

Our other comprehensive loss of approximately $2.3 million for the third quarter of fiscal year 2018 resulted primarily from comprehensive loss of approximately $2.5 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, offset by comprehensive income of approximately $121,000 related to unrealized gains on changes in derivative obligations and the amortization of prior service costs and actuarial gains within defined benefit plans.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will not affect net income until the sale or liquidation of the underlying investment.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

For the nine months ended May 31, 2018 comprehensive income of approximately $1.5 million resulted from approximately $1.5 million in unrealized gains on changes in derivative obligations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary.

The following table summarizes the cash and cash equivalents held by our foreign subsidiaries and domestically (in thousands).  Repatriation of cash and cash equivalents held by foreign subsidiaries may require us to accrue and pay taxes.  We have no plans at this time to repatriate cash through the payment of cash dividends by our foreign subsidiaries. However, this could change based on our evaluation of the recent changes in tax law.

	May 31,	August 31,
	2018	2017
Cash and cash equivalents held by foreign subsidiaries	$132,634	$139,270
Cash and cash equivalents held domestically	12,179	26,442
Total cash and cash equivalents	$144,813	$165,712

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017, and continuing into the first nine months of fiscal year 2018, we experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquidity market conditions to continue.

The following table summarizes our significant sources and uses of cash and cash equivalents:

	Nine Months Ended
	May 31,	May 31,	Increase/
	2018	2017	(Decrease)
Net cash provided by (used in) operating activities	$90,765	$86,897	$3,868
Net cash provided by (used in) investing activities	(98,290)	(99,506)	1,216
Net cash provided by (used in) financing activities	(12,389)	7,971	(20,360)
Effect of exchange rates	(985)	(2,391)	1,406
Net increase (decrease) in cash and cash equivalents	$(20,899)	$(7,029)	$(13,870)

Net cash provided by operating activities totaled $90.8 million and $86.9 million for the nine months ended May 31, 2018 and 2017, respectively. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $3.8 million increase in net cash provided by operating activities was primarily due to an improvement in working capital.

Net cash used in investing activities was essentially the same in the first nine months of fiscal years 2018 and 2017. Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. During the current period, we used cash for capital expenditures for new two new warehouse clubs and expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion of existing warehouse clubs, and for the acquisition of Aeropost.

Net cash provided by (used in) financing activities generally consists of transactions related to our short-term and long-term debt, cash dividend payments and the purchase of treasury stock related to vesting of restricted stock. Net cash provided by financing activities in 2017 shifted to a net use in 2018 by a total of $20.4 million, primarily due to net debt re-financing and loan pay-off actions in 2018 compared to net additional financing taken out in 2017.  Dividend payments remained consistent over the two periods.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit that are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company.  The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Outstanding
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2018	$72,750	$334	$2,610	$69,806	4.0%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of May 31, 2018, the Company had short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2018, the Company is in compliance with these covenants.  The facilities expire annually or bi-annually and are normally renewed.

The following table provides the changes in our long-term debt for the nine months ended May 31, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,500	13,500	15,000
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loans by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(3,000)	(3,000)	(6,000)
Regularly scheduled loan payments	(3,739)	(9,829)	(13,568)
Reclassifications of long-term debt	2,479	(2,479)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	146	(160)	(14)
Balances as of May 31, 2018	$14,644	$91,208	$105,852	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)

Foreign currency translation adjustments associated with loans held in foreign currencies restated into the U.S. dollar reporting currency with the resulting gain or loss recorded with other comprehensive income.

(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $129.5 million. No cash assets were assigned as collateral for these loans.

As of May 31, 2018, the Company had approximately $105.9 million in total debt outstanding. Certain loans require compliance with financial covenants.  As of May 31, 2018, the Company is in compliance with all covenants associated with the loans.

Derivatives

We are exposed to certain risks relating to our ongoing business operations.  We manage the exposure associated with interest rate and foreign currency exchange rate risks by us using derivative financial instruments.  The objective of entering into derivatives is to eliminate the variability of cash flows resulting from changes in interest rates and foreign currency exchange rates associated with servicing our debt and our subsidiaries’ merchandise-related foreign currency commitments. We measure the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that we have designated and qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		May 31, 2018			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,046	$(618)	1,428	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	2,035	(456)	1,579	—	—	—
Interest rate swaps	Other long-term liabilities	—	—	—	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(537)	161	(376)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$3,544	$(913)	$2,631	$1,865	$(735)	$1,130

From time to time, we enter into non-deliverable forward and forward currency exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of May 31, 2018, the Company did not have any open non-deliverable forward and forward currency exchange contracts.

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2018.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	N/A	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	N/A	$0.35	8/15/2017	8/31/2017	N/A	$0.35

We anticipate the ongoing semi-annual payment of dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

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

	Nine Months Ended
	May 31,	May 31,
	2018	2017
Shares repurchased	22,519	23,391
Cost of repurchase of shares (in thousands)	$1,916	$1,941

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first nine months of fiscal years 2018 and 2017.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017. Except for the estimates disclosed below, there have been no material changes to the critical accounting policies previously disclosed in the Annual Report.

We applied the provisions of ASC 805, Business Combinations, in accounting for the acquisition of Aeropost. It required us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values.

Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we used our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of operations.

Accounting for a  business combination required our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates of the value of intangible assets, contractual obligations assumed, pre-acquisition contingencies and any contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made for the acquisition of Aeropost are reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from the existing revenue streams of Aeropost, including the related estimates of amounts and timing and estimated costs to sell, market, deliver and support such revenues, among other estimates;

•

future expected cash flows from acquired developed technology including estimated amounts to be received for such developed technology and the time period over which such cash flows are expected to be received, among other estimates; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

We may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we should include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, determine their estimated amounts.

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated.

Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Seasonality

Historically, our merchandising businesses have experienced holiday retail seasonality in their markets.  In addition to seasonal fluctuations, our operating results fluctuate quarter-to-quarter as a result of economic and political events in markets that we serve, the timing of holidays, weather, the timing of shipments, product mix and currency effects on the cost of U.S.-sourced products which may make these products more or less expensive in local currencies and therefore more or less affordable.  Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter.  In addition, there can be no assurance that our future results will be consistent with past results or the projections of securities analysts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at May 31, 2018 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $1.7 million since August 31, 2017, primarily due to the fluctuations in interest rates, fluctuations in exchange rates for the currencies that are being hedged and changes in the scheduled maturities of the underlying instruments during the nine months ended May 31, 2018. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $126,000 gain for the nine months ended May 31, 2018 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).

In addition, the Company's subsidiaries whose functional currency is not the U.S. dollar carry monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) which are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as currency gain (loss) within Other income (expense) in the consolidated statements of income.

The following table summarizes the amounts recorded for the nine months ended May 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Currency gain (loss)	$(575)	$1,101	$(87)	$1,088

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of local currency relative to the U.S. dollar.  During fiscal year 2017 and continuing into the first nine months of fiscal year 2018, we experienced this situation in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the third quarter, particularly December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past nine months, however, we have been unable to source a sufficient level of tradeable currencies in Trinidad to support the level of merchandise we were importing.  As of May 31, 2018, our Trinidad subsidiary had net U.S. dollar denominated liability exposures of approximately $6.3 million, an increase of $10.3 million from August 31, 2017 when our Trinidad subsidiary had a net U.S. dollar denominated asset position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, automating manual processes and business acquisitions.  In March 2018, we acquired Aeropost and are in the process of integrating the systems, processes and internal controls. We expect the integration to be sufficiently completed by the end of our second quarter of fiscal year 2019. We will continue to review our internal control practices for the combined company in consideration of future integration and post-merger activities. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017.  We further supplement the risk factor in such Form 10-K under the heading “Our financial performance is dependent on international operations, which exposes us to various risks” to reflect that anti-government protests in Nicaragua have led to deadly clashes and a 24-hour nationwide strike.  We elected to reduce the hours of our Nicaragua warehouse club during May and June 2018 and to close it during strikes in order to insure the safety of our employees and members.  Further strikes or other continued political turmoil could require further warehouse club closures, disrupt our supply chain and have a material adverse effect on our operations in Nicaragua.   Additionally, we further supplement the risk factors in such Form 10-K by adding the following additional risk factor related business acquisitions:

Acquisitions may expose us to additional risks.

From time to time, we may consider acquisition and strategic investment opportunities.  On March 15, 2018, we acquired Aeropost, Inc., a cross-border logistics and e-commerce provider with presence throughout Latin America and the Caribbean.  Acquisitions involve risks: we may overpay for a business or fail to realize the synergies and other benefits we expect from the acquisition; we may experience difficulty in integrating new employees, business systems, and technology; we may be unable to retain key personnel; future developments may impair the value of our purchased goodwill or intangible assets; or we may encounter unforeseen accounting, internal control, regulatory or compliance issues.

No other material change in the Risk Factors discussed in the Form 10-K, as supplemented by this Form 10-Q, has occurred.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended May 31, 2018, the Company repurchased a total of 1,006 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during fiscal year 2018. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2018 - March 31, 2018	1,006	$82.50	—	N/A
April 1, 2018 - April 30, 2018	—	$—	—	N/A
May 1, 2018 - May 31, 2018	—	$—	—	N/A
Total	1,006	$82.50	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)None.

(b)None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(1)	Amended and Restated Bylaws of the Company.
10.1(4)**	Employment Agreement effective as of April 24, 2018 between PriceSmart, Inc. and Maarten O. Jager.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.
**	Indicates management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 5, 2018	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 5, 2018	By:	/s/ MAARTEN O. JAGER
Maarten O. Jager
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)