Form 10-K
period 2018-08-31
PRICESMART INC
filed 2018-10-25
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,720,480,781 based on the last reported sale price of $78.75 per share on the Nasdaq Global Select Market on February 28, 2018.

As of October 17, 2018, 30,460,353 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 2019 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2018

i

Explanatory Note

Note Regarding Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K, we have restated certain historical financial statements as of, and for the three, six and nine month interim periods of fiscal year 2018 ended November 30, 2017, February 28, 2018, and May 31, 2018 to reflect a revision in presentation of short-term investments within current assets. In the aforementioned financial statements, the Company presented certain Certificates of Deposit and similar time-based deposits with financial institutions (collectively referred to herein as “CDs”) with maturities greater than three months and up to one year as Cash and cash equivalents, when they should have been presented as Short-term investments.  This misclassification did not impact any key financial reporting metrics or ratios, including Revenue, Operating Income, Net income, Cash flows from operations, Total assets or Total current assets.

In the past, the Company has disclosed a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), which impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  Also, as we have previously disclosed, during fiscal year 2017 and fiscal year 2018, we experienced this situation in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this condition is likely to continue.  As part of the actions taken in Trinidad, the Company began investing the excess Trinidad and Tobago (TT) dollars into Certificates of Deposit or similar time-based deposits with financial institutions (referred to collectively herein as “CDs”) with terms of three months or less, which the Company correctly presented as Cash and cash equivalents on the consolidated balance sheet.  As the Company’s balance of TT dollars increased, the Company began investing in CDs with terms of four months and up to twelve months.  The Company entered into these four to twelve month CDs to gain priority with the respective financial institutions to make more U.S. dollars available for conversion of TT dollars, as well as in order to take advantage of the higher interest rates on these CDs for cash that was not otherwise needed for operations, capital commitments or debt service.  During the first three quarters of fiscal year 2018, the Company presented these four to twelve month CDs as Cash and cash equivalents in its consolidated balance sheet.  However, in accordance with generally accepted accounting principles, these four to twelve month CDs should have been presented as Short-term investments.  The correction of the misclassification of these investments within the Total current assets section of the consolidated balance sheets also requires the Company to disclose in the Cash provided by (used in) investing activities section of the consolidated statements of cash flows the cash used in Investments in and Settlements of short-term investments. Tables summarizing the effects of this restatement on the specific line items presented in our historical financial statements for the periods indicated are included in Note 18 of the notes to our consolidated financial statements included with this Annual Report on Form 10-K.

ii

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart,” "we," “us,” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

Our Company

PriceSmart owns and operates U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia. These regions have a population of approximately 100 million people and a combined gross domestic product of just under $1.0 trillion. We also function as a wholesale supplier to a retailer in the Philippines.  We sell high quality brand name and private label consumer products at low prices to individuals and businesses.  Currently, our typical no-frills warehouse buildings range in sales floor size from 50,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. We have recently begun to construct smaller sales floor warehouse clubs.  We believe the smaller format can expand our reach into additional geographic areas and provides more convenience for our members.

During fiscal year 2018, we acquired Aeropost, Inc. (“Aeropost”).  Located in Miami, Aeropost is a cross border freight forwarding business that also operates an online marketplace.  Aeropost provides logistics, payment, and e-commerce services in Latin America and the Caribbean and currently serves customers in 38 countries with Costa Rica, Trinidad and Jamaica as its largest markets. Aeropost leases and operates small retail stores that enable customers to pick up and pay for merchandise. Aeropost has distribution and administration facilities in Miami, Florida. We are leveraging Aeropost’s technology, its management’s experience in developing software and systems for e-commerce and logistics, and its distribution and logistics systems to advance PriceSmart’s development of an omni-channel shopping experience for our members.

As warehouse club operators, we believe that our business success depends on our ability to be the lowest cost operators in our markets and, in turn, to offer the lowest prices in our markets.  Lower prices drives sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our members, validating the membership investment that our customers are making.  In fiscal year 2018, our average net merchandise sales were approximately $1,500 per square foot of sales floor space.

We believe that paying our employees well and providing good benefits is not only the right thing to do, but also fosters a more motivated and loyal workforce resulting in less turnover and costs associated with loss of talent.

Our warehouse clubs operate in developing markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores, traditional wholesale distribution and growing online sales.

The numbers of warehouse clubs in operation as of August 31, 2018 for each country or territory were as follows:

			Anticipated	Anticipated
	Number of Warehouse Clubs	Number of Warehouse Clubs	Additional Warehouse	Additional Warehouse
	in Operation as of	in Operation as of	Club Openings	Club Openings
Country/Territory	August 31, 2017	August 31, 2018	In Fiscal Year 2019	In Fiscal Year 2020
Colombia	7	7	—	—
Costa Rica	6	7	—	—
Panama	5	5	1 (1)	—
Trinidad	4	4	—	—
Dominican Republic	3	4	1 (1)	—
Guatemala	3	3	—	1
Honduras	3	3	—	—
El Salvador	2	2	—	—
Nicaragua	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Totals	39	41	2	1

(1)	Small format warehouse club.

We opened a new warehouse club in Santa Ana, Costa Rica in October 2017 (fiscal year 2018), bringing the total number of PriceSmart warehouse clubs operating in Costa Rica to seven. In May 2018, we opened a new warehouse club in the Dominican Republic. This brought the number of PriceSmart warehouse clubs operating in the Dominican Republic to four.

In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company plans to construct new warehouse clubs. In Panama, the site is in the city of Santiago, which is a smaller city three hours west of Panama City by car and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo, a major metropolitan area, and upon completion, will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs have been designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. These smaller format warehouse clubs represent our first developments of these format stores that are intended to reach into additional geographic areas and provide more convenience for our members.

In September 2018 (fiscal year 2019), the Company acquired land in San Cristobal, Guatemala, upon which the Company plans to construct a standard format warehouse club. San Cristobal is expected to open in the fall of 2019 (fiscal year 2020). We continue to explore other potential sites for future warehouse clubs, which could open as soon as fiscal year 2020, in Central America, the Caribbean and Colombia.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

We also operate a cross-border logistics and e-commerce business through our Aeropost, Inc. subsidiary which we acquired in March 2018. Aeropost operates in 38 countries directly or via agency relationships in Latin America and the Caribbean and has distribution and administration facilities in Miami, Florida.

Competitive Strengths

Low Operating Costs.  Our format is designed to move merchandise from our suppliers to our members at a lower expense ratio than our competitors. We strive to achieve efficiencies in product distribution, minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. More recently, we also have opened distribution centers in certain of our high volume markets to improve efficiency and in-stock rates on high volume products. Our focus on driving down operating costs allows us to offer lower prices to our members, which we believe helps generate member loyalty, which in turn leads to increased sales.

Worldwide Sourcing.  Approximately 51.0% of our sales come from merchandise sourced in the U.S., Asia and Europe.  One of the primary advantages we have compared to most of our competitors is our United States-based buying team that sources merchandise from suppliers in the U.S. and around the world.  Our U.S.-based buyers identify and purchase new and exciting products, including our own Member’s Selection private label products.  Many of these products are available only at PriceSmart in the markets in which we operate.

Membership. Membership has been a basic operating characteristic in the warehouse club industry beginning over 42 years ago at Price Club, the first warehouse club. Membership fees are an additional component of enabling us to operate our business on lower margins than conventional retail and wholesalers and represent approximately 1.7% of net merchandise sales.  In addition, membership serves to promote customer loyalty.

Our membership represents a desirable demographic concentration with strong purchasing power in our markets.  Most recently we have begun to expand our Platinum Membership program, which offers enhanced membership rewards and access to services such as discounts offered via our PriceSmart Travel website, future enhancement of our co-branded credit cards benefits, and expanding our service and product offering as exemplified by our new optical departments and our white goods direct delivery programs. We believe that untapped opportunities exist to further enhance the value of our membership in various areas.  We continue to explore opportunities to provide our members with products and services that are particularly attractive to our unique membership base.

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

Innovation. The warehouse club industry has been operating for over forty years, following the founding of Price Club in 1976. The world of merchandising has changed greatly over this period, particularly related to technology, the worldwide sourcing of products, a growing middle class in developing countries and ever changing consumer preferences. We have developed know-how to operate effectively in multiple markets, many of which are relatively small, each with different legal requirements, local buying opportunities, cultural norms, unique distribution and logistical challenges and member preferences that require our unique ability to source the correct mix of local versus imported merchandise. We believe that fundamental to our future success is our capacity to continue to adapt and innovate to meet the needs of our current and future members. While not yet as prevalent as in the U.S., online sales penetration is clearly increasing in the markets where we operate. This past year we established an Innovation Committee, a standing committee reporting to our Board of Directors.  The Innovation Committee is charged with the responsibility of ensuring that Aeropost is successfully integrated into PriceSmart for the benefit of PriceSmart members. The Innovation Committee is also responsible for ensuring that our company has the right talent and expertise to provide our company the appropriate technology resources to effectively operate our business now and for the future.

Experienced Management Team. Our management team has extensive career experience in the warehouse club business.  Most of our executive team learned the warehouse club business at Price Club or Sam’s Club (a division of Walmart).  The Aeropost executive team has deep experience in developing online technology and marketing for e-commerce and logistics in the Latin America marketplace.

Growth Strategy

Our Board of Directors has approved a growth strategy that includes the following elements:

Increasing same “store” sales.  We are committed to increasing same store sales by increasing the number of member transactions and by increasing the average order size.  There are a number of ways to increase same store sales.  In some of our highest volume locations, we have enlarged our buildings to expand sales floors and add more parking, including projects in our Pradera, Guatemala, San Salvador, El Salvador, Barranquilla, Colombia and Kingston, Jamaica locations.  We are planning to invest in a number of our locations in 2019 to improve the shopping experience for our members, including the development and implementation of new technology to expedite membership sign-up and renewal that we believe will drive same store sales growth.  Another way to increase same store sales is to operate more efficiently and improve the tracking and flow of merchandise to our locations in order to reduce out of stocks.  We believe that the use of technologies to identify member shopping patterns will help us to design targeted marketing campaigns, which will further drive sales. Additionally, we believe that continuing to enhance the member value proposition by offering new services, such as optical and discounts on external services like travel and insurance, helps drive member loyalty and overall sales.  Finally, we believe that online sales will increase same store sales, both by enabling our members to purchase online and having products delivered, as well as relocating certain products, such as bulky big ticket items, from the clubs to our distribution centers. We expect to test online sales opportunities in a few markets in late fiscal year 2019.

Adding New Warehouse Clubs in Existing Markets. We currently operate in 13 countries/territories, with the largest in terms of population and gross domestic product being Colombia. In our non-Colombia markets, we plan to add additional warehouse clubs in our existing standard warehouse club format and in our new small warehouse club format where we believe the markets can support additional clubs. We also plan to continue to add warehouse clubs in Colombia which, due to the size of the market, we believe can potentially provide significant expansion opportunities.

New Markets.  This past year our management team has visited a number of potential new markets in order to evaluate the feasibility for expansion in conjunction with our online sales growth.  Our management team is currently reviewing these market studies.  We anticipate that the market visits and market studies will lead to a decision to enter one or more new markets.

On-line Shopping and Other Services.  We have identified the following online strategic opportunities we intend to pursue through the application of Aeropost’s technology and management know how:

1. Cross-border shopping:   Using the sourcing expertise and buying power of PriceSmart, we plan to extend the range of products that our members can purchase.  For now, these new products will be sourced in the U.S., fulfilled through the Aeropost distribution center in Miami and shipped to our members.  Members will be able to receive orders at their homes or businesses, at designated pick-up areas within PriceSmart locations or at Aeropost locations in PriceSmart countries.

2. Online orders of club merchandise:  We plan to transfer certain large ticket products from our clubs to our distribution center, initially in a few markets, so that members can order these products online and have them shipped directly to their home or business or picked up at a PriceSmart location.  We are also exploring the opportunity to add products to our in-country selection and fulfilling online orders directly from the distribution center.

3. Small club format:  Increasing capabilities enabled by technology is essential to the success of our urban and smaller city small club format.  These smaller clubs will have reduced selection of non-food products, but we plan to enable members to order online any product typically available at our larger format clubs.

4. Home delivery:  Consumers increasingly are requesting home delivery or store pick up for larger items as well as for their everyday basic shopping needs, such as consumable merchandise.  We are developing solutions, through technology and partnerships, to enable our members to order online and have products delivered to their homes or made available for pick up at a PriceSmart location.

5. Additional expansion opportunities: We are currently exploring the possibilities of combining PriceSmart’s purchasing power with Aeropost’s wider geographic presence and online capabilities to sell merchandise in markets where PriceSmart does not currently have a presence.

Distribution Efficiency.  Since our inception, we have consistently believed that distribution efficiency is fundamental for success in selling merchandise in our traditional clubs, and in today’s world, this principle holds true for purchases made online.  Because PriceSmart sources merchandise from all over the world and especially in the United States, and because we are doing business in countries where infrastructure—roads and ports—is not as modern as in the United States, distribution efficiency is even more significant for us.  Our ability to move products efficiently and in a timely manner from the suppliers to our members is key to the cost structure of our business and, consequentially, to how low we price our products.

Historically, our international suppliers and especially our U.S. suppliers have shipped to Miami where their products are received and assigned to various containers for direct shipment to our locations.  Regional and in-country suppliers have also shipped directly to our locations.  As our location sales volumes have grown, this system no longer provides all the answers we need.  We now understand that we need to route more of our products from both international, regional and local suppliers to major regional distribution centers in order to improve in-stocks, reduce inventory weeks of supply and reduce expense inefficiencies, all with the goal of giving better prices to our members.

We recently opened our first regional distribution center, which is located in Costa Rica within the metropolitan area of San Jose. This 165,000 square foot building is designed to receive, store and ship dry, refrigerated and frozen products to our clubs in Central America with the exception of Panama. This regional distribution center will also have the capacity to ship products such as major appliances and eventually online products directly to our members or to convenient pick-up locations, including our clubs.  Assuming we are able to validate the benefits of this regional distribution center, we will consider other strategic locations for similar distribution centers.

Specifically related to produce, we have recently opened our own produce distribution facility in Panama and also plan to distribute produce from our new regional distribution facility in Costa Rica.  Historically, we have purchased produce products from wholesalers.  We believe buying direct from growers and handling the distribution will allow us to better control quality and drive lower prices for our members. Depending on the success of our facility in Panama, we plan to consider establishing produce distribution facilities in other markets where sufficient locally grown produce is available.

Our Membership Policy

We offer three types of memberships: Business, Diamond and Platinum. Businesses qualify for Business membership. We promote Business membership through our marketing programs and by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately $30 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

The Diamond membership is targeted at individuals and families. The annual fee for a Diamond membership in most markets is approximately $35 (entitling members to two cards). We increased the fee in June 2012 from approximately $30. In Colombia, the Diamond membership fee has been 75,000 (COP) (including VAT) since February 2017, providing a converted membership price of approximately $25.

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013 and expanded this offering into Panama, Dominican Republic and Trinidad during fiscal year 2018. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue.  During October 2018 (fiscal year 2019) we began offering Platinum memberships in the United States Virgin Islands.  Over the next two years, we expect to continue expanding Platinum membership to all our other PriceSmart markets.

We recognize membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $22.9 million and $22.1 million as of August 31, 2018 and August 31, 2017, respectively.  Our membership agreements provide that our members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.

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

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors.  We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer.  Some of our competitors may have greater resources, buying power and name recognition.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators.  However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart Inc. in Central America and Grupo Éxito and Cencosud in Colombia.  We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format.  We have noted that certain retailers are making investments in upgrading their locations within our markets.  These actions may result in increased competition within our markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. We also face competition from online retailers and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future.

Our Employees

As of August 31, 2018, we had a total of 8,680 employees. Approximately 93% of our employees were employed outside of the United States, and unions represent approximately 1,568 employees. Our policy is to provide employees with good wages relative to the competition in the markets in which they work and to provide good benefits which often exceed the legal requirements for countries in which we do business.  We believe that investing in our employees, treating them as partners in our business and providing opportunities for career advancement lead to long-serving, loyal employees, which in turn creates efficiencies in operations and results in better service to our members.  We consider our employee relations to be very good.

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

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic areas is incorporated herein within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Net Merchandise Sales by Segments” and Part II, Item 8 “Financial Statements and Supplementary Data Segment: Notes to Financial Statements, Note 16-Segments.”

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2018 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report and in the Company’s other public filings with the U.S. Securities and Exchange Commission.  Any such risks could materially and adversely affect our business, financial condition, results of operations, cash flow and prospects. However, the risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations, cash flow and prospects.

External Risks:

Our financial performance is dependent on international operations, which exposes us to various risks.

Our international operations account for nearly all of our total revenues. Our financial performance is subject to risks inherent in operating and expanding our international membership warehouse club business, which include:

•	changes in, and inconsistent enforcement of, laws and regulations, including those related to tariffs and taxes;
•	the imposition of foreign and domestic governmental controls, including expropriation risks;
•	natural disasters;
•	trade restrictions, including import-export quotas and general restrictions on importation;
•	difficulty and costs associated with international sales and the administration of an international merchandising business;
•

crime and security concerns, which can adversely affect the economies of the countries in which we operate and which require us to incur additional costs to provide additional security at our warehouse clubs;

•

Political instability, such as recent unrest in Honduras, the ongoing anti-government protests in Nicaragua that have disrupted our operations there, and a general strike in Costa Rica led by public-sector unions that disrupted normal commerce in September 2018;

•	product registration, permitting and regulatory compliance;
•	volatility in foreign currency exchange rates;
•	general political as well as economic and business conditions; and
•	interruption of our supply chain.

These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations.

President Donald Trump said in October 2018 that the U.S. will cut off or substantially reduce aid to Guatemala, Honduras and El Salvador if sufficient actions are not taken by the respective countries to stop the flow of people from these countries, seeking to immigrate to the U.S.  In addition, Congress is considering legislation to terminate U.S. aid to Nicaragua.  We believe the termination or substantial reduction of U.S. aid to such countries could adversely affect the economies of such countries with a corresponding impact on our sales and our ability to receive timely tax refunds owed to us by some of these countries, and could even lead to further political instability.

We are exposed to significant weather events and other natural disaster risks that might not be adequately compensated by insurance.

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes, hurricanes and volcanic activity, which are encountered periodically in the regions in which our warehouse clubs are located. Natural disasters could result in many days of lost sales at our warehouse clubs or adversely affect our distribution chain. For example, in early fiscal year 2018 operations at our USVI warehouse club were adversely affected by Hurricanes Irma and Maria.  The warehouse club was closed for nine days, and after re-opening, the warehouse club operated with limited hours for 16 days due to a government-imposed curfew. Damaged and destroyed roads restricted traffic flow, adversely affecting customer access for some time after the hurricane.  Future losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

Negative economic conditions could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, availability of credit, interest rates and tax rates in each of our foreign markets, could adversely affect consumer demand for the products we sell, change the mix of products we sell to one with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operating results.  Factors such as declining expatriate remittances, reduced tourism and less foreign investment also could negatively impact the economies of Latin America and the

Caribbean. A significant decline in the economies of the countries in which our warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates and increased barriers to entry such as higher tariffs and taxes. The economic factors that affect our operations also may adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us for sale.

We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.

We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes. Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.  In some countries, there have been changes in the method of computing minimum tax prepayments and there are no clear rules that allow the Company to obtain refunds or to offset prepayments that are substantially in excess of the actual computed tax liability.  Additionally, in one country the government alleges that there is not a clearly defined process in the laws and regulations to allow the tax authorities to refund Value Added Tax (“VAT”) receivables.  We, together with our tax and legal advisers, are currently appealing these interpretations in court.  If we do not prevail on our appeal, we may be required to establish a valuation reserve against these tax receivables and take an accompanying charge, which would adversely affect our financial condition and results of operation.

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

A recent example of the significant impact of taxes is the December 2017 U.S. Tax Reform. The resulting reduction in the tax rate from 35% to 21% will have a beneficial impact on the Company on a go-forward basis. However, in fiscal year 2018, we incurred charges of $12.5 million due to a one time transitional tax on unremitted foreign earnings and $222,000 to reduce the value of deferred tax assets due to the reduction in U.S. tax rates. Furthermore, while the statutory tax rate will decrease in the U.S., we currently do not expect to receive the full benefit of this rate reduction. This is due to the fact that we currently expect that the foreign tax credits that we can apply to our U.S. tax payable (from foreign withholdings), will exceed taxes owed at the 21% U.S. Tax rate, for which our U.S. segment will create a valuation allowance against the amount of this excess.

We face the possibility of operational interruptions related to union work stoppages.

We currently have labor unions at our distribution center in Miami, FL and in three of our subsidiaries (Trinidad, Barbados, and Panama). A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operations. For example, a work stoppage at our Miami distribution facility could affect our ability to supply adequate inventories of U.S. goods to our warehouse clubs, and work stoppages at one or more clubs would adversely affect sales within the affected warehouse clubs.

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2018, we had a total of 41 warehouse clubs operating in 12 foreign countries and one U.S. territory, 31 of which operate under currencies other than the U.S. dollar. For fiscal year 2018, approximately 77% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members for imported merchandise in those countries.  Merchandise imported into our markets are generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country.  If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making the products more expensive for our members.  Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in 2015) the demand for, and sales of, those products could be negatively impacted.

Finally, the ability of the Company to convert local currency into U.S. dollars to settle U.S. dollar invoices can be impacted in certain markets due to economic factors or government policies creating illiquidity of the local currency.  This was the case in Trinidad at the end of 2016 which led us to reduce shipments from the U.S. to Trinidad to amounts that our Trinidad subsidiary could pay for using the amount of tradeable currency that could be sourced in that market, resulting in lost sales.

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

In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Our Aeropost subsidiary operates as a freight forwarder, dealing with local customs officials, in many jurisdictions in which we have not previously operated. In some countries, Aeropost operates through agents. We have not fully integrated Aeropost into our compliance program, and we have limited control over actions by Aeropost’s agents. Any violations of anti-corruption laws, even if prohibited by our internal policies, could adversely affect our business or financial performance.

Internal Risks:

Any failure by us to manage our widely dispersed operations could adversely affect our business.

As of August 31, 2018, the Company had 41 warehouse clubs in operation, located in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica; five in Panama; four each in Trinidad and Dominican Republic; three each in Guatemala and Honduras, two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica, and the United States Virgin Islands).  We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory controls and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition.

Our international warehouse club business competes with exporters, importers, wholesalers, local retailers and trading companies in various international markets. Some of our competitors have greater resources, buying power and name recognition than we have.

In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format.  Our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

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

Future sales growth depends, in part, on our ability to successfully open new warehouse clubs in our existing and new markets.

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

In some cases, we have more than one warehouse club in a single metropolitan area, and we may open new warehouse clubs in certain areas where we already have warehouse clubs. A new warehouse club in an area already served by existing warehouse clubs may draw members away from existing warehouse clubs and adversely affect comparable merchandise club sales performance. We experienced this adverse effect on comparable sales for existing warehouse clubs recently within our Costa Rica and Dominican Republic markets when we opened one new warehouse club in each of these markets in areas that already had an existing warehouse club.

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

Business acquisitions and new business initiatives could adversely impact the Company’s performance.

From time to time we may consider acquisition opportunities and new business initiatives. During fiscal year 2018, we acquired Aeropost, Inc. (“Aeropost”).  Located in Miami, Aeropost is a cross border freight forwarding business that also operates an online marketplace.  Aeropost provides logistics, payment, and e-commerce services in Latin America and the Caribbean and currently serves customers in 38 countries with Costa Rica, Trinidad and Jamaica as its largest markets. We are leveraging Aeropost’s technology, its management’s experience in developing software and systems for e-commerce and logistics, and its distribution and logistics systems to advance PriceSmart’s development of an omni-channel shopping experience for our members. Acquisitions and new business initiatives involve certain inherent risks, including the failure to retain key personnel from an acquired business; undisclosed or subsequently arising liabilities or accounting, internal control, regulatory or compliance issues associated with an acquired business; challenges in the successful integration of operations, and alignment of standards, policies and systems; future developments that may impair the value of our purchased goodwill or intangible assets; and the potential diversion of management resources from existing operations to respond to unforeseen issues arising in the context of the integration of a new business or initiative.

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

The retail business is quickly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our recent acquisition of Aeropost, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative will depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our e-commerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs and materially adversely affect the financial performance of the physical retail side of our operations. In addition, the cost of certain e-commerce and technology investments will adversely impact our financial performance in the short-term and may adversely impact our financial performance over the longer term.

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

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, over water and land, which results in:

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

Civil unrest in certain countries in which we operate may adversely affect the flow of goods through those countries. For example, in September 2018, protestors in Costa Rica blocked major highways around the country and impeded access to Costa Rica’s main commerce ports and fuel distribution sites, and ongoing anti-government protests and government crackdowns in Nicaragua have involved roadblocks in many portions of the country. Any restriction in the movement of goods through Costa

Rica’s ports or over Nicaragua’s highways could impair our ability to supply warehouse clubs not just in those countries, but in countries throughout the region as well.

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

Our success depends on our ability to continue to preserve and enhance our brand and reputation.  Damage to the PriceSmart brand could adversely impact merchandise club sales, diminish member trust, reduce member renewal rates and impair our ability to add new members.  A failure to maintain and enhance our reputation also could lead to loss of new opportunities or employee retention and recruiting difficulties.  Negative incidents, such as a data breach or product recall, can quickly erode trust and confidence, particularly if they result in adverse mainstream publicity, governmental investigations or litigation. In particular, the propagation of negative publicity on social media, whether merited or not, can have a damaging effect on our business in one or more markets. In addition, we sell many products under our private label Member’s Selection brand. If we do not maintain consistent product quality of our Member’s Selection products, which generally carry higher margins than national brand products carried in our warehouse clubs, our net warehouse sales and gross margin results could be adversely affected and member loyalty could be harmed.

We face the risk of exposure to product liability claims, a product recall and adverse publicity.

We market and distribute products purchased from third-party suppliers and products prepared by us for resale, including meat, dairy and other food products, which exposes us to the risk of product liability claims, a product recall and adverse publicity. We may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. As we begin to package and market fresh produce products within our markets, we may be exposed to additional risk of product liability and adverse publicity if those fresh food products are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at our packaging service centers.

We generally seek contractual indemnification and proof of insurance from our major suppliers and carry product liability insurance for all products we sell or package to our members. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on our ability to successfully market our products and on our financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential members and on our business, financial condition and results of operations.

We are subject to risks associated with our dependence on third-party suppliers and service providers, and we have no assurances of continued supply, pricing or access to new merchandise.

We have important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in the relationships or the agreements that govern the terms through which business is conducted could have a material adverse effect on our business, financial condition and results of operations. We have no assurances of continued supply, pricing or access to new merchandise, and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us. One of our significant suppliers operates a warehouse club business and may in the future seek to compete with us in some of our markets. In addition, the manner in which we acquire merchandise, either directly from the supplier’s parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond our control. Significant changes or disruptions in how we acquire merchandise from these suppliers could negatively affect our access to such merchandise, as well as the cost of merchandise to us and hence our members, which could have a material adverse effect on our business and results of operations.

Aeropost’s marketplace business provides a platform for customers to make purchases of products from Amazon and eBay, providing our customers with one-stop shopping. Aeropost does not have long-term commitments from either Amazon or eBay that they will continue to allow direct access to their merchandise from our marketplace platform.

Additionally, our suppliers are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, regulatory compliance with local and international agencies and general economic and political conditions that could limit their ability to provide us with timely acceptable merchandise, which could adversely affect our business. Furthermore, one or more of our suppliers might fail to comply with appropriate production, labor, environmental and other practices, as well as quality control, legal or regulatory standards. We might not identify any such deficiencies, which could lead to litigation and recalls, damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.

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

In 2017 we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, due to the rapidly evolving retail and technological landscape, as well as our recent acquisition of Aeropost, we have delayed this evaluation project. After evaluating more holistically our overall IT landscape and strategy, we will reconsider the need, timing, scope, and approach to our ERP replacement project.  Not updating our systems on a timely basis could leave us at a disadvantage with respect to operational capabilities of our competitors. Our current ERP system is not supported by the developer of the software, which could increase the risk of a system disruption, but we have an experienced internal team complemented by experienced external consultants who provide support to the current system.

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

We receive and store in our digital information systems certain personal information about our members, and we receive and store personal information concerning our employees and vendors. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations and our websites in our Aeropost operations and in certain of our warehouse club foreign markets depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems.

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

In addition, such events could have a material adverse effect on our reputation with our members, employees, vendors and stockholders, as well as our operations, results of operations, financial condition and liquidity, could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation against us or the imposition of penalties or liabilities. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information, resulting in a disruption of our operations.

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

Failure to manage our chief executive officer transition, failure to attract and retain other qualified employees, increases in wage and benefit costs, changes in laws and other labor issues could materially adversely affect our financial performance.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material adverse effect on our business. On October 24, 2018, our Chief Executive Officer and President Jose Luis Laparte submitted his resignation effective November 16, 2018, which the Board of Directors accepted the same day. We announced that Robert E. Price, Company Founder and our Chairman, will serve as Executive Chairman and that Sherry S. Bahrambeygui, a member of our Board of Directors, will serve as Interim Chief Executive Officer while the Company conducts a search for a permanent Chief Executive Officer. Any failure by us to manage this leadership transition or a failure to timely identify a qualified permanent chief executive could have a material adverse effect on our business, financial condition and results of operations.

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

A few of our stockholders own approximately 25.0% of our voting stock as of August 31, 2018,  which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 25.0% of our outstanding shares of common stock. Of this amount, approximately 79.6% (i.e. 19.9% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2018, PriceSmart operated 41 membership warehouse clubs, as detailed below:

	Own land	Lease land
Location	and building	and/or building
COLOMBIA SEGMENT
Colombia	6	1
CENTRAL AMERICA SEGMENT
Panama	4	1
Guatemala	1	2
Costa Rica(1)	7	—
El Salvador	2	—
Honduras	2	1
Nicaragua	2	—
CARIBBEAN SEGMENT
Dominican Republic(2)	4	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	33	8

(1)	We opened a new warehouse club in Santa Ana, Costa Rica in October 2017 (fiscal year 2018), bringing the total of warehouse clubs operating in Costa Rica to seven.
(2)	We opened a new warehouse club in San Isidro, Dominican Republic in May 2018, bringing the total of warehouse clubs operating in the Dominican Republic to four.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  As current leases expire, we believe that we generally will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. As of August 31, 2018, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,074,471 square feet, of which 367,134 square feet were on leased property.

The following is a summary of other leased/and or owned facilities as of August 31, 2018:

		Own land	Lease land
Location	Facility Type	and building	and/or building
COLOMBIA SEGMENT
Bogota, Colombia	Central Offices	—	1
CENTRAL AMERICA SEGMENT
Panama	Central Offices	—	1
Panama	Distribution Center	—	2
Panama	Storage Facility	—	1
Guatemala	Member Parking	—	1
Guatemala	Accounting Office	—	1
Costa Rica	Construction and Real Estate Development Offices	—	1
Costa Rica	Storage and Distribution Facility	—	2
El Salvador	Employee Parking	—	1
CARIBBEAN SEGMENT
Barbados	Storage Facility	—	1
Chaguanas, Trinidad	Employee Parking	—	1
Chaguanas, Trinidad	Container Parking	—	1
Trinidad	Storage and Distribution Facility	—	1
Jamaica	Storage Facility	—	1
Santo Domingo, Dominican Republic	Central Offices	—	2
U.S. SEGMENT
San Diego, CA	Corporate Headquarters	—	1
Miami, FL	Dry Distribution Facility and Offices	1	—
Miami, FL	Cold Distribution Facility	—	1
Miami, FL	Distribution Facility (Subleased to third parties)	—	1
Miami, FL	Aeropost Corporate Headquarters and Distribution Facility	—	1
Costa Rica	Aeropost Central Office	—	1
Costa Rica	Aeropost Distribution Center	—	1
Total		1	24

We lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand.  Our leases typically provide for initial lease terms between five and ten years, with options to extend; however, in some cases we have lease terms over ten years, mainly related to our Corporate Headquarters and Panama Central Offices.  We believe this leasing strategy for non-warehouse clubs enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida. We transferred our Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017.  As of August 31, 2018 all of the vacated space has been subleased (and/or subsequently returned to the landlord).  We believe that the purchase of this distribution center will enable us to increase our ability to efficiently receive, handle and distribute merchandise.

In March 2018, we acquired Aeropost, Inc., which provides logistics, payment, and e-commerce services in Latin America and the Caribbean. Aeropost currently serves customers in 38 countries, with Costa Rica, Trinidad and Jamaica as its largest markets. Aeropost leases and operates small retail stores that enable customers to pick up and pay for merchandise. These leased small retail locations are immaterial individually and collectively and have been excluded from the table above.

In April 2018, we began leasing a new facility in Alajuela, Costa Rica, which will operate as our regional distribution center for the Central America segment. We expect to begin operations in late fall 2018. We expect this facility to increase our ability to efficiently handle and distribute our merchandise for the region.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been quoted and traded on the Nasdaq Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 17, 2018, there were approximately 30,137 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2018 FISCAL QUARTERS
First Quarter	9/1/2017	11/30/2017	$91.10	$79.90
Second Quarter	12/1/2017	2/28/2018	88.05	78.35
Third Quarter	3/1/2018	5/31/2018	90.75	78.60
Fourth Quarter	6/1/2018	8/31/2018	93.83	77.90

2017 FISCAL QUARTERS
First Quarter	9/1/2016	11/30/2016	$92.40	$80.35
Second Quarter	12/1/2016	2/29/2017	92.15	82.50
Third Quarter	3/1/2017	5/31/2017	93.60	85.85
Fourth Quarter	6/1/2017	8/31/2017	89.20	80.50

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2018.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35
2/4/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2018, the Company repurchased a total of 37,414 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2018. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2017 - September 30, 2017	—	$—	—	N/A
October 1, 2017 - October 31, 2017	—	—	—	N/A
November 1, 2017 - November 30, 2017	—	—	—	N/A
December 1, 2017 - December 31, 2017	—	—	—	N/A
January 1, 2018 - January 31, 2018	21,513	85.20	—	N/A
February 1, 2018 - February 29, 2018	—	—	—	N/A
March 1, 2018 - March 31, 2018	1,006	82.50	—	N/A
April 1, 2018 - April 30, 2018	—	—	—	N/A
May 1, 2018 - May 31, 2018	—	—	—	N/A
June 1, 2018 - June 30, 2018	1,158	84.65	—	N/A
July 1, 2018 - July 31, 2018	2,553	80.55	—	N/A
August 1, 2018 - August 31, 2018	11,184	86.25	—	N/A
Total	37,414	$85.11	—	N/A

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

SELECTED FINANCIAL DATA

	Years Ended August 31,
	2018 (1)(2)	2017	2016	2015	2014
	(in thousands, except income per common share)
OPERATING RESULTS DATA:
Net merchandise sales	$3,053,754	$2,910,062	$2,820,740	$2,721,132	$2,444,314
Export sales	40,581	34,244	33,813	33,279	31,279
Membership income	50,821	47,743	45,781	43,673	38,063
Other revenue and income	21,546	4,579	4,842	4,519	3,911
Total revenues	3,166,702	2,996,628	2,905,176	2,802,603	2,517,567
Total cost of goods sold	2,656,520	2,519,752	2,449,626	2,352,839	2,113,664
Selling, general and administrative	379,949	338,642	316,474	297,656	262,420
Pre-opening expenses	913	44	1,191	3,737	3,331
Asset impairment	1,929	—	—	—	—
Loss/(gain) on disposal of assets	1,339	1,961	1,162	2,005	1,445
Operating income	126,052	136,229	136,723	146,366	136,707
Total other income (expense)	(3,464)	(3,486)	(5,483)	(9,770)	(2,458)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	122,588	132,743	131,240	136,596	134,249
Provision for income taxes	(48,177)	(42,018)	(42,849)	(47,566)	(41,372)
Income (loss) of unconsolidated affiliates	(8)	(1)	332	94	9
Net income	$74,403	$90,724	$88,723	$89,124	$92,886
Less: net income (loss) attributable to noncontrolling interest	(75)	—	—	—	—
Net income attributable to PriceSmart, Inc.	$74,328	$90,724	$88,723	$89,124	$92,886
NET INCOME ATTRIBUTABLE TO PRICESMART, INC. PER SHARE AVAILABLE FOR DISTRIBUTION:
Basic	$2.44	$2.98	$2.92	$2.95	$3.07
Diluted	$2.44	$2.98	$2.92	$2.95	$3.07
Weighted average common shares - basic	30,115	30,020	29,928	29,848	29,747
Weighted average common shares - diluted	30,115	30,023	29,933	29,855	29,757

(1)

U.S. Tax Reform in December 2017 resulted in a reduction in the tax rate from 35% to 21% and will have a beneficial impact on the Company on a go-forward basis. However, in fiscal year 2018, we incurred charges of $12.5 million due to a one time transitional tax on unremitted foreign earnings and of $222,000 to reduce the value of deferred tax assets due to the reduction in U.S. tax rates.

(2)

On March 15, 2018, the Company acquired Aeropost, Inc. During fiscal year 2018 the consolidated net income attributable to PriceSmart Inc. contained approximately $9.3 million in losses, net of tax benefits, associated with our Aeropost operations and Aeropost acquisition-related expense.

SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2018	2017	2016	2015	2014
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$93,460	$162,434	$199,522	$157,072	$137,098
Short-term investments	$32,304	$—	$—	$—	$—
Short-term and long-term restricted cash	$3,454	$3,278	$3,194	$1,525	$29,366
Total Assets	$1,216,392	$1,177,514	$1,096,735	$991,224	$937,338
Long-term debt	$102,575	$106,297	$88,107	$90,534	$91,439
Total PriceSmart stockholders’ equity attributable to PriceSmart, Inc. stockholders	$758,002	$708,767	$638,071	$566,584	$548,265
Dividends paid on common stock(1)	$21,240	$21,285	$21,274	$21,126	$21,144

(1)	On January 24, 2018, February 1, 2017, February 3, 2016, February 4, 2015, and January 23, 2014 the Company declared cash dividends on its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual Report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Annual Report on Form 10-K under the heading “Part I - Item 1A - Risk Factors”. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating warehouse club subsidiaries as of August 31, 2018 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs in operation as of August 31, 2018 for each country or territory are as follows:

			Anticipated	Anticipated
	Number of Warehouse Clubs	Number of Warehouse Clubs	Additional Warehouse	Additional Warehouse
	in Operation as of	in Operation as of	Club Openings	Club Openings
Country/Territory	August 31, 2017	August 31, 2018	In Fiscal Year 2019	In Fiscal Year 2020
Colombia	7	7	—	—
Costa Rica	6	7	—	—
Panama	5	5	1 (1)	—
Trinidad	4	4	—	—
Dominican Republic	3	4	1 (1)	—
Guatemala	3	3	—	1
Honduras	3	3	—	—
El Salvador	2	2	—	—
Nicaragua	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	—
Totals	39	41	2	1

(1)	Small format warehouse club.

We opened a new warehouse club in Santa Ana, Costa Rica, in October 2017 (fiscal year 2018), bringing the total of warehouse clubs operating in Costa Rica to seven. In May 2018, we opened a new warehouse club in the Dominican Republic. This brought the number of PriceSmart warehouse clubs operating in Dominican Republic to four.

In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company plans to construct new warehouse clubs. In Panama, the site is in the city of Santiago, which is a smaller city three hours west of Panama City by car and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo, a major metropolitan area, and upon completion, will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. These smaller format warehouse clubs represent our first developments of these format stores intended to reach into additional geographic areas and provide more convenience for our members.

In September 2018 (fiscal year 2019), we acquired land in San Cristobal, Guatemala, upon which the Company plans to construct a standard format warehouse club. San Cristobal is expected to open in the fall of 2019. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

We also operate a cross-border logistics and e-commerce business through our Aeropost, Inc. subsidiary which we purchased in March 2018.  Aeropost operates in 38 countries directly or via agency relationships in Latin America and the Caribbean and has distribution and administration facilities in Miami, Florida.

General Market Factors

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer spending patterns; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During fiscal year 2018, approximately 77.0% of our net merchandise sales were in currencies other than the U.S. dollar.  Of those sales 51.0% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of the local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, and we may elect to increase the local currency price of imported merchandise to maintain our target margins, which would impact demand for a significant portion of the Company’s merchandise offering.  For example, changes in the value of the Colombian peso (“COP”) relative to the U.S. dollar negatively impacted sales and margins in that market during fiscal years 2015 and 2016.  A stabilization of the currency during fiscal year 2017 contributed to improving business conditions in Colombia, resulting in sales growth and a return to operating profitability in our Colombia segment that has continued into fiscal year 2018.

From time to time one or more markets in which we operate may experience economic downturns, which can negatively impact our business. For example, Trinidad, which depends on oil and gas exports as a major source of income, has been experiencing overall difficult economic conditions for the past two years. These adverse economic conditions, combined with government policies intended to manage foreign currency reserves, have adversely affected consumer spending. Other countries where recent general market conditions have provided a difficult operating environment during fiscal year 2018 include Panama and Barbados.  Our business in USVI, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September 2017 and October 2017, has rebounded due to the re-construction efforts and the difficulty other retailers are having in becoming fully operational.

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members.  In larger, more developed countries, such as Costa Rica, Panama, and Colombia, customers have many alternatives available to them to satisfy their shopping needs, and therefore, our market share is less than in other smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, in April 2018, protests against social reforms and violent clashes with national security forces significantly impeded normal economic activity in Nicaragua, and labor strikes in Costa Rica disrupted normal commerce in September 2018. Additionally, the need for increased tax revenue in certain countries can cause changes in tax policies affecting consumers’ personal tax rates, and/or added consumption taxes, such as VAT (value-added taxes) effectively raising the prices of various products.

In the past we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2017 and fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradeable currencies (including Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter of fiscal year 2017, particularly in December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past twelve months we have improved our sourcing and have been able to obtain a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we are importing.  However, this sourcing activity has increased our currency losses, and we have increased our product costs to cover these increased costs.  As of August 31, 2018, our Trinidad subsidiary had net U.S. dollar denominated asset position of approximately $13.0 million, an increase of $9.0 million from August 31, 2017 when our Trinidad subsidiary had net U.S. dollar denominated asset position of approximately $4.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to operate membership warehouse clubs in the Caribbean islands, Central America and Colombia with a limited selection of high volume products at the best possible prices.  PriceSmart members pay an annual membership fee. That fee, combined with volume purchasing and operating efficiencies throughout the supply chain, enable us to operate our business with lower margins and prices than conventional retail stores and wholesale suppliers. We are in the process of expanding our strategy to include online shopping and the strategic placement of regional distribution centers to support both our traditional warehouse club business and our new online shopping initiatives.

While our traditional membership warehouse club strategy continues to work well in our markets, we recognize that technology is having an increasingly profound impact on shopping habits throughout the world.  We are broadening our business strategy to respond to changes in shopping habits so our members will have the shopping experience they desire. Our longer range strategic objective is to combine the traditional membership warehouse club “brick and mortar” business with online shopping to provide the best shopping experience possible for our members.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable net merchandise sales and our membership income. Our investments are focused on the long-term growth of the Company. These investments can impact near-term results, such as when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income, or when we open a new warehouse club in an existing market, which can reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs.

Current and Future Management Actions

Logistics and distribution efficiencies are an important part of what allows us to deliver high quality merchandise at low prices to our members.  We acquire approximately 50% of our merchandise internationally, a significant portion of which we receive at our Miami distribution centers.  In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This distribution facility has increased our ability to efficiently receive, handle and distribute merchandise. The efficiency with which we receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are investing in regional distribution centers.  This past year we entered into a long-term lease for a 165,000 square foot distribution center in Costa Rica. We began operation in this distribution center during the fall of 2018.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find.  While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases and will likely do so in the future.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.

In 2017 we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, due to the rapidly evolving retail and technological landscape, as well as our recent acquisition of Aeropost, we have delayed this evaluation project. After evaluating more holistically our overall IT landscape and strategy, we will reconsider the need, timing, scope and approach to our ERP replacement project.

On March 15, 2018, the Company acquired Aeropost, Inc. (“Aeropost”). The Aeropost business includes a freight forwarding business, known as the Casillero business, an online marketplace and technology capability. The freight forwarding business annually ships goods with a value of approximately $500.0 million into Aeropost’s markets. We expect Aeropost’s capabilities will provide new online shopping options and an opportunity to accelerate the development of an omni-channel shopping experience for our members. We intend for the omni-channel experience to include efficient and low-cost cross-border ordering and delivery services, a wider assortment of products and services available to purchase online, and home delivery for our members. The net cash consideration for Aeropost was approximately $23.9 million. Our total payment for the acquisition also included contingent consideration of $5.0 million that we have recorded as a post-combination compensation expense.  Under the merger agreement, this amount has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost executives remaining employed with the Company for 15 months from the date of escrow closing. Because the escrow deposit also may be used to satisfy claims by us for post-closing purchase price adjustments or indemnification claims, the amount we recorded as compensation expense may be reduced by the amount of these adjustments and claims.  As of August 31, 2018, this amount has been reduced by expected indemnification claims and purchase price adjustments to approximately $3.9 million. Our management is currently working to facilitate the integration of Aeropost into our business.  We have aggregated our Aeropost results of operations within the United States reporting segment. We recorded approximately $4.6 million in net losses from Aeropost operations and acquisition related expenses, net of tax benefits during the fourth quarter of fiscal year 2018 and $9.3 million for the entire fiscal year 2018, related to Aeropost.  We began consolidating Aeropost’s financial statements with our financial statements in the third quarter of fiscal year 2018. Consolidation of this entity will create current period to prior period variances, which we have explained below under the heading, “Comparison of Fiscal Year 2018 to 2017 and Fiscal Year 2017 to 2016.”

Financial highlights for the fourth quarter of fiscal year 2018 included:

•

Total revenues increased 6.0% over the comparable prior year period. 1.2% of this increase was the result of approximately $9.0 million in non-merchandise revenue from our Aeropost operations acquired in March 2018.

•

Net merchandise sales increased 4.3% over the comparable prior year period. We ended the quarter with 41 warehouse clubs compared to 39 warehouse clubs at the end of the fourth quarter of fiscal year 2017.

•	Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended September 2, 2018 increased 0.2%.
•	Membership income for the fourth quarter of fiscal year 2018 increased 6.0% to $12.9 million.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) in the quarter increased 5.2% over the prior-year period, and warehouse gross profits as a percent of net merchandise club sales were 14.7%, an increase of 90 basis points (0.9%) from the same period last year.

•	Operating income for the fourth quarter of fiscal year 2018 was $27.2 million, a decrease of $3.6 million compared to the fourth quarter of fiscal year 2017.
•	We recorded a $211,000 net currency gain from currency transactions in the current quarter compared to a $153,000 net currency gain in the same period last year.
•	Our effective tax rate decreased in the fourth quarter of fiscal year 2018 to 27.5% from 33.9% in the fourth quarter of fiscal year 2017.
•

Net income attributable to PriceSmart for the fourth quarter of fiscal year 2018 was $19.0 million, or $0.62 per diluted share, compared to $19.8 million, or $0.64 per diluted share, in the fourth quarter of fiscal year 2017.

Financial highlights for fiscal year 2018 included:

•

Total revenues increased 5.7% over the comparable prior year period. 0.6% of this increase was the result of approximately $16.9 million in non-merchandise revenue from our Aeropost operations acquired in March 2018.

•	Net merchandise sales increased 4.9% over the comparable prior year period. We ended the year with 41 warehouse clubs compared to 39 warehouse clubs at the end of the fiscal year 2017.
•	Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 52 weeks ended September 2, 2018 increased 2.3%.

•	Membership income for the fiscal year 2018 increased 6.4% to $50.8 million.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 4.9% over the same prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.5%, which is unchanged from fiscal year 2017.

•	Operating income for fiscal year 2018 was $126.1 million, a decrease of $10.2 million compared to fiscal year 2017.
•	Currency exchange transactions in the current year resulted in a $192,000 net currency gain compared to a $1.2 million net gain from currency exchange transactions last year.
•	The effective tax rate for fiscal year 2018 was 39.3%, as compared to the effective tax rate for fiscal year 2017 of 31.7%.
•	Net income attributable to PriceSmart for fiscal year 2018 was $74.3 million, or $2.44 per diluted share, compared to $90.7 million, or $2.98 per diluted share, in the prior year.

Financial highlights for fiscal year 2017 included:

•	Total revenues increased 3.1% over the comparable prior year period.
•	Net merchandise sales increased 3.2% over the comparable prior year period. We ended the year with 39 warehouse clubs compared to 38 warehouse clubs at the end of the fiscal year 2016.
•	Comparable merchandise club sales (that is, sales in the warehouse clubs that had been open for greater than 13 1/2 calendar months) for the 52 weeks ended September 3, 2017 increased 1.5%.
•	Membership income for the fiscal year 2017 increased 4.3% to $47.7 million.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 4.8% over the same prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.5%, an increase of 23 basis points (0.23%) from the same period last year.

•	Operating income for fiscal year 2017 was $136.2 million, a decrease of $494,000 compared to fiscal year 2016.
•	Currency exchange transactions in fiscal year 2017 resulted in a $1.2 million net gain compared to an $899,000 net loss in the prior year.
•	The effective tax rate for fiscal year 2017 was 31.7%, as compared to the effective tax rate for fiscal year 2016 of 32.6%.
•	Net income attributable to PriceSmart for fiscal year 2017 was $90.7 million, or $2.98 per diluted share, compared to $88.7 million, or $2.92 per diluted share, in the prior year.

Comparison of Fiscal Year 2018 to 2017 and Fiscal Year 2017 to 2016

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2018, 2017 and 2016 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.  Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the reportable segments in which we operate, and the percentage growth in net merchandise sales by segment during fiscal years 2018, 2017 and 2016.

	Years Ended
	August 31, 2018				August 31, 2017
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,805,328	59.1%	$48,612	2.8%	$1,756,716	60.4%
Caribbean	866,120	28.4%	50,856	6.2%	815,264	28.0%
Colombia	382,306	12.5%	44,224	13.1%	338,082	11.6%
Net merchandise sales	$3,053,754	100.0%	$143,692	4.9%	$2,910,062	100.0%

	Years Ended
	August 31, 2017				August 31, 2016
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,756,716	60.4%	$29,954	1.7%	$1,726,762	61.2%
Caribbean	815,264	28.0%	(12,842)	(1.6)%	828,106	29.4%
Colombia	338,082	11.6%	72,210	27.2%	265,872	9.4%
Net merchandise sales	$2,910,062	100.0%	$89,322	3.2%	$2,820,740	100.0%

Comparison of 2018 and 2017

Overall net merchandise sales grew by 4.9% for fiscal year 2018 compared to fiscal year 2017, resulting from a 4.6% increase in transactions and a 0.3% increase in average ticket.

Net merchandise sales in our Central America segment increased 2.8% for fiscal year 2018 compared to fiscal year 2017. General weakness in Panama, one of our largest markets in that segment, and social unrest starting in May 2018 within our Nicaragua market, resulted in negative combined growth within those two countries of 0.7% when compared to the prior year.  All other Central American markets recorded positive growth in warehouse sales for the twelve-month period, with Costa Rica, Guatemala, Honduras, and El Salvador together recording sales growth of greater than 3.5%.

Our Caribbean segment merchandise sales increased 6.2% in fiscal year 2018 compared to fiscal year 2017, driven by sales increases within all of our markets in the segment, with the exception of our Barbados market. The difficult economic environment that affected fiscal year 2017 has improved, though we continue to closely monitor shipments of U.S. goods into our Trinidad market, as a result of continued currency illiquidity in that market.  Trinidad net merchandise sales for fiscal year 2018 increased 2.2% when compared to the same period last year.  The Company is not currently limiting shipments to Trinidad, but illiquidity concerns remain, which may again cause us to restrict shipments in the future.

Our Colombia segment’s net merchandise sales increased 13.1% in fiscal year 2018 compared to fiscal year 2017.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past two years, we have seen an improving sales picture in all of our warehouse clubs in Colombia. This, coupled with our efforts to source high quality merchandise from local suppliers, resulted in a 12.0% increase in transactions in the fiscal year and average ticket growth of 1.0%.

Comparison of 2017 and 2016

Overall net merchandise sales grew by 3.2% for fiscal year 2017 compared to fiscal year 2016, resulting from a 2.8% increase in transactions and a 1.0% increase in average ticket.

Net merchandise sales in our Central America segment increased 1.7% for fiscal year 2017 compared to fiscal year 2016. General weakness in Costa Rica, our largest market in that segment, resulted in negative growth there of 2.6%.  All other Central American countries recorded positive growth in merchandise sales for the fiscal year 2017, with Panama, Guatemala, and Honduras all recording sales growth of between 4% and 5%.

Our Caribbean segment’s sales declined 1.6% in fiscal year 2017 compared to fiscal year 2016, driven largely by sales decreases in Trinidad, our largest market in that segment in fiscal year 2017. The difficult economic environment there negatively impacted consumer spending, and earlier in fiscal year 2017, we restricted shipments of U.S. goods for a period of three months as a result of currency illiquidity in the market.  Trinidad net merchandise sales for fiscal year 2017 declined 4.8% compared to fiscal year 2016.

Net merchandise sales in our Colombia segment grew 27.2% in fiscal year 2017 compared to fiscal year 2016 with the addition of our new Chia club on September 1, 2016.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar, we saw an improving sales picture in all of our warehouse clubs in Colombia. This, coupled with our efforts to source high quality merchandise from local suppliers, resulted in a 15.2% increase in transactions in fiscal year 2017 and average ticket growth of 10.4%.

Net Merchandise Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2018, 2017 and 2016.

	Years Ended August 31,
	2018	2017	2016
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	27%	27%	27%
Food (including candy, snack foods, dry and fresh foods)	54%	53%	53%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	10%	11%	11%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	7%	7%	7%
Other (including food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2018 to 2017

The mix of sales by major category changed slightly by 1% for both Food and Hardlines between fiscal year 2018 and 2017.

Comparison of 2017 to 2016

The mix of sales by major category did not change between fiscal year 2017 and 2016.

Comparable Merchandise Sales

We report comparable merchandise club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends.  Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse club opened in Costa Rica on October 5, 2017 will not be used in the calculation of comparable sales until December 2018 and the sales related to our warehouse club in the Dominican Republic opened on May 3, 2018 will not be used in the calculation of comparable sales until July 2019. Sales transacted through our e-commerce platform are included in our calculation of comparable warehouse sales.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate, and the percentage growth in net merchandise club sales by segment during fiscal years 2018 and 2017.

	52 Weeks Ended
	September 2, 2018	September 3, 2017
	% Increase in comparable net merchandise sales	% Increase in comparable net merchandise sales
Central America	(0.7)%	1.4%
Caribbean	4.4%	(1.2)%
Colombia	13.4%	10.2%
All segments	2.3%	1.5%

Comparison of 2018 to 2017

Comparable merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 52-week period ended September 2, 2018 grew 2.3%.

The Central America segment comparable merchandise sales for fiscal year 2018 were impacted by the opening of the Company’s seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable net merchandise sales, resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable net merchandise sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable net merchandise sales.  We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the comparable net merchandise sales for the Central America segment by 180 basis points (1.8%).  New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently.  Additionally, general weakness in Panama, one of our largest markets in this segment, and social unrest starting in May 2018 within our Nicaragua market impacted comparable net merchandise sales by approximately 70 basis points (0.7%).

The Caribbean segment experienced positive comparable merchandise sales for fiscal year 2018, on improving conditions in all markets compared to the year earlier period, particularly Trinidad, Dominican Republic, Jamaica and USVI.

Colombia recorded the highest comparable merchandise club sales of 13.4%.  The comparable warehouse sales growth benefitted from continued stability in the local currency relative to the U,S. dollar.

Comparison of 2017 to 2016

Comparable merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 52-week period ended September 3, 2017 grew 1.5%.  Colombia recorded the highest comparable merchandise sales, despite some transfer of sales resulting from the opening of the new warehouse club in Chia, Colombia which is not included in the calculation of comparable merchandise sales for this period.

The Caribbean segment experienced negative comparable net merchandise sales primarily due to the economic downturn in Trinidad.

The Central America segment experienced low single digit growth in comparable merchandise sales primarily due to the general weakness in the Costa Rica market.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts.

	Years Ended
	August 31,				August 31,
	2018				2017
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$31,164	$1,332	4.5%	1.8%	$29,832
Membership income - Caribbean	12,547	683	5.8	1.5	11,864
Membership income - Colombia	7,110	1,063	17.6	2.1	6,047
Membership income - Total	$50,821	$3,078	6.4%	1.7%	$47,743

Number of accounts - Central America	840,920	11,185	1.3%		829,735
Number of accounts - Caribbean	416,859	25,448	6.5		391,411
Number of accounts - Colombia	336,750	15,057	4.7		321,693
Number of accounts - Total	1,594,529	51,690	3.4%		1,542,839

	Years Ended
	August 31,				August 31,
	2017				2016
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$29,832	$1,264	4.4%	1.7%	$28,568
Membership income - Caribbean	11,864	250	2.2	1.4	11,614
Membership income - Colombia	6,047	448	8.0	2.3	5,599
Membership income - Total	$47,743	$1,962	4.3%	1.7%	$45,781

Number of accounts - Central America	829,735	29,307	3.7%		800,428
Number of accounts - Caribbean	391,411	(1,800)	(0.5)		393,211
Number of accounts - Colombia	321,693	24,908	8.4		296,785
Number of accounts - Total	1,542,839	52,415	3.5%		1,490,424

Comparison of 2018 to 2017

The number of member accounts during fiscal year 2018 was 3.4% higher than the year before. Membership income increased 6.4%.

The growth in membership accounts during fiscal year 2018 within our Central America and Caribbean segments is primarily the result of the addition of a new warehouse club within each segment.  We opened a new warehouse club in Santa Ana, Costa Rica in October 2017 (fiscal year 2018), bringing the total of warehouse clubs operating in Costa Rica to seven. In May 2018, we opened a new warehouse club in the Dominican Republic. This brought the number of PriceSmart warehouse clubs operating in Dominican Republic to four.  The growth in membership accounts during fiscal year 2018 in our Colombia market was primarily attributable to an improving economy and the continued growth in the market’s acceptance of the warehouse club concept.  The Company’s twelve-month renewal rate for the periods ended August 31, 2018 and 2017 remained steady at 85%.

Additionally, during fiscal year 2018, we began to expand our Platinum membership program. We began offering Platinum memberships in Costa Rica during fiscal year 2013 and added Panama, Dominican Republic and Trinidad during fiscal year 2018.  We began offering Platinum memberships in the United States Virgin Island in October 2018 (fiscal year 2019).

Comparison of 2017 to 2016

The number of member accounts during fiscal year 2017 was 3.0% higher than the year before. Membership income increased by 4.3%. The income recognized per average member account increased 1.5%.  In February 2017, we increased the annual membership fee in Colombia by 15.4% to the equivalent of U.S. $25 (at the year-end exchange rate of 2,937 Colombian pesos per U.S. dollar), which had the effect of increasing the membership income per average membership account in Colombia by 5.1%.

The growth in membership accounts from the end of fiscal year 2016 to the end of fiscal year 2017 in Colombia was primarily attributable to the new warehouse club in Chia which opened on September 1, 2016. The Company’s twelve-month renewal rate for the period ended August 31, 2017 improved to 85% from 80% for the twelve months ended August 31, 2016.

Other Revenue

Other revenue primarily consists of rental income from operating leases where the Company is the lessor and non-merchandise revenue from freight and handling fees generated from our Aeropost subsidiary.

	Years Ended
	August 31,			August 31,
	2018			2017
	Amount	Increase from prior year	% Change	Amount
Rental income	$3,009	$110	3.8%	$2,899
Non-merchandise revenue	16,863	16,863	100.0%	—
Miscellaneous income	1,674	(6)	(0.4)%	1,680
Other revenue	$21,546	$16,967	370.5%	$4,579

	Years Ended

	August 31,			August 31,
	2017			2016
	Amount	(Decrease) from prior year	% Change	Amount
Rental income	$2,899	$(154)	(5.0)%	$3,053
Non-merchandise revenue	—	—	—%	—
Miscellaneous income	1,680	(109)	(6.1)%	1,789
Other revenue	$4,579	$(263)	(5.4)%	$4,842

Comparison of 2018 to 2017

Other revenue for fiscal year 2018 includes non-merchandise revenue generated by our Aeropost subsidiary primarily from freight and handlings charges for on-line orders placed from customers to retailers in the United States and delivered through Aeropost to locations throughout our markets and Latin America.  We acquired Aeropost on March 15, 2018.  Rental income and miscellaneous income had no material changes when compared to the prior year.

Comparison of 2017 to 2016

Other revenue for fiscal year 2017 when compared to the prior year had no material changes.

Results of Operations

Results of Operations Consolidated

	Years Ended
Results of Operations Consolidated	August 31, 2018	August 31, 2017	August 31, 2016
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$3,053,754	$2,910,062	$2,820,740
Merchandise sales gross margin	$443,643	$422,916	$403,374
Merchandise sales gross margin percentage	14.5%	14.5%	14.3%

Revenues
Total revenues	$3,166,702	$2,996,628	$2,905,176
Percentage change from prior period	5.7%	3.1%	3.7%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	2.3%	1.5%	(0.8)%

Gross margin
Total gross margin	$510,182	$476,876	$455,550
Gross margin percentage to total revenues	16.1%	15.9%	15.7%

Selling, general and administrative
Selling, general and administrative	$384,130	$340,647	$318,827
Selling, general and administrative percentage of total revenues	12.1%	11.4%	11.0%

	Years Ended
Results of Operations Consolidated	August 31, 2018	% of Total Revenue	August 31, 2017	% of Total Revenue	August 31, 2016	% of Total Revenue
Operating income- by segment
Central America	$130,849	4.1%	$134,826	4.5%	$135,232	4.7%
Caribbean	$48,383	1.5%	$47,190	1.6%	$51,450	1.8%
Colombia	$12,086	0.4%	$4,932	0.2%	$(5,403)	(0.2)%
United States	$2,016	0.1%	$10,436	0.3%	$10,970	0.4%
Reconciling items (1)	$(67,282)	(2.1)%	$(61,155)	(2.0)%	$(55,526)	(1.9)%
Operating income - Total	$126,052	4.0%	$136,229	4.5%	$136,723	4.7%

Warehouse clubs
Warehouse clubs at period end	41		39		38
Warehouse club sales square feet at period end (2)	2,074		1,940		1,862

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)	Warehouse club square feet at period end has been updated to reflect sales floor square feet vs. total building square feet to align with industry standards.

Comparison of 2018 to 2017

Of the 5.7% total revenue increase, year on year increases to net merchandise sales contributed 480 basis points (4.8%), non-merchandise revenue from Aeropost contributed 60 basis points (0.6%), increased export sales contributed 20 basis points (0.2%) and increased membership income contributed ten basis points (0.1%).

Gross margin on merchandise sales as a percentage of total revenue remained unchanged at 14.5% for the twelve months ended August 31, 2018 compared to the same twelve month period a year ago.  Total gross margin to total revenues increased to 16.1% from 15.9% the prior year, mainly due to higher margins on non-merchandise revenues of our Aeropost subsidiary, which increased the gross margin to total revenues, by approximately 30 basis points (0.3%) for the year.  Membership income, rental income and miscellaneous income gross margin remained unchanged.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Years Ended
	August 31, 2018	% of Total Revenue	August 31, 2017	% of Total Revenue	August 31, 2016	% of Total Revenue
Selling, general and administrative detail:
Warehouse club and other operations	$291,488	9.2%	$268,629	9.0%	$252,130	8.7%
General and administrative	$88,461	2.8%	$70,013	2.3%	$64,344	2.2%
Pre-opening expenses	$913	0.0%	$44	0.0%	$1,191	0.0%
Loss/(gain) on disposal of assets	$1,339	0.0%	$1,961	0.1%	$1,162	0.0%
Asset impairment	$1,929	0.1%	$—	—%	$—	—%
Total Selling, general and administrative	$384,130	12.1%	$340,647	11.4%	$318,827	11.0%

The following table summarizes the costs recorded as part of our consolidation of Aeropost’s operations, pre-acquisition costs, asset impairment charges associated with the write off of costs for a software platform we were developing prior to the Aeropost acquisition, ongoing costs recorded by the Company as part of the post-acquisition purchase accounting, costs incurred by the Company due to ongoing support of Aeropost, and the net tax benefits recorded by the Company due to the Aeropost operations and support.  The table also discloses the classification of these costs into warehouse club and other operations and general and administrative costs.

	Fiscal Year 2018
(in thousands, except for per share amounts)	Second Quarter	Third Quarter	Fourth Quarter	YTD

Net loss from Aeropost's operations before amortization of intangibles, net of tax benefit	$—	$(1,251)	$(3,369)	$(4,620)
Amortization of intangibles, trade name and technology, net of tax benefit	—	394	478	872
Amortization of compensation expense	—	645	764	1,409
Net loss from Aeropost's operations, net of tax benefit	$—	$(2,290)	$(4,611)	$(6,901)

Less:
Asset impairment of software, net of tax benefit	$1,416	$—	$—	$1,416
Liabilities recorded for software-related impairment, net of tax benefit	514	—	—	514
Acquisition costs, net of tax benefit	490	—	—	490
Total net loss from Aeropost and acquisition related expenses, net of tax benefits	$(2,420)	$(2,290)	$(4,611)	$(9,321)

Impact of Aeropost acquisition on earnings per share	$0.08	$0.08	$0.15	$0.31

Selling, general and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, asset impairment and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $43.5 million to 12.1% of total revenues, an increase of 70 basis points (0.7%) compared to 11.4% of total revenues in fiscal year 2017.  Warehouse club and other operations contributed 20 basis points (0.2%) of this increase. This was mainly due to approximately $6.4 million (0.2% of total revenues) in additional other operational costs associated with our Aeropost subsidiary during fiscal year 2018.  General and administrative expenses contributed the remaining 50 basis points (0.5%) of the year-over-year increase in selling, general and administrative expenses as a percentage of total revenue, with $9.7 million in general and administrative costs associated with Aeropost contributing 30 basis points (0.3%) of this increase.  The $9.7 million was composed of $1.1 million in amortization of technology intangibles, $1.4 million in amortization of post-combination compensation costs, and $7.2 million of other general and administrative costs. We also recorded in general and administrative expense during the fiscal year $669,000 in acquisition costs, including legal, accounting and technical consulting related to the acquisition of Aeropost. Additionally, general and administrative expenses also grew as a percentage to total revenues due to increased staffing in our buying department and increased information technology costs. Asset impairment charges for approximately $1.4 million, net of tax benefit, were related to the write-off of costs for a software platform that was under development prior to the acquisition of Aeropost, because of Aeropost’s Information Technology (“IT”) platform and IT development capability.

Operating income for fiscal year 2018 was $126.1 million (4.0% of total revenue) compared to $136.2 million (4.5% of total revenue) for the same period last year.  Within our Central America segment, higher expenses related to the addition of a new warehouse club coupled with lower sales volumes within our Panama and Nicaragua markets accounted for forty basis points (0.4%) of the decrease in operating income to total revenues.  Additionally, the increases of approximately $16.1 million in total selling, general and administrative costs due to the additional costs of our Aeropost subsidiary which are recorded within our U.S. segment, were the primary drivers in the decreasing operating income an additional thirty basis points (0.3%). These decreases were partially offset by an increase of operating income within our Colombia segment of 0.2% to total revenue, primarily due to increases in sales from the continued improved economic conditions in Colombia.

Comparison of 2017 to 2016

Net merchandise sales gross margin as a percent of net merchandise sales increased 23 basis points (0.23%) to 14.5% for the twelve months ended August 31, 2017 compared to the same twelve month period a year ago due to increased margins in Colombia, resulting from improving market conditions and business performance.  Net merchandise sales gross margins in Colombia increased 273 basis points (2.73%).  Net merchandise sales gross margins in Central America and the Caribbean were approximately equal to the same period a year ago.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets.  In total, selling, general and administrative expenses increased $21.8 million to 11.4% of sales in fiscal year 2017 compared to 11.0% of sales in fiscal year 2016.  Warehouse club and other operations expense was 9.2% of sales compared 8.9% in the prior year.  Low or negative comparable merchandise club sales growth, particularly in Trinidad and Costa Rica, contributed to an overall increase in warehouse expense as a percent of sales in Central America and the Caribbean.  Colombia had a 50 basis point (0.50%) improvement in warehouse club and other operations expense as a percent of sales compared to fiscal year 2016.  General and administrative expenses grew 8.8% to 2.4% of sales in fiscal year 2017 compared to 2.2% of sales in the prior year as a result of increased staffing in our buying department, information technology costs and costs associated with the relocation of an executive to our San Diego headquarters. Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses, which in fiscal year 2016 included the preopening expenses for Chia, Colombia and Masaya, Nicaragua.

Operating income of $136.2 million was $494,000 below last year.  The primary components of the change are as follows: higher net merchandise sales and membership income and increased warehouse club gross margins resulted in a $10.3 million increase in operating profit in Colombia compared to a year ago.  Operating income decreased $406,000 in Central America and $4.3 million in the Caribbean on the low or negative sales growth experienced in those segments.

Interest Expense

	Years Ended
	August 31,		August 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$5,224	$(412)	$5,636
Interest expense related to hedging activity	981	(607)	1,588
Less: Capitalized interest	(1,134)	(687)	(447)
Net interest expense	$5,071	$(1,706)	$6,777

	Years Ended
	August 31,		August 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$5,636	$645	$4,991
Interest expense related to hedging activity	1,588	(394)	1,982
Less: Capitalized interest	(447)	635	(1,082)
Net interest expense	$6,777	$886	$5,891

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions, and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Comparison of 2018 to 2017

Net interest expense for the year ended August 31, 2018 decreased $1.7 million when compared to prior year. Loans decreased year-on-year primarily due to the pay-off of loans within our subsidiaries.  Lower average loan balance on both long-term and short-term loans were partially offset by higher variable (“LIBOR”) interest rates. Interest expense related to hedging activity decreased in fiscal year 2018 compared to fiscal year 2017 due to the pay-off of the various loans held by our subsidiaries that were hedged and the remaining hedged loans having positive (“in the money”) positions. Additional capitalized interest in fiscal year 2018 compared to fiscal year 2017 resulted from higher levels of construction activities.

Comparison of 2017 to 2016

Net interest expense for fiscal year 2017 increased from the prior year, with an increase in long-term debt, primarily to finance the acquisition of the distribution center in Miami, Florida and an additional loan within our Trinidad subsidiary as part efforts to improve liquidity. Additionally, a decrease in interest capitalized year-over-year, due to lower levels of construction activities also accounted for the increased interest expense.  These increases were partially offset by the decrease in interest expense related to hedging activity due to the retirement of loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Other Income (Expense), net

Other income consists of currency gain or loss and proceeds from insurance reimbursements.

	Years Ended
	August 31,			August 31,
	2018			2017
	Amount	Increase/ (decrease) from prior year	%Change	Amount
Other income (expense), net	$192	$(1,290)	(87.0)%	$1,482

	Years Ended
	August 31,			August 31,
	2017			2016
	Amount	Increase/ (decrease) from prior year	%Change	Amount
Other income (expense), net	$1,482	$2,381	(264.8)%	$(899)

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

Comparison of 2018 to 2017

For fiscal year 2018, we recorded net income associated with foreign currency transactions.  During fiscal year 2018, we were able to mitigate losses associated with foreign currency transactions that were driven by the weakening of currencies within all of our major markets and high transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars.  We mitigated the higher transaction costs in Trinidad by adding additional costs into our pricing models in order to offset the higher transaction costs in Trinidad. As a result, we reported approximately $192,000 in net gains from foreign currency for fiscal year 2018. For as long as the currency sourcing situation continues in Trinidad, we plan to maintain additional cost in our pricing model and will limit our shipments from the U.S. to Trinidad to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.

Comparison of 2017 to 2016

For fiscal year 2017, we recorded a net gain associated with foreign currency transactions of approximately $1.2 million compared to an approximate $899,000 net loss in fiscal year 2016.  We incurred higher transaction costs associated with converting TT dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars, which partially offset the gains resulting from revaluations. We added additional cost into consideration in our pricing model during fiscal year 2017 in order to offset the higher transaction costs in Trinidad.

During the fourth quarter of fiscal year 2017, we recorded income of approximately $241,000 due to an insurance recovery for losses recognized in fiscal year 2015.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes.  The Company's results for the fiscal year 2018 include the effect of these changes based on the Company’s preliminary analysis. We made a provisional estimate of the one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”) of approximately $13.4 million that was recorded as an income tax expense in the second quarter of fiscal  year 2018.  The Company finalized its calculation of this Transition Tax in the fourth quarter of fiscal year 2018, reducing its liability to approximately $12.5 million. The Company expects that the cash amounts due for the Transition Tax will be offset by foreign tax credits.  Additionally, as a result of U.S. Tax Reform, PriceSmart re-measured certain U.S. deferred tax assets and liabilities based on the reduction in the U.S. corporate income tax rate from 35% to 21% and recorded a non-cash income tax charge of approximately $222,000 due to related re-measurement through the fourth quarter of fiscal year 2018. These impacts to PriceSmart’s income tax provision are based on PriceSmart’s knowledge, assumptions and interpretations of the impact of U.S. Tax Reform.

The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share attributable to PriceSmart available for distribution:

	Years Ended
(In thousands, except per share amounts)	August 31,	August 31,
	2018	2017

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$122,588	$132,743
Provision for income taxes calculated prior to U.S. tax law change	(38,607)	(42,018)
U.S. Tax Reform: Current tax rate reduction	3,152	—
U.S. Tax Reform: Re-measurement of net deferred tax assets/liabilities	(222)	—
U.S. Tax Reform: Transition Tax	(12,500)	—
Subtotal of U.S. Tax Reform Effects	(9,570)	—
Total provision for income taxes	$(48,177)	$(42,018)
Income (loss) of unconsolidated affiliates	(8)	(1)
Net income	$74,403	$90,724
Less: net income (loss) attributable to noncontrolling interest	(75)	—
Net income attributable to PriceSmart, Inc.	$74,328	$90,724
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic net income per share	$2.44	$2.98
Diluted net income per share	$2.44	$2.98

Subtotal of U.S. Tax Reform Effects	$(9,570)	$—
Impact of U.S Tax Reform on basic and diluted net income per share	$(0.32)	$—

The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31,		August 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$41,216	$(3,649)	$44,865
Net deferred tax provision (benefit)	6,961	9,808	(2,847)
Provision for income taxes	$48,177	$6,159	$42,018
Effective tax rate	39.3%		31.7%

	Years Ended
	August 31,		August 31,
	2017		2016
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$44,865	$4,891	$39,974
Net deferred tax provision (benefit)	(2,847)	(5,722)	2,875
Provision for income taxes	$42,018	$(831)	$42,849
Effective tax rate	31.7%		32.6%

Comparison of 2018 to 2017

For fiscal year 2018, the effective tax rate was 39.3%.  The increase in the effective rate versus the prior year was primarily attributable to the following factors:

1.	The comparably unfavorable impact of 10.2% resulting from the U.S. Tax Reform Transition Tax in fiscal year 2018.

2.

The comparably favorable net impact of 2.4%, resulting from the U.S. Tax Reform current rate reduction which favorably impacted our effective tax rate by 2.6%, partially offset by an unfavorable re-measurement of net deferred tax assets/liabilities of 0.2%.

3.

The comparably favorable impact of 1.6% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax attribute was recognized, net of adjustment to valuation allowance.

4.

The comparatively unfavorable impact on the effective tax rate of 1.0% resulting from a decrease in fiscal year 2018 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to the prior year. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of the favorable impact to the consolidated Company’s effective tax rate to continue into fiscal year 2019.

5.	The comparably unfavorable impact of 1.6% resulting from the Company’s Aeropost subsidiary’s overall effective tax rate and acquisition-related accounting.

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

2.

A decrease in fiscal year 2017 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to fiscal year 2016. Reduction to this intercompany transaction, year over year, resulted in a comparatively unfavorable impact on the effective tax rate of 0.9% due to less reductions to taxable income in the U.S. and less reciprocal increase in taxable income in our Colombia subsidiary in fiscal year 2017 compared to fiscal year 2016. This income did not generate income tax expense in Colombia, because the additional taxable income in Colombia was fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of the favorable impact to the consolidated Company’s effective tax rate over the next several quarters to continue; and

3.

The comparably favorable impact of 1.4% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax attribute was recognized, net of adjustment to valuation allowance.

Other Comprehensive Income (Loss)

Other comprehensive income/(loss) for fiscal years 2018 and 2017 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Summary of Changes in Other Comprehensive Income (Loss)
	Years Ended
	August 31,			August 31,			August 31,
	2018			2017			2016
	Amount	(Decrease) from prior year	% Change	Amount	(Decrease) from prior year	% Change	Amount
Foreign currency translation adjustments	$(121,429)	$(12,890)	11.9%	$(108,539)	$(6,297)	6.2%	$(102,242)
Defined benefit pension plan	(488)	(46)	10.4%	(442)	(127)	40.3%	(315)
Derivative Instruments	701	1,779	165.0%	(1,078)	316	22.7%	(1,394)
Total	$(121,216)	$(11,157)	10.1%	$(110,059)	$(6,108)	5.9%	$(103,951)

Comparison of 2018 to 2017

During fiscal year 2018, the largest translation adjustments were related to the translation of the Colombia, Dominican Republic and Jamaica subsidiaries’ balance sheets and statements of income that required us to record additional losses, when compared to the prior year, to comprehensive net income on translation of approximately $8.5 million.

Comparison of 2017 to 2016

During fiscal year 2017, the largest translation adjustments were related to the translation of the Costa Rica, Dominican Republic and Nicaragua subsidiaries’ balance sheets and statements of income that required us to record additional losses, when compared to the prior year, to comprehensive net income on translation of approximately $6.8 million.

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

	August 31,	August 31,
	2018	2017
Cash and cash equivalents held by foreign subsidiaries	$79,454	$139,270
Cash and cash equivalents held domestically	17,460	26,442
Total cash and cash equivalents and restricted cash	$96,914	$165,712

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017, and continuing into fiscal year 2018, we experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquidity market conditions to continue.

The following table summarizes our significant sources and uses of cash and cash equivalents:

	Years Ended
	August 31,	August 31,	August 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$119,454	$122,856	$141,531
Net cash provided by (used in) investing activities	(153,779)	(135,217)	(78,175)
Net cash provided by (used in) financing activities	(27,817)	(21,805)	(16,460)
Effect of exchange rates	(6,656)	(2,838)	(2,777)
Net increase (decrease) in cash and cash equivalents	$(68,798)	$(37,004)	$44,119

Net cash provided by operating activities totaled $119.4 million and $122.9 million for the twelve months ended August 31, 2018 and 2017, respectively. Cash used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $3.5 million decrease in net cash provided by operating activities was primarily due to a reduction in net income attributable to PriceSmart for approximately $16.6 million, offset by improvements in net working capital.

Net cash used in investing activities totaled $153.8 million and $135.2 million for the twelve months ended August 31, 2018 and 2017, respectively.  Cash used in investing activities is primarily to fund warehouse expansion and remodeling activities. During the current period, we used cash for capital expenditures for two new warehouse clubs and expenditures for ongoing replacement of equipment, building/leasehold improvements, expansion of existing warehouse clubs, and for the acquisition of Aeropost. Additionally, during fiscal year 2018, we used approximately $32.3 million in cash to invest in certificates of deposit and other time-based deposits with financial institutions (collectively referred to as “CDs”) with maturities greater than three months and up to one year.  As part of our ongoing efforts to mitigate the lack of availability of U.S. dollars in Trinidad we entered into these CDs to gain priority with the respective financial institutions for converting Trinidad dollars into U.S. dollars as well as enabling us to take advantage of higher interest rates on idle cash assets.  In fiscal year 2017, we used cash for capital expenditures related to the acquisition of a distribution center in Medley, Miami-Dade County, Florida in January 2017, construction activities for a warehouse club in Santa Ana, Costa Rica that opened in October 2017, construction activities for a warehouse club in the Santa Domingo, Dominican Republic that opened in the spring of 2018 and construction activities for a warehouse club in Chia, Colombia that opened in September 2016. The Company also used cash for the acquisition of land in Costa Rica and the Dominican Republic and for increased warehouse club expansion activities related to warehouse expansions in Guatemala, Honduras and El Salvador.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2018	$69,000	$—	$632	$68,368	—%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of August 31, 2018 and 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2018 and 2017, the Company was in compliance with respect to these covenants.  Each of these facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the twelve months ended August 31, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MUFG Union Bank	—	35,700	35,700
Trinidad subsidiary	6,000	6,000	12,000
Repayments of long-term debt:
Repayment of loan by Panama subsidiary	(2,000)	(11,333)	(13,333)
Regularly scheduled loan payments	(225)	(15,837)	(16,062)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar	18	(133)	(115)
Balances as of August 31, 2017	18,358	87,939	106,297	(2)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,500	13,500	15,000
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loan by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(3,000)	(3,000)	(6,000)
Regularly scheduled loan payments	(4,052)	(12,673)	(16,725)
Reclassifications of long-term debt	3,005	(3,005)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	144	(278)	(134)
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(4)

(1)	The carrying amount on non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	The carrying amount on non-cash assets assigned as collateral for this total was $128.4 million. No cash assets were assigned as collateral for this total.
(3)	These foreign currency translation adjustments are recorded within other comprehensive income.
(4)	The carrying amount on non-cash assets assigned as collateral for this total was $125.9 million. No cash assets were assigned as collateral for this total.

As of August 31, 2018, the Company had approximately $93.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2018, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2017, the Company had approximately $85.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Contractual Obligations	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$14,855	$34,304	$17,272	$36,144	$102,575
Operating leases(2)	14,062	23,831	23,010	137,343	198,246
Additional capital contribution commitments to joint ventures(3)	884	—	—	—	884
Data recovery services(4)	372	93	—	—	465
Distribution center services(5)	166	166	—	—	332
Warehouse club construction commitments (6)	10,633	—	—	—	10,633
Total	$40,972	$58,394	$40,282	$173,487	$313,135

(1)

Long-term debt includes debt with both fixed and variable interest rates. We have used rates as of August 31, 2018 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rate as set by the interest rate swaps.

(2)

Operating lease obligations have been reduced by approximately $3.3 million to reflect the amounts net of expected sublease income.  Operating lease obligations include $2.4 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sublease income the Company expects to receive during the remaining lease term.

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

The following table summarizes the shares repurchased during fiscal years 2018, 2017 and 2016:

	Years Ended
	August 31,	August 31,	August 31,
	2018	2017	2016
Shares repurchased	37,414	38,634	43,171
Cost of repurchase of shares (in thousands)	$3,183	$3,193	$3,334

We have reissued treasury shares as part of our stock-based compensation programs but we did not reissue any treasury shares during fiscal years 2018, 2017 and 2016.

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2018, 2017 and 2016.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35
2/4/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Derivatives

We are exposed to certain risks relating to our ongoing business operations.  We manage the exposure associated with interest rate and foreign currency exchange rate risks by using derivative financial instruments.  The objective of entering into derivatives is to eliminate the variability of cash flows resulting from changes in interest rates and foreign currency exchange rates associated with servicing our debt and our subsidiaries’ merchandise-related foreign currency commitments. We measure the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that we have designated and qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		August 31, 2018			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,405	$(819)	$1,586	$2,547	$(950)	$1,597
Interest rate swaps	Other non-current assets	1,959	(434)	1,525	—	—	—
Interest rate swaps	Other long-term liabilities	(8)	2	(6)	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(494)	148	(346)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$3,862	$(1,103)	$2,759	$1,865	$(735)	$1,130

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of August 31, 2018, the Company did not have any open non-deliverable forward foreign-exchange contracts.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of our accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Management continues to review its accounting policies and evaluate its estimates, including those related to business acquisitions, contingencies and litigation, income taxes, value added taxes, and long-lived assets.  We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.  Using different estimates could have a material impact on our financial condition and results of operations.

Income Taxes: The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of August 31, 2018, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions.  The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company.  The Company, in consultation with its tax advisors, bases its tax returns on interpretations that we believed to be reasonable under the circumstances.  The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its tax returns.  As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

The Company accrues an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on August 31, 2018 and 2017.

The Company has not historically provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings have been deemed by the Company to be indefinitely reinvested. However, subsequent to new United States tax legislation, PriceSmart made a provisional estimate of the one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”) of approximately $13.4 million, which was recorded as an income tax expense in the second quarter of fiscal year 2018. The Company finalized its calculation of this Transition Tax in the fourth quarter of fiscal year 2018, reducing it to approximately $12.5 million. The Company expects that the cash amounts due for the Transition Tax will be offset by foreign tax credits.

Tax Receivables: The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquires and/or on sales and taxable income.  The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets.  However, the Company, together with our tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $3.1 million and $1.2 million as of August 31, 2018 and August 31, 2017, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2018, the Company had deferred tax assets of approximately $2.1 million in this country.  Also, the Company had an income tax receivable balance of $7.1 million as of August 31, 2018 related to excess payments from fiscal year 2015 to 2018. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that we will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019.

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

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where our subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when we do not expect to eventually prevail in its recovery of such balances. The Company does not currently have any allowances provided against VAT and income tax receivables.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.  Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  Impairment charges for $2.6 million related to a write-off of internally developed software recorded during fiscal year 2018.  Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Business Combinations: We applied the provisions of ASC 805, Business Combinations, in accounting for the acquisition of Aeropost. It required us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we used our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of operations.

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

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2018.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2019	2020	2021	2022	2023	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$426	$—	$—	$—	$—	$—	$426	(1)
Weighted-average interest rate	4.50%	—%	—%	—%	—%	—%	4.50%
Long-term debt with variable interest rate	$14,429	$21,729	$12,572	$5,901	$17,449	$30,069	$102,149
Weighted-average interest rate	5.00%	5.00%	4.90%	4.90%	4.80%	3.80%	4.80%
Total long-term debt	$14,855	$21,729	$12,572	$5,901	$17,449	$30,069	$102,575	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$7,306	$8,025	$2,775	$2,775	$9,900	$30,068	$60,849
Weighted-average pay rate	5.08%	5.08%	4.91%	4.91%	5.69%	3.65%	4.46%
Weighted-average receive rate	5.39%	5.24%	4.61%	4.61%	5.12%	3.77%	4.46%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$3,600	$10,350	$5,100	$1,350	$7,425	—	$27,825
Weighted-average pay rate	8.69%	8.40%	8.21%	9.75%	9.75%	—%	8.83%
Weighted-average receive rate	5.14%	5.13%	4.96%	5.32%	5.32%	—%	5.16%

(1)

The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2018 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2018, we had a total of 41 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 31 of which operate under currencies other than the U.S. dollar. Approximately 51% of our net merchandise sales are comprised of products we purchased in U.S. dollars and were sold in countries whose currencies were other than the U.S. dollar. Approximately 77% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2018	2017
Country	% Change	% Change
Colombia	(3.07)%	(0.11)%
Costa Rica	(0.25)%	(4.19)%
Dominican Republic	(4.48)%	(3.52)%
Guatemala	(3.73)%	3.47%
Honduras	(2.78)%	(2.11)%
Jamaica	(5.48)%	(1.59)%
Nicaragua	(5.00)%	(5.00)%
Trinidad	(0.12)%	(0.58)%

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

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated and other foreign-denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2018:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances (in thousands)	(Losses) based on change in U.S. dollar denominated inter-company balances (in thousands)	(Losses) based on change in U.S. dollar denominated other asset/liability balances, (in thousands)	Net gain (loss)
5%	$1,348	$(1,023)	$(658)	$(333)
10%	$2,697	$(2,046)	$(1,316)	$(665)
20%	$5,394	$(4,092)	$(2,632)	$(1,330)

From time to time we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through warehouse sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017 and continuing into fiscal year 2018, we experienced this situation in Trinidad (“TT”).  We are limited in our ability to convert TT dollars that we generated through sales of merchandise into U.S. dollars to settle U.S. dollar liabilities, increasing our foreign exchange exposure to any devaluation of the TT dollar. We are working with our banks to source other tradable currencies (such as Euros and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this condition will continue and we plan to take steps to limit our exposure to a potential devaluation. Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which allowed for a more normalized flow of imported merchandise.  Due to the actions taken by us, as of August 31, 2018 and 2017, our Trinidad subsidiary had net U.S. dollar denominated assets of approximately $13.0 million and $4.0 million, respectively. However, the illiquidity situation remains in the Trinidad market, and we may face similar issues in sourcing U.S. dollars during fiscal year 2019 to those we faced in fiscal year 2016. Going forward, we could again find ourselves in a net U.S. dollar denominated liability position that may require us to limit shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies or to reduce our exposure to a potential devaluation.  If, for example, a hypothetical 20% devaluation of the Trinidad currency occurred while we held levels of net U.S. denominated liabilities similar to those at those at August 31, 2016 ($18.9 million), the net effect on other expense would be approximately $3.8 million. This may result in once again limiting shipments to our Trinidad subsidiary, causing it to run out of certain merchandise, from time to time, during fiscal year 2019.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2018:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$3,052	$(1,336)	$4,524	$20,103
10%	$6,103	$(2,673)	$9,047	$40,205
20%	$12,207	$(5,345)	$18,094	$80,411

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.9 million at August 31, 2018 and approximately $1.3 million at August 31, 2017.  A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2018 would have resulted in a further increase in the value of the swaps of approximately $499,000. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2018 would have resulted in a net decrease in the value of the swaps of approximately of $609,000.

From time to time we use non-deliverable forward foreign exchange contracts primarily to address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The market risk related to foreign currency forward contracts would be measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The net increase or decrease in the fair value of these derivative instruments would be economically offset by the gains or losses on the underlying transactions.

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

As of August 31, 2018, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

    Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of a material weakness in the Company’s internal control over financial reporting with respect to one area, as discussed below, that resulted in correcting entries in the interim periods (November 30, 2017, February 28, 2018 and May 31, 2018) reported for the fiscal year ending August 31, 2018 as described in the Notes to Consolidated Financial Statements (Note 18 – Quarterly Financial Information).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management is in the process of developing plans to mitigate the material weakness identified during fiscal year 2019.  Despite the existence of this material weakness, the Company believes that the consolidated financial statements included in this 2018 Form 10-K fairly present, in all material respects, PriceSmart, Inc.'s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Management has excluded from its assessment the internal control over financial reporting for the Aeropost business acquired on March 15, 2018. The Aeropost business constitutes 3.0% of total assets and total net assets, 1.0% of total revenues, and (9.0%) total net income attributable to PriceSmart of the Company’s consolidated financial statement amounts as of and for the year ended August 31, 2018. The Aeropost business will be in scope for management’s assessment as of August 31, 2019.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2018, the end of its most recent fiscal year, because of a material weakness. Specifically, management has determined that adequate controls did not exist over the classification of certain financial instruments as cash equivalents or short-term investments.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of August 31, 2018.  Their report on the audit of internal control over financial reporting appears below.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal quarter ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, PriceSmart, Inc. (the Company) has not maintained effective internal control over financial reporting as of August 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has determined that adequate controls did not exist over the classification of certain financial instruments as cash equivalents or short-term investments.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aeropost, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted 3% of total and net assets as of August 31, 2018 and 1% and (9)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aeropost, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCOAB), the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated October 25, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal controls over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California

October 25, 2018

Item 9B. Other Information

On October 24, 2018, our Chief Executive Officer and President Jose Luis Laparte submitted his resignation effective November 16, 2018, which the Board of Directors accepted on the same day. We announced that Robert E. Price, Company Founder and our Chairman, will serve as Executive Chairman and that Sherry S. Bahrambeygui, a member of our Board of Directors, will serve as Interim Chief Executive Officer while the Company conducts a search for a permanent Chief Executive Officer.

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

The additional information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors,” “Executive Officers of the Company” and “General – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Certain Transactions” and “Information Regarding the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)  The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(20)	Second Amended and Restated Bylaws of the Company
4.1(9)	Specimen of Common Stock certificate.
10.1(12)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2001 Equity Participation Plan of PriceSmart, Inc.
10.2(25)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.3(15)**	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.
10.4(13)	Loan Agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated September 1, 2009.
10.5(17)	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited.
10.6(17)	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.
10.7(16)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.
10.8(17)	Loan renewal agreement between The Bank of Nova Scotia and PSMT El Salvador, S.A. de C.V., executed August 27, 2014.
10.9(17)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.
10.13(22)	Promissory Note $7.5M Prismar de Costa Rica, S.A. dated August 28, 2015.

10.14(23)	Promissory Note between Banco BAC San Jose, S.A. and Prismar de Costa Rica, S.A. for 3,955,125,000 colones dated September 18, 2015.
10.15(26)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.16(27)	Promissory Note between PriceSmart Clubs (TT) Limited and Citibank, N.A. dated March 31, 2017.
10.17 (28)	Promissory Note between PriceSmart, Inc. and MUFG Union Bank, N.A. dated November 10, 2016.
10.18(21)**	Employment Agreement between the Company and John M. Heffner, dated September 1, 2015.
10.19(2)**	Form of Indemnity Agreement.
10.20(10)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.21(10)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.22(4)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.
10.23(3)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.24(21)**	Employment Agreement between the Company and William Naylon, dated as of September 1, 2015.
10.25(21)**	Employment Agreement between the Company and John Hildebrandt, dated September 1, 2015.
10.26(5)**	2001 Equity Participation Plan of PriceSmart, Inc.
10.27(21)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.
10.28(6)**	2002 Equity Participation Plan of PriceSmart, Inc.
10.29(21)**	Employment Agreement between the Company and Jose Luis Laparte dated as of September 1, 2015.
10.31(17)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.32(14)**	2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.33(14)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.34(14)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.
10.35(14)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.36(23)**	Employment Agreement between the Company and Frank R. Diaz dated November 1, 2015.
10.37(21)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.38(24)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.39(24)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.40 (28)**	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
10.41(29)**	Amendment to 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.42(30)	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated February 26, 2017.
10.43(31)**	Employment Agreement effective as of April 24, 2018 between PriceSmart, Inc. and Maarten O. Jager.
10.44* **	Employment Agreement between the Company and Ana Luisa Bianchi dated August 1, 2018.
10.45* **	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#

These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(5)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(6)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.
(14)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.
(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.
(20)	Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.
(21)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Commission on October 29, 2015.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.
(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 filed with the Commission on July 5, 2017.
(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the Commission on October 26, 2017.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 filed with the Commission on January 4, 2018.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 filed with the Commission on April 5, 2018.
(31)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 6, 2018.

Item 16. Form 10-K Summary

None

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at		Charged to		Balance at
	Beginning	Aeropost	Costs and		End of
	of Period	Acquisition	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2016	$—	$—	$25	$(18)	$7
Year ended August 31, 2017	$7	$—	$9	$(9)	$7
Year ended August 31, 2018	$7	$452	$114	$(476)	$97

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 25, 2018	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 25, 2018	By:	/s/ MAARTEN O. JAGER
Maarten O. Jager
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 25, 2018
Jose Luis Laparte

/s/ MAARTEN O. JAGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 25, 2018
Maarten O. Jager

/s/ ROBERT E. PRICE	Chairman of the Board	October 25, 2018
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 25, 2018
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 25, 2018
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 25, 2018
Gonzalo Barrutieta

/s/ LEON C. JANKS	Director	October 25, 2018
Leon C. Janks

/s/ EDGAR ZURCHER	Director	October 25, 2018
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 25, 2018
Gordon H. Hanson

/s/ PIERRE MIGNAULT	Director	October 25, 2018
Pierre Mignault

/s/ GARY M. MALINO	Director	October 25, 2018
Gary M. Malino

/s/ BEATRIZ V. INFANTE	Director	October 25, 2018
Beatriz V. Infante

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 25, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

San Diego, California

October 25, 2018

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$93,460	$162,434
Short-term restricted cash	405	460
Short-term investments	32,304	—
Receivables, net of allowance for doubtful accounts of $97 as of August 31, 2018 and $7 as of August 31, 2017, respectively	8,859	6,460
Merchandise inventories	321,025	310,946
Prepaid expenses and other current assets	31,800	30,070
Total current assets	487,853	510,370
Long-term restricted cash	3,049	2,818
Property and equipment, net	594,403	557,829
Goodwill	46,329	35,642
Other intangibles, net	14,980	—
Deferred tax assets	10,166	15,412
Other non-current assets (includes $4,364 and $2,547 as of August 31, 2018 and August 31, 2017, respectively, for the fair value of derivative instruments)	48,854	44,678
Investment in unconsolidated affiliates	10,758	10,765
Total Assets	$1,216,392	$1,177,514
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$255,739	$272,248
Accrued salaries and benefits	22,836	19,151
Deferred income	23,018	22,100
Income taxes payable	4,636	5,044
Other accrued expenses	28,281	26,483
Long-term debt, current portion	14,855	18,358
Total current liabilities	349,365	363,384
Deferred tax liability	1,894	1,812
Long-term portion of deferred rent	8,885	8,914
Long-term income taxes payable, net of current portion	4,622	909
Long-term debt, net of current portion	87,720	87,939
Other long-term liabilities (includes $502 and $682 for the fair value of derivative instruments and $4,715 and $5,051 for post employment plans as of August 31, 2018 and August 31, 2017, respectively)	5,268	5,789
Total Liabilities	457,754	468,747

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,372,752 and 31,275,727 shares issued and 30,460,353 and 30,400,742 shares outstanding (net of treasury shares) as of August 31, 2018 and August 31, 2017, respectively	3	3
Additional paid-in capital	432,882	422,395
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(121,216)	(110,059)
Retained earnings	473,954	420,866
Less: treasury stock at cost, 912,399 and 874,985 shares as of August 31, 2018 and August 31, 2017, respectively	(39,107)	(35,924)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	758,002	708,767
Noncontrolling interest in consolidated subsidiaries	636	—
Total stockholders' equity	758,638	708,767
Total Liabilities and Equity	$1,216,392	$1,177,514

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2018	2017	2016
Revenues:
Net merchandise sales	$3,053,754	$2,910,062	$2,820,740
Export sales	40,581	34,244	33,813
Membership income	50,821	47,743	45,781
Other revenue and income	21,546	4,579	4,842
Total revenues	3,166,702	2,996,628	2,905,176
Operating expenses:
Cost of goods sold:
Net merchandise sales	2,610,111	2,487,146	2,417,366
Export sales	38,740	32,606	32,260
Non-merchandise	7,669	—	—
Selling, general and administrative:
Warehouse club and other operations	291,488	268,629	252,130
General and administrative	88,461	70,013	64,344
Pre-opening expenses	913	44	1,191
Asset impairment	1,929	—	—
Loss/(gain) on disposal of assets	1,339	1,961	1,162
Total operating expenses	3,040,650	2,860,399	2,768,453
Operating income	126,052	136,229	136,723
Other income (expense):
Interest income	1,415	1,809	1,307
Interest expense	(5,071)	(6,777)	(5,891)
Other income (expense), net	192	1,482	(899)
Total other income (expense)	(3,464)	(3,486)	(5,483)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	122,588	132,743	131,240
Provision for income taxes	(48,177)	(42,018)	(42,849)
Income (loss) of unconsolidated affiliates	(8)	(1)	332
Net income	$74,403	$90,724	$88,723
Less: (net income) loss attributable to noncontrolling interest	(75)	—	—
Net income attributable to PriceSmart, Inc.	$74,328	$90,724	$88,723
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$2.44	$2.98	$2.92
Diluted	$2.44	$2.98	$2.92
Shares used in per share computations:
Basic	30,115	30,020	29,928
Diluted	30,115	30,023	29,933
Dividends per share	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2018	2017	2016
Net income attributable to PriceSmart, Inc.	$74,328	$90,724	$88,723
Other Comprehensive Income, net of tax:			—
Foreign currency translation adjustments (1)	$(12,890)	$(6,297)	$(1,702)
Defined benefit pension plan:
Net gain (loss) arising during period	(87)	(166)	(182)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	41	39	(20)
Total defined benefit pension plan	(46)	(127)	(202)
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	(97)	81	1,826
Unrealized gains/(losses) on change in fair value of interest rate swaps (3)	1,882	254	(2,361)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), for settlement of derivatives	(6)	(19)	—
Total derivative instruments	1,779	316	(535)
Other comprehensive income (loss)	(11,157)	(6,108)	(2,439)
Comprehensive income	$63,171	$84,616	$86,284
Less: (comprehensive income)/loss attributable to noncontrolling interest	(1)	—	—
Comprehensive income attributable to PriceSmart, Inc. stockholders	$63,170	$84,616	$86,284

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

(2)	See Note 12 - Derivative Instruments and Hedging Activities.
(3)	Unrealized gains/(losses) on change in fair value of interest rate swaps includes $248,000 of adjustments related to the revaluation of derivative fair market value accounts.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2015	30,978	$3	$403,168	$10,711	$(101,512)	$283,611	793	$(29,397)	$566,584	$—	$566,584
Purchase of treasury stock	—	—	—	—	—	—	43	(3,334)	(3,334)	—	(3,334)
Issuance of restricted stock	256	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	80	—	—	—	—	—	80	—	80
Stock-based compensation	—	—	9,121	610	—	—	—	—	9,731	—	9,731
Dividend paid to stockholders	—	—	—	—	—	(21,274)	—	—	(21,274)	—	(21,274)
Net income	—	—	—	—	—	88,723	—	—	88,723	—	88,723
Other comprehensive income (loss)	—	—	—	—	(2,439)	—	—	—	(2,439)	—	(2,439)
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071	$—	$638,071
Purchase of treasury stock	—	—	—	—	—	—	39	(3,193)	(3,193)	—	(3,193)
Issuance of restricted stock award	63	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(37)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	12	—	704	—	—	—	—	—	704	—	704
Stock-based compensation	—	—	9,689	165	—	—	—	—	9,854	—	9,854
Dividend paid to stockholders	—	—	—	—	—	(21,285)	—	—	(21,285)	—	(21,285)
Net income	—	—	—	—	—	90,724	—	—	90,724	—	90,724
Other comprehensive income (loss)	—	—	—	—	(6,108)	—	—	—	(6,108)	—	(6,108)
Balance at August 31, 2017	31,276	$3	$422,762	$11,486	$(110,059)	$420,499	875	$(35,924)	$708,767	$—	$708,767
Acquisition of Aeropost	—	—	—	—	—	—	—	—	—	562	562
Cumulative effect of accounting change for the adoption of ASU 2016-09	—	—	(367)	—	—	367	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	37	(3,183)	(3,183)	—	(3,183)
Issuance of restricted stock award	109	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(16)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	10,218	—	—	—	—	—	10,218	—	10,218
Dividend paid to stockholders	—	—	—	—	—	(21,240)	—	—	(21,240)	—	(21,240)
Net income	—	—	—	—	—	74,328	—	—	74,328	75	74,403
Other comprehensive income (loss)	—	—	—	—	(11,157)	—	—	—	(11,157)	(1)	(11,158)
Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2018	2017	2016
Operating Activities:
Net income	$74,403	$90,724	$88,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,640	46,292	39,794
Allowance for doubtful accounts	(369)	—	7
Asset impairment and closure costs	1,929	—	—
(Gain)/loss on sale of property and equipment	1,339	1,961	1,162
Deferred income taxes	6,962	(2,845)	2,875
Equity in (gains)/losses of unconsolidated affiliates	8	1	(332)
Stock-based compensation	10,218	9,689	9,121
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(1,108)	1,894	(6,679)
Merchandise inventories	(10,079)	(28,039)	(15,732)
Accounts payable	(16,489)	3,344	23,202
Net cash provided by (used in) operating activities	119,454	123,021	142,141
Investing Activities:
Business acquisition, net of cash acquired	(23,895)	—	—
Additions to property and equipment	(98,109)	(135,294)	(77,700)
Short-term investments	(77,997)	—	—
Proceeds from settlements of short-term investments	45,693	—	—
Deposits for land purchase option agreements	(100)	(300)	(442)
Proceeds from disposal of property and equipment	629	377	86
Capital contributions to joint ventures	—	—	(119)
Net cash provided by (used in) investing activities	(153,779)	(135,217)	(78,175)
Financing Activities:
Proceeds from long-term bank borrowings	28,500	47,700	14,370
Repayment of long-term bank borrowings	(32,088)	(29,395)	(16,525)
Proceeds from short-term bank borrowings	81,851	678	28,927
Repayment of short-term bank borrowings	(81,851)	(17,179)	(19,314)
Cash dividend payments	(21,240)	(21,285)	(21,274)
Purchase of treasury stock for tax withholding on stock compensation	(3,183)	(3,193)	(3,334)
Proceeds from exercise of stock options	269	704	80
Apportionment attributable to noncontrolling interest	(75)	—	—
Net cash provided by (used in) financing activities	(27,817)	(21,970)	(17,070)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,656)	(2,838)	(2,777)
Net increase (decrease) in cash, cash equivalents	(68,798)	(37,004)	44,119
Cash, cash equivalents, and restricted cash at beginning of period	165,712	202,716	158,597
Cash, cash equivalents, and restricted cash at end of period	$96,914	$165,712	$202,716

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,955	$5,915	$4,903
Income taxes	$52,151	$48,530	$51,238
Dividends declared but not paid	$—	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2018	2017	2016
Cash and cash equivalents	$93,460	$162,434	$199,522
Short-term restricted cash	405	460	518
Long-term restricted cash	3,049	2,818	2,676
Total cash, cash equivalents, and restricted cash shown in the Consolidated statements of cash flows	$96,914	$165,712	$202,716

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2018, the Company had 41 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;  five in Panama; four each in Trinidad and Dominican Republic; three each in Guatemala and Honduras,  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Santa Ana, Costa Rica in October 2017, bringing the total warehouse clubs operating in Costa Rica to seven. The Company opened a new warehouse club in Santo Domingo, Dominican Republic in May 2018, bringing the total number of warehouse clubs operating in the Dominican Republic to four.  In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company plans to construct new warehouse clubs. In Panama, the site is in the city of Santiago and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo and, upon completion, will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. In September 2018 (fiscal year 2019), the Company acquired land in San Cristobal, Guatemala, upon which the Company plans to construct a standard format warehouse club. San Cristobal is expected to open in the fall of 2019. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

PriceSmart also operates a cross-border logistics and e-commerce business through its Aeropost, Inc. (“Aeropost”) subsidiary, which it purchased during March 2018.  Aeropost operates directly or via agency relationships in 38 countries in Latin America and the Caribbean and has distribution and administration facilities in Miami, Florida.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with the instructions to Form 10-K for annual financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (GAAP) for annual financial information. The consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

Reclassifications to the consolidated statement of cash flows recorded during fiscal year 2018 for fiscal year 2017 – Accounting Standards Update (ASU) 2016-18 - The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years and will be applied using a retrospective transition method to each period presented. The Company early adopted this ASU as of August 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash for each of the presented periods.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presentation of excess tax benefits and employee taxes paid on the statement of cash flows

•

According to ASU 2016-09, the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation should be classified as a financing activity on the statement of cash flows, and the full retrospective transition method should be applied. The Company already classified cash paid for tax withholdings as a financing activity; thus, the adoption did not change the Company’s classification for this activity. However, the Company has changed the naming convention from “Purchase of treasury stock” to “Purchase of treasury stock for tax withholding on stock compensation” in the statement of cash flows.

•

Furthermore, the new standard requires the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company has adopted this change, retrospectively, which resulted in $165,000 and $610,000 being reclassified from a financing activity to an operating activity for the twelve months ended August 31, 2017 and 2016, respectively.

Reclassifications to the consolidated statement of income – In the fourth quarter of fiscal year 2018, the Company reclassified approximately $2.0 million of expenses related to its newly acquired subsidiary Aeropost, Inc. from warehouse club and other operations expense to cost of goods sold – net merchandise sales. This reclassification was made to conform the full year statement of income presentation of the underlying expenses to their fourth quarter presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, subsidiaries in which it has a controlling interest, and the Company’s joint ventures for which the Company has determined that it is the primary beneficiary.  The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income excludes income attributable to its noncontrolling interests.  Additionally, the consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

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

The Company has determined for its ownership interest in store-front joint ventures within its Aeropost subsidiary that the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Therefore, the Company has determined that it is the primary beneficiary of the VIEs and has consolidated these entities within its consolidated financial statements.  The Company's ownership interest in these store-front joint ventures within its Aeropost subsidiary for which the Company has consolidated their financial statements as of August 31, 2018 are listed below:

Aeropost Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
El Salvador	EL Salvador	60.0%	Consolidated
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Company's ownership interest in real estate development joint ventures, since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.  The Company's ownership interest in real estate development joint ventures for which the Company has recorded under the equity method as of August 31, 2018 are listed below:

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

Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions in the process of settlement.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Goodwill and Other Intangibles – Goodwill and other intangibles totaled $61.3 million as of August 31, 2018 and $35.6 million as of August 31, 2017.   In March 2018, the Company acquired Aeropost, Inc., which resulted in the addition of $27.3 million of goodwill and other intangibles. Please see the table below for a description and amounts assigned to each major asset class.  Please refer to Note 15 – Acquisition for additional information pertaining to each asset class acquired in the business combination.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The changes in the carrying amount of goodwill for the year ended August 31, 2018 are as follows (in thousands):

August 31,
2018
Goodwill at August 31, 2017	$35,642
Foreign currency exchange rate changes	(543)
Aeropost acquisition - see Note 15	11,230
Goodwill at August 31, 2018	$46,329

The table below summarizes our acquired other intangible assets (in thousands) arising from the Aeropost acquisition:

August 31,
2018
Other intangibles at August 31, 2017	$—
Trade name	5,100
Developed technology	11,000
Other intangibles at August 31, 2018	$16,100
Amortization	(1,120)
Net other intangibles at August 31, 2018	$14,980

Total goodwill and other intangibles, net	$61,309

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows our estimated amortization of intangibles for fiscal years 2019 through 2023 and thereafter (in thousands):

Twelve Month Ended August 31	Amount
2019	$2,404
2020	2,411
2021	2,404
2022	2,404
2023	1,373
Thereafter	3,984
Total	$14,980

Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of the Company’s business in most of the countries in which the Company operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income.  The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets.  However, the Company, together with its tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $3.1 million and $1.2 million as of August 31, 2018 and August 31, 2017, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of August 31, 2018, the Company had deferred tax assets of approximately $2.1 million in this country.  Also, the Company had an income tax receivable balance of $7.1 million as of August 31, 2018 related to excess payments from fiscal years 2015 to 2018. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2018	2017
Prepaid expenses and other current assets	$5,921	$6,650
Other non-current assets	19,224	24,904
Total amount of VAT receivable reported	$25,145	$31,554

The following table summarizes the income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2018	2017
Prepaid expenses and other current assets	$6,344	$6,403
Other non-current assets	18,165	10,492
Total amount of income tax receivable reported	$24,509	$16,895

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

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”).  The Company adopted ASU 2016-09 – Compensation - Stock Compensation (Topic 718) on September 1, 2017, see Note 1 – Company Overview and Basis of Presentation for more information on the implementation.  Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant.  The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant.  The Company recognizes compensation cost for PSUs, over the performance period. If the performance metric is not achieved, the recorded expense is reversed and the remaining PSUs are canceled.  The Company reassess the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation cost based on its probability assessment.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance metric is achieved. At the time the Compensation Committee confirms the performance metric has been achieved, the accrued dividend equivalents are paid on the PSUs.

Exit or Disposal Cost Obligations – In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in a leased facility to the new facility during the third quarter of fiscal year 2017. As part of this transaction, the Company recorded an exit obligation related to the lease of the previous distribution center. The obligation consists of the costs associated with the exit or disposal activity measured initially at its fair value as of May 1, 2017, the date on which the obligation was incurred. These costs are primarily comprised of the costs to terminate the operating lease and other associated costs, including costs to consolidate or close facilities, net of any potential sub-lease income the Company could receive during the remaining lease term. In periods subsequent to initial measurement, changes to the exit obligation, including any changes resulting from a revision to either the timing or the amount of estimated cash flows over the remaining lease period, is measured using the credit-adjusted risk-free rate that was used to measure the initial obligation. During the third quarter of fiscal year 2017, the Company initially recorded an obligation related to this exit activity for approximately $496,000 within other long-term liabilities. Exit costs of approximately $1.0 million and $1.4 million were recorded to net warehouse club cost of goods sold for the twelve months ended August 31, 2018 and 2017, respectively. As of August 31, 2018 there was no remaining accrual for exit obligations as all of the vacated space has been subleased (and/or returned to the landlord), and the Company expects future additional costs to be offset by sublease income.

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

Short-term investments:  Short-term investments consists of certificates of deposit and similar time-based deposits with financial institutions with maturity dates over three months and up to twelve months.  The carrying value approximates fair value due to the maturity of the underlying certificates of deposit within the normal operating cycle of the Company.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2018 and August 31, 2017 is as follows (in thousands):

	August 31, 2018		August 31, 2017
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
Long-term debt, including current portion	$102,575	$96,959	$106,297	$102,911

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2018 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate and cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk and interest expense risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2018 and August 31, 2017.

Fair Value Instruments.  The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2018 and August 31, 2017.

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated over the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented. PriceSmart also operates a cross-border logistics and e-commerce business through its Aeropost, Inc. (“Aeropost”) subsidiary, which it purchased during March 2018.    Aeropost’s primary revenue streams are Casillero (package delivery) and Marketplace (fully landed services). The Company recognizes and presents revenue-producing transactions on a net of value added/sales tax basis.

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013 and expanded this offering into Panama, Dominican Republic and Trinidad during fiscal year 2018. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.    The Company has determined that breakage revenue is immaterial; therefore, it records 100% of the Platinum membership liability at the time of sale, rather than estimating breakage.

The Company recognizes gift certificate sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued expenses in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance. However, the absence of a large volume of transactions for gift certificates impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

The primary revenue streams currently derived from the Company’s Aeropost business are Casillero and Marketplace. The Casillero (package delivery) and Marketplace businesses offer freight forwarding services.  The Company enters into contracts with its customers to provide delivery, insurance and customs processing services for products its customers purchase online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s Marketplace site. Revenue is recognized when the Company’s performance obligations have been completed (that is when delivery of the items have been made to the destination point) and is recorded in “Other revenue and income” on the Consolidated Statements of Income.  Prepayment of orders for which the Company has not fulfilled its performance obligation are recorded as unearned revenue. Additionally, the Company records revenue at the net amounts retained.  For Marketplace orders this is the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company is acting as an agent and is not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

Operating leases where the Company is the lessor with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

Self-Insurance  – As of October 1, 2017, PriceSmart, Inc. became self-insured for its U.S. employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its U.S. employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries and the ultimate cost of these claims may vary from initial estimates

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and established accrual. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $801,000 as of August 31, 2018.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials in cost of goods sold, net merchandise sales. The Company also includes in cost of goods sold, net merchandise sales the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-store demonstrations.

For export sales, the Company includes the cost of merchandise and external and internal distribution and handling costs for supplying merchandise in cost of goods sold, exports.

For the Aeropost operations, the Company includes the costs of external and internal shipping, handling and other direct costs incurred to provide delivery, insurance and customs processing services in cost of goods sold, non-merchandise.

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

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with operating warehouse clubs and freight forwarding operations. These operations include the operating costs of the Company’s warehouse clubs and freight forwarding activities, including payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs and rent) for new warehouse clubs as incurred.

Asset Impairment Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $1.9 million for the twelve months ended August 31, 2018 related to the write off of internally developed software for e-commerce due to the Company’s acquisition of Aeropost, Inc. and its digital e-commerce platform.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the amounts recorded for the twelve-month periods ending August 31, 2018, 2017, and 2016 (in thousands):

	Years Ended August 31,
	2018	2017	2016
Currency gain (loss)	$192	$1,241	$(899)

We are also exposed to foreign exchange risks related to changes in exchange rates for assets and liabilities of entities whose functional currency is not the U.S. dollar. The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the twelve month periods ending August 31, 2018, 2017 and 2016:

	Years Ended August 31,
	2018	2017	2016
Effect on other comprehensive (loss) income due to foreign currency restatement	$(12,890)	$(6,297)	$(1,702)

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

The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and foreign taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  As of August 31, 2018, the Company has $3.7 million recorded for uncertain income tax positions related to its Aeropost subsidiary. See Note 9 – Income Taxes.

The Company has not historically provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings, as such, earnings have been deemed by the Company to be indefinitely reinvested. However, subsequent to new United States tax legislation, PriceSmart made a provisional estimate of the one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”) of approximately $13.4 million, which was recorded as an income tax expense in the second quarter of fiscal year 2018. The Company finalized its calculation of this Transition Tax in the fourth quarter of fiscal year 2018, reducing it to approximately $12.5 million. The Company expects that the cash amounts due for the Transition Tax will be offset by foreign tax credits.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 810 ASU 2018-15 – Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As such, the amendment in this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in subtopic 350-40 in order to determine which implementation costs to capitalize as an asset and which costs to expense.

Additionally, the amendments in this ASU require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 718 ASU 2018-07 - Compensation—Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU apply to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 715 ASU 2017-09 - Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award.  This ASU provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

FASB ASC 842 ASU 2018-11 -Leases (Topic 842): Targeted Improvements

In July 2018, the FASB issued guidance codified in ASC 842, Leases, targeted improvements, which finalizes Proposed ASU No. 2018-200, and assists stakeholders with implementation questions and issues as organizations prepare to adopt the new leases standard in ASU No. 2016-02, Leases (Topic 842). These questions and issues mainly relate to comparative reporting requirements and for lessors only, separating lease and non-lease components in a contract and allocation of the consideration to the separate components. The targeted improvements provide entities with additional and optional transition methods. The amendments in this ASU are effective for annual periods beginning after September 1, 2019 and interim periods within those annual periods. The Company does not expect the targeted improvements to have an impact on the Company’s consolidated financial statements.

FASB ASC 606 ASU 2014-09 - Revenue from Contracts with Customers

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2019, using the modified retrospective approach through a cumulative effect adjustment to retained earnings. The Company has substantially completed its assessment of the new standard and it does not believe the impacts to be material to the Company's consolidated financial statements. The Company continues to evaluate the disclosure requirements related to the new standard.

Recent Accounting Pronouncements Adopted

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

The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has evaluated the impact adoption of this guidance may have on the Company’s consolidated financial statements.  The Company has determined that it does not have non-inventory intra-entity transfers of intellectual property and all other non-inventory transfers of assets are recognized at the time of transfer, in accordance with the guidance within ASU 2016-16.  Therefore adoption of the guidance did not have a material impact on the Company’s financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 220 ASU 2018-02 - Income Statement—Reporting Comprehensive Income (Topic 220)— Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (“tax reform”), enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax reform. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the tax reform, and (3) information about other income tax effects related to the application of the tax reform that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted this guidance during the third quarter of fiscal year 2018 and elected to reclassify the income tax effects of the tax reform from accumulated other comprehensive income to retained earnings.  Adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

•

The adoption of this guidance and the amendments related to the timing of when excess tax benefits are recognized, the effect of minimum statutory withholding requirements, forfeitures, and intrinsic value and the adoption of this methodology using the modified retrospective transition method resulted in the Company electing to eliminate the recording of the forfeiture rate on the expense recorded.  The elimination of the forfeiture rate required recording a cumulative-effect adjustment by increasing retained earnings and reducing Additional Paid in Capital (see Note 1 – “Company Overview and Basis of Presentation”), at the beginning of the year of adoption, which was September 1, 2017, for the service periods already incurred for unvested shares.

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

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2018	2017
Land	$172,051	$161,579
Building and improvements	424,736	382,236
Fixtures and equipment	228,891	198,147
Construction in progress	38,495	40,224
Total property and equipment, historical cost	864,173	782,186
Less: accumulated depreciation	(269,770)	(224,357)
Property and equipment, net	$594,403	$557,829

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2018	2017	2016
Depreciation and amortization expense, Property and equipment	$51,520	$46,292	$39,794

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

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2018	2017
Total interest capitalized	$9,043	$8,262

Total interest capitalized (in thousands):

	Years Ended August 31,
	2018	2017	2016
Interest capitalized	$1,134	$447	$1,082

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of asset disposal activity for fiscal years 2018, 2017 and 2016 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Receivables and Proceeds from Disposal	Gain/(Loss) Recognized
Fiscal Year 2018	$10,465	$8,388	$738	$(1,339)
Fiscal Year 2017	$19,774	$17,436	$377	$(1,961)
Fiscal Year 2016	$7,578	$6,330	$86	$(1,162)

The Company also recorded within accounts payable and other accrued expenses approximately $81,000 and $1.4 million, respectively, as of August 31, 2018 and $612,000 and $3.1 million, respectively, as of August 31, 2017 of liabilities related to the acquisition and/or construction of property and equipment.

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

The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Years Ended August 31,
	2018	2017	2016
Net income attributable to PriceSmart, Inc. per share available for distribution:	$74,328	$90,724	$88,723
Less: Allocation of income to unvested stockholders	(897)	(1,321)	(1,431)
Net earnings available to common stockholders	$73,431	$89,403	$87,292
Basic weighted average shares outstanding	30,115	30,020	29,928
Add dilutive effect of stock options (two-class method)	—	3	5
Diluted average shares outstanding	30,115	30,023	29,933
Basic net income per share	$2.44	$2.98	$2.92
Diluted net income per share	$2.44	$2.98	$2.92

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2018, 2017 and 2016.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35
2/4/2016	$0.70	2/15/2016	2/29/2016	$0.35	8/15/2016	8/31/2016	$0.35

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, August 31, 2015	$(101,512)	$—	$(101,512)
Foreign currency translation adjustments	(1,702)	—	(1,702)
Defined benefit pension plans (1)	(182)	—	(182)
Derivative Instruments (2)	(535)	—	(535)
Amounts reclassified from accumulated other comprehensive income (loss)	(20)	—	(20)
Ending balance, August 31, 2016	$(103,951)	$—	$(103,951)
Foreign currency translation adjustments	$(6,297)	$—	$(6,297)
Defined benefit pension plans (1)	(166)	—	(166)
Derivative Instruments (2)	316	—	316
Amounts reclassified from accumulated other comprehensive income (loss)	39	—	39
Ending balance, August 31, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	$(12,890)	$(1)	$(12,891)
Defined benefit pension plans (1)	(87)	—	(87)
Derivative Instruments (2)	1,779	—	1,779
Amounts reclassified from accumulated other comprehensive income (loss)	41	—	41
Ending balance, August 31, 2018	$(121,216)	$(1)	$(121,217)

(1)

Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club and other operations in the Company's consolidated statements of income.

(2)	See Note 12 – “Derivative Instruments and Hedging Activities.”

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2018	2017
Retained earnings not available for distribution	$6,798	$6,459

NOTE 6 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment.  The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. Effective January 1, 2016, the Company also makes nondiscretionary contributions to the 401(k) plan to the non-officer employees that defer up to 2% of their salary.  Employer contributions to the 401(k) plan for the Company's U.S. employees were $2.0 million, $1.8 million and $1.7 million during fiscal years 2018,  2017 and 2016, respectively.

PriceSmart also offers and/or is implementing defined contribution retirement plans in most of its subsidiaries.  The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed.  The expenses associated with the plans for the Company’s non-U.S. employees were $2.9 million, $3.1 million and $3.1 million during fiscal years 2018, 2017, and 2016, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plans

The Company's subsidiaries located in three countries are parties to unfunded post-employment benefit plans (defined benefit plans) in which the subsidiary is required to pay a specified benefit upon retirement, voluntary departure or death of the employee. The amount of the benefit is predetermined by a formula based on the employee's earnings history, tenure of service and age. Because the obligation to provide benefits arises as employees render the services necessary to earn the benefits pursuant to the terms of the plan, the Company recognizes the cost of providing the benefits over the projected employee service periods. These payments are only due if an employee reaches certain thresholds, such as tenure and/or age. Therefore, these plans are treated as defined benefit plans. For these defined benefit plans, the Company has engaged actuaries to assist with estimating the current costs associated with these future benefits.  The liabilities for these unfunded plans are recorded as non-current liabilities.

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2018 and 2017 and consolidated statements of income for the fiscal years ended August 31, 2018, 2017 and 2016 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2018	2017	2018	2017		2018	2017	2016
Start of period	$(1,070)	$(882)	$650	$465		$—	$—	$—
Service cost	(17)	88	—	—		117	119	35
Interest cost	(64)	(80)	—	—		64	80	52
Prior service cost (amortization)	—	—	(52)	(55)		52	55	56
Actuarial gains/(losses)	(139)	(196)	121	240		13	(45)	(87)
Totals	$(1,290)	$(1,070)	$719	$650	(1)	$246	$209	$56

(1)

The Company has recorded a deferred tax (liability)/asset of $231,000 and $208,000 as of August 31, 2018 and 2017, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive income (loss), net of tax, for $(488,000) and $(442,000) as of August 31, 2018 and 2017, respectively.

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2018	2017
Discount rate	3.5% to 10.8%	3.5% to 10.5%
Future salary escalation	3.0% to 5.0%	3.0% to 5.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	9.6% to 19.5%	3.9% to 19.5%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 4.5%	0.5% to 6.0%

For the fiscal year ending August 31, 2018, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive income (in thousands):

Expected Recognition
Year Ended August 31,
2019
Prior service cost	$55
Actuarial gain/loss	64
$119

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

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2018	2017	2018	2017	2018	2017	2018	2017	2016
Other Post- Employment Plans	$443	$425	$3,077	$2,720	$2,772	$2,493	$1,187	$1,017	$1,026

(1)

With some locations, local statutes require the applicable Company subsidiary to deposit cash in its own name with designated fund managers. The funds earn interest which the Company recognizes as interest income.

NOTE 7 – STOCK BASED COMPENSATION

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”) see Note 2 – Summary of Significant Accounting Policies.  The Company adopted ASU 2016-09 – Compensation - Stock Compensation (Topic 718) on September 1, 2017, see Note 1 – Company Overview and Basis of Presentation for more information on the implementation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 951,741 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2018	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2018	2017
2013 Plan	951,741	566,324	637,822

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2018, 2017 and 2016 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2018	2017	2016
Options granted to directors	$—	$18	$72
Restricted stock awards	7,476	7,301	7,103
Restricted stock units	2,742	2,370	1,946
Stock-based compensation expense	$10,218	$9,689	$9,121

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2018	2017	2016
Remaining unrecognized compensation cost (in thousands)	$29,473	$26,382	$32,380
Weighted average period of time over which this cost will be recognized (years)	3	3	4

	Years Ended
	August 31,		August 31,	August 31,
	2018		2017	2016
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$530	(1)	$165	$610

(1)

Beginning in the first quarter of fiscal year 2018, the Company began recording the tax savings resulting from tax deductions in excess of expense for stock-based compensation and the tax deficiencies resulting from stock-based compensation in excess of the related tax deduction as income tax expense or benefit, based on the adoption of ASU 2016-09. See Note 2 – Summary of Significant Accounting Policies for the Company’s explanation of the accounting implications from the adoption of ASU 2016-09.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restricted stock awards and units vest from a one-year to ten-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2018, 2017 and 2016 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2018	2017	2016
Grants outstanding at beginning of period	404,368	509,880	366,021
Granted	132,031	56,724	276,530
Forfeited	(23,119)	(40,023)	(1,372)
Vested	(127,863)	(122,213)	(131,299)
Grants outstanding at end of period	385,417	404,368	509,880

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for fiscal years 2018, 2017 and 2016:

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2018	2017	2016
Restricted stock awards and units granted	$84.83	$87.43	$84.69
Restricted stock awards and units vested	$79.36	$77.85	$71.19
Restricted stock awards and units forfeited	$73.27	$77.19	$—

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2018	2017	2016
Total fair market value of restricted stock awards and units vested (in thousands)	$10,886	$10,135	$10,139

At the vesting dates for restricted stock awards to employees, the Company repurchases a portion of the shares that have vested at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward. The Company does not have a stock repurchase program.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares.

The following table summarizes the shares repurchased during fiscal years 2018, 2017 and 2016:

	Years Ended
	August 31,	August 31,	August 31,
	2018	2017	2016
Shares repurchased	37,414	38,634	43,171
Cost of repurchase of shares (in thousands)	$3,183	$3,193	$3,334

The Company reissues treasury shares as part of its stock-based compensation programs.  There have not been any reissuances of treasury shares during fiscal years 2018, 2017 and 2016, respectively.

Due to the shift from the use of stock options to restricted stock awards and units, the Company no longer has any outstanding stock options, no further disclosure on options is necessary.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2018 and 2017, the Company has recorded within other accrued expenses a total of $3.0 million and $3.4 million, respectively, for various non-income tax related tax contingencies.

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

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  As of August 31, 2018 all of the vacated space has been subleased (and/or returned to the landlord).  As part of the subleases the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also committed to non-cancelable construction services obligations for various warehouse club and regional distribution center developments and expansions.  As of August 31, 2018 the Company had approximately $10.6 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits approximately $400,000.  The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $36.3 million.

See Note 14 – “Unconsolidated Affiliates” for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on August 31, 2020, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract through the end of the contract term are approximately $331,000.

The Company contracts for data recovery services.  The contract for these data recovery services expires on November 30, 2019, with the option of an automatic one year renewal.  Future minimum service commitments related to this contract through the end of the contract term are approximately $465,000.

NOTE 9 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2018	2017	2016
United States	$19,723	$24,773	$25,533
Foreign	102,865	107,970	105,707
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$122,588	$132,743	$131,240

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2018	2017	2016
Current:
U.S.	$10,827	$12,185	$9,269
Foreign	30,389	32,680	30,705
Total	$41,216	$44,865	$39,974
Deferred:
U.S.	$8,225	$(2,584)	$832
Foreign	3,516	(1,750)	(82)
Valuation allowance change	(4,780)	1,487	2,125
Total	$6,961	$(2,847)	$2,875
Provision for income taxes	$48,177	$42,018	$42,849

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2018	2017	2016
Federal tax provision at statutory rates	25.7%	35.0%	35.0%
State taxes, net of federal benefit	0.2	0.3	0.2
Differences in foreign tax rates	3.9	(5.2)	(5.6)
Permanent items and other adjustments	10.8	1.5	2.0
(Decrease)/Increase in foreign valuation allowance	(1.3)	0.1	1.0
Provision for income taxes	39.3%	31.7%	32.6%

Significant components of the Company’s deferred tax assets as of August 31, 2018 and 2017 are shown below (in thousands):

	August 31,
	2018	2017
Deferred tax assets:
U.S. net operating loss carryforward	$4,470	$1,684
Foreign tax credits	126	3,794
Deferred compensation	907	1,633
U.S. timing differences	1,609	3,042
Foreign net operating losses	5,276	10,247
Foreign timing differences:
Accrued expenses and other timing differences	5,122	3,871
Depreciation and amortization	10,406	9,514
Deferred income	3,545	4,037
Gross deferred tax assets	31,461	37,822
U.S. deferred tax liabilities (depreciation and other timing differences)	(5,844)	(3,646)
Foreign deferred tax liabilities netted against deferred tax assets	(5,722)	(4,744)
U.S. valuation allowance	(1,005)	(488)
Foreign valuation allowance	(8,724)	(13,532)
Net deferred tax assets	$10,166	$15,412

For fiscal year 2018, the effective tax rate was 39.3%.  The increase in the effective rate versus the prior year was primarily attributable to the following factors:

1.	The comparably unfavorable impact of 10.2% resulting from the U.S. Tax Reform Transition Tax in fiscal year 2018.

2.

The comparably favorable net impact of 2.4%, resulting from the U.S. Tax Reform current rate reduction which favorably impacted the Company’s effective tax rate by 2.6%, partially offset by an unfavorable re-measurement of net deferred tax assets/liabilities of 0.2%.

3.

The comparably favorable impact of 1.6% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax attribute was recognized, net of adjustment to valuation allowance.

4.

The comparatively unfavorable impact on the effective tax rate of 1.0% resulting from a decrease in fiscal year 2018 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to the prior year. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. The Company expects the decrease of the favorable impact to the consolidated Company’s effective tax rate to continue into fiscal year 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	The comparably unfavorable impact of 1.6% resulting from the Company’s Aeropost subsidiary’s overall effective tax rate and acquisition-related accounting.

For fiscal year 2018, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $9.9 million and $9.4 million as of August 31, 2018 and 2017, respectively.

The Company had U.S. federal and state tax NOLs at August 31, 2018 of approximately $18.0 million and $23.5 million, respectively. Substantially all of the federal and state NOLs expire during periods ranging from 2019 through 2036, unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period. However, the Company maintains a valuation allowance on substantially all of its California state NOLs ($5.5 million in gross) due to the adoption of single sales factor apportionment in California, which significantly reduces taxable income in that state. Further, based on current projections and using current apportionment factors, the Company maintains a partial valuation allowance on its Florida state NOLs ($18.0 million in gross) originating from its recently acquired Aeropost, Inc. subsidiary, as the Company expects that $9.4 million of this NOL will expire before being utilized.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, for PriceSmart, Inc., and March 2018 for Aeropost, Inc., there will be annual limitations in the amount of U.S. taxable income that may be offset by NOLs of approximately $7.5 million, through 2022.  The Company expects substantially all recoverable NOLs will be recovered by 2023.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2018 and 2017, the undistributed earnings of these foreign subsidiaries are approximately $45.2 million and $544.6 million, respectively. Undistributed earnings were substantially reduced this year by action of the transition tax imposed upon the Company by the U.S. Tax Reform.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2018		2017	2016
Balance at beginning of fiscal year	$7,694		$7,754	$8,159
Gross increase - tax positions in prior period	1,600	(1)	—	—
Gross decrease - tax positions in prior period	(2,526)	(2)	—	—
Additions based on tax positions related to the current year	258		36	—
Settlements	—		(65)	—
Expiration of the statute of limitations for the assessment of taxes	(21)		(31)	(405)
Balance at end of fiscal year	$7,005		$7,694	$7,754

(1)	Aeropost related unrecognized tax benefits, with corresponding increase to Goodwill, due to current year acquisition.
(2)	Beneficial impact of US tax rate change, with corresponding detrimental rate change offset in deferred tax assets.

As of August 31, 2018, the liability for income taxes associated with unrecognized tax benefits was $7.0 million and can be reduced by $4.5 million of tax benefits recorded as deferred tax assets and liabilities. The total $7.0 million unrecognized

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax benefit includes $400,000 of associated timing adjustments. The net amount of $6.6 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2018 and 2017, the Company had accrued an additional $2.1 million (including $1.8 million for Aeropost) and $214,000, respectively, for the payment of interest and penalties related to the above mentioned unrecognized tax benefits.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2018 could result in a total income tax benefit amounting up to $1.4 million.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In one country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of August 31, 2018, the Company had deferred tax assets of approximately $2.1 million in this country.  Also, the Company had an income tax receivable balance of $7.1 million as of August 31, 2018 related to excess payments from fiscal years 2015 and 2018.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2001 to 2005, 2007, 2011* to 2014*, 2015 to the present
California (U.S.) (state return)	2005 and 2014 to the present
Florida(U.S.) (state return)	2011 to 2014*, 2015 to the present
Aruba	2012 to the present
Barbados	2012 to the present
Costa Rica	2011 to 2012, 2013*, 2014 to the present
Colombia	2014 to the present
Dominican Republic	2011 to 2012 and 2014 to the present
El Salvador	2015 to the present
Guatemala	2009, 2012 to the present
Honduras	2013 to the present
Jamaica	2012 to the present
Mexico	2013 to the present
Nicaragua	2014 to the present
Panama	2015 to the present
Trinidad	2012 to the present
U.S. Virgin Islands	2001 to the present
Spain	2015 to the present
*Aeropost only

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries, which, in some cases, are guaranteed by the Company. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2018	$69,000	$—	$632	$68,368	—%
August 31, 2017	$69,000	$—	$966	$68,034	—%

As of August 31, 2018 and August 31, 2017, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2018 and August 31, 2017, the Company was in compliance with respect to these covenants.  Each of these facilities expires annually and are normally renewed.

The following table provides the changes in long-term debt for the twelve months ended August 31, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2016	$14,565	$73,542	$88,107	(1)
Proceeds from long-term debt incurred during the period:
MUFG Union Bank	—	35,700	35,700
Trinidad subsidiary	6,000	6,000	12,000
Repayments of long-term debt:
Repayment of loan by Panama subsidiary	(2,000)	(11,333)	(13,333)
Regularly scheduled loan payments	(225)	(15,837)	(16,062)
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar	18	(133)	(115)
Balances as of August 31, 2017	18,358	87,939	106,297	(2)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,500	13,500	15,000
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loan by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(3,000)	(3,000)	(6,000)
Regularly scheduled loan payments	(4,052)	(12,673)	(16,725)
Reclassifications of long-term debt	3,005	(3,005)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	144	(278)	(134)
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(4)

(1)	The carrying amount on non-cash assets assigned as collateral for these loans was $102.4 million. No cash assets were assigned as collateral for these loans.
(2)	The carrying amount on non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(3)	These foreign currency translation adjustments are recorded within other comprehensive income.
(4)	The carrying amount on non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans as of August 31, 2017.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2018	2017
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets assigned as collateral and with/without established debt covenants	$9,509	$18,200
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets assigned as collateral and with/without established debt covenants	60,849	49,424
Loans entered into by the Company's subsidiaries with non-cash assets assigned as collateral and with/without established debt covenants	4,392	17,585
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets assigned as collateral and with/without established debt covenants	27,825	21,088
Total long-term debt	102,575	106,297
Less: current portion	14,855	18,358
Long-term debt, net of current portion	$87,720	$87,939

As of August 31, 2018, the Company had approximately $93.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2018, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2017, the Company had approximately $85.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2019	$14,855
2020	21,729
2021	12,572
2022	5,901
2023	17,449
Thereafter	30,069
Total	$102,575

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between November 30, 2018 and January 29, 2044.

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2018,  2017 and 2016 (in thousands):

	Years Ended August 31,
	2018	2017	2016
Minimum rental payments	$12,963	$11,223	$9,986
Deferred rent accruals	127	(80)	1,363
Total straight line rent expense	13,090	11,143	11,349
Contingent rental payments	3,399	3,320	3,208
Common area maintenance expense	723	1,174	1,369
Rental expense	$17,212	$15,637	$15,926

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended August 31,	Locations(1)
2019	$14,062
2020	12,366
2021	11,465
2022	11,382
2023	11,628
Thereafter	137,343
Total	$198,246	(2)(3)

(1)

Operating lease obligations have been reduced by approximately $3.3 million to reflect expected sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $2.4 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term.  This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of August 31, 2018.

(3)

In March 2018, the Company acquired Aeropost, Inc., which provides logistics, payment and e-commerce services in Latin America and the Caribbean. Aeropost currently serves customers in 38 countries with Costa Rica, Trinidad and Jamaica as its largest markets. Aeropost leases and operates small retail stores that enable customers to pick up and pay for merchandise. Future minimum lease payments includes amounts related to these small retail locations, Aeropost Corporate Headquarters, central offices and distribution facilities.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2018,  2017 and 2016 (in thousands):

	Years Ended August 31,
	2018	2017	2016
Minimum rental receipts	$2,750	$2,654	$2,735
Deferred rent accruals	(26)	(17)	56
Total straight line rent income	2,724	2,637	2,791
Contingent rental receipts	130	121	112
Common maintenance area income	155	141	151
Rental income	$3,009	$2,899	$3,054

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is the landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2018 (in thousands):

Years Ended August 31,	Amount
2019	$3,304
2020	3,089
2021	2,743
2022	1,237
2023	973
Thereafter	3,638
Total	$14,984

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

Cash Flow Hedges

As of August 31, 2018, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2018:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras(1)	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	Refinanced on February 26, 2018
Honduras(1)	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2024
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.16%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	Settled on October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023

(1)

In February 2018, the Company’s Honduras subsidiary refinanced its portfolio of loans entered into with Citibank.  The original notional amount of this portfolio of loans was $13.5 million, which the Company drew down in fiscal year 2015. There was approximately $7.9 million of remaining principal at the time of refinancing.  Under the refinancing agreement, the portfolio of loans was combined into one loan and the notional amount of the loan increased back to the original $13.5 million, with the interest rate set at the 90 day LIBOR rate plus 3.0%. In conjunction with the refinancing of these loans, the Company’s Honduras subsidiary drew down the additional $5.6 million notional amount during February 2018.  As part of the terms, the existing cash flow hedge related to the original loan, was de-designated and incorporated into a new hedging relationship where the Company’s Honduras subsidiary has entered into a cross-currency interest rate swap with Citibank.  Under this new hedge agreement, the Company’s Honduras subsidiary will pay Honduras Lempiras, at a fixed interest rate of 9.75%.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the twelve-month periods ended August 31, 2018, 2017 and 2016 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the year ended August 31, 2018	$4,100	$981	$5,081
Interest expense for the year ended August 31, 2017	$3,605	$1,588	$5,193
Interest expense for the year ended August 31, 2016	$3,087	$1,982	$5,069

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2018	2017
Union Bank	$35,700	$35,700
Citibank N.A.	27,825	26,088
Scotiabank	25,149	13,724
Total	$88,674	$75,512

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

		August 31, 2018			August 31, 2017
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,405	(819)	1,586	$2,547	(950)	1,597
Interest rate swaps	Other non-current assets	1,959	(434)	1,525	—	—	—
Interest rate swaps	Other long-term liabilities	(8)	2	(6)	(231)	80	(151)
Cross-currency interest rate swaps	Other long-term liabilities	(494)	148	(346)	(451)	135	(316)
Net fair value of derivatives designated as hedging instruments		$3,862	$(1,103)	$2,759	$1,865	$(735)	$1,130

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2018 the Company did not have any open non-deliverable forward foreign-exchange contracts.

For the twelve-month periods ended August 31, 2018, 2017 and 2016, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Years Ended August 31
Income Statement Classification	2018	2017	2016
Other income (expense), net	$143	$(387)	$(166)

For derivatives that do not qualify for hedge accounting, there were no significant related assets or liabilities recorded on the consolidated balance sheet at August 31, 2018 or 2017.

NOTE 13 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price, the Company's Chairman of the Board, is a Director and Officer of La Jolla Aviation, Inc.  The Company has reimbursed La Jolla Aviation for such travel at the hourly rate of the Company's private aircraft for such travel. The Company incurred expenses of approximately $225,000 for the year ended 2016. The Company did not use these services during the years ended August 31, 2018 and 2017.

Relationship with Francisco Velasco: Francisco Velasco is the Executive Vice President, General Counsel, Secretary and Chief Ethics and Compliance Officer for the Company.  As part of his employment agreement dated July 2016, the Company purchased his home in Chicago, IL, in July 2016 based on its appraised value for approximately $625,000. The Company sold the property in July 2018 for $485,000, net of commissions and expenses.

Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $1.3 million, $1.5 million and $1.4 million in rental income for this space during the year ended August 31, 2018, 2017 and 2016.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A.  The Company paid approximately $754,000,  $636,000 and $502,000 for products purchased from this entity during the years ended August 31, 2018,  2017 and 2016, respectively.  Also, Mr. Zurcher is a director of Roma Prince S.A. PriceSmart purchased products from this entity for approximately $1.1 million, $1.1 million and $1.2 million for the years ended August 31, 2018, 2017 and 2016, respectively.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2018, 2017 and 2016, the Company sold approximately $457,000,  $393,000 and $427,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of Price Philanthropies Foundation and Price Charities. Sherry S. Bahrambeygui, a director of the Company, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, limited partner and a general partner of CRI 2000, LP, dba Combined Resources International ("CRI"), which designs, develops and manufactures consumer products for domestic and international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $305,000,  $437,000 and $625,000 for products purchased from this entity during the years ended August 31, 2018,  2017 and 2016, respectively.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 14 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2018, 2017 and 2016.

Relationships with Pierre Mignault: Pierre Mignault was elected to the Board of Directors, effective August 1, 2015. Mr. Mignault has been a consultant for the Company since September 2009, serving as an independent sourcing agent with Canadian suppliers. In his role as an independent sourcing agent, Mr. Mignault received commissions of $268,000,  $224,000 and $208,000 from certain vendors related to the sale of product to the Company in fiscal years 2018, 2017 and 2016, respectively.

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2018, 2017 and 2016.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2018 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$248	$7,266	$99	$7,365
Price Plaza Alajuela, S.A.	50%	2,193	1,236	63	3,492	785	4,277
Total		$6,809	$3,638	$311	$10,758	$884	$11,642

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2018	2017
Current assets	$1,528	$1,221
Noncurrent assets	$10,883	$11,207
Current liabilities	$239	$226
Noncurrent liabilities	$10	$26

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended August 31,
	2018	2017	2016
PriceSmart's share of net income (loss) of unconsolidated affiliates	$(8)	$(1)	$332

NOTE 15 – ACQUISITION

On March 15, 2018, the Company acquired Aeropost, Inc. The acquisition has been accounted for in conformity with ASC  Topic 805, Business Combinations.  The Company expects the acquisition of Aeropost, Inc. will allow PriceSmart to offer new online shopping options and provides an opportunity to accelerate the development of an omni-channel shopping experience for the Company’s members.  The Company paid $29.0 million in cash. Under the merger agreement, $5.0 million of the total consideration has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost, Inc. executives remaining employed with the Company for 15 months from the date of closing. The amount placed in escrow also can be used to satisfy any indemnification claims and post-closing adjustments in favor of the Company. This contingent consideration is accounted for as post-combination compensation expense, reduces the total consideration and will be recorded over this 15 month period. The post-acquisition compensation expense is recorded as prepaid expenses and other current assets on the consolidated balance sheet, and has been treated as use of cash from operating activities on the consolidated statement of cash flows.

Below is the table that summarizes the total purchase price consideration (in thousands):

August 31,
2018
Estimated consideration on the acquisition date	$30,046
Estimated assumed net liabilities at acquisition date	(1,093)
Total cash consideration	28,953
Post-combination compensation expense, net of claims	(3,850)
Business acquisition, net assets acquired	$25,103
Cash acquired	1,208
Business acquisition, net of cash acquired	$23,895

The Company’s purchase price allocation was updated in the fourth quarter of fiscal year 2018. The changes to the fair values assumed from the previous amounts reported as of May 31, 2018 were an increase in net deferred tax assets of $4.2 million and a decrease in goodwill and deferred tax liabilities of $4.8 million and $641,000, respectively. The net deferred tax assets recognized in the fourth quarter of fiscal year 2018 are primarily as a result of a change in estimate regarding the recoverability of Aeropost, Inc.’s U.S. net operating losses. Below summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

August 31,
2018
Current assets	$4,196
Other non-current assets	746
Property, plant and equipment	2,059
Intangible assets	16,100
Goodwill	11,230
Deferred tax assets, long-term	4,163
Total assets acquired	$38,494
Current liabilities	(5,862)
Non-current liabilities	(6,967)
Noncontrolling interest	(562)
Net assets acquired	$25,103

Goodwill represents the excess of the total purchase price over the fair value of the underlying assets. The goodwill is not expected to be deductible for tax purposes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the results of the amounts preliminarily assigned to the identifiable intangible assets acquired (in thousands):

	Amortization	Fair value of
	Period	Assets Acquired
Trade name	25 years	$5,100
Developed technology	5 years	11,000
Total assets acquired		$16,100

The fair value of the intangible assets is measured based on assumptions and estimations with regards to variable factors such as the amount and timing of future cash flows, appropriate risk-adjusted discount rates, nonperformance risk or other factors that market participants would consider. The trade name and developed technology were valued using the income-based approach and royalty income method, respectively. Intangible assets are amortized on a straight-line basis over the amortization periods noted above, which is included in general and administrative expenses on the accompanying consolidated statements of income.

The following unaudited pro forma financial information shows the combined results of operations of the Company, including Aeropost, as if the acquisition had occurred as of the beginning of the periods presented (in thousands):

	Twelve Months Ended
	2018	2017	2016
Pro forma total revenues	$3,197,307	$3,040,168	$2,946,083
Pro forma net income attributable to PriceSmart, Inc. (1)	$67,734	$82,587	$80,852
Pro forma net income attributable to noncontrolling interest	$444	$248	$(20)

(1)

Includes the pro forma recognition of $3.0 million of post-combination compensation expense, which represents completion of twelve of the fifteen months of continued service required to satisfy the $3.9 million remaining purchase price contingency, and $2.1 million for the amortization of intangible assets for the twelve months ended August 31, 2018.

The following financial information shows Aeropost’s results of operations since the acquisition on March 15, 2018 (in thousands):

	Twelve Months Ended
	2018	2017	2016
Total revenue included in the Consolidated Statement of Income since acquisition	$16,863	N/A	N/A
Net (Loss) from Aeropost Operations, net of tax benefit (1)	$(6,901)	N/A	N/A

(1)	Does not include approximately $3.4 million of Aeropost-related costs for asset impairment and pre-acquisition costs.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations		Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Years Ended August 31, 2018
Revenue from external customers	$57,445		$1,839,810	$879,423	$390,024	$—	$3,166,702
Intersegment revenues	1,184,530		—	4,472	993	(1,189,995)	—
Depreciation, Property and equipment	7,373		23,391	11,596	9,160	—	51,520
Amortization, Intangibles	1,120						1,120
Operating income (loss)	2,016		130,849	48,383	12,086	(67,282)	126,052
Interest income from external sources	25		487	767	136	—	1,415
Interest income from intersegment sources	747		1,245	730	—	(2,722)	—
Interest expense from external sources	1,465		3,210	(353)	750	—	5,072
Interest expense from intersegment sources	16		1,042	1,576	3	(2,637)	—
Provision for income taxes	19,977		20,767	5,624	1,809	—	48,177
Net income (loss) attributable to PriceSmart, Inc.	(19,811)	(2)	107,401	44,178	9,917	(67,357)	74,328
Long-lived assets (other than deferred tax assets)	67,650		320,612	150,516	118,284	—	657,062
Intangibles, net	14,980						14,980
Goodwill	11,230		30,646	4,453	—	—	46,329
Investment in unconsolidated affiliates	—		10,758	—	—	—	10,758
Total assets	186,174		536,756	310,411	183,051	—	1,216,392
Capital expenditures, net	2,252		50,982	39,379	3,237	—	95,850

Years Ended August 31, 2017
Revenue from external customers	$34,244		$1,789,889	$827,920	$344,575	$—	$2,996,628
Intersegment revenues	1,138,526		—	4,796	110	(1,143,432)	—
Depreciation and amortization	6,653		20,252	10,205	9,182	—	46,292
Operating income (loss)	10,436		134,826	47,190	4,932	(61,155)	136,229
Interest income from external sources	13		914	740	142	—	1,809
Interest income from intersegment sources	739		882	546	—	(2,167)	—
Interest expense from external sources	762		4,127	548	1,340	—	6,777
Interest expense from intersegment sources	42		1,106	990	34	(2,172)	—
Provision for income taxes	9,560		23,368	7,654	1,436	—	42,018
Net income (loss) attributable to PriceSmart, Inc.	3,893		107,797	38,403	1,786	(61,155)	90,724
Long-lived assets (other than deferred tax assets)	70,353		296,915	122,616	126,206	—	616,090
Goodwill	—		31,118	4,524	—	0	35,642
Investment in unconsolidated affiliates	—		10,765	—	—	—	10,765
Total assets	147,650		544,683	303,234	181,947	—	1,177,514
Capital expenditures, net	56,229		50,977	26,586	3,232	—	137,024

Years Ended August 31, 2016
Revenue from external customers	$33,885		$1,758,853	$840,648	$271,790	$—	$2,905,176
Intersegment revenues	1,086,677		—	5,941	—	(1,092,618)	—
Depreciation and amortization	4,775		18,673	9,907	6,439	—	39,794
Operating income (loss)	10,970		135,232	51,450	(5,403)	(55,526)	136,723
Interest income from external sources	25		802	381	99	—	1,307
Interest income from intersegment sources	2,519		944	554	—	(4,017)	—
Interest expense from external sources	—		4,823	547	521	—	5,891
Interest expense from intersegment sources	61		2,059	1,854	49	(4,023)	—
Provision for income taxes	10,047		23,227	8,697	878	—	42,849
Net income (loss) attributable to PriceSmart, Inc.	935		107,396	43,114	(7,196)	(55,526)	88,723
Long-lived assets (other than deferred tax assets)	19,222		271,039	108,426	137,599	—	536,286
Goodwill	—		31,091	4,546	—		35,637
Investment in unconsolidated affiliates	—		10,767	—	—	—	10,767
Total assets	100,744		515,478	287,088	193,425	—	1,096,735
Capital expenditures, net	8,617		29,375	11,402	30,300	—	79,694

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)

On March 15, 2018, the Company acquired Aeropost, Inc. During fiscal year 2018, the consolidated net income attributable to PriceSmart Inc. contained approximately $9.8 million in losses associated with our Aeropost operations and acquisition-related expense.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2018 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Real Estate Transactions

In September 2018, the Company acquired land in San Cristobal, Guatemala, upon which the Company plans to construct a standard format warehouse club. San Cristobal is expected to open in the fall of 2019. This will bring the number of PriceSmart warehouse clubs operating in Guatemala to four.

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2018, 2017 and 2016 is as follows (in thousands, except per share data):

	Three Months Ended,					Year Ended,
Fiscal Year 2018	Nov 30, 2017	Feb 28, 2018		May 31, 2018	Aug 31, 2018	Aug 31, 2018
Total revenues	$767,072	$839,563		$782,201	$777,866	$3,166,702
Total cost of goods sold	$644,985	$708,040		$652,694	$650,801	$2,656,520
Net income attributable to PriceSmart, Inc.	$22,490	$14,148	(1)	$18,694	$18,996	$74,328
Basic net income per share	$0.74	$0.47		$0.61	$0.62	$2.44
Diluted net income per share	$0.74	$0.47		$0.61	$0.62	$2.44

	Three Months Ended,				Year Ended,
Fiscal Year 2017	Nov 30, 2016	Feb 28, 2017	May 31, 2017	Aug 31, 2017	Aug 31, 2017
Total revenues	$739,572	$793,296	$730,258	$733,502	$2,996,628
Total cost of goods sold	$618,671	$667,563	$617,598	$615,920	$2,519,752
Net income attributable to PriceSmart, Inc.	$24,869	$27,219	$18,838	$19,798	$90,724
Basic net income per share	$0.82	$0.90	$0.62	$0.64	$2.98
Diluted net income per share	$0.82	$0.90	$0.62	$0.64	$2.98

	Three Months Ended,				Year Ended,
Fiscal Year 2016	Nov 30, 2015	Feb 29, 2016	May 31, 2016	Aug 31, 2016	Aug 31, 2016
Total revenues	$711,931	$777,931	$704,262	$711,052	$2,905,176
Total cost of goods sold	$598,015	$657,725	$597,242	$596,644	$2,449,626
Net income attributable to PriceSmart, Inc.	$23,672	$25,942	$16,837	$22,272	$88,723
Basic net income per share	$0.78	$0.85	$0.55	$0.74	$2.92
Diluted net income per share	$0.78	$0.85	$0.55	$0.74	$2.92

(1)

In the second quarter of fiscal year 2018, the Company recorded its provisional tax estimate of $13.4 million as a result of the U.S. Tax Reform Transition Tax. The Company finalized its calculation of this Transition Tax in the fourth quarter of fiscal year 2018, reducing it to approximately $12.5 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement

The Company is restating its previously issued Consolidated balance sheets and Consolidated statements of cash flows as of and for the three, six, and nine month interim periods of fiscal year 2018 ended November 30, 2017, February 28, 2018 and May 31, 2018, respectively, to reflect a revision in presentation of short-term investments within current assets. In the aforementioned financial statements, the Company presented certain Certificates of Deposit and similar time-based deposits with financial institutions (collectively referred to herein as “CDs”) with maturities greater than three months and up to one year as Cash and cash equivalents, when they should have been presented as Short-term investments. This misclassification did not impact Revenue, Operating income, Net income, Cash flows from operations, Total assets or Total current assets.

In the past, the Company has disclosed in Management’s Discussion & Analysis in previously filed 1934 Act filings a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), which impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  Also, as the Company has previously disclosed in Management’s Discussion & Analysis in previously filed 1934 Act filings, during fiscal year 2017 and fiscal year 2018, the Company experienced this situation in Trinidad.  Until the central bank in Trinidad makes more U.S. dollars available, this condition is likely to continue.  In reaction to the situation in Trinidad, the Company began investing the excess Trinidad and Tobago (TT) dollars into Certificates of Deposit or similar time-based deposits with financial institutions (referred to collectively herein as “CDs”) with terms of three months or less, which the Company correctly presented as Cash and cash equivalents on the consolidated balance sheet.  As the Company’s balance of TT dollars increased, the Company began investing in CDs with terms of four months and up to twelve months.  During the first three quarters of fiscal year 2018, the Company presented these four to twelve month CDs as Cash and cash equivalents in its consolidated balance sheet.  However, in accordance with generally accepted accounting principles, these four to twelve month CDs should have been presented as Short-term investments.  The correction of the misclassification of these investments within the Total current assets section of the consolidated balance sheets also requires the Company to disclose in the Cash provided by (used in) investing activities section of the consolidated statements of cash flows the cash used in Investments in and Settlements of short-term investments.

The following tables summarize the impacts of these misclassifications on the consolidated balance sheets and statements of cash flows for the interim periods of fiscal year 2018 (amounts in thousands):

	November 30, 2017
Financial Statement Captions	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$129,183	$(39,339)	$89,844
Short-term and long-term restricted cash	$3,359	$—	$3,359
Total cash and cash equivalents, and restricted cash as shown in the statement of cash flows	$132,542	$(39,339)	$93,203

Short-term investments	$—	$39,339	$39,339

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended November 30, 2017
Statement of Cash Flows Captions	As Previously Reported	Adjustment	As Restated
Net cash provided by (used in) operating activities	$(10,163)	$—	$(10,163)

Investing Activities
Additions to property and equipment	$(19,752)	$—	$(19,752)
Short-term investments	—	(39,339)	(39,339)
Proceeds from settlements of short-term investments	—	—	—
Proceeds from disposal of property and equipment	20	—	20
Net cash provided by (used in) investing activities	$(19,732)	$(39,339)	$(59,071)

Net cash provided by (used in) financing activities	$(5,296)	$—	$(5,296)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$2,021	$—	$2,021
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(33,170)	$(39,339)	$(72,509)
Cash, cash equivalents, and restricted cash at beginning of period	$165,712	$—	$165,712
Cash, cash equivalents, and restricted cash at end of period	$132,542	$(39,339)	$93,203

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 28, 2018
Financial Statement Captions	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$152,132	$(58,745)	$93,387
Short-term and long-term restricted cash	$3,479	$—	$3,479
Total cash and cash equivalents, and restricted cash as shown in the statement of cash flows	$155,611	$(58,745)	$96,866

Short-term investments	$—	$58,745	$58,745

	For the Six Months Ended February 28, 2018
Statement of Cash Flows Captions	As Previously Reported	Adjustment	As Restated
Net cash provided by (used in) operating activities	$59,079	$—	$59,079

Investing Activities
Additions to property and equipment	$(46,233)	$—	$(46,233)
Short-term investments	—	(66,388)	(66,388)
Proceeds from settlements of short-term investments	—	7,643	7,643
Proceeds from disposal of property and equipment	54	—	54
Net cash provided by (used in) investing activities	$(46,179)	$(58,745)	$(104,924)
			—
Net cash provided by (used in) financing activities	$(21,859)	$—	$(21,859)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(1,142)	$—	$(1,142)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(10,101)	$(58,745)	$(68,846)
Cash, cash equivalents, and restricted cash at beginning of period	$165,712	$—	$165,712
Cash, cash equivalents, and restricted cash at end of period	$155,611	$(58,745)	$96,866

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2018
Financial Statement Captions	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$141,164	$(53,890)	$87,274
Short-term and long-term restricted cash	$3,649	$—	$3,649
Total cash and cash equivalents, and restricted cash as shown in the statement of cash flows	$144,813	$(53,890)	$90,923

Short-term investments	$—	$53,890	$53,890

	For the Nine Months Ended May 31, 2018
Statement of Cash Flows Captions	As Previously Reported	Adjustment	As Restated
Net cash provided by (used in) operating activities	$90,765	$—	$90,765

Investing Activities
Business acquisition, net of cash acquired	$(23,895)	$—	$(23,895)
Additions to property and equipment	(74,788)	—	(74,788)
Short-term investments	—	(72,953)	(72,953)
Proceeds from settlements of short-term investments	—	19,063	19,063
Deposits for land purchase option agreements	300	—	300
Proceeds from disposal of property and equipment	93	—	93
Net cash provided by (used in) investing activities	$(98,290)	$(53,890)	$(152,180)

Net cash provided by (used in) financing activities	$(12,389)	$—	$(12,389)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	$(985)	$—	$(985)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(20,899)	$(53,890)	$(74,789)
Cash, cash equivalents, and restricted cash at beginning of period	$165,712	$—	$165,712
Cash, cash equivalents, and restricted cash at end of period	$144,813	$(53,890)	$90,923

ADDITIONAL INFORMATION

Corporate Offices

9740 Scranton Road

San Diego, CA 92121

(858) 404-8800

Stock Exchange Listing

NASDAQ Global Select Market

Stock Symbol: PSMT

Annual Meeting

Wednesday, January 30, 2019 at 10:00 AM

PriceSmart, Inc. Corporate Headquarters

9740 Scranton Road

San Diego, CA 92121

Transfer Agent

Computershare Shareowner Services LLC

480 Washington Blvd.

Jersey City, NJ 07310

Telephone: (888) 867-6003

TDD for Hearing Impaired: (800) 952-9245

Outside U.S.: (201) 680-6578

Independent Registered Public Accounting Firm

Ernst & Young U.S. LLP

4365 Executive Drive, Suite 1600

San Diego, CA 92121

PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9740 Scranton Road., San Diego, CA 92121. Internet users can access PriceSmart's web site at http://www.pricesmart.com.