Form 10-Q
period 2018-11-30
PRICESMART INC
filed 2019-01-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

The registrant had 30,492,624 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2018.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of November 30, 2018 and the consolidated balance sheet as of August 31, 2018, the unaudited consolidated statements of income for the three months ended November 30, 2018 and 2017, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2018 and 2017, the unaudited consolidated statements of equity for the three months ended November 30, 2018 and 2017, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2018 and 2017, are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2018	August 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$81,047	$93,460
Short-term restricted cash	4,164	405
Short-term investments	25,986	32,304
Receivables, net of allowance for doubtful accounts of $104 as of November 30, 2018 and $97 as of August 31, 2018, respectively.	9,830	8,859
Merchandise inventories	380,079	321,025
Prepaid expenses and other current assets	33,642	31,800
Total current assets	534,748	487,853
Long-term restricted cash	3,175	3,049
Property and equipment, net	605,612	594,403
Goodwill	46,248	46,329
Other intangibles, net	14,381	14,980
Deferred tax assets	10,877	10,166
Other non-current assets (includes $4,885 and $4,364 as of November 30, 2018 and August 31, 2018, respectively, for the fair value of derivative instruments)	51,468	48,854
Investment in unconsolidated affiliates	10,734	10,758
Total Assets	$1,277,243	$1,216,392
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	312,390	255,739
Accrued salaries and benefits	21,733	22,836
Deferred income	22,584	23,018
Income taxes payable	2,211	4,636
Other accrued expenses	32,267	28,281
Long-term debt, current portion	19,376	14,855
Total current liabilities	410,561	349,365
Deferred tax liability	1,923	1,894
Long-term portion of deferred rent	8,817	8,885
Long-term income taxes payable, net of current portion	4,610	4,622
Long-term debt, net of current portion	79,877	87,720
Other long-term liabilities (includes $392 and $502 for the fair value of derivative instruments and $4,962 and $4,715 for post-employment plans as of November 30, 2018 and August 31, 2018, respectively)	5,371	5,268
Total Liabilities	511,159	457,754

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,405,023 and 31,372,752 shares issued and 30,492,624 and 30,460,353 shares outstanding (net of treasury shares) as of November 30, 2018 and August 31, 2018, respectively	3	3
Additional paid-in capital	438,928	432,882
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(134,462)	(121,216)
Retained earnings	488,566	473,954
Less: treasury stock at cost, 912,399 shares as of both November 30, 2018 and August 31, 2018	(39,107)	(39,107)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	765,414	758,002
Noncontrolling interest in consolidated subsidiaries	670	636
Total stockholders' equity	766,084	758,638
Total Liabilities and Equity	$1,277,243	$1,216,392

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2018	2017
Revenues:
Net merchandise sales	$747,443	$745,401
Export sales	8,189	8,147
Membership income	12,740	12,375
Other revenue and income	11,265	1,149
Total revenues	779,637	767,072
Operating expenses:
Cost of goods sold:
Net merchandise sales	641,155	637,236
Export sales	7,778	7,749
Non-merchandise	4,247	—
Selling, general and administrative:
Warehouse club and other operations	74,222	69,502
General and administrative	27,335	18,830
Pre-opening expenses	15	430
Loss/(gain) on disposal of assets	215	159
Total operating expenses	754,967	733,906
Operating income	24,670	33,166
Other income (expense):
Interest income	391	400
Interest expense	(1,033)	(1,255)
Other income (expense), net	(1,819)	278
Total other income (expense)	(2,461)	(577)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	22,209	32,589
Provision for income taxes	(7,540)	(10,115)
Income (loss) of unconsolidated affiliates	(24)	16
Net income	$14,645	$22,490
Less: (net income) loss attributable to noncontrolling interest	(33)	—
Net income attributable to PriceSmart, Inc.	$14,612	$22,490
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.48	$0.74
Diluted	$0.48	$0.74
Shares used in per share computations:
Basic	30,172	30,078
Diluted	30,189	30,079

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2018	2017
Net income attributable to PriceSmart, Inc.	$14,612	$22,490
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(13,397)	$(2,026)
Defined benefit pension plan:
Net gain (loss) arising during period	9	—
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	19	30
Total defined benefit pension plan	28	30
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	123	587
Total derivative instruments	123	587
Other comprehensive income (loss)	(13,246)	(1,409)
Comprehensive income	$1,366	$21,081
Less: (comprehensive income)/loss attributable to noncontrolling interest	(1)	—
Comprehensive income attributable to PriceSmart, Inc. to stockholders	$1,365	$21,081

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

(2)	See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2017	31,276	$3	$422,395	$11,486	$(110,059)	$420,866	875	$(35,924)	$708,767	$—	$708,767
Issuance of restricted stock award	3	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,461	—	—	—	—	—	2,461	—	2,461
Net income	—	—	—	—	—	22,490	—	—	22,490	—	22,490
Other comprehensive income (loss)	—	—	—	—	(1,409)	—	—	—	(1,409)	—	(1,409)
Balance at November 30, 2017	31,279	$3	$424,856	$11,486	$(111,468)	$443,356	875	$(35,924)	$732,309	$—	$732,309

Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Issuance of restricted stock award	32	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,046	—	—	—	—	—	6,046	—	6,046
Net income	—	—	—	—	—	14,612	—	—	14,612	33	14,645
Other comprehensive income (loss)	—	—	—	—	(13,246)	—	—	—	(13,246)	1	(13,245)
Balance at November 30, 2018	31,405	$3	$438,928	$11,486	$(134,462)	$488,566	912	$(39,107)	$765,414	$670	$766,084

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2018	2017
Operating Activities:
Net income	$14,645	$22,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,723	12,237
Allowance for doubtful accounts	7	(1)
(Gain)/loss on sale of property and equipment	215	159
Deferred income taxes	316	(349)
Equity in (gains)/losses of unconsolidated affiliates	24	(16)
Stock-based compensation	6,046	2,461
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(6,200)	(7,049)
Merchandise inventories	(59,054)	(61,467)
Accounts payable	55,985	21,372
Net cash provided by (used in) operating activities	25,707	(10,163)
Investing Activities:
Additions to property and equipment	(35,673)	(19,752)
Short-term investments	(6,190)	(39,339)
Proceeds from settlements of short-term investments	12,406	—
Proceeds from disposal of property and equipment	93	20
Net cash provided by (used in) investing activities	(29,364)	(59,071)
Financing Activities:
Repayment of long-term bank borrowings	(3,463)	(7,554)
Proceeds from short-term bank borrowings	—	16,954
Repayment of short-term bank borrowings	—	(14,696)
Apportionment attributable to noncontrolling interest	(33)	—
Net cash provided by (used in) financing activities	(3,496)	(5,296)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,375)	2,021
Net increase (decrease) in cash, cash equivalents	(8,528)	(72,509)
Cash, cash equivalents and restricted cash at beginning of period	96,914	165,712
Cash, cash equivalents and restricted cash at end of period	$88,386	$93,203

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30,	November 30,
	2018	2017
Cash and cash equivalents	$81,047	$89,844
Short-term restricted cash	4,164	373
Long-term restricted cash	$3,175	$2,986
Total cash, cash equivalents, and restricted cash shown in the Consolidated statements of cash flows	$88,386	$93,203

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2018

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of  November 30, 2018, the Company had 41 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;  five in Panama; four each in Trinidad and Dominican Republic;  three each in Guatemala and Honduras,  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company is constructing two new warehouse clubs. In Panama, the site is in the city of Santiago and, upon completion, it will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo and, upon completion, it will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. In September 2018 (fiscal year 2019), the Company acquired land in San Cristobal, Guatemala, upon which the Company plans to construct a standard format warehouse club. San Cristobal is expected to open in the fall of 2019 (fiscal year 2020). In November 2018 (fiscal year 2019), PriceSmart signed a lease for an approximately 187,000 square foot site within the Metropark development on the south eastern side of Panama City, Panama. The Metropark club will be the Company’s seventh warehouse club in Panama and will utilize the Company’s standard warehouse club format. This club is expected to open in the fall of 2019 (fiscal year 2020). Once these new warehouse clubs are open, the Company will operate 45 warehouse clubs. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

PriceSmart also operates a cross-border logistics and e-commerce business through Aeropost, Inc. (“Aeropost”), which was purchased in March 2018.  PriceSmart is utilizing the technology and talent it acquired through Aeropost to invest in and further develop omni-channel capabilities to allow its members alternative ways to shop. Aeropost operates directly or via agency relationships in 38 countries in Latin America and the Caribbean, many of which overlap with markets where PriceSmart operates its warehouse clubs, and has distribution and administration facilities in Miami, Florida.

Basis of Presentation –  The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the “2018 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, subsidiaries in which it has a controlling interest, and the Company’s joint ventures for which the Company has determined that it is the primary beneficiary.  The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income excludes income attributable to its noncontrolling interests.  Additionally, the consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of the results for the year.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has determined for its ownership interest in store-front joint ventures within its Aeropost subsidiary that the Company has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Therefore, the Company has determined that it is the primary beneficiary of the VIEs and has consolidated these entities within its consolidated financial statements.  The Company's ownership interest in these store-front joint ventures within its Aeropost subsidiary for which the Company has consolidated their financial statements as of November 30, 2018 are listed below:

Aeropost Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
El Salvador	EL Salvador	60.0%	Consolidated
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

For the Company's ownership interest in real estate development joint ventures, since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.  The Company's ownership interest in real estate development joint ventures for which the Company has recorded under the equity method as of November 30, 2018 are listed below:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30,	August 31,
	2018	2018
Short-term restricted cash:
Restricted cash for land purchase option agreements	$4,159	$400
Other short-term restricted cash	5	5
Total short-term restricted cash	$4,164	$405

Long-term restricted cash:
Other long-term restricted cash (1)	$3,175	$3,049
Total long-term restricted cash	$3,175	$3,049
Total restricted cash	$7,339	$3,454

(1)	Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Goodwill and Other Intangibles – Goodwill and other intangibles totaled $60.6 million as of November 30, 2018 and $61.3 million as of August 31, 2018.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets.  However, the Company, together with its tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $4.1 million and $3.1 million as of November 30, 2018 and August 31, 2018, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of November 30, 2018, the Company had deferred tax assets of approximately $2.1 million in this country.  Also, the Company had an income tax receivable balance of $7.0 million as of November 30, 2018 related to excess payments from fiscal years 2015 to 2018. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2018	2018
Prepaid expenses and other current assets	$5,457	$5,921
Other non-current assets	20,708	19,224
Total amount of VAT receivables reported	$26,165	$25,145

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2018	2018
Prepaid expenses and other current assets	$5,359	$6,344
Other non-current assets	18,626	18,165
Total amount of Income tax receivables reported	$23,985	$24,509

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays” and lessor-paid tenant improvements. In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

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

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”).  Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant.  The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant.  The Company also recognizes compensation cost for PSUs over the performance period. The Company reassess the

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probability of vesting at each reporting period for awards with performance conditions and adjusts compensation cost based on the probability that performance metrics will be achieved. If the Company determines that an award is unlikely to vest, any previously recorded expense is then reversed.

The Company accounts for actual forfeitures as they occur.  The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as income tax expense or benefit. In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as an operating cash flow in its consolidated statement of cash flows.

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

In October 2018, Jose Luis Laparte, the Company’s then Chief Executive Officer, resigned by mutual agreement with the Board of Directors. In connection with his departure, the Company recognized a one-time separation charge of approximately $3.8 million ($3.6 million net of tax) in the first quarter of fiscal year 2019. This amount was comprised of approximately $2.9 million of non-cash charges related to the acceleration of certain equity awards and approximately $892,000 for other separation costs. Given that Mr. Laparte has substantially rendered the required services per his separation agreement, the Company recorded these charges in the current quarter.  This charge was recorded in the General and administrative caption within the Consolidated Statements of Operations and is recorded in the Company’s United States segment. The Company has not paid any amounts related to these charges in the first quarter of fiscal year 2019, but will substantially fulfill all payment obligations by the end of the second quarter of fiscal year 2020.

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

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs.  There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s 2018 Form 10-K.

Derivatives Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.  If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be reported in accumulated other comprehensive income (loss) until the hedged item completes its contractual term. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company did not change valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets from previous practice during the reporting period. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship.  There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2018 and August 31, 2018.

Fair Value Instruments.  The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business.  This includes exposure to foreign currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions.  As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions.  These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.  See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2018 and August 31, 2018.

Self-Insurance – As of October 1, 2017, PriceSmart, Inc. became self-insured for its U.S. employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates, and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $593,000 as of November 30, 2018 and $801,000 as of August 31, 2018.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials in cost of goods sold, net merchandise sales. The Company also includes in cost of goods sold: net merchandise sales the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-store demonstrations.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the three-month period ended November 30, 2018 and 2017:

	Three Months Ended
	November 30,	November 30,
	2018	2017
Effect on other comprehensive (loss) income due to foreign currency translation	$(13,397)	$(2,026)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recorded for the three months ended November 30, 2018 and 2017 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2018	2017
Currency gain (loss)	$(1,819)	$278

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 815 ASU 2018-16 – Derivatives and Hedging — Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In October 2018, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (ASU) No. 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of United States benchmark interest rates permitted in the application of hedge accounting. The amendments in this ASU allow use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 810 ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As such, the amendment in this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in subtopic 350-40 in order to determine which implementation costs to capitalize as an asset and which costs to expense.

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

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases.  ASC 842 will be effective for the Company on September 1, 2019, and the Company expects to apply the transition practical expedients allowed by the standard.  Note 6 – “Commitments and Contingencies” provides details on the Company’s current lease arrangements.  While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect will be the recording of right-of-use assets and corresponding lease obligations for current operating leases.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company is in the process of determining which transition method to apply. The Company expects the adoption of this guidance to have a material impact on the Company's consolidated balance sheets due to the creation of “rights of use” assets and the corresponding liabilities, which will include recognizing lease liabilities and related right-of-use assets for operating leases on the opening balance sheet in the period of adoption. However, the Company does not expect a material change to its net income attributable to the company on its consolidated statement of income or on the net increase (decrease) in cash, cash equivalents as reported on its consolidated statement of cash flows.

Recent Accounting Pronouncements Adopted

FASB ASC 715 ASU 2017-09 - Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award.  This ASU provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company adopted this guidance, prospectively, as of September 1, 2018.

FASB ASC 715 ASU 2017-07- Compensation—Retirement Benefits (Topic 715) — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715) — Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, ASU 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU retrospectively, beginning September 1, 2018, and elected to use the practical expedient as the estimation basis for applying the retrospective presentation requirements. The service cost component of the Company’s pension and postretirement expenses is reported in the Warehouse club and other operations financial statement line item. The other components of pension and post-retirement expenses are classified in Other income (expense), net.   Adoption of this guidance did not have a material impact on the Company’s financial statements.

FASB ASC 606 ASU 2014-09 - Revenue from Contracts with Customers

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The new standard is effective for fiscal years and interim periods within those years

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after December 15, 2017. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2019, using the modified retrospective approach through a cumulative effect adjustment to retained earnings. The Company adopted this guidance as of September 1, 2018 and has disclosed the impact adoption that this guidance had for the Company’s consolidated financial statements with Note 3 – Revenue Recognition.

NOTE 3 – REVENUE RECOGNITION

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on September 1, 2018, using the modified retrospective approach. Updated accounting policies and other disclosures are below including the disclosure for disaggregated revenue. The impact of adopting the ASU was not material to the Condensed Consolidated Financial Statements.

The Company uses the five-step model to recognize revenue:

•	Identify the contract with the customer;
•	Identity the performance obligation(s);
•	Determine the transaction price;
•	Allocate the transaction price to each performance obligation if multiple obligations exist; and
•	Recognize the revenue as the performance obligations are satisfied.

Performance Obligations

Merchandise Sales.  The Company recognizes merchandise sales revenue, net of sales taxes, on transactions where the Company has determined that it is the principal in the sale of merchandise. These transactions may include shipping commitments and/or shipping revenue if the transaction involves delivery to the customer.

Non-merchandise Sales. The Company recognizes non-merchandise revenue, net of sales taxes, on transactions where the Company has determined that it is the agent in the transaction.  These transactions primarily consist of contracts the Company enters into with its customers to provide delivery, insurance and customs processing services for products its customers purchase online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s Marketplace site. Revenue is recognized when the Company’s performance obligations have been completed (that is when delivery of the items have been made to the destination point) and is recorded in “non-merchandise revenue” on the Consolidated Statements of Income.  Prepayment of orders for which the Company has not fulfilled its performance obligation are recorded as unearned revenue. Additionally, the Company records revenue at the net amounts retained, this is the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company is acting as an agent and is not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated over the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented. Membership fee revenue is included in membership income in the Company's Consolidated Statements of Income. The deferred membership fee is included in deferred income in the Company's Condensed Consolidated Balance Sheets.

Platinum Points Reward Programs. The Company began offering Platinum memberships in Costa Rica during fiscal year 2013 and expanded this offering into Panama, Dominican Republic, Trinidad and the United States Virgin Islands during fiscal year 2018 and 2019.  The Company plans to offer this program to additional markets during fiscal year 2019. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses, platinum rewards.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale.

Co-branded credit card Points Reward Programs.  Most of the Company’s subsidiaries have points reward programs related to Co-branded Credit Cards. These points reward programs provide incremental points that can be used at a future time to acquire merchandise within the Company’s warehouse club.  This results in two performance obligations, the first performance

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation being the initial sale of the merchandise or services purchased with the co-branded credit card, and the second performance obligation being the future use of the points rewards to purchase merchandise or services.  As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as other revenue and income when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as “Other revenue and income” on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.

Gift Cards. Members’ purchases of gift cards, to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses, gift cards in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance and are generally redeemed within the 12-months.  However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest generating portfolio,” “IGP”).   The Company recognizes its portion of interest received as revenue.  As a result of the adoption of ASC 606, the Company has determined that this revenue should be recognized as “Other revenue and income” on the consolidated statements of income. In prior periods, this income was recognized as a reduction of credit card transaction fees in “Warehouse club and other operations” financial statement line item under Selling, general, and administrative expenses. Since the Company determined to adopt this guidance under the modified retrospective approach, this reclassification slightly reduces the comparability year over year of “Other revenue and income” and “Warehouse club and other operations”. Please see “Item 2: Management and Discussion Analysis – Other Revenue” for the Company’s explanation of the changes.

Determining the Transaction Price

The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimate into the determination of the transaction price. The Company may offer sales incentives to customers, including discounts. For retail transactions, the Company has significant experience with returns and refund patterns and relied on this experience in its determination that expected returns are not material; therefore, returns are not factored when determining the transaction price.

Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not recorded as a reduction to the sale price of merchandise.  Manufacturer coupons or discounts that are specific to the Company are recorded as a reduction to the cost of sales.

Agent Relationships

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The Company's Non-merchandise Sales revenues are recorded on a net basis.

Significant Judgments

For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.

Incremental costs to obtain contracts are not material to the Company.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Policy Elections

In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:

•	Taxes-The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.
•	Shipping and Handling Charges-Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs.
•

Time Value of Money-The Company's payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.

Contract Performance Liabilities

Contract performance liabilities as a result of transactions with customers primarily consist of deferred membership income, other deferred income, deferred gift card revenue, Platinum points programs, and liabilities related to co-branded credit card points rewards programs which are included in deferred income and other accrued expenses in the Company's Condensed Consolidated Balance Sheets. The following table provides these contract balances from transactions with customers as of the dates listed (in thousands):

	Contract Liabilities
	August 31, 2018	November 30, 2018
Deferred membership income	$22,996	$22,511
Other contract performance liabilities	$2,773	$3,852

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2018	November 30, 2017
Foods & Sundries	$376,328	$374,729
Fresh Foods	200,705	192,728
Hardlines	92,154	96,419
Softlines	40,481	38,691
Other Business	37,775	42,834
Net Merchandise Sales	$747,443	$745,401

H

NOTE 4 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units issued pursuant to the 2013 Equity Incentive Award Plan.  The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three months ended November 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2018	2017
Net income attributable to PriceSmart, Inc.	$14,612	$22,490
Less: Allocation of income to unvested stockholders	(193)	(300)
Net income attributable to PriceSmart, Inc. per share available for distribution:	$14,419	$22,190
Basic weighted average shares outstanding	30,172	30,078
Add dilutive effect of performance stock units (two-class method)	17	1
Diluted average shares outstanding	30,189	30,079
Basic net income per share	$0.48	$0.74
Diluted net income per share	$0.48	$0.74

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2019. The following table summarizes the dividends declared and paid during fiscal year 2018.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended November 30, 2018
	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(13,397)	(1)	(13,398)
Defined benefit pension plans (1)	28	—	28
Derivative instruments (2)	123	—	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Ending balance, November 30, 2018	$(134,462)	$(2)	$(134,464)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended November 30, 2017
	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	(2,026)	—	(2,026)
Defined benefit pension plans (1)	30	—	30
Derivative Instruments (2)	587	—	587
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Ending balance, November 30, 2017	$(111,468)	$—	$(111,468)

	Twelve Months Ended August 31, 2018
	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	(12,890)	(1)	(12,891)
Defined benefit pension plans (1)	(87)	—	(87)
Derivative Instruments (2)	1,779	—	1,779
Amounts reclassified from accumulated other comprehensive income (loss)	41	—	41
Ending balance, August 31, 2018	$(121,216)	$(1)	$(121,217)

(1)	See Note 8 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2018	2018
Retained earnings not available for distribution	$6,815	$6,798

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of November 30, 2018, the Company has $3.6 million recorded for uncertain income tax positions related to its Aeropost subsidiary. There were no other significant changes in the Company's uncertain income tax positions as of November 30, 2018 and August 31, 2018.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2018 and August 31, 2018, the Company has recorded within other accrued expenses a total of $3.0 million, respectively, for various non-income tax related tax contingencies.

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

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of November 30, 2018 and August 31, 2018, the Company had deferred tax assets of approximately $2.1 million in this country, respectively.  Also, the Company had an income tax receivable balance of $7.0 million and $7.1 million as of November 30, 2018 and August 31, 2018, respectively, related to excess payments from fiscal years 2015 to 2018.  The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a going-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended November 30,	Locations(1)
2019	$13,703
2020	12,344
2021	11,304
2022	11,491
2023	11,700
Thereafter	131,857
Total	$192,399	(2)

(1)

Operating lease obligations have been reduced by approximately $3.0 million to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $2.2 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a  reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term.  This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of November 30, 2018 and August 31, 2018.

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  As of November 30, 2018, all of the vacated space has been subleased (and/or returned to the landlord).  As part of the subleases the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018.  As of November 30, 2018 the remaining balance of the LOC was $375,000.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of November 30, 2018 and August 31, 2018, the Company had approximately $6.9 million and $10.6 million, respectively, in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits as of November 30, 2018 and August 31, 2018 approximately $4.2 million and $400,000, respectively.  The land purchase option agreements can be canceled at the sole option of the Company, with the deposits being fully refundable until all permits are issued.  The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $47.6 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2018 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$224	$7,242	$99	$7,341
Price Plaza Alajuela, S.A.	50%	2,193	1,236	63	3,492	785	4,277
Total		$6,809	$3,638	$287	$10,734	$884	$11,618

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

The Company contracts for distribution center services in Mexico and for off-site data recovery services, as part of its disaster recovery plan. Future minimum service commitments related to both these contracts are not material.

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2018	$69,000	$—	$395	$68,605	—%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of November 30, 2018 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of November 30, 2018 and August 31, 2018, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in long-term debt for the three months ended November 30, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(763)	(2,700)	(3,463)
Reclassifications of long-term debt	5,319	(5,319)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(35)	176	141
Balances as of November 30, 2018	$19,376	$79,877	$99,253	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $122.3 million. No cash assets were assigned as collateral for these loans.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2018, the Company had approximately $91.1 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2018, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2018, the Company had approximately $93.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2019	$19,376
2020	15,954
2021	12,201
2022	5,360
2023	16,613
Thereafter	29,749
Total	$99,253

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

As of November 30, 2018, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2018:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Honduras	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2024
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 1, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.2%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023

For the three months ended November 30, 2018 and 2017, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2018	$1,160	$167	$1,327
Interest expense for the three months ended November 30, 2017	$849	$322	$1,171

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2018	2018
Union Bank	$35,700	$35,700
Citibank N.A.	26,925	27,825
Scotiabank	23,974	25,149
Total	$86,599	$88,674

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2018			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,846	$(967)	$1,879	$2,405	$(819)	$1,586
Interest rate swaps	Other non-current assets	2,039	(456)	1,583	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	—	—	—	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(392)	118	(274)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$4,493	$(1,305)	$3,188	$3,862	$(1,103)	$2,759

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.  As of November 30, 2018, the Company did not have any open non-deliverable forward foreign-exchange contracts.

For the three months ended November 30, 2018 and 2017, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
Income Statement Classification	2018	2017
Other income (expense), net	$87	$93

For derivatives that do not qualify for hedge accounting, there were no significant related assets or liabilities recorded on the consolidated balance sheet as of November 30, 2018 and August 31, 2018.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 41 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2018
Revenue from external customers	$17,339	$439,806	$225,009	$97,483	$—	$779,637
Intersegment revenues	350,719	437	1,093	278	(352,527)	—
Depreciation, Property and equipment	1,960	5,870	3,191	2,103	—	13,124
Amortization, Intangibles	599	—	—	—	—	599
Operating income (loss)	(1,050)	28,792	12,027	3,416	(18,515)	24,670
Net income (loss) attributable to PriceSmart, Inc. (3)	(3,825)	24,185	9,985	2,815	(18,548)	14,612
Long-lived assets (other than deferred tax assets)	90,061	320,136	149,823	110,969	—	670,989
Intangibles, net	14,381	—	—	—	—	14,381
Goodwill	11,230	24,726	10,292	—	—	46,248
Total assets	158,591	592,114	346,397	180,141	—	1,277,243
Capital expenditures, net	1,686	22,771	10,495	1,387	—	36,339

Three Months Ended November 30, 2017
Revenue from external customers	$8,147	$452,166	$214,642	$92,117	$—	$767,072
Intersegment revenues	340,128	—	1,207	198	(341,533)	—
Depreciation and amortization	1,744	5,523	2,677	2,293	—	12,237
Operating income	3,739	31,942	11,470	2,145	(16,130)	33,166
Net income	82	26,796	10,317	1,425	(16,130)	22,490
Capital expenditures, net	1,004	11,370	10,297	832	—	23,503
Long-lived assets (other than deferred tax assets)	70,352	304,434	130,896	121,629	—	627,311
Goodwill	—	31,014	4,564	—	—	35,578
Total assets	121,674	580,523	334,279	186,352	—	1,222,828

As of August 31, 2018
Long-lived assets (other than deferred tax assets)	67,650	320,612	150,516	118,284	—	657,062
Intangibles, net	14,980	—	—	—	—	14,980
Goodwill	11,230	30,646	4,453	—	—	46,329
Total assets	186,174	536,756	310,411	183,051	—	1,216,392

(1)	Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(3)

In March 2018, the Company acquired Aeropost, Inc. During the three months ended November 30, 2018, the consolidated net income attributable to PriceSmart Inc. contained approximately $3.9 million costs associated with Aeropost and omni-channel development initiatives.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – ACQUISITION

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

The Company’s purchase price allocation remains the same as presented in the fourth quarter of fiscal year 2018. Below summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information shows the combined results of operations of the Company, including Aeropost, as if the acquisition had occurred as of the beginning of the periods presented (in thousands):

Three Months Ended
November 30,
2017
Pro forma total revenues	$776,375
Pro forma net income attributable to PriceSmart, Inc. (1)	$18,652
Pro forma net income attributable to noncontrolling interest	$61

(1)

Includes the pro forma recognition of $750,000 post-combination compensation expense, which represents three months of continued service amortization required to satisfy the $3.9 million remaining purchase price contingency, and $599,000 for the amortization of intangible assets for three months.

Following is summary financial information for Aeropost and the Company’s omni-channel development initiatives for fiscal year 2019 (in thousands):

	Three Months Ended
	November 30,
	2018	2017
Total revenue	$9,150	$	N/A
Net loss from Aeropost and the costs of the Company's omni-channel development initiatives	$(3,895)	$	N/A

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2018 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the following risks:

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

•	Changes in consumer shopping preferences;
•	Significant competition, including from international online retailers;
•	Limitations on the availability of appropriate sites for new warehouse clubs, which could adversely affect growth;
•

Failure to grow our e-commerce business through the integration of physical and digital retail or otherwise, and the cost of our increasing e-commerce investments, may materially adversely affect our market position, net sales and financial performance;

•

Acquisitions, such as our acquisition of Aeropost, Inc. in March 2018, may expose us to additional risks, such as retention of key personnel, previously undisclosed liabilities or compliance issues, integration challenges, impairment of goodwill or intangible assets, and diversion of management resources;

•	Cost increases from product and service providers;
•	Interruption of supply chains, which might adversely impact on our ability to import merchandise;
•	Failure to maintain our brand’s reputation;
•	Exposure to product liability claims and product recalls;
•	Failure to maintain our computer systems and/or disruption in those systems;
•	Cybersecurity risks, such as a failure to maintain the security of the information we hold relating to our company, our members, employees and suppliers;
•

Risks associated with executive leadership and organizational transition, failure to attract and/or retain other qualified employees, increases in wage and benefit costs, changes in laws and other labor issues;

•	Changes in accounting standards affecting management's financial assumptions, projections, estimates and judgments; and
•

A few of our stockholders own approximately 24.7% of our voting stock as of November 30, 2018, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

The risks described above as well as the other risks detailed in the Company’s U.S. Securities and Exchange Commission (“SEC”) reports, including the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 filed on October 25, 2018 (see “Part I - Item 1A - Risk Factors”) could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three months ended November 30, 2018 and 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of November 30, 2018 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs for each country or territory are as follows:

	Number of	Number of	Anticipated Additional		Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse		Warehouse
	in Operation as of	in Operation as of	Club Openings		Club Openings
Country/Territory	November 30, 2017	November 30, 2018	In Fiscal Year 2019		In Fiscal Year 2020
Colombia	7	7	—		—
Costa Rica	7	7	—		—
Panama	5	5	1	(1)	1
Trinidad	4	4	—		—
Dominican Republic	3	4	1	(1)	—
Guatemala	3	3	—		1
Honduras	3	3	—		—
El Salvador	2	2	—		—
Nicaragua	2	2	—		—
Aruba	1	1	—		—
Barbados	1	1	—		—
U.S. Virgin Islands	1	1	—		—
Jamaica	1	1	—		—
Totals	40	41	2		2

(1)     Small format warehouse club.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company is constructing new warehouse clubs. In Panama, the site is in the city of Santiago, which is a smaller city three hours west of Panama City by car and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo, a major metropolitan area, and upon completion, will be the fifth warehouse club in the Dominican Republic.  Both warehouse clubs are currently expected to open in the spring of 2019. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. These warehouse clubs represent our first developments of these smaller format stores intended to reach into additional geographic areas and provide more convenience for our members. In September 2018 (fiscal year 2019), we acquired land in San Cristobal, Guatemala, upon which the Company plans to construct a standard format warehouse club. San Cristobal is expected to open in the fall of 2019.  In November 2018 (fiscal year 2019), PriceSmart signed a lease for an approximately 187,000 square foot site within the Metropark development on the south eastern side of Panama City, Panama. The Metropark club will be the Company’s seventh warehouse club in Panama and will utilize the Company’s standard warehouse club format. This club is expected to open in the fall of 2019. We continue to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. Once these four new clubs are open, we will operate 45 warehouse clubs.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first three months of fiscal year 2019, approximately 78% of our net merchandise sales were in currencies other than the U.S. dollar compared to 77% during fiscal year 2018. Of those sales, 52% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of the local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, and we may elect to increase the local currency price of imported merchandise to maintain our target margins, which would impact demand for a significant portion of the Company’s merchandise offering.  For example, changes in the value of the Colombian peso (“COP”) relative to the U.S. dollar negatively impacted sales and margins in that market during fiscal years 2015 and 2016.  A stabilization of the currency during fiscal year 2017 contributed to improving business conditions in Colombia, resulting in sales growth and a return to operating profitability in our Colombia segment that continued into fiscal year 2018 and the first three months of fiscal year 2019.

From time to time, one or more markets in which we operate may experience economic downturns, which can negatively impact our business. For example, Trinidad, which depends on oil and gas exports as a major source of income, has been experiencing overall difficult economic conditions for the past two years. These adverse economic conditions, combined with government policies intended to manage foreign currency reserves, have adversely affected consumer spending. Other countries where recent general market conditions have provided a difficult operating environment during fiscal year 2019 include Costa Rica, Panama, Guatemala, Nicaragua and Barbados.  Our business in USVI, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September 2017 and October 2017, has rebounded due to the re-construction efforts and the difficulty other retailers are having in becoming fully operational.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, beginning in April 2018, protests against social reforms and violent clashes with national security forces significantly impeded normal economic activity in Nicaragua, the effect of which has continued during the first three months of fiscal year 2019. Also, labor strikes in Costa Rica disrupted normal commerce in September 2018. Additionally, the need for increased tax revenue in certain countries can cause changes in tax policies affecting consumers’ personal tax rates and/or added consumption taxes, such as VAT (value-added taxes), effectively raising the prices of various products.

In the past we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2018 and during the first three months of fiscal year 2019, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradeable currencies (including Euros, British Pounds, and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. During part of the first half of fiscal year 2017, we limited shipments of merchandise to Trinidad from our distribution center in Miami to levels that generally aligned with our Trinidad subsidiary’s ability to source U.S. dollars to pay for that merchandise.  This resulted in a reduced level of shipments, which negatively affected sales in the second quarter of fiscal year 2017, particularly in December 2016, although by less than our initial estimate. These actions did not impact the level of merchandise we obtain locally in Trinidad.  Starting in the third quarter of fiscal year 2017, we were able to improve our sourcing of tradeable currencies, which, in addition to other steps we took, allowed for a more normalized flow of imported merchandise during the third and fourth fiscal quarters.  Over the past twelve months we have improved our sourcing and have been able to obtain a sufficient level of tradeable currencies in Trinidad consistent with the level of merchandise we are importing.  However, this sourcing activity has increased our currency losses, and we have increased our product costs to cover these increased costs.  As of November 30, 2018, our Trinidad subsidiary had a net U.S. dollar denominated asset position of approximately $11.9 million, a decrease of $1.1 million from August 31, 2018 when our Trinidad subsidiary had net U.S. dollar denominated asset position of approximately $13.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to improve the quality of life for our business and family Members by making available a wide range of high quality merchandise sourced from around the world at exceptional values. The annual membership fee enables us to operate our business, as well as offer services, with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to respond to how our Members expect to shop, create additional efficiencies in the distribution process and increase our significance in our Members’ lives. We are working to create a shopping experience that blends the attributes and appeal of our brick and mortar business with the conveniences associated with technologically-supported transactions and online shopping.

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

Current and Future Management Actions

Logistics and distribution efficiencies are fundamental to what allows us to deliver high quality merchandise at low prices to our members.  We acquire approximately 52% of our merchandise internationally, a significant portion of which we receive at our Miami distribution centers.  In January 2017, we purchased a distribution center in Medley, Miami-Dade County, Florida, into which we transferred our Miami dry distribution center activities from a leased facility during the third quarter of fiscal year 2017.  This distribution facility has increased our ability to efficiently receive, handle and distribute merchandise. The efficiency with which we receive, handle and distribute merchandise to the point where our members put that merchandise into their shopping carts has a significant impact on our level of operating expenses and ultimately how low we can price our merchandise. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are investing in regional distribution centers.  This past year we entered into a long-term lease for a 165,000 square foot distribution center in Costa Rica. We began operating in this distribution center during the fall of 2018.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find.  While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases and will likely do so in the future.  Most recently we have entered into a real estate lease in Panama City, Panama, for the construction of a warehouse club. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.

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

On March 15, 2018, the Company acquired Aeropost, Inc. (“Aeropost”). The Aeropost business includes a freight forwarding business, known as the Casillero business, an online marketplace and technology capability. The freight forwarding business annually ships goods with a value of approximately $500.0 million into Aeropost’s markets. We expect Aeropost’s capabilities will provide new online shopping options and an opportunity to accelerate the development of an omni-channel shopping experience for our members. We intend for the omni-channel experience to include efficient and low-cost cross-border ordering and delivery services, a wider assortment of products and services available to purchase online, and home delivery for our members. Late in the first quarter of fiscal year 2019, Aeropost began selling PriceSmart merchandise to existing Aeropost members. The PriceSmart merchandise sold on the Aeropost platform was approximately $31,000 during the quarter and is reported as net merchandise sales on the consolidated statement of income. We intend to increase this revenue stream to provide Aeropost customers with high quality products at competitive prices. The net cash consideration for Aeropost was approximately $23.9 million. Our total payment for the acquisition also included contingent consideration of $5.0 million that we have recorded as a post-combination compensation expense.  Under the merger agreement, this amount has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost executives’ remaining employed with the Company for 15 months from the date of escrow closing. Because the escrow deposit also may be used to satisfy claims by us for post-closing purchase price adjustments or indemnification claims, the amount we recorded as compensation expense may be reduced by the amount of these adjustments and claims. As of November 30, 2018, this amount has been reduced by expected indemnification claims and purchase price adjustments to approximately $3.9 million. Our management is currently working to facilitate the integration of Aeropost into our business.  We are making reasonable investments in technology and further integrating Aeropost talent and tools into the operations of the Company to enhance efficiencies and develop our omni-channel capabilities. We have aggregated our Aeropost results within the United States reporting segment. We recorded approximately $3.9 million in costs from Aeropost and development of omni-channel initiatives during the first quarter of fiscal year 2019. We began consolidating Aeropost’s financial statements with our financial statements in the third quarter of fiscal year 2018. Consolidation of this entity will create current period to prior period variances, which we have explained below under the heading, “Comparison of the three-months ended November 30, 2018 and 2017.”

Financial highlights for the first quarter of fiscal year 2019 included:

•	Total revenues increased 1.6% over the comparable prior year period. Revenues from our Aeropost operations of $9.2 million contributed 120 basis points (1.2%) of this increase.
•

Net merchandise sales increased 0.3% over the comparable prior-year period.  We ended the quarter with 41 warehouse clubs compared to 40 warehouse clubs at the end of the first quarter of fiscal year 2018.

•

Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended December 2, 2018 decreased 2.1%, impacted primarily by the Costa Rica Colon devaluation, an economic downturn in Panama, and ongoing instability in Nicaragua and Guatemala.

•	Membership income for the first quarter of fiscal year 2019 increased 2.9% to $12.7 million over the comparable prior-year period.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) decreased 1.7% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.2%, a decrease of 30 basis points (0.3%) from the same period last year.

•	We recorded a $3.9 million loss, net of tax benefit, from Aeropost and costs associated with the development of our omni-channel initiatives.
•	We also recorded a $3.6 million loss, net of tax benefit, for separation related costs due to our former C.E.O.’s departure.
•	We also had approximately $1.7 million in tax benefit from US Tax Reform during the first quarter of fiscal year 2019.
•	Operating income for the first quarter of fiscal year 2019 was $24.7 million, compared to $33.2 million in the first quarter of fiscal year 2018.
•	We recorded a $1.8 million net currency loss from currency transactions in the current quarter compared to a $278,000 net gain in the same period last year.
•	The effective tax rate for the first quarter of fiscal year 2019 was 33.9%, as compared to the effective tax rate for the first quarter of fiscal year 2018 of 31.0%.
•

Net income attributable to PriceSmart, Inc. for the first quarter of fiscal year 2019 was $14.6 million, or $0.48 per diluted share, compared to $22.5 million, or $0.74 per diluted share, in the comparable prior-year period.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2018 with the three-month period ended on November 30, 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate, and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2018 and 2017.

	Three Months Ended
	November 30, 2018				November 30, 2017
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$430,384	57.6%	$(13,283)	(3.0)%	$443,667	59.5%
Caribbean	221,495	29.6%	10,056	4.8%	211,439	28.4%
Colombia	95,564	12.8%	5,269	5.8%	90,295	12.1%
Net merchandise sales	$747,443	100.0%	$2,042	0.3%	$745,401	100.0%

Comparison of Three Months Ended November 30, 2018 and 2017

Overall total net merchandise sales growth of 0.3% for the first quarter resulted from a 2.7% increase in transactions and a 2.4% decrease in average ticket.

Net merchandise sales in our Central America segment decreased 3.0% for the first quarter of fiscal year 2019 when compared to the same period last year, which had a 180 basis point (1.8%) negative impact on total net merchandise sales growth.  Economic weakness and political instability led to decreased sales within our Panama, Guatemala, Costa Rica and Nicaragua markets, offset by year-on year increased merchandise sales within our Honduras and El Salvador markets.

Our Caribbean segment showed continued improvement in merchandise sales growth over the past few quarters with a year-on-year increase of 4.8%, which had a 140 basis point (1.4%) positive impact on total net merchandise sales growth. With the exception of our Barbados market, all markets within this segment showed increased net merchandise sales year-on-year.

Net merchandise sales in our Colombia segment continued to grow as the segment increased total merchandise sales 5.8% year-on-year, which had a 70 basis point (0.7%) positive impact on total net merchandise sales growth.  Driven in part by the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past 15 months, we have seen continued merchandise sales growth in all of our warehouse clubs in Colombia. Transactions increased 7.4% when compared to the same period last year for the segment.

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period's currency exchange rates, and the comparable prior year period's currency exchange rates. The disclosure of constant currency amounts or results permits investors to better understand our underlying performance without the effects of currency exchange rate fluctuations. The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three month period ended November 30, 2017.

	Currency exchange rate fluctuations for the
	Three Months Ended
	November 30, 2018
	Amount	% change
Central America	$(11,825)	(2.7)%
Caribbean	(3,008)	(1.4)%
Colombia	(4,446)	(4.7)%
Net merchandise sales	$(19,279)	(2.6)%

Overall, the effects of currency devaluations within our markets had an approximately $19.3 million, or 260 basis point (2.6%), negative constant currency impact on net merchandise sales.

Currency devaluations had a $11.8 million, or 270 basis point (2.7%), negative constant currency impact on net merchandise sales in our Central America segment, which contributed approximately 150 basis points (1.5%) of the total negative impact on total net merchandise sales. Costa Rica, Guatemala, Honduras and our Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations had a $3.0 million, or 140 basis point (1.4%), negative constant currency impact on reported net merchandise sales in our Caribbean segment, which contributed approximately 80 basis points (0.8%) of the total negative impact on total net merchandise sales. This is reflective of the relative stability of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations had a $4.4 million, or 470 basis point (4.7%), negative constant currency impact on net merchandise sales in our Colombia segment, which contributed approximately 30 basis points (0.3%) of the negative impact on total net merchandise sales.

Comparable Merchandise Sales

We report comparable merchandise club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends.  Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to the warehouse club opened in Costa Rica on October 5, 2017 were not used in the calculation of comparable sales until December 2018 and the sales related to our warehouse club in the Dominican Republic opened on May 3, 2018 will not be used in the calculation of comparable sales until July 2019.

The following table indicates comparable net merchandise sales in the reportable segments in which we operate, and the percentage growth in net merchandise sales by segment during fiscal years 2019 and 2018.

	Three Months Ended
	November 30, 2018	November 30, 2017
	% Increase/(decrease) in comparable net warehouse sales	% Increase/(decrease) in comparable net warehouse sales
Central America	(4.5)%	(0.1)%
Caribbean	(0.2)%	3.3%
Colombia	5.4%	11.3%
Consolidated segments	(2.1)%	2.2%

Comparison of Three Months Ended November 30, 2018 and 2017

Comparable merchandise club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended December 2, 2018 decreased 2.1% when compared to the prior year.

Comparable merchandise sales in our Central America segment decreased approximately 4.5%, which contributed approximately 270 basis points (2.7%) of the decrease in total comparable merchandise sales. This segment’s comparable merchandise sales were impacted by the opening of our seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable merchandise sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales. New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently. We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the total comparable merchandise sales by 50 basis points (0.5%) for the period. The balance of the decline in comparable merchandise sales for the Central America segment is attributable to negative economic and socio-political conditions within our Costa Rica, Panama, Guatemala and Nicaragua markets, which contributed approximately 260 basis points (2.6%) of the decrease which was offset by 40 basis point (0.4%) increase in Honduras and El Salvador.

Comparable merchandise sales in our Caribbean segment decreased approximately 20 basis points (0.2%), which contributed approximately 6 basis points (0.06%) of the decrease in total comparable merchandise sales. This segment’s comparable merchandise sales were impacted by the opening of our fourth warehouse club in the Dominican Republic in May 2018. We estimate that the transfer of sales associated with this warehouse club opening negatively impacted total comparable merchandise sales by 40 basis points (0.4%) for the period.

Comparable merchandise sales in our Colombia segment increased approximately 5.4%, which had an approximately 70 basis point (0.7%) positive impact on total comparable merchandise sales, due to improved economic and currency stability.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the three month period ended November 30, 2017.

	Three Months Ended
	November 30, 2018
	Amount	% change
Central America	$(11,621)	(2.7)%
Caribbean	(2,522)	(1.2)%
Colombia	(4,584)	(5.0)%
Net merchandise sales	$(18,727)	(2.5)%

Overall, currency devaluations within our markets negatively impacted total comparable merchandise sales by approximately $18.7 million or 250 basis points (2.5%) when compared to the same period last year.

Currency devaluations within our Central America segment accounted for approximately 160 basis points (1.6%) of the impact of currency devaluations on total comparable merchandise sales when compared the same period last year. Our Costa Rica, Guatemala, Honduras and Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Caribbean segment accounted for approximately 30 basis points (0.3%) of the impact of currency devaluations on total comparable merchandise sales when compared the same period last year.  This reflects the relative stability of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations within our Colombia segment accounted for approximately 60 basis points (0.6%) of the impact of currency devaluations on total comparable merchandise sales when compared the same period last year.  This reflects the relative stability of Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts. The table below represents the change in membership income by segment and as a percentage of net merchandise club sales of each segment:

	Three Months Ended
	November 30,				November 30,
	2018				2017
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$7,669	$(25)	(0.3)%	1.7%	$7,694
Membership income - Caribbean	3,332	314	10.4	1.6	3,018
Membership income - Colombia	1,739	76	4.6	1.9	1,663
Membership income - Total	$12,740	$365	2.9%	1.7%	$12,375

Number of accounts - Central America	840,284	8,378	1.0%		831,906
Number of accounts - Caribbean	419,950	26,553	6.7		393,397
Number of accounts - Colombia	336,971	18,291	5.7		318,680
Number of accounts - Total	1,597,205	53,222	3.4%		1,543,983

Comparison of Three Months Ended November 30, 2018 and 2017

The number of member accounts during fiscal year 2018 was 3.4% higher than the year before. Membership income increased 2.9%.

The growth in membership accounts during fiscal year 2019 in our Caribbean market was primarily attributable to the opening of the new San Isidro warehouse club in the Dominican Republic in May 2018. Membership accounts in Colombia increased primarily due to an improving economy and the continued growth in the market’s acceptance of the warehouse club concept. Membership accounts in Central America remained stable at 1% growth. The Company’s twelve-month renewal rate was 85% for the periods ended November 30, 2018 and November 30, 2017.

Additionally, we continued expanding our platinum membership program. In October 2018 (fiscal year 2019) we began offering platinum memberships in the United States Virgin Islands. We expect to expand our platinum membership program to additional markets this year.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our Aeropost subsidiary and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2018			November 30, 2017
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$9,119	$9,119	100.0%	$—
Miscellaneous income	1,363	963	240.8%	400
Rental income	783	34	4.5%	749
Other revenue	$11,265	$10,116	880.4%	$1,149

Comparison of Three Months Ended November 30, 2018 and 2017

Other revenue for the first fiscal quarter of 2019 includes non-merchandise revenue generated by our Aeropost subsidiary primarily from freight and handlings charges for on-line orders placed from customers in Latin America to retailers in the United States and delivered through Aeropost to locations throughout Latin America. We acquired Aeropost on March 15, 2018.  Miscellaneous income increased $963,000 primarily due to the inclusion of income earned on the co-branded credit card program interest-generating portfolios (“IGP”) subsequent to the adoption of the new revenue standard ASC 606 in fiscal 2019.  In prior periods, including the first quarter of fiscal 2018, IGP was recorded as a reduction of general and administrative costs, in alignment with the previous revenue guidance under ASC 605.  Rental income had no material changes when compared to the prior year.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2018	November 30, 2017	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$747,443	$745,401	$2,042
Merchandise sales gross margin	$106,288	$108,165	$(1,877)
Merchandise sales gross margin percentage	14.2%	14.5%	(0.3)%

Revenues
Total revenues	$779,637	$767,072	$12,565
Percentage change from prior period			1.6%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	(2.1)%	2.2%	(4.3)%

Gross margin
Total gross margin	$126,457	$122,087	$4,370
Gross margin percentage to total revenues	16.2%	15.9%	0.3%

Selling, general and administrative
Selling, general and administrative	$101,787	$88,921	$12,866
Selling, general and administrative percentage of total revenues	13.1%	11.6%	1.5%

	Three Months Ended
	November 30,	% of	November 30,	% of
Results of Operations Consolidated	2018	Total Revenue	2017	Total Revenue
Operating income- by segment
Central America	$28,792	3.7%	$31,942	4.2%
Caribbean	$12,027	1.5%	$11,470	1.5%
Colombia	$3,416	0.4%	$2,145	0.3%
United States	$(1,050)	(0.1)%	$3,139	0.4%
Reconciling Items (1)	$(18,515)	(2.4)%	$(16,130)	(2.1)%
Operating income - Total	$24,670	3.2%	$33,166	4.3%

Warehouse clubs
Warehouse clubs at period end	41	40	1
Warehouse club square feet at period end (2)	2,087	1,998	89

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)	Warehouse club square feet at period end has been updated to reflect sales floor square feet vs. total building square feet to align with industry standards.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	November 30,	% of	November 30,	% of
	2018	Total Revenue	2017	Total Revenue
Warehouse club operations	$74,222	9.5%	$69,502	9.1%
General and administrative	27,335	3.5%	18,830	2.5%
Pre-opening expenses	15	0.0%	430	0.1%
Loss/(gain) on disposal of assets	215	0.0%	159	0.0%
Total Selling, General and Administrative	$101,787	13.1%	$88,921	11.6%

The following table summarizes the costs recorded as part of our consolidation of Aeropost’s operations, ongoing costs recorded by the Company as part of the post-acquisition purchase accounting, costs incurred by the Company to develop our omni-channel initiatives, and the net tax benefits recorded by the Company from this activity.

Three Months Ended
November 30, 2018
Net loss from Aeropost's operations and development of our omni-channel initiatives before amortization of intangibles, net of tax benefit	$2,678
Amortization of intangibles, trade name and technology, net of tax benefit	466
Amortization of compensation expense	751
Net loss from Aeropost and development of our omni-channel initiatives, net of tax benefit	$3,895

Impact of Aeropost and omni-channel development initiatives on earnings per share	$(0.13)

Comparison of Three Months Ended November 30, 2018 and 2017

Gross margin on merchandise sales as a percentage of total revenue decreased from 14.5% to 14.2% for the three months ended November 30, 2018 compared to the same three-month period a year ago.  Total gross margin to total revenues increased to 16.2% from 15.9% the prior year, mainly due to higher margins on non-merchandise revenues of our Aeropost subsidiary, which increased the gross margin to total revenues ratio by approximately 60 basis points (0.6%) for the year.  Membership income, rental income and miscellaneous income gross margin remained unchanged. The reclassification of income generated from the IGP as a result of the implementation of new revenue recognition standards increased total gross margins by approximately 20 basis points (0.2%).

Selling, general, and administrative expenses consist of warehouse club operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets.  In total, selling, general and administrative expenses increased $12.9 million to 13.1% of total revenues compared to 11.6% of total revenues in the first quarter of fiscal year 2018.

Warehouse club operations and other operations expense was 9.5% of total revenues compared to 9.1% a year ago.  Our Aeropost operations added approximately $4.2 million, or 50 basis points (0.5%), in costs to this line item for the three month period. The 0.5% increase is net of a decrease of $1.1 million or 10 basis points (0.1%) of IGP costs reclassified from Warehouse club and other operations to Other revenue and income as a result of the implementation of the new revenue recognition standard.

General and administrative expenses grew to 3.5% of sales during the first quarter of fiscal year 2019 compared to 2.5% a year ago.  Aeropost and our omni-channel development initiatives added approximately $5.3 million, or 70 basis points (0.7%), in costs to this line item for the three-month period. Another driver for this increase was approximately $3.8 million, or 40 basis points (0.4%), recorded in the first quarter of fiscal year 2019 for separation and other related termination benefits for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors. Of this amount $2.9 million in net charges related to adjustments to non-cash stock-based compensation. All separation-related benefits in connection with our CEO’s departure have been accrued as of November 30, 2018. We do not expect any significant additional charges relating to this resignation in future periods. These costs, net of tax, negatively impacted earnings per share for the three months ended November 30, 2018, by $0.13 per share.

Operating income decreased to $24.7 million for the three months ended November 30, 2018 compared to $33.2 million for the same period last year.   In summary, as described above, lower merchandise margins as a percent of sales, higher expenses year-on-year related to our Aeropost and our omni-channel development initiatives, and the impact of separation expense on general and administrative costs offset by additional margins on non-merchandise revenues generated from our Aeropost subsidiary were the primary factors for the decrease in operating income.

Interest Expense

	Three Months Ended
	November 30,		November 30,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,404	$213	$1,191
Interest expense related to hedging activity	167	(155)	322
Less: Capitalized interest	539	281	258
Net interest expense	$1,033	$(222)	$1,255

Comparison of Three Months Ended November 30, 2018 and 2017

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Net interest expense on loans decreased year-on-year.  A decrease year-on-year in loans is primarily due to the pay-off of loans within our subsidiaries.  Lower average loan balance on both long-term and short-term loans were partially offset by higher variable interest rates. Interest expense related to hedging activity decreased in fiscal year 2019 compared to fiscal year 2018 due to the pay-off of the various loans held by our subsidiaries that were hedged and the remaining hedged loans having positive, or “in the money,” positions. Additional capitalized interest in fiscal year 2019 compared to fiscal year 2018 resulted from higher levels of construction activities.

Other Income (Expense), net

Other income consists of currency gain or loss, as well as net benefit costs related to our defined benefit plans.

	Three Months Ended
	November 30,			November 30,
	2018			2017
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(1,819)	$(2,097)	(754.3)%	$278

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), are recorded as currency gains or losses.  Additionally, gains or losses from transactions denominated in currencies other that the functional currency of the respective entity also generate currency gains or losses.

Comparison of Three Months Ended November 30, 2018 and 2017

For the three-month period, we had a net expense associated with foreign currency transactions of approximately $1.8 million. These losses resulted from the revaluation of net U.S. dollar liabilities in markets where the local functional currency devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  In particular, in Jamaica we incurred a $1.5 million loss primarily resulting from an unexpected 7.1% appreciation of the Jamaican dollar, adversely affecting the value in Jamaica of an average U.S. dollar asset position of $18.1 million. The Jamaican dollar (JMD) strengthening is primarily due to the Jamaican Central Bank’s intervention as part of its efforts to manage inflation during the quarter. In Costa Rica, we experienced weakening of the local currencies relative to the U.S. Dollar. Uncertainty surrounding fiscal and tax reform, as well as a rise in interest rates in Costa Rica contributed to the devaluation during the period.

For the three-month period, we had net benefit costs of approximately $64,000.  These costs consist of net benefit costs, other than the current period service costs, related to our defined benefit plans in our El Salvador, Honduras and Trinidad subsidiaries.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes. The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share attributable to PriceSmart available for distribution:

	Three Months Ended
(In thousands, except per share amounts)	November 30,	November 30,
	2018	2017

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$22,209	$32,589
Provision for income taxes calculated prior to U.S. tax law change	(9,203)	(10,115)
U.S. Tax Reform: Current tax rate reduction	1,222	—
U.S. Tax Reform: Other tax incentives	441	—
Subtotal of U.S. Tax Reform benefits	1,663	—
Total provision for income taxes	$(7,540)	$(10,115)
Income (loss) of unconsolidated affiliates	(24)	16
Net income	$14,645	$22,490
Less: net income (loss) attributable to noncontrolling interest	(33)	—
Net income attributable to PriceSmart, Inc.	$14,612	$22,490
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic net income per share	$0.48	$0.74
Diluted net income per share	$0.48	$0.74

Subtotal of U.S. Tax Reform Effects	$1,663	$—
Impact of U.S Tax Reform on basic and diluted net income per share	$0.05	$—

	Three Months Ended
	November 30,		November 30,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$7,925	$(2,539)	$10,464
Net deferred tax provision (benefit)	(385)	(36)	(349)
Provision for income taxes	$7,540	$(2,575)	$10,115
Effective tax rate	33.9%		31.0%

Comparison of Three Months Ended November 30, 2018 and 2017

For the three months ended November 30, 2018, the effective tax rate was 33.9%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•

The comparably favorable total impact of 7.5%, resulting from the combination of: the U.S. Tax Reform rate reduction which favorably impacted our effective tax rate by 5.5%, and the favorable impact of 2.0% resulting from new export related sales and service tax incentives.

•	The comparably unfavorable impact of 1.8% resulting from recognizing more income in comparatively higher tax rate jurisdictions, excluding the U.S. tax rate reduction impact.

•	The comparably unfavorable impact of 4.5% resulting from the effective tax rate impact of Aeropost and omni-channel development costs.

•	The comparably unfavorable impact of 3.8% resulting from separation costs associated with the departure of our former C.E.O.

•

The comparably favorable impact of 1.8% resulting from improved financial results in the Company’s Colombia subsidiary for which no tax attribute was recognized, net of adjustment to valuation allowance;

•

The comparatively unfavorable impact on the effective tax rate of 1.5% resulting from a decrease in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to prior year. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. The Company expects the decrease of the favorable impact to the consolidated Company’s effective tax rate to continue through the remainder of fiscal year 2019.

•	The comparatively unfavorable impact of 0.9% in the current period from the effect of changes in foreign currency value.

Other Comprehensive Income (Loss)

	Three Months Ended
	November 30,			November 30,
	2018			2017
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(13,246)	$(11,837)	840.1%	$(1,409)

Comparison of Three Months Ended November 30, 2018 and 2017

Our other comprehensive loss of approximately $13.2 million for the first quarter of fiscal year 2019 resulted primarily from comprehensive loss of approximately $13.4 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive income of approximately $123,000 related to unrealized gains on changes in derivative obligations.  When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments would not affect net income unless the underlying investment in our local subsidiaries were liquidated.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

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

The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands).

	November 30,	August 31,
	2018	2018
Amounts held by foreign subsidiaries	$75,892	$79,454
Amounts held domestically	12,494	17,460
Total cash and cash equivalents, including restricted cash	$88,386	$96,914

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	November 30,	August 31,
	2018	2018
Amounts held by foreign subsidiaries	$25,986	$32,304
Amounts held domestically	—	—
Total short-term investments	$25,986	$32,304

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017 and continuing into fiscal year 2018 and the first quarter of fiscal year 2019, we experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue.

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,	Increase/
	2018	2017	(Decrease)
Net cash provided by (used in) operating activities	$25,707	$(10,163)	$35,870
Net cash provided by (used in) investing activities	(29,364)	(59,071)	29,707
Net cash provided by (used in) financing activities	(3,496)	(5,296)	1,800
Effect of exchange rates	(1,375)	2,021	(3,396)
Net increase (decrease) in cash and cash equivalents	$(8,528)	$(72,509)	$63,981

We reported a year-on-year decrease in the net cash equivalents used of approximately $64.0 million.  The primary factors in the year-on-year changes in cash provided by operating activities and cash used in investing activities.  The increase in cash provided from operating activities was approximately $35.9 million when compared to the same period a year ago.  This was primarily due to the year-on-year increase in accounts payable of approximately $34.6 million.  This increase was mainly due to the improved timing of the holiday season inventory build versus the payment due dates.  Net cash used in investing activities decreased approximately $29.7 million year-on-year.  This was primarily due to the year-on-year net decrease in cash used for short-term investments of approximately $45.6 million, as we decreased the portion of cash, cash equivalents and short-term investments held as short-term investments.  This was offset by year-on-year increases in additions to property and equipment of approximately $15.9 million as we increased, year-on-year, investments in new warehouse clubs as construction of four new warehouse clubs is underway in Panama, the Dominican Republic and Guatemala.

The following table summarizes the dividends declared and paid during fiscal year 2018. No dividends have been declared or paid during the first three months of fiscal year 2019.

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

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2018	$69,000	$—	$395	$68,605	—%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of November 30, 2018 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of November 30, 2018 and August 31, 2018, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in our long-term debt for the three months ended November 30, 2018:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(763)	(2,700)	(3,463)
Reclassifications of long-term debt	5,319	(5,319)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(35)	176	141
Balances as of November 30, 2018	$19,376	$79,877	$99,253	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $122.3 million. No cash assets were assigned as collateral for these loans.

As of November 30, 2018, the Company had approximately $91.1 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2018, the Company was in compliance with all covenants or amended covenants.

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

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that we have designated and qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		November 30, 2018			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,846	(967)	1,879	$2,405	$(819)	$1,586
Interest rate swaps	Other non-current assets	2,039	(456)	1,583	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	—	—	—	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(392)	118	(274)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$4,493	$(1,305)	$3,188	$3,862	$(1,103)	$2,759

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of November 30, 2018 and August 31, 2018, the Company did not have any open non-deliverable forward foreign-exchange contracts.

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

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first three months of fiscal years 2019 and 2018.

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

Income Taxes:    The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of November 30, 2018, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. While no related valuation allowance has been established to date, as a result of U.S. tax reform, the Company expects to generate more foreign tax credits than it can use and to record a corresponding valuation allowance beginning later in fiscal 2019.

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

The Company accrues an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, the Company reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on November 30, 2018 and August 31, 2018.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets.  However, the Company, together with our tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process but where the Company expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $3.1 million and $4.1 million as of August 31, 2018 and November 30, 2018, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of November 30, 2018, the Company had deferred tax assets of approximately $2.1 million in this country.  Also, the Company had an income tax receivable balance of $7.0 million as of August 31, 2018 related to excess payments from fiscal year 2015 to 2018. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that we will ultimately succeed in its refund requests, related appeals and/or court challenge on this matter. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019.

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

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly, with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position. For the period ended November 30, 2018, there were no significant changes in the estimates of these positions or valuation allowances.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at November 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.  The gross fair value of our derivative financial instruments designated as cash flow hedges has increased by $600,000 since August 31, 2018, primarily due to the fluctuations in interest rates, fluctuations in exchange rates for the currencies that are being hedged, and changes in the scheduled maturities of the underlying instruments during the three months ended November 30, 2018. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $13.4 million net loss in the foreign currency translation adjustments category of accumulated other comprehensive income (loss) for the three months ended November 30, 2018.

In addition, the monetary assets and liabilities of the Company’s subsidiaries whose functional currency is not the U.S. dollar that are denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as currency gain (loss) within Other income (expense) in the consolidated statements of income.

The following table summarizes the amounts recorded for the three months ending November 30, 2018 and 2017 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2018	2017
Currency gain (loss)	$(1,819)	$278

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products.  During fiscal year 2017, and continuing into fiscal year 2018 and the first quarter of fiscal year 2019, we experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue.

As of November 30, 2018, our Trinidad subsidiary had net U.S. dollar denominated asset of approximately $11.9 million, a decrease of $1.1 million from August 31, 2018 when our Trinidad subsidiary had a net U.S. dollar denominated asset of approximately $13.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

Management has excluded from its assessment the internal control over financial reporting for the Aeropost business acquired on March 15, 2018. The Aeropost business constitutes 1% of total assets and 1% of total revenues, and the losses from Aeropost that are subject to this exclusion represent 14% of total net income attributable to PriceSmart as of and for the three month period ended November 30, 2018. For the purposes of quantifying the significance of the acquired business subject to this control exclusion, management has not excluded amounts covered by the Company’s internal control over financial reporting. For example, certain compensation expenses, professional fees and intangible amortization associated with Aeropost are accounted for by PriceSmart directly and subject to PriceSmart’s control structure. The Aeropost business will be in scope for management’s assessment as of August 31, 2019.

As required by SEC Rules 13a-15(e) or 15d-15(e), we carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018, the end of its most recent fiscal year. Specifically, management has determined that adequate controls did not exist over the classification of certain financial instruments as cash equivalents or short-term investments.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  To remediate the material weakness described above, we have designed and implemented compensating controls and are enhancing and revising the design of existing controls and procedures to ensure the proper classification of financial instruments as cash equivalents or as short-term or long-term investments. This material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect the remediation of this material weakness will be completed prior to the end of fiscal year 2019.

Despite the existence of this material weakness, the Company believes that the consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q and the consolidated financial statements included in fiscal year 2018 Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems and automating manual processes.  Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018.  There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
10.1(5)*	Separation Agreement and Waiver and Release of Claims dated November 20, 2018 between Jose Luis Laparte and the Company.
10.2(5)*	Employment Agreement dated November 20, 2018 between Sherry Bahrambeygui and the Company.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	January 9, 2019	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	January 9, 2019	By:	/s/ MAARTEN O. JAGER
Maarten O. Jager
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)