Form 10-Q
period 2019-02-28
PRICESMART INC
filed 2019-04-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

The registrant had 30,544,422 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2019.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of February 28, 2019 and the consolidated balance sheet as of August 31, 2018, the unaudited consolidated statements of income for the three and six months ended February 28, 2019 and 2018, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2019 and 2018, the unaudited consolidated statements of equity for the three and six months ended February 28, 2019 and 2018, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2019 and 2018 are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28,
	2019	August 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$90,261	$93,460
Short-term restricted cash	4,464	405
Short-term investments	23,501	32,304
Receivables, net of allowance for doubtful accounts of $120 as of February 28, 2019 and $97 as of August 31, 2018, respectively.	10,500	8,859
Merchandise inventories	334,899	321,025
Prepaid expenses and other current assets	35,898	31,800
Total current assets	499,523	487,853
Long-term restricted cash	3,352	3,049
Property and equipment, net	626,279	594,403
Goodwill	46,263	46,329
Other intangibles, net	13,788	14,980
Deferred tax assets	11,786	10,166
Other non-current assets (includes $3,611 and $4,364 as of February 28, 2019 and August 31, 2018, respectively, for the fair value of derivative instruments)	46,525	48,854
Investment in unconsolidated affiliates	10,714	10,758
Total Assets	$1,258,230	$1,216,392
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	274,311	255,739
Accrued salaries and benefits	20,219	22,836
Deferred income	24,725	23,018
Income taxes payable	3,793	4,636
Other accrued expenses	32,652	28,281
Dividends payable	10,672	—
Long-term debt, current portion	26,193	14,855
Total current liabilities	392,565	349,365
Deferred tax liability	2,078	1,894
Long-term portion of deferred rent	9,061	8,885
Long-term income taxes payable, net of current portion	5,081	4,622
Long-term debt, net of current portion	69,793	87,720
Other long-term liabilities (includes $610 and $502 for the fair value of derivative instruments and $5,151 and $4,715 for post-employment plans as of February 28, 2019 and August 31, 2018, respectively)	6,062	5,268
Total Liabilities	484,640	457,754

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,447,055 and 31,372,752 shares issued and 30,495,712 and 30,460,353 shares outstanding (net of treasury shares) as of February 28, 2019 and August 31, 2018, respectively	3	3
Additional paid-in capital	442,273	432,882
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(130,110)	(121,216)
Retained earnings	491,032	473,954
Less: treasury stock at cost, 951,343 shares as of February 28, 2019 and 912,399 shares as of August 31, 2018	(41,524)	(39,107)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	773,160	758,002
Noncontrolling interest in consolidated subsidiaries	430	636
Total stockholders' equity	773,590	758,638
Total Liabilities and Equity	$1,258,230	$1,216,392

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Revenues:
Net merchandise sales	$820,290	$816,573	$1,567,733	$1,561,974
Export sales	6,844	9,138	15,033	17,285
Membership income	12,845	12,703	25,585	25,078
Other revenue and income	14,446	1,149	25,711	2,298
Total revenues	854,425	839,563	1,634,062	1,606,635
Operating expenses:
Cost of goods sold:
Net merchandise sales	705,546	699,355	1,346,701	1,336,591
Export sales	6,486	8,685	14,264	16,434
Non-merchandise	4,826	—	9,073	—
Selling, general and administrative:
Warehouse club and other operations	75,708	71,951	149,930	141,453
General and administrative	24,968	20,258	52,303	39,088
Pre-opening expenses	97	81	112	511
Asset impairment	—	1,929	—	1,929
Loss/(gain) on disposal of assets	258	40	473	199
Total operating expenses	817,889	802,299	1,572,856	1,536,205
Operating income	36,536	37,264	61,206	70,430
Other income (expense):
Interest income	423	368	814	768
Interest expense	(1,001)	(992)	(2,034)	(2,247)
Other income (expense), net	(372)	210	(2,191)	488
Total other income (expense)	(950)	(414)	(3,411)	(991)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	35,586	36,850	57,795	69,439
Provision for income taxes	(11,703)	(22,707)	(19,243)	(32,822)
Income (loss) of unconsolidated affiliates	(20)	5	(44)	21
Net income	23,863	$14,148	$38,508	$36,638
Less: net (income) loss attributable to noncontrolling interest	(53)	—	(86)	—
Net income attributable to PriceSmart, Inc.	$23,810	$14,148	$38,422	$36,638
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.79	$0.47	$1.27	$1.21
Diluted	$0.79	$0.47	$1.27	$1.21
Shares used in per share computations:
Basic	30,206	30,100	30,189	30,089
Diluted	30,211	30,100	30,200	30,090
Dividends per share	$0.70	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Net income	$23,863	$14,148	$38,508	$36,638
Less: net (income) loss attributable to noncontrolling interest	(53)	—	(86)	—
Net income attributable to PriceSmart, Inc.	$23,810	$14,148	$38,422	$36,638

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	5,121	4,339	(8,276)	2,313
Defined benefit pension plan:
Net gain (loss) arising during period	4	—	13	—
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	18	29	37	59
Total defined benefit pension plan	22	29	50	59
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(791)	850	(668)	1,437
Total derivative instruments	(791)	850	(668)	1,437
Other comprehensive income (loss)	4,352	5,218	(8,894)	3,809
Comprehensive income	28,162	19,366	$29,528	$40,447
Less: comprehensive income/(loss) attributable to noncontrolling interest	22	—	21	—
Comprehensive income attributable to PriceSmart, Inc. to stockholders	$28,140	$19,366	$29,507	$40,447

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at November 30, 2017	31,279	$3	$424,856	$11,486	$(111,468)	$443,356	875	$(35,924)	$732,309	$—	$732,309
Purchase of treasury stock	—	—	—	—	—	—	21	(1,833)	(1,833)	—	(1,833)
Issuance of restricted stock	35	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	2,420	—	—	—	—	—	2,420	—	2,420
Dividend paid to stockholders	—	—	—	—	—	(10,645)	—	—	(10,645)	—	(10,645)
Dividend payable to stockholders	—	—	—	—	—	(10,652)	—	—	(10,652)	—	(10,652)
Net income	—	—	—	—	—	14,148	—	—	14,148	—	14,148
Other comprehensive income (loss)	—	—	—	—	5,218	—	—	—	5,218	—	5,218
Balance at February 28, 2018	31,311	$3	$427,545	$11,486	$(106,250)	$436,207	896	$(37,757)	$731,234	$—	$731,234

Balance at November 30, 2018	31,405	$3	$438,928	$11,486	$(134,462)	$488,566	912	$(39,107)	$765,414	$668	$766,082
Purchase of treasury stock	—	—	—	—	—	—	39	(2,417)	(2,417)	—	(2,417)
Issuance of restricted stock	44	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,345	—	—	—	—	—	3,345	—	3,345
Dividend paid to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	(313)	(10,985)
Dividend payable to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)		(10,672)
Net income	—	—	—	—	—	23,810	—	—	23,810	53	23,863
Other comprehensive income (loss)	—	—	—	—	4,352	—	—	—	4,352	22	4,374
Balance at February 28, 2019	31,447	$3	$442,273	$11,486	$(130,110)	$491,032	951	$(41,524)	$773,160	$430	$773,590

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income(Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2017	31,276	$3	$422,395	$11,486	$(110,059)	$420,866	875	$(35,924)	$708,767	$—	$708,767
Purchase of treasury stock	—	—	—	—	—	—	21	(1,833)	(1,833)	—	(1,833)
Issuance of restricted stock award	38	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	4,881	—	—	—	—	—	4,881	—	4,881
Dividend paid to stockholders	—	—	—	—	—	(10,645)	—	—	(10,645)	—	(10,645)
Dividend payable to stockholders	—	—	—	—	—	(10,652)	—	—	(10,652)	—	(10,652)
Net income	—	—	—	—	—	36,638	—	—	36,638	—	36,638
Other comprehensive income (loss)	—	—	—	—	3,809	—	—	—	3,809	—	3,809
Balance at February 28, 2018	31,311	$3	$427,545	$11,486	$(106,250)	$436,207	896	$(37,757)	$731,234	$—	$731,234

Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	—	—	—	—	—	39	(2,417)	(2,417)	—	(2,417)
Issuance of restricted stock award	76	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,391	—	—	—	—	—	9,391	—	9,391
Dividend paid to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	(313)	(10,985)
Dividend payable to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	—	(10,672)
Net income	—	—	—	—	—	38,422	—	—	38,422	86	38,508
Other comprehensive income (loss)	—	—	—	—	(8,894)	—	—	—	(8,894)	21	(8,873)
Balance at February 28, 2019	31,447	$3	$442,273	$11,486	$(130,110)	$491,032	951	$(41,524)	$773,160	$430	$773,590

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28,	February 28,
	2019	2018
Operating Activities:
Net income	$38,508	$36,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,829	24,812
Allowance for doubtful accounts	23	(7)
Asset impairment and closure costs	—	1,929
(Gain)/loss on sale of property and equipment	473	199
Deferred income taxes	(916)	6,668
Equity in (gains)/losses of unconsolidated affiliates	44	(21)
Stock-based compensation	9,391	4,881
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(417)	5,914
Merchandise inventories	(13,874)	(3,865)
Accounts payable	15,239	(18,069)
Net cash provided by (used in) operating activities	76,300	59,079
Investing Activities:
Additions to property and equipment	(62,655)	(46,233)
Short-term investments	(9,142)	(66,388)
Proceeds from settlements of short-term investments	17,876	7,643
Proceeds from disposal of property and equipment	104	54
Net cash provided by (used in) investing activities	(53,817)	(104,924)
Financing Activities:
Proceeds from long-term bank borrowings	—	13,500
Repayment of long-term bank borrowings	(6,345)	(23,150)
Proceeds from short-term bank borrowings	—	57,248
Repayment of short-term bank borrowings	—	(57,248)
Cash dividend payments	(10,985)	(10,645)
Purchase of treasury stock for tax withholding on stock compensation	(2,417)	(1,833)
Proceeds from exercise of stock options	—	269
Other financing activities	(86)	—
Net cash provided by (used in) financing activities	(19,833)	(21,859)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,487)	(1,142)
Net increase (decrease) in cash, cash equivalents	1,163	(68,846)
Cash, cash equivalents and restricted cash at beginning of period	96,914	165,712
Cash, cash equivalents and restricted cash at end of period	$98,077	$96,866

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,672	$10,652

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28,	February 28,
	2019	2018
Cash and cash equivalents	$90,261	$93,387
Short-term restricted cash	4,464	365
Long-term restricted cash	$3,352	$3,114
Total cash, cash equivalents, and restricted cash shown in the Consolidated statements of cash flows	$98,077	$96,866

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2019

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of  February 28, 2019, the Company had 41 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;  five in Panama; four each in Trinidad and Dominican Republic;  three each in Guatemala and Honduras,  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company is constructing two new warehouse clubs. In Panama, the site is in the city of Santiago and, upon completion, it will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo and, upon completion, it will be the fifth warehouse club in the Dominican Republic. These warehouse clubs are currently expected to open in the spring and summer of 2019, respectively. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. In September 2018 (fiscal year 2019), the Company acquired land in San Cristobal, Guatemala, upon which the Company is constructing a standard format warehouse club. San Cristobal is expected to open in the fall of 2019 (fiscal year 2020). In November 2018 (fiscal year 2019), PriceSmart leased land within the Metropark development on the south eastern side of Panama City, Panama, upon which the Company is constructing a standard format warehouse club. The Metropark club will be the Company’s seventh warehouse club in Panama and is expected to open in the fall of 2019 (fiscal year 2020). Once these new warehouse clubs are open, the Company will operate 45 warehouse clubs. The Company continues to explore and negotiate for other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

PriceSmart is developing an expansion of its omni-channel capabilities, including through its e-commerce platform, by investing in and integrating the technology, talent and cross-border logistics infrastructure obtained as part of the acquisition of a company in March 2018, which also has a marketplace and casillero business. PriceSmart expects these investments and this integration to enhance the membership shopping experience, drive efficiencies and fuel sales growth. The marketplace and casillero business operates, directly or via agency relationships, through the Aeropost brand in 38 countries in Latin America and the Caribbean, many of which overlap with markets where PriceSmart operates its warehouse clubs.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIE’s. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements.  The Company's ownership interest in these store-front joint ventures, for which the Company has consolidated their financial statements as of February 28, 2019 are listed below:

Marketplace and Casillero Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
El Salvador	EL Salvador	60.0%	Consolidated
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

For the Company's ownership interest in real estate development joint ventures, since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.  The Company's ownership interest in real estate development joint ventures for which the Company has recorded under the equity method as of February 28, 2019 are listed below:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28,	August 31,
	2019	2018
Short-term restricted cash:
Restricted cash for land purchase option agreements	$4,460	$400
Other short-term restricted cash	4	5
Total short-term restricted cash	$4,464	$405

Long-term restricted cash:
Other long-term restricted cash (1)	$3,352	$3,049
Total long-term restricted cash	$3,352	$3,049
Total restricted cash	$7,816	$3,454

(1)	Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Goodwill and Other Intangibles – Goodwill and other intangibles totaled $60.1 million as of February 28, 2019 and $61.3 million as of August 31, 2018.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests Goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets.  However, the Company, together with its tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $3.8 million and $3.1 million as of February 28, 2019 and August 31, 2018, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes.  As of February 28, 2019, the Company had deferred tax assets of approximately $2.2 million in this country. Also, the Company had an income tax receivable balance of $7.0 million as of February 28, 2019 related to excess payments from fiscal years 2015 to 2019. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019.  Nevertheless, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on these matters.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28,	August 31,
	2019	2018
Prepaid expenses and other current assets	$5,187	$5,921
Other non-current assets	20,765	19,224
Total amount of VAT receivables reported	$25,952	$25,145

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28,	August 31,
	2019	2018
Prepaid expenses and other current assets	$9,616	$6,344
Other non-current assets	15,325	18,165
Total amount of Income tax receivables reported	$24,941	$24,509

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

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”).  Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant.  The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant.  The Company also recognizes compensation cost for PSUs over the performance period. The Company assesses

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the probability of vesting for awards with performance conditions and adjusts compensation cost based on the probability that performance metrics will be achieved. If the Company determines that an award is unlikely to vest, any previously recorded expense is then reversed.

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

In October 2018, the Company’s then Chief Executive Officer (“former C.E.O.”), resigned by mutual agreement with the Board of Directors. In connection with his departure, the Company recognized a one-time separation charge of approximately $3.8 million ($3.6 million net of tax) in the first quarter of fiscal year 2019. This amount was comprised of approximately $2.9 million of non-cash charges related to the acceleration of certain equity awards and approximately $892,000 for other separation costs. Given that the former C.E.O. had substantially rendered the required services per his separation agreement, the Company recorded these charges in the first quarter of fiscal 2019.  This charge was recorded in the General and administrative caption within the Consolidated Statements of Income and is recorded in the Company’s United States segment. The Company will substantially fulfill all payment obligations by the end of the second quarter of fiscal year 2020.

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2019 and August 31, 2018.

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

Self-Insurance – As of October 1, 2017, PriceSmart, Inc. became self-insured for its U.S. employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates, and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $681,000 as of February 28, 2019 and $801,000 as of August 31, 2018.

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

For the marketplace and casillero operations, the Company includes the costs of external and internal shipping, handling and other direct costs incurred to provide delivery, insurance and customs processing services in cost of goods sold, non-merchandise.

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

Contingencies and Litigation – The Company records and reserves for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.  If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a material loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the three and six months ended February 28, 2019 and 2018:

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Effect on other comprehensive (loss) income due to foreign currency translation	$5,121	$4,339	$(8,276)	$2,313

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended February 28, 2019, we had a net expense associated with foreign currency transactions of approximately $368,000 and $2.1 million respectively.

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

In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provided clarification for lessors on how to apply the new leases standard when accounting for sales taxes, certain lessor costs, and certain requirements related to variable payments in contracts.

In March 2019, the FASB issued ASU No. 2019-01 “Leases (Topic 842): Codification Improvements,” which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard.

While the Company continues to evaluate the provisions of ASC 842, we currently expect the adoption of this guidance to have a material impact on the Company's consolidated balance sheets due to the creation of lease liabilities with corresponding right-of-use assets, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet upon adoption. However, the Company does not expect a material change to its net income attributable to the company on its consolidated statement of income or on the net increase (decrease) in cash, cash equivalents as reported on its consolidated statement of cash flows.

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

NOTE 3 – REVENUE RECOGNITION

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on September 1, 2018, using the modified retrospective approach. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting the ASU was not material to the Condensed Consolidated Financial Statements.

The Company uses the five-step model to recognize revenue:

•	Identify the contract with the customer;
•	Identity the performance obligation(s);
•	Determine the transaction price;
•	Allocate the transaction price to each performance obligation if multiple obligations exist; and
•	Recognize the revenue as the performance obligations are satisfied.

Performance Obligations

Merchandise Sales.  The Company recognizes merchandise sales revenue, net of sales taxes, on transactions where the Company has determined that it is the principal in the sale of merchandise. These transactions costs may include shipping commitments and/or shipping revenue if the transaction involves delivery to the customer.

Non-merchandise Sales. The Company recognizes non-merchandise revenue, net of sales taxes, on transactions where the Company has determined that it is the agent in the transaction.  These transactions primarily consist of contracts the Company enters into with its customers to provide delivery, insurance and customs processing services for products its customers purchase online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s marketplace site. Revenue is recognized when the Company’s performance obligations have been completed (that is when delivery of the items have been made to the destination point) and is recorded in “non-merchandise revenue” on the Consolidated Statements of Income.  Prepayment of orders for which the Company has not fulfilled its performance obligation are recorded as unearned revenue. Additionally, the Company records revenue at the net amounts retained, i.e., the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company is acting as an agent and is not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

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

Platinum Points Reward Programs. The Company began offering Platinum memberships in Costa Rica during fiscal year 2013 and expanded this offering into Panama, Dominican Republic, Trinidad, the United States Virgin Islands and Honduras during fiscal years 2018 and 2019.  The Company plans to offer this program to additional markets during fiscal year 2019. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500.  The rebate is issued annually to Platinum members on March 1 and expires August 31. Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses, platinum rewards. The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income” on the consolidated statements of income. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale.

Co-branded Credit Card Points Reward Programs.  Most of the Company’s subsidiaries have points reward programs related to Co-branded Credit Cards. These points reward programs provide incremental points that can be used at a future time to acquire merchandise within the Company’s warehouse club.  This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services.  As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Net merchasdise sales on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.

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

Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest generating portfolio,” “IGP”).   The Company recognizes its portion of interest received as revenue.  As a result of the adoption of ASC 606, the Company has determined that this revenue should be recognized as “Other revenue and income” on the consolidated statements of income. In prior periods, this income was recognized as a reduction of credit card transaction fees in “Warehouse club and other operations” financial statement line item under Selling, general, and administrative expenses. Since the Company determined to adopt this guidance under the modified retrospective approach, this reclassification slightly reduces the comparability year over year of “Other revenue and income” and “Warehouse club and other operations.” Please see “Item 2: Management and Discussion Analysis – Other Revenue” for the Company’s explanation of the changes.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incremental costs to obtain contracts are not material to the Company.

Policy Elections

In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:

•	Taxes - The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.
•

Shipping and Handling Charges - Charges that are incurred after the customer obtains control of goods are deemed to be fulfillment costs. Therefore, the act of shipping after the customer obtains control of goods is not a separate performance obligation. Fulfillment costs are classified as “Costs of goods sold” in the consolidated statements of income because they are incurred to fulfill a revenue obligation.

•

Time Value of Money - The Company's payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.

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

	Contract Liabilities
	February 28, 2019	August 31, 2018
Deferred membership income	$24,660	$22,996
Other contract performance liabilities	$4,851	$2,773

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Foods & Sundries	$412,857	$409,311	$789,185	$786,382
Fresh Foods	220,499	218,332	421,205	413,088
Hardlines	98,947	102,901	191,101	199,902
Softlines	47,975	46,245	88,364	85,182
Other Business	40,012	39,784	77,878	77,420
Net Merchandise Sales	$820,290	$816,573	$1,567,733	$1,561,974

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Net income attributable to PriceSmart, Inc.	$23,810	$14,148	$38,422	$36,638
Less: Allocation of income to unvested stockholders	(27)	—	(219)	(398)
Net income attributable to PriceSmart, Inc. per share available for distribution:	$23,783	$14,148	$38,203	$36,240
Basic weighted average shares outstanding	30,206	30,100	30,189	30,089
Add dilutive effect of performance stock units (two-class method)	5	—	11	1
Diluted average shares outstanding	30,211	30,100	30,200	30,090
Basic net income per share	$0.79	$0.47	$1.27	$1.21
Diluted net income per share	$0.79	$0.47	$1.27	$1.21

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2019 and 2018 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/30/2019	$0.70	2/15/2019	2/28/2019	N/A	$0.35	8/15/2019	N/A	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	8/31/2018	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(8,276)	21	(8,255)
Defined benefit pension plans	50	—	50
Derivative instruments (1)	(668)	—	(668)
Ending balance, February 28, 2019	$(130,110)	$20	$(130,090)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	2,313	—	2,313
Defined benefit pension plans	59	—	59
Derivative Instruments (1)	1,437	—	1,437
Ending balance, February 28, 2018	$(106,250)	$—	$(106,250)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	(12,890)	(1)	(12,891)
Defined benefit pension plans	(87)	—	(87)
Derivative Instruments (1)	1,779	—	1,779
Amounts reclassified from accumulated other comprehensive income (loss) (2)	41	—	41
Ending balance, August 31, 2018	$(121,216)	$(1)	$(121,217)

(1)	See Note 8 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28,	August 31,
	2019	2018
Retained earnings not available for distribution	$6,955	$6,798

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company has historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from its foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, the Company expects foreign tax credits generated to exceed U.S. income tax liabilities for the foreseeable future. Therefore, as of February 28, 2019, the Company has recorded a valuation allowance of $1.0 million against its foreign tax credits.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no significant changes in the Company's uncertain income tax positions since August 31, 2018.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2019 and August 31, 2018, the Company has recorded within other accrued expenses a total of $3.1 million and 3.0 million, respectively, for various non-income tax related tax contingencies.

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

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. One of the Company’s subsidiaries received assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company. In addition, this subsidiary received assessments totaling $5.5 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. However, the Company had to submit $2.5 million as advance payments to the government while it appeals.

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of February 28, 2019 and August 31, 2018, the Company had deferred tax assets of approximately $2.2 million and $2.1 million in this country, respectively.  Also, the Company had an income tax receivable balance of $7.0 million and $7.1 million as of February 28, 2019 and August 31, 2018, respectively, related to excess payments from fiscal years 2015 to 2019.  In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a going-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019. Nevertheless, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended February 28,	Locations(1)
2020	$13,383
2021	12,176
2022	11,178
2023	11,595
2024	11,611
Thereafter	129,875
Total	$189,818	(2)

(1)

Operating lease obligations have been reduced by approximately $2.8 million to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $2.0 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a  reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term.  This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of February 28, 2019 and August 31, 2018.

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  As of February 28, 2019, all of the vacated space has been subleased (and/or returned to the landlord).  As part of the subleases the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018.  As of February 28, 2019, the remaining balance of the LOC was $375,000.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of February 28, 2019 and August 31, 2018, the Company had approximately $18.8 million and $10.6 million, respectively, in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits as of February 28, 2019 and August 31, 2018 approximately $4.4 million and $400,000, respectively. The Company’s land purchase option agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of our agreements to purchase land without cause by forfeiture of some or all of the deposits we have made pursuant to the agreement. The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $52.1 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 28, 2019 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$201	$7,219	$99	$7,318
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	66	3,495	785	4,280
Total		$6,809	$3,638	$267	$10,714	$884	$11,598

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2019	$69,000	$—	$406	$68,594	—%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of February 28, 2019 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of February 28, 2019 and August 31, 2018, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the six-months ended February 28, 2019:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(1,563)	(4,782)	(6,345)
Reclassifications of long-term debt	13,138	(13,138)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(237)	(7)	(244)
Balances as of February 28, 2019	$26,193	$69,793	$95,986	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $118.6 million. No cash assets were assigned as collateral for these loans.

As of February 28, 2019, the Company had approximately $88.5 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2019, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2018, the Company had approximately $93.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2020	$26,193
2021	7,944
2022	11,679
2023	4,839
2024	15,900
Thereafter	29,431
Total	$95,986

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

Cash Flow Hedges

As of February 28, 2019, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2019:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended February 28, 2019 and 2018, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2019	$1,210	$102	$1,312
Interest expense for the three months ended February 28, 2018	$873	$176	$1,049
Interest expense for the six months ended February 28, 2019	$2,403	$269	$2,672
Interest expense for the six months ended February 28, 2018	$1,723	$497	$2,220

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	February 28,	August 31,
Floating Rate Payer (Swap Counterparty)	2019	2018
Union Bank	$35,700	$35,700
Citibank N.A.	26,025	27,825
Scotiabank	22,799	25,149
Total	$84,524	$88,674

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 28, 2019			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,344	$(737)	$1,607	$2,405	$(819)	$1,586
Interest rate swaps	Other non-current assets	1,266	(282)	984	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	(155)	43	(112)	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(455)	137	(318)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$3,000	$(839)	$2,161	$3,862	$(1,103)	$2,759

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended February 28, 2019
Revenue from external customers	$16,821	$484,994	$249,360	$103,250	$—	$854,425
Intersegment revenues	289,699	3,783	1,249	397	(295,128)	—
Depreciation, Property and equipment	1,950	6,003	3,439	2,121	—	13,513
Amortization, Intangibles	593	—	—	—	—	593
Operating income (loss)	4,477	35,574	15,024	3,617	(22,156)	36,536
Net income (loss) attributable to PriceSmart, Inc. (3)	1,596	28,099	13,037	3,289	(22,211)	23,810
Capital expenditures, net	1,930	20,602	5,766	1,351	—	29,649

Six Months Ended February 28, 2019
Revenue from external customers	$34,160	$924,800	$474,369	$200,733	$—	$1,634,062
Intersegment revenues	640,418	4,220	2,342	675	(647,655)	—
Depreciation, Property and equipment	3,910	11,873	6,630	4,224	—	26,637
Amortization, Intangibles	1,192	—	—	—	—	1,192
Operating income	3,427	64,366	27,051	7,033	(40,671)	61,206
Net income (loss) attributable to PriceSmart, Inc. (3)	(2,229)	52,284	23,022	6,104	(40,759)	38,422
Long-lived assets (other than deferred tax assets)	89,594	331,289	151,729	114,258	—	686,870
Intangibles, net	13,788	—	—	—	—	13,788
Goodwill	11,315	24,670	10,278	—	—	46,263
Total assets	149,192	592,121	329,049	187,868		1,258,230
Capital expenditures, net	3,616	43,373	16,261	2,738	—	65,988

Three Months Ended February 28, 2018
Revenue from external customers	$9,138	$493,905	$234,169	$102,351	$—	$839,563
Intersegment revenues	274,061	—	971	119	(275,151)	—
Depreciation and amortization	1,691	5,886	2,732	2,266	—	12,575
Operating income/(loss)	1,146	36,673	13,601	3,161	(17,317)	37,264
Net income/(loss)	(13,825)	30,124	12,456	2,710	(17,317)	14,148
Capital expenditures, net	584	11,191	9,332	1,024	—	22,131

Six Months Ended February 28, 2018
Revenue from external customers	$17,285	$946,071	$448,811	$194,468	$—	$1,606,635
Intersegment revenues	614,189	—	2,178	317	(616,684)	—
Depreciation and amortization	3,435	11,409	5,409	4,559	—	24,812
Operating income	4,237	69,206	25,225	5,209	(33,447)	70,430
Net income	(14,390)	57,512	22,926	4,037	(33,447)	36,638
Capital expenditures, net	1,588	22,561	19,629	1,856	—	45,634
Long-lived assets (other than deferred tax assets)	68,597	308,085	136,589	126,914	—	640,185
Goodwill	—	30,926	4,547	—	—	35,473
Total assets	129,623	552,343	320,848	188,910	—	1,191,724

As of August 31, 2018
Long-lived assets (other than deferred tax assets)	67,650	320,612	150,516	118,284	—	657,062
Intangibles, net	14,980	—	—	—	—	14,980
Goodwill	11,230	30,646	4,453	—	—	46,329
Total assets	186,174	536,756	310,411	183,051	—	1,216,392

(1)	Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(3)

In March 2018, the Company acquired technology, talent and cross-border logistics infrastructure that operated a marketplace and casillero business. Investments in the technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from the marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $4.2 million for the quarter and $8.1 million for the six months ended February 28, 2019. Management considers this business to be part of its United States operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – ACQUISITION

On March 15, 2018, the Company acquired technology, talent and cross-border logistics infrastructure through a marketplace and casillero business operated by Aeropost, Inc. This acquisition has been accounted for in conformity with ASC  Topic 805, Business Combinations.  PriceSmart is actively integrating and investing in the technology, talent and infrastructure from this business to expand its omni-channel capabilities. The Company paid $29.0 million in cash for this acquisition. Under the merger agreement, $5.0 million of the total consideration has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost, Inc. executives remaining employed with the Company for 15 months from the date of closing. The amount placed in escrow also can be used to satisfy any indemnification claims and post-closing adjustments in favor of the Company. This contingent consideration is accounted for as post-combination compensation expense, reduces the total consideration and will be recorded over this 15 month period. The post-acquisition compensation expense is recorded as prepaid expenses and other current assets on the consolidated balance sheet, and has been treated as use of cash from operating activities on the consolidated statement of cash flows.

Below is the table that summarizes the total purchase price consideration (in thousands):

Estimated consideration on the acquisition date	$30,046
Estimated assumed net liabilities at acquisition date	(1,093)
Total cash consideration	28,953
Post-combination compensation expense, net of claims	(3,754)
Business acquisition, net assets acquired	$25,199
Cash acquired	1,208
Business acquisition, net of cash acquired	$23,991

Below summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$4,196
Other non-current assets	746
Property, plant and equipment	2,059
Intangible assets	16,100
Goodwill	11,411
Deferred tax assets, long-term	4,078
Total assets acquired	$38,590
Current liabilities	(5,862)
Non-current liabilities	(6,967)
Noncontrolling interest	(562)
Net assets acquired	$25,199

Goodwill represents the excess of the total purchase price over the fair value of the underlying assets. The goodwill is not expected to be deductible for tax purposes. The Company recorded an immaterial adjustment to the provisional amounts of goodwill and deferred tax assets, long-term related to facts and circumstances that existed as of the acquisition date.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information shows the combined results of operations of the Company, including Aeropost, Inc., as if the acquisition had occurred as of the beginning of the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	February 28,	February 28,
	2018	2018
Pro forma total revenues	$850,629	$1,627,004
Pro forma net income attributable to PriceSmart, Inc. (1)	$10,900	$30,018
Pro forma net income attributable to noncontrolling interest	$231	$292

(1)

Includes the pro forma recognition of $720,000 and $1.5 million post-combination compensation expense, which represents three and six months of continued service amortization required to satisfy the $3.8 million remaining purchase price contingency.

The following is summary financial information for Aeropost, Inc., including costs to expand omni-channel capabilities for fiscal year 2019 (in thousands):

	Three Months Ended			Six Months Ended
	February 28,	February 28,		February 28,	February 28,
	2019	2018		2019	2018
Total revenue	$9,977	$	N/A	$19,127	$	N/A
Net loss (net of tax benefits)	$(4,201)	$	N/A	$(8,096)	$	N/A

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2019 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart," the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the following risks:

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

•	Recoverability of moneys owed to PriceSmart from governments in countries where we do business;
•	The possibility of operational interruptions, including those related to union work stoppages;
•

Political instability, such as recent unrest in Honduras, the ongoing anti-government protests in Nicaragua that have disrupted our operations there, and a general strike in Costa Rica led by public-sector unions that disrupted normal commerce in September 2018;

•

In March 2019, the President of the United States directed the U.S. State Department to cut off $450 million of planned aid to Guatemala, Honduras and El Salvador. Eliminating this aid could adversely impact the economies of these countries and lead to further political instability, with the resulting impact on our business;

•	Changes in consumer shopping preferences;
•	Significant competition, including from international online retailers or the market entrance of other club operators;
•	Limitations on the availability of appropriate sites for new warehouse clubs, which could adversely affect growth;
•

Failure to establish an e-commerce presence to allow our members to choose a physical or online shopping channel that is convenient for them and efficient for us may materially adversely affect our market position, net sales and financial performance, and costs associated with our increasing investments in technological resources intended to fuel sales growth and drive efficiencies may adversely affect our short-term results of operations;

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
•

A few of our stockholders own approximately 24.5% of our voting stock as of February 28, 2019, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

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

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2019 and 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 13 countries/territories that are located in Latin America and the Caribbean.  Our ownership in all operating subsidiaries as of February 28, 2019 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs for each country or territory are as follows:

	Number of	Number of	Anticipated Additional		Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse		Warehouse
	in Operation as of	in Operation as of	Club Openings		Club Openings
Country/Territory	February 28, 2018	February 28, 2019	In Fiscal Year 2019		In Fiscal Year 2020
Colombia	7	7	—		—
Costa Rica	7	7	—		—
Panama	5	5	1	(1)	1
Trinidad	4	4	—		—
Dominican Republic	3	4	1	(1)	—
Guatemala	3	3	—		1
Honduras	3	3	—		—
El Salvador	2	2	—		—
Nicaragua	2	2	—		—
Aruba	1	1	—		—
Barbados	1	1	—		—
U.S. Virgin Islands	1	1	—		—
Jamaica	1	1	—		—
Totals	40	41	2		2

(1)     Small format warehouse club.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

In May 2018, the Company acquired land in Panama and the Dominican Republic upon which the Company is constructing new warehouse clubs. In Panama, the site is in the city of Santiago, which is a smaller city three hours west of Panama City by car and, upon completion, will be the sixth warehouse club in Panama. In the Dominican Republic, the site is in the city of Santo Domingo, a major metropolitan area, and upon completion, will be the fifth warehouse club in the Dominican Republic.  These warehouse clubs are currently expected to open in the spring and summer of 2019, respectively. Both of these warehouse clubs will be designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. These warehouse clubs represent our first developments of these smaller format stores intended to reach into additional geographic areas and provide more convenience for our members. In September 2018 (fiscal year 2019), we acquired land in San Cristobal, Guatemala, upon which the Company is constructing a standard format warehouse club. San Cristobal is expected to open in the fall of 2019.  In November 2018 (fiscal year 2019), PriceSmart leased land within the Metropark development on the south eastern side of Panama City, Panama, upon which the Company is constructing a standard format warehouse club. The Metropark club will be the Company’s seventh warehouse club in Panama and is expected to open in the fall of 2019. We continue to explore and negotiate for other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. Once these four new clubs are open, we will operate 45 warehouse clubs.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first six months of fiscal year 2019 and fiscal year 2018, approximately 78% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 52% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of the local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results, and we may elect to increase the local currency price of imported merchandise to maintain our target margins, which would impact demand for a significant portion of the Company’s merchandise offering.  Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales”.

From time to time, one or more markets in which we operate may experience economic slowdowns, which can negatively impact our business. For example, Trinidad, which depends on oil and gas exports as a major source of income, has been experiencing overall difficult economic conditions for the past three years. These adverse economic conditions, combined with government policies intended to manage foreign currency reserves, have adversely affected consumer spending. Other countries where recent general market conditions have provided a difficult operating environment during fiscal year 2019 include Costa Rica, Panama, Dominican Republic, Guatemala, Nicaragua and Barbados.  Our business in USVI, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September 2017 and October 2017, has rebounded due to the re-construction efforts and the difficulty other retailers are having in becoming fully operational. Significant reductions in US Financial Aid to countries where we operate may also impact our markets.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, beginning in April 2018, protests against social reforms and violent clashes with national security forces significantly impeded normal economic activity in Nicaragua, the effect of which has continued during the first six months of fiscal year 2019. Also, labor strikes in Costa Rica disrupted normal commerce in September 2018. Additionally, the need for increased tax revenue in certain countries can cause changes in tax policies affecting consumers’ personal tax rates and/or added consumption taxes, such as VAT (value-added taxes), effectively raising the prices of various products.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2018 and during the first six months of fiscal year 2019, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradeable currencies (including Euros, British Pounds, and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. As of February 28, 2019, our Trinidad subsidiary had a net U.S. dollar denominated asset position of approximately $20.7 million, an increase of $7.7 million from August 31, 2018 when our Trinidad subsidiary had net U.S. dollar denominated asset position of approximately $13.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to improve the quality of life for our business and family Members by making available a wide range of high quality merchandise sourced from around the world at exceptional values. The annual membership fee enables us to operate our business, as well as offer services, with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to respond to how our Members expect to shop, create additional efficiencies in the distribution process and increase our significance in our Members’ lives. We are working to create a shopping experience that blends the attributes and appeal of our brick and mortar business with the conveniences associated with technology-supported transactions and online shopping.

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

In 2017 we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, due to the rapidly evolving retail and technological landscape, as well as our recent acquisition of technology and talent through Aeropost, we have delayed this project. We are currently evaluating more holistically our overall IT landscape and strategy, we will reconsider the need, timing, scope and will adjust our ERP replacement project accordingly.

We are developing an expansion of our omni-channel capability, including through our e-commerce platform, by investing in and integrating the technology, talent and cross-border logistics infrastructure obtained as part of the acquisition, in March 2018, of a company which also operates a marketplace and casillero business. We expect these investments and this integration to enhance the membership shopping experience, drive efficiencies and fuel sales growth.  The first significant step in this process is the expected launch in the Dominican Republic of an e-commerce platform in conjunction with the opening of our new club there, which is expected to open in the summer of 2019.

Financial highlights for the three months ended February 28, 2019 included:

•	Total revenues increased 1.8% over the comparable prior year period. Revenues from our marketplace and casillero operations of $9.9 million contributed 120 basis points (1.2%) of this increase.
•

Net merchandise sales increased 0.5% over the comparable prior-year period.  We ended the quarter with 41 warehouse clubs compared to 40 warehouse clubs at the end of the second quarter of fiscal year 2018.

•

Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended March 3, 2019 decreased 0.9%, impacted primarily by the devaluation of the Costa Rica Colon, an increasingly competitive retail environment in Panama, and ongoing instability in Nicaragua.

•	Membership income for the second quarter of fiscal year 2019 increased 1.1% to $12.8 million over the comparable prior-year period.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) decreased 2.1% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.0%, a decrease of 40 basis points (0.4%) from the same period last year.

•

Investments in technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from our marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $4.2 million.

•	Operating income for the second quarter of fiscal year 2019 was $36.5 million, compared to $37.3 million in the second quarter of fiscal year 2018.
•	We recorded a $368,000 net currency loss from currency transactions in the current quarter compared to a $210,000 net gain in the same period last year.
•

The tax provision of $11.7 million resulted in an effective tax rate for the second quarter of fiscal year 2019 of 32.9%. The effective tax rate for the second quarter of fiscal year 2018 was 61.6%. In the second quarter of fiscal year 2018, we recorded a one-time transitional repatriation tax on unremitted foreign earnings totaling $13.4 million as part of the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”).

•

Net income attributable to PriceSmart, Inc. for the second quarter of fiscal year 2019 was $23.8 million, or $0.79 per diluted share, compared to $14.1 million, or $0.47 per diluted share, in the comparable prior-year period.

Financial highlights for the six months ended February 28, 2019 included:

•	Total revenues increased 1.7% over the comparable prior year period. Revenues from our marketplace and casillero operations of $19.0 million contributed 120 basis points (1.2%) of this increase.
•

Net merchandise sales increased 0.4% over the comparable prior-year period.  We ended the quarter with 41 warehouse clubs compared to 40 warehouse clubs at the end of the second quarter of fiscal year 2018.

•

Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 ½ calendar months) for the 26 weeks ended March 3, 2019 decreased 1.4%, impacted primarily by the Costa Rica Colon devaluation, an increasingly competitive retail environment in Panama, and ongoing instability in Nicaragua.

•	Membership income for the first six months of fiscal year 2019 increased 2.0% to $25.6 million over the comparable prior-year period.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) decreased 1.9% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.1%, a decrease of 30 basis points (0.3%) from the same period last year.

•

Investments in technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from our marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $8.1 million.

•	Operating income for the first six months of fiscal year 2019 was $61.2 million, compared to $70.4 million in the first six months of fiscal year 2018.
•	We recorded a $2.1 million net currency loss from currency transactions in the current six-month period compared to a $488,000 net gain in the same period last year.
•

The effective tax rate for the first six months of fiscal year 2019 was 33.3%, as compared to the effective tax rate for the first six months of fiscal year 2018 of 47.3%, primarily related to a one-time transitional repatriation tax on unremitted foreign earnings totaling $13.4 million recorded in the prior year period as part of U.S. Tax Reform.

•

Net income attributable to PriceSmart, Inc. for the first six months of fiscal year 2019 was $38.4 million, or $1.27 per diluted share, compared to $36.6 million, or $1.21 per diluted share, in the comparable prior-year period.

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2019 AND 2018

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2019 with the three-month and six-month periods ended on February 28, 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six-months ended February 28, 2019 and 2018.

	Three Months Ended
	February 28, 2019				February 28, 2018
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$473,161	57.7%	$(12,118)	(2.5)%	$485,279	59.4%
Caribbean	245,728	30.0%	14,897	6.5%	230,831	28.3%
Colombia	101,401	12.3%	938	0.9%	100,463	12.3%
Net merchandise sales	$820,290	100.0%	$3,717	0.5%	$816,573	100.0%

	Six Months Ended
	February 28, 2019				February 28, 2018
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$903,545	57.6%	$(25,401)	(2.7)%	$928,946	59.5%
Caribbean	467,223	29.8%	24,953	5.6%	442,270	28.3%
Colombia	196,965	12.6%	6,207	3.3%	190,758	12.2%
Net merchandise sales	$1,567,733	100.0%	$5,759	0.4%	$1,561,974	100.0%

Comparison of Three and Six Months Ended February 28, 2019 and 2018

Overall, total net merchandise sales grew 0.5% for the second quarter and 0.4% for the six-month period ended February 28, 2019. The second quarter increase resulted from a 3.4% increase in transactions and a 2.8% decrease in average ticket. For the six-month period, the increase resulted from a 3.0% increase in transactions and a 2.6% decrease in average ticket.

Net merchandise sales in our Central America segment decreased 2.5% and 2.7% for the second quarter and the six-months ended February 28, 2019, respectively, when compared to the same period last year. These declines had a 150 basis point (1.5%) and 170 basis point (1.7%) negative impact on total net merchandise sales growth, respectively.  Economic weakness, currency devaluation, and political instability led to decreased sales within our Panama, Guatemala, Costa Rica, Dominican Republic, and Nicaragua markets, offset by year-on-year increased merchandise sales within our Honduras and El Salvador markets.

Net merchandise sales in our Caribbean segment grew 6.5% and 5.6% for the second quarter and the six-months ended February 28, 2019, when compared to the same period last year. These increases had a 190 basis point (1.9%) and 160 basis point (1.6%) positive impact on total net merchandise sales growth, respectively.  With the exception of our Barbados market, all markets within this segment showed increased net merchandise sales year-on-year.

Net merchandise sales in our Colombia segment grew 0.9% and 3.3% for the second quarter and the six-months ended February 28, 2019, when compared to the same period last year. These increases had a 10 basis point (0.1%) and 40 basis point (0.4%) positive impact on total net merchandise sales growth, respectively. The growth is primarily due to an improving economy and the continued growth in the market’s acceptance of the warehouse club concept.

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period's currency exchange rates, and the comparable prior year period's currency exchange rates. The disclosure of constant currency amounts or results permits investors to better understand our underlying performance without the effects of currency exchange rate fluctuations. The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six month periods ended February 28, 2019.

	Currency exchange rate fluctuations for the
	Three Months Ended
	February 28, 2019
	Amount	% change
Central America	$(17,144)	(3.6)%
Caribbean	(3,682)	(1.5)%
Colombia	(9,058)	(8.9)%
Net merchandise sales	$(29,884)	(3.6)%

	Currency exchange rate fluctuations for the
	Six Months Ended
	February 28, 2019
	Amount	% change to prior year
Central America	$(28,950)	(3.2)%
Caribbean	(6,696)	(1.4)%
Colombia	(13,529)	(6.9)%
Net merchandise sales	$(49,175)	(3.1)%

Overall, the effects of currency devaluations within our markets had an approximately $29.9 million and $49.2 million, or 360 basis point (3.6%) and 310 basis points (3.1%), negative constant currency impact on net merchandise sales for the quarter and six-months ended February 28, 2019.

Currency devaluations had a $17.1 million and $29.0 million, or 360 basis point (3.6%) and 320 basis point (3.2%), negative constant currency impact on net merchandise sales in our Central America segment for the quarter and six months ended February 28, 2019. The currency devaluations contributed approximately 210 basis points (2.1%) and 180 basis points (1.8%) of the total negative impact on total net merchandise sales, respectively. Costa Rica, Guatemala, Honduras and our Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations had a $3.7 million and $6.7 million, or 150 basis point (1.5%) and 140 basis point (1.4%), negative constant currency impact on reported net merchandise sales in our Caribbean segment for the quarter and the six months ended February 28, 2019. The currency devaluations contributed approximately 40 basis points (0.4%) of the total negative impact on total net merchandise sales for both the quarter and the six months period, respectively. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations had a $9.1 million and $13.5 million, or 890 basis point (8.9%) and 690 basis points (6.9%), negative constant currency impact on net merchandise sales in our Colombia segment for the quarter and six-months ended February 28, 2019. The currency devaluations contributed approximately 110 basis points (1.1%) and 90 basis points (0.9%) of the total negative impact on total net merchandise sales, respectively.

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

	Thirteen Weeks Ended
	March 3, 2019	March 4, 2018
	% Increase/(decrease) in comparable net warehouse sales	% Increase/(decrease) in comparable net warehouse sales
Central America	(2.5)%	1.1%
Caribbean	1.7%	7.2%
Colombia	1.1%	12.0%
Consolidated segments	(0.9)%	4.1%

	Twenty-Six Weeks Ended
	March 3, 2019	March 4, 2018
	% Increase/(decrease) in comparable net warehouse sales	% Increase/(decrease) in comparable net warehouse sales
Central America	(3.5)%	0.6%
Caribbean	0.8%	5.4%
Colombia	3.1%	11.7%
Consolidated segments	(1.4)%	3.2%

Comparison of Three and Six Months Ended February 28, 2019 and 2018

Comparable merchandise club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended March 3, 2019 decreased 0.9% when compared to the prior year.  Comparable merchandise club sales that were open for at least 13 ½ months for some or all of the 26-week period ended on March 3, 2019 decreased 1.4%.

Comparable merchandise sales in our Central America segment decreased 2.5% and 3.5% for the second quarter and the six-months ended February 28, 2019. These decreases contributed approximately 150 basis points (1.5%) and 200 basis points (2.0%) of the decrease in total comparable merchandise sales, respectively.

 For the quarter, the negative economic conditions, foreign currency devaluation, and socio-political conditions within our Costa Rica, Panama, Guatemala, and Nicaragua markets contributed approximately 170 basis points (1.7%) of the decrease, which was offset by a  20 basis point (0.2%) increase in Honduras and El Salvador. For the six-month period, this segment’s comparable merchandise sales were impacted by the opening of our seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable merchandise sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales. New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently. We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the total comparable merchandise sales by 50 basis points (0.5%) for the six-month period ending February 28, 2019. The balance of the decline in comparable merchandise sales for the Central America segment in the six-month period is attributable to negative economic conditions, foreign currency devaluation, and socio-political conditions in the same markets that impacted sales for the quarter. These conditions contributed approximately 180 basis points (1.8%) of the decrease, which was offset by a  30 basis point (0.3%) increase in Honduras and El Salvador.

Comparable merchandise sales in our Caribbean segment increased 1.7% and 0.8% for the second quarter and six-month period ended February 28, 2019. These increases contributed approximately 50 basis points (0.5%) and 20 basis points (0.2%) of the positive impact in total comparable merchandise sales, respectively.

The opening of our fourth warehouse club in the Dominican Republic in May 2018 impacted this segment’s comparable merchandise sales.  We estimate that the transfer of sales associated with this warehouse club opening negatively impacted total comparable merchandise sales by 70 basis points (0.7%) and 90 basis points (0.9%) for the respective periods.

Comparable merchandise sales in our Colombia segment increased 1.1% and 3.1% for the second quarter and six-month period ended February 28, 2019. These increases contributed approximately 10 basis points (0.1%) and 40 basis points (0.4%) of the positive impact in total comparable merchandise sales for the respective period.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the three and six-month periods ended February 28, 2019.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	March 3, 2019
	Amount	% change
Central America	$(17,407)	(3.6)%
Caribbean	(3,323)	(1.4)%
Colombia	(9,180)	(9.0)%
Comparable merchandise sales	$(29,910)	(3.7)%

	Currency Exchange Rate Fluctuations for the
	Twenty-Six Weeks Ended
	March 3, 2019
	Amount	% change
Central America	$(29,028)	(3.2)%
Caribbean	(5,845)	(1.3)%
Colombia	(13,763)	(7.0)%
Comparable merchandise sales	$(48,636)	(3.2)%

Overall, the effects of currency devaluations within our markets had an approximately $29.9 million and $48.6 million, or 370 basis point (3.7%) and 320 basis points (3.2%), negative constant currency impact on comparable net merchandise sales for the quarter and six-months ended February 28, 2019, respectively.

Currency devaluations within our Central America segment accounted for approximately 220 basis points (2.2%) and 190 basis points (1.9%) of the impact of currency devaluations on total comparable merchandise sales for the quarter and six-month period, respectively. Our Costa Rica, Guatemala, Honduras and Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Caribbean segment accounted for approximately 40 basis points (0.4%) of the impact of currency devaluations on total comparable merchandise sales for the quarter and six-month period, respectively. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations within our Colombia segment accounted for approximately 110 basis points (1.1%) and 90 basis points (0.9%) of the impact of currency devaluations on total comparable merchandise sales for the quarter and six-month period, respectively.  This reflects the devaluation of Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts. The table below represents the change in membership income by segment and as a percentage of net merchandise club sales of each segment:

	Three Months Ended
	February 28,				February 28,
	2019				2018
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$7,704	$(96)	(1.2)%	1.6%	$7,800
Membership income - Caribbean	3,427	281	8.9	1.4	3,146
Membership income - Colombia	1,714	(43)	(2.5)	1.7	1,757
Membership income - Total	$12,845	$142	1.1%	1.6%	$12,703

	Six Months Ended
	February 28,				February 28,
	2019				2018
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net warehouse club sales	Amount
Membership income - Central America	$15,373	$(121)	(0.8)%	1.7%	$15,494
Membership income - Caribbean	6,759	595	9.7	1.4	6,164
Membership income - Colombia	3,453	33	1.0	1.8	3,420
Membership income - Total	$25,585	$507	2.0%	1.6%	$25,078

Number of accounts - Central America	843,113	4,734	0.6%		838,379
Number of accounts - Caribbean	425,002	26,302	6.6		398,700
Number of accounts - Colombia	340,048	18,708	5.8		321,340
Number of accounts - Total	1,608,163	49,744	3.2%		1,558,419

Comparison of Three and Six Months Ended February 28, 2019 and 2018

The number of member accounts during the first six months of fiscal year 2019 was 3.2% higher than the year before. Membership income increased 2.0% over the same period.

The growth in membership accounts during fiscal year 2019 in our Caribbean market was primarily attributable to the opening of the new San Isidro warehouse club in the Dominican Republic in May 2018. Membership accounts in Colombia increased primarily due to an improving economy and the continued growth in the market’s acceptance of the warehouse club concept. Membership accounts in Central America remained stable at 0.6% growth. The Company’s twelve-month renewal rate was 85% for the periods ended February 28, 2019 and February 28, 2018.

Additionally, we continued expanding our platinum membership program. We began offering platinum memberships in the United States Virgin Islands and Honduras in October 2018 (fiscal year 2019) and March 2019, respectively. We expect to expand our platinum membership program to additional markets this year.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 28, 2019			February 28, 2018
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$9,900	$9,900	100.0%	$—
Miscellaneous income	3,700	3,303	832.0	397
Rental income	846	94	12.5	752
Other revenue	$14,446	$13,297	1,157.3%	$1,149

	Six Months Ended
	February 28, 2019			February 28, 2018
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$19,019	$19,019	100.0%	$—
Miscellaneous income	5,064	4,266	534.6	798
Rental income	1,628	128	8.5	1,500
Other revenue	$25,711	$23,413	1,018.8%	$2,298

Comparison of Three and Six Months Ended February 28, 2019 and 2018

Other revenue for the quarter and six-months ended February 28, 2019 includes non-merchandise revenue generated by our marketplace and casillero operations primarily from freight and handlings charges for on-line orders placed from customers in Latin America to retailers in the United States and delivered to locations throughout Latin America from a business we acquired in March 2018.  For the quarter, the net increase of $3.3 million in Miscellaneous income was primarily due to a $2.2 million payment we received as a result of the underpayment to us of income earned on our co-branded credit card interest generating portfolios (“IGP”) balance over the past five years. The remaining $1.1 million increase is mainly the result of the adoption of the new revenue standard ASC 606 in the first quarter of fiscal year 2019, which results in IGP income being included in Miscellaneous income. In prior periods, including the second quarter of fiscal 2018, IGP was recorded as a reduction of general and administrative costs in accordance with the previous revenue guidance in effect at that time.

For the six months, ended February 28, 2019, Miscellaneous income increased $4.3 million, of which $2.1 million is the result of the inclusion of IGP in Miscellaneous income. The remaining $2.2 million is the reimbursement described above.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2019	February 28, 2018	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$820,290	$816,573	$3,717
Merchandise sales gross margin	$114,744	$117,218	$(2,474)
Merchandise sales gross margin percentage	14.0%	14.4%	(0.4)%

Revenues
Total revenues	$854,425	$839,563	$14,862
Percentage change from prior period			1.8%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	(0.9)%	4.1%	(5.0)%

Gross margin
Total gross margin	$137,567	$131,523	$6,044
Gross margin percentage to total revenues	16.1%	15.7%	0.4%

Selling, general and administrative
Selling, general and administrative	$101,031	$94,259	$6,772
Selling, general and administrative percentage of total revenues	11.8%	11.2%	0.6%

	Three Months Ended
	February 28,	% of	February 28,	% of
Results of Operations Consolidated	2019	Total Revenue	2018	Total Revenue
Operating income- by segment
Central America	$35,574	4.2%	$36,673	4.4%
Caribbean	$15,024	1.8%	$13,601	1.6%
Colombia	$3,617	0.4%	$3,161	0.4%
United States	$4,477	0.5%	$1,146	0.1%
Reconciling Items (1)	$(22,156)	(2.6)%	$(17,317)	(2.1)%
Operating income - Total	$36,536	4.3%	$37,264	4.4%

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 28, 2019	February 28, 2018	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net warehouse club sales	$1,567,733	$1,561,974	$5,759
Warehouse club sales gross margin	$221,032	$225,383	$(4,351)
Warehouse club gross margin percentage	14.1%	14.4%	(0.3)%

Revenues
Total revenues	$1,634,062	$1,606,635	$27,427
Percentage change from comparable period			1.7%

Comparable merchandise sales
Total calendar comparable warehouse club sales increase (decrease)	(1.4)%	3.2%	(4.6)%

Gross margin
Total gross margin	$264,024	$253,610	$10,414
Gross Margin percentage to total revenues	16.2%	15.8%	0.4%

Selling, general and administrative
Selling, general and administrative	$202,818	$183,180	$19,638
Selling, general and administrative percentage of total revenues	12.4%	11.4%	1.0%

	Six Months Ended
	February 28,	% of	February 28,	% of
Results of Operations Consolidated	2019	Total Revenue	2018	Total Revenue
Operating income- by segment
Central America	$64,366	3.9%	$69,206	4.3%
Caribbean	$27,051	1.7%	$25,225	1.6%
Colombia	$7,033	0.4%	$5,209	0.3%
United States	$3,427	0.2%	$4,237	0.3%
Reconciling Items (1)	$(40,671)	(2.5)%	$(33,447)	(2.1)%
Operating income - Total	$61,206	3.7%	$70,430	4.4%

Warehouse clubs
Warehouse clubs at period end	41	40	1
Warehouse club square feet at period end	2,085	2,020	65

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	February 28,	% of	February 28,	% of
	2019	Total Revenue	2018	Total Revenue
Warehouse club and other operations	$75,708	8.9%	$71,951	8.6%
General and administrative	24,968	2.9%	20,258	2.4%
Pre-opening expenses	97	—%	81	—%
Asset impairment	—	—%	1,929	0.2%
Loss/(gain) on disposal of assets	258	—%	40	—%
Total Selling, General and Administrative	$101,031	11.8%	$94,259	11.2%

	Six Months Ended
	February 28,	% of	February 28,	% of
	2019	Total Revenue	2018	Total Revenue
Warehouse club and other operations	$149,930	9.2%	$141,453	8.8%
General and administrative	52,303	3.2%	39,088	2.4%
Pre-opening expenses	112	—%	511	—%
Asset impairment	—	—%	1,929	0.1%
Loss/(gain) on disposal of assets	473	—%	199	—%
Total Selling, General and Administrative	$202,818	12.4%	$183,180	11.4%

The following table summarizes the costs recorded as part of our consolidation of Aeropost-related activities (net of tax benefit), including costs to expand our omni-channel capabilities, the net operating results of our marketplace and casillero business and ongoing costs we recorded as part of our post-acquisition purchase accounting.

	Three Months Ended	Six Months Ended
	February 28, 2019	February 28, 2019
Negative impact of Aeropost-related activities (net of tax benefit) on Net income attributable to PriceSmart, Inc., before amortization	$3,017	$5,695
Amortization of intangibles (net of tax benefit)	461	927
Amortization of compensation expense	723	1,474
Negative impact of Aeropost-related activities (net of tax benefit) on Net income attributable to PriceSmart, Inc.	$4,201	$8,096
Impact of Aeropost-related activities (net of tax benefit) on earnings per share	$(0.14)	$(0.27)

Comparison of Three and Six Months Ended February 28, 2019 and 2018

On a consolidated basis, net merchandise sales gross margin for the quarter as a percentage of total net merchandise sales were 14.0%, 40 basis points (0.4%) lower than the second quarter of fiscal year 2018. Net merchandise margins decreased across all segments with the Central America segment contributing 20 basis points (0.2%), and the Caribbean and Colombia segments each contributing 10 basis point (0.1%) to the overall decline. The decline was driven largely from pricing actions to drive sales.

For the six-month period, consolidated net merchandise sales gross margin as a percentage of total net merchandise sales were 14.1%, which is 30 basis points (0.3%) lower than the same period of fiscal year 2018. Net merchandise margins decreased across all segments, with the Central America segment contributing 20 basis points (0.2%) and the Caribbean 10 basis points (0.1%) to the overall decline. The decline was driven largely from pricing actions to drive sales.

Total gross margin to total revenues increased 40 basis points (0.4%) in both periods presented, mainly due to higher margins on non-merchandise revenues of our marketplace and casillero business, which increased the gross margin to total revenues ratio by approximately 60 basis points (0.6%) for the quarter and six months ended fiscal year 2019.  Membership income, rental income and miscellaneous income gross margin percentage remained unchanged. The reclassification of income generated from the IGP as a result of the implementation of new revenue recognition standards increased total gross margins by approximately 40 basis points (0.4%) for the quarter and 30 basis points (0.3%) for the six months ended fiscal year 2019. Additionally, in the second quarter we were reimbursed $2.2 million resulting from the underpayment of income earned on our co-branded credit card IGP balance over the past five years. This resulted in a $1.6 million benefit net of tax or $0.05 per share on our results of operations for the three and six-month period ended February 28, 2019.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $6.8 million to 11.8% of total revenues compared to 11.2% of total revenues in the second quarter of fiscal year 2018.

Warehouse club and other operations expense increased to 8.9% of total revenues compared to 8.6% for the second quarter of fiscal year 2018. Our marketplace and casillero business added approximately $4.0 million, or 50 basis points (0.5%) in costs to this line item for the three month period. This increase was offset by 20 basis points (0.2%) due to foreign currency devaluation and increased leveraging of warehouse expenses.

General and administrative expenses increased to 2.9% of total revenues compared to 2.4% for the second quarter of fiscal year 2018. Aeropost,  including costs associated with further investments that will expand our omni-channel capabilities added approximately $5.4 million, or 60 basis points (0.6%), in costs to this line item for the three-month period.

Selling, general, and administrative expenses increased $19.6 million to 12.4% of total revenues for the six-month period ended February 28, 2019 compared to 11.4% for the same period during fiscal year 2018.

Warehouse club and other operations expense increased to 9.2% of total revenues compared to 8.8% for the six-month period ended of fiscal year 2018. Our marketplace and casillero business added approximately $8.1 million or 50 basis points (0.5%) for the six-month period. This increase was offset by 20 basis points (0.2%) due to foreign currency devaluation and increased leveraging of warehouse expenses.

General and administrative expenses increased to 3.2% of total revenues compared to 2.4% for the six-month period ended fiscal year 2018. Our investments to expand our omni-channel capabilities, together with our marketplace and casillero business added approximately $10.7 million, or 70 basis points (0.7%), in costs to this line item for the six-month period. Another driver for this increase was approximately $3.8 million or 20 basis points (0.2%) recorded in the first quarter of fiscal year 2019 for separation and other related termination benefits for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors. We do not expect any significant additional charges relating to this resignation in future periods. These costs, net of tax, negatively impacted earnings per share for the six-month period ended February 28, 2019, by $0.13 per share.

Operating income in the second quarter of fiscal year 2019 decreased to $36.5 million (4.3% of total revenue) compared to $37.3 million (4.4% of total revenue) for the same period last year, which reflects the decrease in gross margins on net merchandise sales and higher expenses year-on-year related to investments to expand our omni-channel capabilities, together with net operating results from our marketplace and casillero business.

Operating income for the six-months ended February 28, 2019, decreased to $61.2 million (3.7% of total revenue) compared to $70.4 million (4.4% of total revenue) for the same period last year. As described above, lower merchandise margins as a percent of sales, higher expenses year-on-year related to investments to expand our omni-channel capabilities, together with net operating results from our marketplace and casillero business were the primary factors for the decrease in operating income.

Interest Expense

	Three Months Ended
	February 28,		February 28,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,399	$253	$1,146
Interest expense related to hedging activity	102	(73)	175
Capitalized interest	(500)	(171)	(329)
Net interest expense	$1,001	$9	$992

	Six Months Ended
	February 28,		February 28,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$2,802	$465	$2,337
Interest expense related to hedging activity	270	(227)	497
Less: Capitalized interest	(1,038)	(451)	(587)
Net interest expense	$2,034	$(213)	$2,247

Comparison of Three and Six Months Ended February 28, 2019 and 2018

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Net interest expense increased for the three and six month periods ended February 28, 2019.  The increase for both periods is primarily due to higher variable interest rates. Interest expense related to hedging activity decreased during the three and six month periods due to the pay-off of the various loans held by our subsidiaries that were hedged and the remaining hedged loans having positive, or “in the money,” positions. Additional capitalized interest for the three and six month periods of fiscal year 2019 compared to fiscal year 2018 resulted from higher levels of construction activities.

Other Income (Expense), net

Other income consists of currency gain or loss, as well as net benefit costs related to our defined benefit plans.

	Three Months Ended
	February 28,			February 28,
	2019			2018
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(372)	$(582)	(277.1)%	$210

	Six Months Ended
	February 28,			February 28,
	2019			2018
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(2,191)	$(2,679)	(549.0)%	$488

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

Comparison of Three and Six Months Ended February 28, 2019 and 2018

For the three and six month periods ended February 28, 2019, we had a net expense associated with foreign currency transactions of approximately $368,000 for the quarter and $2.1 million for the first six-months ended fiscal 2019. These losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  In particular, in Jamaica, we incurred a $125,000 and $1.6 million loss for the three and six-month periods ended February 28, 2019. The loss resulted from a 6.0% appreciation of the Jamaican dollar during the six-month period, adversely affecting the value in Jamaica of having an average U.S. dollar net asset position of $19.1 million during fiscal 2019. The Jamaican dollar (JMD) strengthening is primarily due to the Jamaican Central Bank’s intervention as part of its efforts to manage inflation this fiscal year.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes. The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share attributable to PriceSmart available for distribution:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$35,586	$36,850	$57,795	$69,439
Provision for income taxes calculated prior to U.S. tax law change	(11,677)	(9,912)	(19,986)	(20,027)
U.S. Tax Reform: Current tax rate reduction	782	1,427	1,110	1,427
U.S. Tax Reform: Re-measurement of net deferred tax assets/liabilities	—	(822)	—	(822)
U.S. Tax Reform: Other tax incentives	193	—	634	—
Incidental to U.S. Tax Reform: Valuation Allowances on Deferred Tax Assets	(1,001)	—	(1,001)	—
U.S. Tax Reform: Transition Tax	—	(13,400)	—	(13,400)
Subtotal of U.S. Tax Reform Effects	(26)	(12,795)	743	(12,795)
Total provision for income taxes	$(11,703)	$(22,707)	$(19,243)	$(32,822)
Income (loss) of unconsolidated affiliates	(20)	5	(44)	21
Net income	$23,863	$14,148	$38,508	$36,638
Less: net income (loss) attributable to noncontrolling interest	(53)	—	(86)	—
Net income attributable to PriceSmart, Inc.	$23,810	$14,148	$38,422	$36,638
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic net income per share	$0.79	$0.47	$1.27	$1.21
Diluted net income per share	$0.79	$0.47	$1.27	$1.21

Subtotal of U.S. Tax Reform Effects	$(26)	$(12,795)	$743	$(12,795)
Impact of U.S Tax Reform on basic and diluted net income per share	$—	$(0.42)	$0.02	$(0.42)

	Three Months Ended
	February 28,		February 28,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$12,234	$(3,455)	$15,689
Net deferred tax provision (benefit)	(531)	(7,549)	7,018
Provision for income taxes	$11,703	$(11,004)	$22,707
Effective tax rate	32.9%		61.6%

	Six Months Ended
	February 28,		February 28,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$20,159	$(5,994)	$26,153
Net deferred tax provision (benefit)	(916)	(7,585)	6,669
Provision for income taxes	$19,243	$(13,579)	$32,822
Effective tax rate	33.3%		47.3%

Comparison of Three and Six Months Ended February 28, 2019 and 2018

For the three months ended February 28, 2019, the effective tax rate was 32.9%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•

The favorable impact of 36.4% resulting from nonrecurrence of the U.S. Tax Reform Transition Tax and favorable impact of 2.3% from nonrecurrence of the re-measurement of net deferred tax assets/liabilities in the second quarter of fiscal 2018.

•

A comparably unfavorable net impact of 3.5%, resulting from the combination of: the U.S. Tax Reform rate reduction, which less favorably impacted our effective tax rate than previously, resulting in a 1.2% unfavorable impact, the favorable impact of 0.5% resulting from new export-related sales and service tax incentives, and the unfavorable impact of 2.8% from valuation allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform are no longer deemed recoverable.

•

The comparably unfavorable impact of 3.2% resulting from the effective tax rate impact of costs incurred to expand our omni-channel capabilities and the net operating results of our marketplace and casillero business.

•

The comparably unfavorable impact on the effective tax rate of 1.3% resulting from a decrease in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to prior year. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of this favorable impact to the consolidated Company’s effective tax rate to continue through the remainder of fiscal year 2019.

•	The comparably favorable impact of 0.4% resulting from improved financial results in our Colombia subsidiary for which no tax attribute was recognized, net of adjustment to valuation allowance;

For the six months ended February 28, 2019, the effective tax rate was 33.3%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•

The favorable impact of 19.3% resulting from nonrecurrence of the U.S. Tax Reform Transition Tax and favorable impact of 1.2% from nonrecurrence of the re-measurement of net deferred tax assets/liabilities in the second quarter of fiscal 2018.

•

A comparably unfavorable net impact of 0.8%, resulting from the combination of: the U.S. Tax Reform rate reduction, which less favorably impacted our effective tax rate than previously, resulting in a 0.2%, unfavorable impact, the favorable impact of 1.1% resulting from new export-related sales and service tax incentives, and the unfavorable impact of 1.7% from allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable.

•

The comparably unfavorable impact of 3.4% resulting from the effective tax rate impact of costs incurred to expand our omni-channel capabilities and the net operating results of our marketplace and casillero business.

•

The comparatively unfavorable impact on the effective tax rate of 1.1% resulting from a decrease in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to prior year. The intercompany transaction reduces taxable income in the U.S. and increases taxable income in our Colombia subsidiary where the additional taxable income is fully offset by the reversal of valuation allowances on accumulated net losses in that subsidiary. We expect the decrease of the favorable impact to the consolidated Company’s effective tax rate to continue through the remainder of fiscal year 2019.

•	The comparably favorable impact of 1.0% resulting from improved financial results in our Colombia subsidiary for which no tax attribute was recognized, net of adjustment to valuation allowance;

•	The comparably unfavorable impact of 1.4% resulting from separation costs associated with the departure of our former C.E.O.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 28,			February 28,
	2019			2018
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$4,352	$(866)	(16.6)%	$5,218

	Six Months Ended
	February 28,			February 28,
	2019			2018
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(8,894)	$(12,703)	(333.5)%	$3,809

Comparison of Three and Six Months Ended February 28, 2019 and 2018

Our other comprehensive income of approximately $4.4 million for the second quarter of fiscal year 2019 resulted primarily from comprehensive income of approximately $5.1 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar offset by comprehensive loss of approximately $791,000 related to unrealized gains on changes in derivative obligations. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments would not affect net income unless the underlying investment in our local subsidiaries were liquidated.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.  For the six-months ended February 28, 2019, other comprehensive loss of approximately $8.9 million resulted primarily from a comprehensive loss of approximately $8.3 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. Additionally, there was a comprehensive loss of approximately $668,000 related to unrealized gains on changes in derivative obligations.

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

	February 28,	August 31,
	2019	2018
Amounts held by foreign subsidiaries	$85,971	$79,454
Amounts held domestically	12,106	17,460
Total cash and cash equivalents, including restricted cash	$98,077	$96,914

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	February 28,	August 31,
	2019	2018
Amounts held by foreign subsidiaries	$23,501	$32,304
Amounts held domestically	—	—
Total short-term investments	$23,501	$32,304

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue.

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28,	February 28,	Increase/
	2019	2018	(Decrease)
Net cash provided by (used in) operating activities	$76,300	$59,079	$17,221
Net cash provided by (used in) investing activities	(53,817)	(104,924)	51,107
Net cash provided by (used in) financing activities	(19,833)	(21,859)	2,026
Effect of exchange rates	(1,487)	(1,142)	(345)
Net increase (decrease) in cash and cash equivalents	$1,163	$(68,846)	$70,009

We reported a year-on-year increase in the cash equivalents used of approximately $70.0 million.  The primary factors in the year-on-year improvement in the use of cash were changes in cash provided by operating activities and cash used in investing activities.  The increase in cash provided from operating activities was approximately $17.2 million when compared to the same period a year ago.  This was primarily due to the year-on-year increase in accounts payable of approximately $33.3 million offset by an increase in inventory of $10.0 million and higher receivables of $6.3 million. The increase in inventory is due to having more clubs and the increased receivables is attributable to our acquisition of Aeropost. Net cash used in investing activities decreased approximately $51.1 million year-on-year.  This was primarily due to the year-on-year net decrease in cash used for short-term investments of approximately $67.5 million, as we decreased the portion of cash, cash equivalents and short-term investments held as short-term investments.  This was offset by year-on-year increases in additions to property and equipment of approximately $16.4 million as we increased, year-on-year, investments in new warehouse clubs as construction of four new warehouse clubs is underway in Panama, the Dominican Republic and Guatemala.

The following table summarizes the dividends declared and paid during fiscal year 2019 and 2018.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/30/2019	$0.70	2/15/2019	2/28/2019	N/A	$0.35	8/15/2019	N/A	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	8/31/2018	N/A	$0.35

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

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2019	$69,000	$—	$406	$68,594	—%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of February 28, 2019 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of February 28, 2019 and August 31, 2018, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in our long-term debt for the six months ended February 28, 2019:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(1,563)	(4,782)	(6,345)
Reclassifications of long-term debt	13,138	(13,138)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(237)	(7)	(244)
Balances as of February 28, 2019	$26,193	$69,793	$95,986	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $118.6 million. No cash assets were assigned as collateral for these loans.

As of February 28, 2019, the Company had approximately $88.5 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2019, the Company was in compliance with all covenants or amended covenants.

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

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that we have designated and qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		February 28, 2019			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,344	$(737)	$1,607	$2,405	$(819)	$1,586
Interest rate swaps	Other non-current assets	1,266	(282)	984	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	(155)	43	(112)	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(455)	137	(318)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$3,000	$(839)	$2,161	$3,862	$(1,103)	$2,759

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of February 28, 2019 and August 31, 2018, the Company did not have any open non-deliverable forward foreign-exchange contracts.

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

	Six Months Ended
	February 28,	February 28,
	2019	2018
Shares repurchased	38,944	21,513
Cost of repurchase of shares (in thousands)	$2,417	$1,833

We have reissued treasury shares as part of our stock-based compensation programs.  However, we did not reissue any treasury shares during the first six months of fiscal years 2019 and 2018.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2019, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from its foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, as of February 28, 2019, we have recorded valuation allowance of $1.0 million against our foreign tax credits.

We are required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions.  The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax we pay.  We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the circumstances.  The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our tax returns.  As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and, therefore, require us to pay additional taxes.

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions as of February 28, 2019 and August 31, 2018.

Tax Receivables: We pay a Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquires and/or on sales and taxable income.  We also collect VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable. In most countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  We either request a refund of these tax receivables or apply the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, the VAT refund process is defined and structured with regular refunds or offsets.  However, we, together with our tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process but where we expect to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $3.8 million and $3.1 million as of February 28, 2019 and August 31, 2018, respectively.  In another country in which we have warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The rules (which we have challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of February 28, 2019, we had deferred tax assets of approximately $2.2 million in this country.  Also, we had an income tax receivable balance of $7.0 million as of February 28, 2019 related to excess payments from fiscal year 2015 to 2019.  In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019, but not for prior years. Nevertheless, we have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will ultimately succeed in these refund requests, related appeals and/or court challenge on these matters.

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

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where our subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when we do not expect to eventually prevail in its recovery of such balances. We do not currently have any allowances provided against VAT and income tax receivables.

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

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly, with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position. For the period ended February 28, 2019, there were no significant changes in the estimates of these positions or valuation allowances.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at February 28, 2019 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. The gross fair value of our derivative financial instruments designated as cash flow hedges has decreased by $860,000 since August 31, 2018, primarily due to the fluctuations in interest rates, fluctuations in exchange rates for the currencies that are being hedged, and changes in the scheduled maturities of the underlying instruments during the six months ended February 28, 2019. Movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar were the cause of the $8.3 million loss in the foreign currency translation adjustments category of accumulated other comprehensive income (loss) for the six months ended February 28, 2019.

In addition, the monetary assets and liabilities of our subsidiaries whose functional currency is not the U.S. dollar that are denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as currency gain (loss) within Other income (expense) in the consolidated statements of income.

The following table summarizes the amounts recorded for the three and six months ending February 28, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
Currency gain (loss)	$(368)	$210	$(2,123)	$488

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue.

As of February 28, 2019, our Trinidad subsidiary had net U.S. dollar denominated asset of approximately $20.7 million, an increase of $7.7 million from August 31, 2018 when our Trinidad subsidiary had a net U.S. dollar denominated asset of approximately $13.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

Management has excluded from its assessment the internal control over financial reporting for the Aeropost business acquired on March 15, 2018. The Aeropost business constitutes 1% of total assets as of February 28, 2019 and 1% of total revenues for the six-months then ended. The losses from Aeropost that are subject to this exclusion represent 13% of total net income attributable to PriceSmart for the six-month period ended February 28, 2019. For the purposes of quantifying the significance of the acquired business subject to this control exclusion, management has not excluded amounts covered by the Company’s internal control over financial reporting. For example, certain compensation expenses, professional fees and intangible amortization associated with Aeropost are accounted for by PriceSmart directly and subject to PriceSmart’s control structure. The Aeropost business will be in scope for management’s assessment as of August 31, 2019.

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

Changes in Internal Control over Financial Reporting

We disclosed in our Annual Report on Form 10-K for the year ended August 31, 2018, the conclusion of the Principal Executive Officer and Principal Financial Officer that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of fiscal year 2018, as a result of a material weakness relating to the classification of certain financial instruments as cash equivalents or short-term investments.

During fiscal year 2019, management has evaluated the design and operating effectiveness of internal controls related to the classification of certain financial instruments as cash equivalents or short-term investments and has taken the following steps to remediate the identified material weakness:

•

Revised the design of existing controls and implemented additional compensating controls and procedures to ensure the proper classification of financial instruments as cash equivalents, short-term, or long-term investments.

•

Implemented process improvements to enhance management oversight of the review of the activity of the financial instruments to ensure that these revised controls and additional compensating controls are operating effectively.

During fiscal 2019, management tested the remedial controls related to the material weakness described above for a sufficient period of time, and management has concluded, through testing, that by the end of the second quarter of fiscal 2019, these controls were operating effectively. Therefore, we have concluded that the material weakness previously identified in the Company’s internal control over financial reporting has been remediated at February 28, 2019.

Despite the previously identified and now remediated material weakness, the Company believes that the consolidated financial statements included in the first quarter fiscal year 2019 Quarterly Report on Form 10-Q and the consolidated financial statements included in fiscal year 2018 Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended February 28, 2019, the Company repurchased 38,944 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2019. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2018 - December 31, 2018	—	$—	—	N/A
January 1, 2019 - January 31 2019	38,270	$62.09	—	N/A
February 1, 2019 - February 28, 2019	674	$60.33	—	N/A
Total	38,944	$62.05	—	—

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

PRICESMART, INC.

Date:	April 9, 2019	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	April 9, 2019	By:	/s/ MAARTEN O. JAGER
Maarten O. Jager
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)