Form 10-Q
period 2019-05-31
PRICESMART INC
filed 2019-07-10
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 0-22793

PriceSmart, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0628530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9740 Scranton Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 404-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	PSMT	NASDAQ Global Select Market

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

The registrant had 30,539,308 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2019.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2019 and the consolidated balance sheet as of August 31, 2018, the unaudited consolidated statements of income for the three and nine months ended May 31, 2019 and 2018, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2019 and 2018, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2019 and 2018, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2019 and 2018 are included herein.  Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2019	August 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$106,445	$93,460
Short-term restricted cash	4,136	405
Short-term investments	17,023	32,304
Receivables, net of allowance for doubtful accounts of $165 as of May 31, 2019 and $97 as of August 31, 2018, respectively.	9,543	8,859
Merchandise inventories	326,724	321,025
Prepaid expenses and other current assets	36,649	31,800
Total current assets	500,520	487,853
Long-term restricted cash	3,402	3,049
Property and equipment, net	629,063	594,403
Goodwill	46,158	46,329
Other intangibles, net	13,182	14,980
Deferred tax assets	13,846	10,166
Other non-current assets (includes $2,742 and $4,364 as of May 31, 2019 and August 31, 2018, respectively, for the fair value of derivative instruments)	44,983	48,854
Investment in unconsolidated affiliates	10,710	10,758
Total Assets	$1,261,864	$1,216,392
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,152	$—
Accounts payable	271,298	255,739
Accrued salaries and benefits	23,813	22,836
Deferred income	25,070	23,018
Income taxes payable	4,219	4,636
Other accrued expenses	29,576	28,281
Dividends payable	10,672	—
Long-term debt, current portion	23,480	14,855
Total current liabilities	390,280	349,365
Deferred tax liability	1,766	1,894
Long-term portion of deferred rent	9,867	8,885
Long-term income taxes payable, net of current portion	4,538	4,622
Long-term debt, net of current portion	69,476	87,720
Other long-term liabilities (includes $1,161 and $502 for the fair value of derivative instruments and $5,376 and $4,715 for post-employment plans as of May 31, 2019 and August 31, 2018, respectively)	6,882	5,268
Total Liabilities	482,809	457,754

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,440,379 and 31,372,752 shares issued and 30,539,966 and 30,460,353 shares outstanding (net of treasury shares) as of May 31, 2019 and August 31, 2018, respectively	3	3
Additional paid-in capital	440,373	432,882
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(141,168)	(121,216)
Retained earnings	505,127	473,954
Less: treasury stock at cost, 900,413 shares as of May 31, 2019 and 912,399 shares as of August 31, 2018	(37,228)	(39,107)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	778,593	758,002
Noncontrolling interest in consolidated subsidiaries	462	636
Total stockholders' equity	779,055	758,638
Total Liabilities and Equity	$1,261,864	$1,216,392

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Revenues:
Net merchandise sales	$755,009	$750,473	$2,322,742	$2,312,447
Export sales	8,281	9,967	23,314	27,252
Membership income	13,132	12,852	38,717	37,930
Other revenue and income	12,134	8,909	37,845	11,207
Total revenues	788,556	782,201	2,422,618	2,388,836
Operating expenses:
Cost of goods sold:
Net merchandise sales	649,894	641,249	1,996,595	1,977,840
Export sales	7,872	9,466	22,136	25,900
Non-merchandise	4,121	1,979	13,194	1,979
Selling, general and administrative:
Warehouse club and other operations	78,231	76,259	228,161	217,712
General and administrative	24,532	24,079	76,835	63,167
Pre-opening expenses	1,647	352	1,759	863
Asset impairment	—	—	—	1,929
Loss/(gain) on disposal of assets	262	388	735	587
Total operating expenses	766,559	753,772	2,339,415	2,289,977
Operating income	21,997	28,429	83,203	98,859
Other income (expense):
Interest income	310	370	1,124	1,138
Interest expense	(915)	(1,362)	(2,949)	(3,609)
Other income (expense), net	159	(575)	(2,032)	(87)
Total other income (expense)	(446)	(1,567)	(3,857)	(2,558)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	21,551	26,862	79,346	96,301
Provision for income taxes	(7,478)	(8,128)	(26,721)	(40,950)
Income (loss) of unconsolidated affiliates	(4)	(18)	(48)	3
Net income	$14,069	$18,716	$52,577	$55,354
Less: net (income) loss attributable to noncontrolling interest	27	(22)	(59)	(22)
Net income attributable to PriceSmart, Inc.	$14,096	$18,694	$52,518	$55,332
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.46	$0.61	$1.73	$1.82
Diluted	$0.46	$0.61	$1.73	$1.82
Shares used in per share computations:
Basic	30,198	30,137	30,192	30,105
Diluted	30,205	30,137	30,202	30,105
Dividends per share	$—	$—	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Net income	$14,069	$18,716	$52,577	$55,354
Less: net (income) loss attributable to noncontrolling interest	27	(22)	(59)	(22)
Net income attributable to PriceSmart, Inc.	$14,096	$18,694	$52,518	$55,332

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(9,697)	(2,461)	(17,972)	(126)
Defined benefit pension plan:
Net gain (loss) arising during period	42	—	129	—
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(19)	42	(56)	101
Total defined benefit pension plan	23	42	73	101
Derivative instruments: (2)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(1,385)	79	(2,053)	1,516
Total derivative instruments	(1,385)	79	(2,053)	1,516
Other comprehensive income (loss)	(11,059)	(2,340)	(19,952)	1,491
Comprehensive income	3,037	16,354	32,566	56,823
Less: comprehensive income/(loss) attributable to noncontrolling interest	59	8	80	8
Comprehensive income attributable to PriceSmart, Inc. to stockholders	$2,978	$16,346	$32,486	$56,815

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at February 28, 2018	31,311	$3	$427,545	$11,486	$(106,250)	$436,207	896	$(37,757)	$731,234	$—	$731,234
Acquisition of Aeropost	—	—	—	—	—	—	—	—	—	562	562
Purchase of treasury stock	—	—	—	—	—	—	2	(83)	(83)	—	(83)
Issuance of restricted stock	58	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,588	—	—	—	—	—	2,588	—	2,588
Dividend paid to stockholders	—	—	—	—	—	—	—	—	—	—	—
Dividend payable to stockholders	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	18,694	—	—	18,694	22	18,716
Other comprehensive income (loss)	—	—	—	—	(2,326)	—	—	—	(2,326)	8	(2,318)
Balance at May 31, 2018	31,369	$3	$430,133	$11,486	$(108,576)	$454,901	898	$(37,840)	$750,107	$592	$750,699

Balance at February 28, 2019	31,447	$3	$442,273	$11,486	$(130,109)	$491,031	951	$(41,524)	$773,160	$430	$773,590
Purchase of treasury stock	—	—	—	—	—	—	12	(728)	(728)	—	(728)
Issuance of treasury stock	(63)	—	(5,024)	—	—	—	(63)	5,024	—	—	—
Issuance of restricted stock	79	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,124	—	—	—	—	—	3,124	—	3,124
Dividend paid to stockholders	—	—	—	—	—	—	—	—	—	—	—
Dividend payable to stockholders	—	—	—	—	—	—	—	—	—		—
Net income	—	—	—	—	—	14,096	—	—	14,096	(27)	14,069
Other comprehensive income (loss)	—	—	—	—	(11,059)	—	—	—	(11,059)	59	(11,000)
Balance at May 31, 2019	31,440	$3	$440,373	$11,486	$(141,168)	$505,127	900	$(37,228)	$778,593	$462	$779,055

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2017	31,276	$3	$422,395	$11,486	$(110,059)	$420,866	875	$(35,924)	$708,767	$—	$708,767
Acquisition of Aeropost	—	—	—	—	—	—	—	—	—	562	562
Purchase of treasury stock	—	—	—	—	—	—	23	(1,916)	(1,916)	—	(1,916)
Issuance of restricted stock award	96	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	7,469	—	—	—	—	—	7,469	—	7,469
Dividend paid to stockholders	—	—	—	—	—	(10,645)	—	—	(10,645)	—	(10,645)
Dividend payable to stockholders	—	—	—	—	—	(10,652)	—	—	(10,652)	—	(10,652)
Net income	—	—	—	—	—	55,332	—	—	55,332	22	55,354
Other comprehensive income (loss)	—	—	—	—	1,483	—	—	—	1,483	8	1,491
Balance at May 31, 2018	31,369	$3	$430,133	$11,486	$(108,576)	$454,901	898	$(37,840)	$750,107	$592	$750,699

Balance at August 31,2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	—	—	—	—	—	51	(3,145)	(3,145)	—	(3,145)
Issuance of treasury stock	(63)	—	(5,024)	—	—	—	(63)	5,024	—	—	—
Issuance of restricted stock award	155	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(25)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,515	—	—	—	—	—	12,515	—	12,515
Dividend paid to stockholders	—	—	—	—	—	(10,673)	—	—	(10,673)	(313)	(10,986)
Dividend payable to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	—	(10,672)
Net income	—	—	—	—	—	52,518	—	—	52,518	59	52,577
Other comprehensive income (loss)	—	—	—	—	(19,952)	—	—	—	(19,952)	80	(19,872)
Balance at May 31, 2019	31,440	$3	$440,373	$11,486	$(141,168)	$505,127	900	$(37,228)	$778,593	$462	$779,055

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2019	2018
Operating Activities:
Net income	$52,577	$55,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,365	38,378
Allowance for doubtful accounts	68	25
Asset impairment and closure costs	—	1,929
(Gain)/loss on sale of property and equipment	735	587
Deferred income taxes	(2,737)	6,537
Equity in (gains)/losses of unconsolidated affiliates	48	(3)
Stock-based compensation	12,515	7,469
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	1,668	3,173
Merchandise inventories	(5,699)	(15,254)
Accounts payable	13,412	(7,408)
Net cash provided by (used in) operating activities	112,952	90,787
Investing Activities:
Business acquisition, net of cash acquired	—	(23,895)
Additions to property and equipment	(86,409)	(74,788)
Short-term investments	(14,204)	(72,953)
Proceeds from settlements of short-term investments	29,485	19,063
Deposits for land purchase option agreements	—	300
Proceeds from disposal of property and equipment	157	93
Net cash provided by (used in) investing activities	(70,971)	(152,180)
Financing Activities:
Proceeds from long-term bank borrowings	—	28,500
Repayment of long-term bank borrowings	(9,509)	(28,931)
Proceeds from short-term bank borrowings	5,180	82,092
Repayment of short-term bank borrowings	(3,028)	(81,758)
Cash dividend payments	(10,986)	(10,645)
Purchase of treasury stock for tax withholding on stock compensation	(3,145)	(1,916)
Proceeds from exercise of stock options	—	269
Other financing activities	(59)	(22)
Net cash provided by (used in) financing activities	(21,547)	(12,411)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,365)	(985)
Net increase (decrease) in cash, cash equivalents	17,069	(74,789)
Cash, cash equivalents and restricted cash at beginning of period	96,914	165,712
Cash, cash equivalents and restricted cash at end of period	$113,983	$90,923

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,672	$10,652

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31,	May 31,
	2019	2018
Cash and cash equivalents	$106,445	$87,274
Short-term restricted cash	4,136	676
Long-term restricted cash	$3,402	$2,973
Total cash, cash equivalents, and restricted cash shown in the Consolidated statements of cash flows	$113,983	$90,923

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2019

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of  May 31, 2019, the Company had 42 warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;    six in Panama; four each in Trinidad and Dominican Republic;  three each in Guatemala and Honduras,  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In May 2018, the Company acquired land in the Dominican Republic upon which the Company built a new warehouse club, which opened in June 2019. This warehouse club, the fifth in the Dominican Republic, was designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. In September 2018 (fiscal year 2019), the Company acquired land in San Cristobal, Guatemala, upon which the Company is constructing a standard format warehouse club. San Cristobal is expected to open in the fall of 2019 (fiscal year 2020). In November 2018 (fiscal year 2019), PriceSmart leased land within the Metropark development on the south eastern side of Panama City, Panama, upon which the Company is constructing a standard format warehouse club. The Metropark club will be the Company’s seventh warehouse club in Panama and is expected to open in the fall of 2019 (fiscal year 2020). Once these new warehouse clubs are open, the Company will operate 45 warehouse clubs. The Company continues to explore and negotiate for other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

PriceSmart is expanding its omni-channel capabilities, including through its e-commerce platform, by investing in and integrating technology, talent and cross-border logistics infrastructure obtained as part of the acquisition of a company in March 2018. PriceSmart expects these investments and this integration to enhance the membership shopping experience, drive efficiencies and fuel sales growth. The Company acquired by PriceSmart also operates a legacy (i.e., marketplace and casillero) business through the Aeropost brand in 38 countries in Latin America and the Caribbean, many of which overlap with markets where PriceSmart operates its warehouse clubs.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIE’s. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements.  The Company's ownership interest in these store-front joint ventures, for which the Company has consolidated their financial statements as of May 31, 2019 are listed below:

Marketplace and Casillero Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
El Salvador	EL Salvador	60.0%	Consolidated
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

For the Company's ownership interest in real estate development joint ventures, since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.  The Company's ownership interest in real estate development joint ventures for which the Company has recorded under the equity method as of May 31, 2019 are listed below:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31,	August 31,
	2019	2018
Short-term restricted cash:
Restricted cash for land purchase option agreements	$4,136	$400
Other short-term restricted cash	—	5
Total short-term restricted cash	$4,136	$405

Long-term restricted cash:
Other long-term restricted cash (1)	$3,402	$3,049
Total long-term restricted cash	$3,402	$3,049
Total restricted cash	$7,538	$3,454

(1)	Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Goodwill and Other Intangibles – Goodwill and other intangibles totaled $59.3 million as of May 31, 2019 and $61.3 million as of August 31, 2018.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests Goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, the Company, together with its tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $4.3 million and $3.1 million as of May 31, 2019 and August 31, 2018, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules (which the Company has challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of May 31, 2019,  the Company had deferred tax assets of approximately $2.3 million in this country. Also, the Company had an income tax receivable balance of $7.5 million as of May 31, 2019 related to excess payments from fiscal years 2015 to 2019. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019.  Nevertheless, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on these matters.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2019	2018
Prepaid expenses and other current assets	$3,751	$5,921
Other non-current assets	21,385	19,224
Total amount of VAT receivables reported	$25,136	$25,145

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2019	2018
Prepaid expenses and other current assets	$13,080	$6,344
Other non-current assets	15,294	18,165
Total amount of Income tax receivables reported	$28,374	$24,509

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

In October 2018, the Company’s then Chief Executive Officer (“former C.E.O.”), resigned by mutual agreement with the Board of Directors. In connection with his departure, the Company recognized a one-time separation charge of approximately $3.8 million ($3.6 million net of tax) in the first quarter of fiscal year 2019. This amount was comprised of approximately $2.9 million of non-cash charges related to the acceleration of certain equity awards and approximately $892,000 for other separation costs. Given that the former C.E.O. had substantially rendered the required services per his separation agreement, the Company recorded these charges in the first quarter of fiscal 2019.  This charge was recorded in the General and administrative caption within the Consolidated Statements of Income and is recorded in the Company’s United States segment. The Company will substantially fulfill all payment obligations by the end of the third quarter of fiscal year 2020.

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2019, the Company reissued 63,000 treasury shares.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2019 and August 31, 2018.

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

Self-Insurance – As of October 1, 2017, PriceSmart, Inc. became self-insured for its U.S. employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its employees.  The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates, and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $637,000 as of May 31, 2019 and $801,000 as of August 31, 2018.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the three and nine months ended May 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Effect on other comprehensive (loss) income due to foreign currency translation	$(9,697)	$(2,461)	$(17,972)	$(126)

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

For the three and nine months ended May 31, 2019, we had a net expense associated with foreign currency transactions of approximately $192,000 and $1.9 million, respectively.

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

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which requires lease assets and liabilities to be recorded on the balance sheet. Certain qualitative and quantitative disclosures are also required. ASC 842 will be effective for the Company on September 1, 2019, and the Company expects to apply the transition practical expedients allowed by the standard. Additionally, the Company expects to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is currently implementing a new lease system and evaluating the changes to business processes and controls to support the adoption of this accounting standard update.

While the Company continues to evaluate the provisions of ASC 842, we currently expect the adoption of this guidance to have a material impact on the Company's consolidated balance sheets due to the creation of lease liabilities with corresponding right-of-use assets, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet upon adoption. However, the Company does not expect a material change to its net income attributable to the company on its consolidated statement of income or opening retained earnings on its consolidated balance sheet, or on the net increase (decrease) in cash, cash equivalents as reported on its consolidated statement of cash flows.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3 – REVENUE RECOGNITION

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on September 1, 2018, using the modified retrospective approach. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting the ASU was not material to the Condensed Consolidated Financial Statements.

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

Platinum Points Reward Programs. The Company began offering Platinum memberships in Costa Rica during fiscal year 2013 and expanded this offering into Panama, Dominican Republic, Trinidad, the United States Virgin Islands, Honduras, Jamaica and Barbados during fiscal years 2018 and 2019.  The Company plans to offer this program to additional markets during fiscal year 2019. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses, platinum rewards. The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale.

Co-branded Credit Card Points Reward Programs.  Most of the Company’s subsidiaries have points reward programs related to Co-branded Credit Cards. These points reward programs provide incremental points that can be used at a future time to acquire merchandise within the Company’s warehouse club.  This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services.  As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Net merchandise sales on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.

Gift Cards. Members’ purchases of gift cards, to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses, gift cards in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration.  However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest generating portfolio” or “IGP”).   The Company recognizes its portion of interest received as revenue.  As a result of the adoption of ASC 606, the Company has determined that this revenue should be recognized as “Other revenue and income” on the consolidated statements of income. In prior periods, this income was recognized as a reduction of credit card transaction fees in “Warehouse club and other operations” financial statement line item under Selling, general, and administrative expenses. Since the Company determined to adopt this guidance under the modified retrospective approach, this reclassification slightly reduces the comparability year over year of “Other revenue and income” and “Warehouse club and other operations.” Please see “Item 2: Management and Discussion Analysis – Other Revenue” for the Company’s explanation of the changes.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Contract Liabilities
	May 31, 2019	August 31, 2018
Deferred membership income	$24,571	$22,996
Other contract performance liabilities	$2,808	$2,773

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Foods & Sundries	$384,902	$383,546	$1,174,087	$1,169,928
Fresh Foods	209,452	205,144	630,657	617,713
Hardlines	83,606	85,122	274,596	285,021
Softlines	38,700	38,514	127,158	123,696
Other Business	38,349	38,147	116,244	116,089
Net Merchandise Sales	$755,009	$750,473	$2,322,742	$2,312,447

H

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

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Net income attributable to PriceSmart, Inc.	$14,096	$18,694	$52,518	$55,332
Less: Allocation of income to unvested stockholders	(189)	(244)	(414)	(642)
Net income attributable to PriceSmart, Inc. per share available for distribution	$13,907	$18,450	$52,104	$54,690
Basic weighted average shares outstanding	30,198	30,137	30,192	30,105
Add dilutive effect of performance stock units (two-class method)	7	—	10	—
Diluted average shares outstanding	30,205	30,137	30,202	30,105
Basic net income per share	$0.46	$0.61	$1.73	$1.82
Diluted net income per share	$0.46	$0.61	$1.73	$1.82

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2019 and 2018 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/30/2019	$0.70	2/15/2019	2/28/2019	N/A	$0.35	8/15/2019	N/A	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	N/A	$0.35	8/15/2018	8/31/2018	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(17,972)	80	(17,892)
Defined benefit pension plans	73	—	73
Derivative instruments (1)	(2,053)	—	(2,053)
Ending balance, May 31, 2019	$(141,168)	$79	$(141,089)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	(134)	8	(126)
Defined benefit pension plans	101	—	101
Derivative Instruments (1)	1,516	—	1,516
Ending balance, May 31, 2018	$(108,576)	$8	$(108,568)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	(12,890)	(1)	(12,891)
Defined benefit pension plans	(87)	—	(87)
Derivative Instruments (1)	1,779	—	1,779
Amounts reclassified from accumulated other comprehensive income (loss) (2)	41	—	41
Ending balance, August 31, 2018	$(121,216)	$(1)	$(121,217)

(1)	See Note 8 - Derivative Instruments and Hedging Activities.
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

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	May 31,	August 31,
	2019	2018
Retained earnings not available for distribution	$7,378	$6,798

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business related to the Company’s operations and property ownership.  The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.  It is possible, however, that the Company's results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company’s 2017 Form 10-K and 2018 Form 10-Qs. The complaint has not yet been served. The Company believes the claims are without merit and intends to vigorously defend itself against such claims.  However, the outcome of the legal proceeding is uncertain at this point.  Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.

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

The Company has historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from its foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, the Company expects foreign tax credits generated to exceed U.S. income tax liabilities for the foreseeable future. Therefore, as of May 31, 2019, the Company has recorded a valuation allowance of $2.8 million against its foreign tax credits.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2019 and August 31, 2018, the Company

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has recorded within other accrued expenses a total of $3.4 million and 3.0 million, respectively, for various non-income tax related tax contingencies.

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

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. One of the Company’s subsidiaries received assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  Based on a review of the Company's tax advisers' interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in this instance and has not recorded a provision for these assessments. However, the Company had to submit $2.6 million as advance payments to the government while it appeals.

In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court) do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of May 31, 2019 and August 31, 2018, the Company had deferred tax assets of approximately $2.3 million and $2.1 million in this country, respectively.  Also, the Company had an income tax receivable balance of $7.5 million and $7.1 million as of May 31, 2019 and August 31, 2018, respectively, related to excess payments from fiscal years 2015 to 2019.  In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a going-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019. Nevertheless, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request and/or court challenge on this matter.

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Open
Years ended May 31,	Locations(1)
2020	$13,583
2021	13,708
2022	12,903
2023	13,069
2024	12,770
Thereafter	183,840
Total	$249,873	(2)

(1)

Operating lease obligations have been reduced by approximately $2.5 million to reflect sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $1.8 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term.  This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of May 31, 2019 and August 31, 2018.

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  As of May 31, 2019, all of the vacated space has been subleased (and/or returned to the landlord).  As part of the subleases the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 2018.  As of May 31, 2019, the remaining balance of the LOC was $375,000.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of May 31, 2019 and August 31, 2018, the Company had approximately $18.3 million and $10.6 million, respectively, in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits as of May 31, 2019 and August 31, 2018 approximately $4.1 million and $400,000, respectively. The Company’s land purchase option agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of our agreements to purchase land without cause by forfeiture of some or all of the deposits we have made pursuant to the agreement. The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $52.1 million.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of May 31, 2019 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$194	$7,212	$99	$7,311
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	69	3,498	785	4,283
Total		$6,809	$3,638	$263	$10,710	$884	$11,594

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2019	$69,000	$2,152	$572	$66,276	6.5%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of May 31, 2019 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2019 and August 31, 2018, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in long-term debt for the nine-months ended May 31, 2019:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(2,838)	(6,671)	(9,509)
Reclassifications of long-term debt	11,644	(11,644)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(181)	71	(110)
Balances as of May 31, 2019	$23,480	$69,476	$92,956	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $115.0 million. No cash assets were assigned as collateral for these loans.

As of May 31, 2019, the Company had approximately $86.0 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2019, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2018, the Company had approximately $93.6 million of long-term loans in Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados, and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2020	$23,480
2021	8,342
2022	11,640
2023	4,827
2024	15,554
Thereafter	29,113
Total	$92,956

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

As of May 31, 2019, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2019:

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

For the three and nine months ended May 31, 2019 and 2018, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2019	$1,204	$110	$1,314
Interest expense for the three months ended May 31, 2018	$1,136	$277	$1,413
Interest expense for the nine months ended May 31, 2019	$3,606	$380	$3,986
Interest expense for the nine months ended May 31, 2018	$2,859	$774	$3,633

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2019	2018
Union Bank	$35,487	$35,700
Citibank N.A.	25,125	27,825
Scotiabank	19,658	25,149
Total	$80,270	$88,674

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2019			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,741	$(862)	$1,879	$2,405	$(819)	$1,586
Interest rate swaps	Other non-current assets	1	—	1	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	(587)	154	(433)	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(574)	172	(402)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$1,581	$(536)	$1,045	$3,862	$(1,103)	$2,759

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 42 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2019
Revenue from external customers	$17,454	$448,118	$228,586	$94,398	$—	$788,556
Intersegment revenues	284,205	3,401	1,032	444	(289,082)	—
Depreciation, Property and equipment	1,312	6,200	3,551	2,132	—	13,195
Amortization, Intangibles	606	—	—	—	—	606
Operating income (loss)	1,139	26,314	10,295	3,294	(19,045)	21,997
Net income (loss) attributable to PriceSmart, Inc. (3)	(1,655)	22,725	9,514	2,528	(19,016)	14,096
Capital expenditures, net	143	13,322	8,010	1,093	—	22,568

Nine Months Ended May 31, 2019
Revenue from external customers	$51,614	$1,372,918	$702,954	$295,132	$—	$2,422,618
Intersegment revenues	924,624	7,620	3,375	1,119	(936,738)	—
Depreciation, Property and equipment	3,958	18,072	10,181	6,356	—	38,567
Amortization, Intangibles	1,798	—	—	—	—	1,798
Operating income	4,565	90,681	37,346	10,327	(59,716)	83,203
Net income (loss) attributable to PriceSmart, Inc. (3)	(3,885)	75,009	32,536	8,632	(59,774)	52,518
Long-lived assets (other than deferred tax assets)	85,638	339,950	157,186	105,384	—	688,158
Intangibles, net	13,182	—	—	—	—	13,182
Goodwill	11,315	24,606	10,237	—	—	46,158
Total assets	152,322	605,399	331,999	172,144	—	1,261,864
Capital expenditures, net	3,759	56,695	24,271	3,831	—	88,556

Three Months Ended May 31, 2018
Revenue from external customers	$17,802	$451,597	$214,506	$98,296	$—	$782,201
Intersegment revenues	291,925	—	1,087	376	(293,388)	—
Depreciation and amortization	2,245	6,050	2,934	2,337	—	13,566
Operating income/(loss)	(883)	31,257	11,538	2,989	(16,472)	28,429
Net income (loss) attributable to PriceSmart, Inc.	(2,792)	25,485	10,074	2,377	(16,450)	18,694
Capital expenditures, net	3,024	12,803	14,368	873	—	31,068

Nine Months Ended May 31, 2018
Revenue from external customers	$35,087	$1,397,668	$663,317	$292,764	$—	$2,388,836
Intersegment revenues	906,114	—	3,265	693	(910,072)	—
Depreciation and amortization	5,680	17,459	8,343	6,896	—	38,378
Operating income	3,354	100,463	36,763	8,198	(49,919)	98,859
Net income (loss) attributable to PriceSmart, Inc.	(17,182)	82,997	33,000	6,414	(49,897)	55,332
Long-lived assets (other than deferred tax assets)	72,343	312,468	148,789	125,699	—	659,299
Intangibles, net	15,593	—	—	—	—	15,593
Goodwill	16,033	30,770	4,548	—	—	51,351
Total assets	160,793	562,401	333,985	189,291	—	1,246,470
Capital expenditures, net	4,612	35,364	33,997	2,729	—	76,702

As of August 31, 2018
Long-lived assets (other than deferred tax assets)	$67,650	$320,612	$150,516	$118,284	$—	$657,062
Intangibles, net	14,980	—	—	—	—	14,980
Goodwill	11,230	30,646	4,453	—	—	46,329
Total assets	186,174	536,756	310,411	183,051	—	1,216,392

(1)	Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(3)

In March 2018, the Company acquired technology, talent and cross-border logistics infrastructure that operated a marketplace and casillero business. Investments in the technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from the marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $2.9 million for the quarter and $11.0 million for the nine months ended May 31, 2019. Management considers this business to be part of its United States operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – ACQUISITION

On March 15, 2018, the Company acquired technology, talent and cross-border logistics infrastructure through a marketplace and casillero business operated by Aeropost, Inc. This acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations.  PriceSmart is actively integrating and investing in the technology, talent and infrastructure from this business to expand its omni-channel capabilities. The Company paid $29.0 million in cash for this acquisition. Under the merger agreement, $5.0 million of the total consideration has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost, Inc. executives remaining employed with the Company for 15 months from the date of closing. The amount placed in escrow also can be used to satisfy any indemnification claims and post-closing adjustments in favor of the Company. This contingent consideration is accounted for as post-combination compensation expense, reduces the total consideration and will be recorded over this 15 month period. The post-acquisition compensation expense is recorded as prepaid expenses and other current assets on the consolidated balance sheet, and has been treated as use of cash from operating activities on the consolidated statement of cash flows. The 15-month period lapsed on June 15, 2019, and the key Aeropost, Inc. executives remained employed with the Company during this time, as such, no claim in this respect will be made against the escrow balance for this concept. However, certain indemnification claims and post-closing adjustments submitted by the Company are still pending final resolution with the sellers.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma financial information shows the combined results of operations of the Company, including Aeropost, Inc., as if the acquisition had occurred as of the beginning of the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	May 31,	May 31,
	2018	2018
Pro forma total revenues	$791,413	$2,410,581
Pro forma net income attributable to PriceSmart, Inc. (1)	$15,778	$46,202
Pro forma net income attributable to noncontrolling interest	$124	$415

(1)

Includes the pro forma recognition of $723,000 and $2.2 million post-combination compensation expense, which represents three and nine months of continued service amortization required to satisfy the $3.8 million remaining purchase price contingency.

The following is summary financial information for Aeropost, Inc., including costs to expand omni-channel capabilities for fiscal year 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Total revenue	$8,973	$7,835	$28,100	$7,835
Net loss (net of tax benefits)	$(2,879)	$(2,290)	$(10,980)	$(2,290)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31,  2019 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Real Estate Transactions

In June 2019, the Company acquired land in Guatemala City, Guatemala, for potential development. No date has yet been set for the start of construction.

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
•

A few of our stockholders own approximately 24.4% of our voting stock as of May 31, 2019, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

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

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2019 and 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  We operate in 12 countries and one U.S. territory that are located in Latin America and the Caribbean. Our ownership in all operating subsidiaries as of May 31, 2019 is 100%, and they are presented on a consolidated basis.  The number of warehouse clubs for each country or territory are as follows:

	Number of	Number of	Anticipated		Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse		Warehouse
	in Operation as of	in Operation as of	Club Openings		Club Openings
Country/Territory	May 31, 2018	May 31, 2019	In Fiscal Year 2019		In Fiscal Year 2020
Colombia	7	7	—		—
Costa Rica	7	7	—		—
Panama	5	6			1
Trinidad	4	4	—		—
Dominican Republic	4	4	1	(1)	—
Guatemala	3	3	—		1
Honduras	3	3	—		—
El Salvador	2	2	—		—
Nicaragua	2	2	—		—
Aruba	1	1	—		—
Barbados	1	1	—		—
U.S. Virgin Islands	1	1	—		—
Jamaica	1	1	—		—
Totals	41	42	1		2

(1)     Small format warehouse club.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

In May 2018, the Company acquired land in the Dominican Republic upon which the Company built a new warehouse club, which opened in June 2019.  This warehouse club, the fifth in the Dominican Republic, was designed using our new small warehouse club format with sales floor square footage between 30,000 to 40,000 square feet, compared to 50,000 to 60,000 sales floor square footage within our most recent standard format warehouse club openings. This warehouse club represents one of our first developments of these smaller format stores intended to reach into additional geographic areas and provide more convenience for our members. In September 2018 (fiscal year 2019), we acquired land in San Cristobal, Guatemala, upon which the Company is constructing a standard format warehouse club. San Cristobal is expected to open in the fall of 2019.  In November 2018 (fiscal year 2019), PriceSmart leased land within the Metropark development on the south eastern side of Panama City, Panama, upon which the Company is constructing a standard format warehouse club. The Metropark club will be the Company’s seventh warehouse club in Panama and is expected to open in the fall of 2019. Once these three new clubs are open, we will operate 45 warehouse clubs. We continue to explore and negotiate for other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first nine months of fiscal year 2019 and fiscal year 2018, approximately 78% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 52% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results.  In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise, and/or the source of imported merchandise, in order to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

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

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members.  In larger, more developed countries, such as Costa Rica, Dominican Republic, Guatemala, Panama, and Colombia, customers may have more alternatives available to them to satisfy their shopping needs, than in other smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

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

Political and other factors in each of our markets may have significant effects on our business.  For example, beginning in April 2018, protests against social reforms and violent clashes with national security forces significantly impeded normal economic activity in Nicaragua, the effect of which has continued during the first nine months of fiscal year 2019. Also, labor strikes in Costa Rica disrupted normal commerce in September 2018. Social unrest in Honduras in May 2019 caused similar disruptions to commerce. U.S. foreign policy can also have an impact on social and economic stability in the countries where we operate. Additionally, changes in tax policies in certain countries which affect consumers’ personal tax rates and/or added consumption taxes, such as VAT (value-added taxes), can effectively raise the prices of our products.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  During fiscal year 2018 and during the first nine months of fiscal year 2019, we experienced this situation in Trinidad (“TT”).  We are working with our banks in Trinidad to source tradeable currencies (including Euros, British Pounds, and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. As of May 31, 2019, our Trinidad subsidiary had a net U.S. dollar denominated asset position of approximately $37.3 million, an increase of $24.3 million from August 31, 2018 when our Trinidad subsidiary had net U.S. dollar denominated asset position of approximately $13.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Business Strategy

Our business strategy is to improve the quality of life for our business and family members. We make available a wide range of high quality merchandise sourced from around the world at exceptional values. The annual membership fee enables us to operate our business, as well as offer services, and offer a tailored selection of products with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to respond to how our members expect to shop, create additional efficiencies in the distribution process and increase our significance in our members’ lives. We are working to create a shopping experience that blends the attributes and appeal of our brick and mortar business with the conveniences associated with technology-supported transactions and online shopping.

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

Current and Future Management Actions

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our members.  We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are exploring ways to improve our supply chain effectiveness through regional distribution centers that place our merchandise closer to our members.  During fiscal year 2018, we entered into a long-term lease for a 165,000 square foot distribution center in Costa Rica. We began operating in this distribution center during the fall of 2018.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. We believe real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases and will likely do so in the future.  Most recently, we have entered into a real estate lease in Panama City, Panama, for the construction of a warehouse club.

In recent years we have been evaluating options to replace our existing Enterprise Resource Planning (ERP) system. While we are not currently undergoing an ERP migration, we continue to enhance our IT systems and infrastructure to respond to and focus on evolving business requirements, but we are doing so in a manner we believe to be consistent with a future ERP migration process.

We are developing an expansion of our omni-channel capability, including through our e-commerce platform, by investing in and integrating the technology, talent and cross-border logistics infrastructure obtained as part of the acquisition, in March 2018, of a company which also operates a marketplace and casillero business. We expect these investments and this integration to enhance the membership shopping experience, including greater convenience for our members, drive efficiencies and fuel sales growth.  The first significant step in this process is the launch in the Dominican Republic of an e-commerce platform in conjunction with the opening of our new club there, which opened in June of 2019.

Financial highlights for the three months ended May 31, 2019 included:

•	Total revenues increased 0.8% over the comparable prior year period.
•

Net merchandise sales increased 0.6% over the comparable prior-year period.  We ended the quarter with 42 warehouse clubs compared to 41 warehouse clubs at the end of the third quarter of fiscal year 2018.

•

Comparable net merchandise sales (that is, sales in the 40 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended June 2, 2019 decreased 0.8%, impacted primarily by the devaluation of the Costa Rica Colon and Colombian Peso, an increasingly competitive retail environment in Panama, and ongoing instability in Nicaragua. The effects of currency devaluations had an approximately $27.5 million or 380 basis point (3.8%) negative constant currency impact on comparable net merchandise sales for the thirteen week period.

•	Membership income for the third quarter of fiscal year 2019 increased 2.2% to $13.1 million over the comparable prior-year period.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) decreased 3.8% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 13.9%, a decrease of 70 basis points (0.7%) from the same period last year.

•

Investments in technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from our marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $2.9 million or $0.09 per share.

•	Operating income for the third quarter of fiscal year 2019 was $22.0 million, compared to $28.4 million in the third quarter of fiscal year 2018.
•	We recorded a $192,000 net currency gain from currency transactions in the current quarter compared to a $575,000 net loss in the same period last year.
•	The tax provision of $7.5 million resulted in an effective tax rate for the third quarter of fiscal year 2019 of 34.7%. The effective tax rate for the third quarter of fiscal year 2018 was 30.3%.
•

Net income attributable to PriceSmart, Inc. for the third quarter of fiscal year 2019 was $14.1 million, or $0.46 per diluted share, compared to $18.7 million, or $0.61 per diluted share, in the comparable prior-year period.

Financial highlights for the nine months ended May 31, 2019 included:

•	Total revenues increased 1.4% over the comparable prior year period. Revenues from our marketplace and casillero operations of $20.3 million contributed 80 basis points (0.8%) of this increase.
•

Net merchandise sales increased 0.4% over the comparable prior-year period.  We ended the quarter with 42 warehouse clubs compared to 41 warehouse clubs at the end of the third quarter of fiscal year 2018.

•

Comparable net merchandise sales (that is, sales in the 40 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 39 weeks ended June 2, 2019 decreased 1.3%, impacted primarily by the Costa Rica Colon and Colombian Peso devaluation, an increasingly competitive retail environment in Panama, and ongoing instability in Nicaragua. The effects of currency devaluations had an approximately $76.1 million or 340 basis point (3.4%) negative constant currency impact on comparable net merchandise sales for the thirty-nine week period.

•	Membership income for the first nine months of fiscal year 2019 increased 2.1% to $38.7 million over the comparable prior-year period.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) decreased 2.5% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.0%, a decrease of 50 basis points 0.5% from the same period last year.

•

Investments in technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from our marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $11.0 million or $0.36 per share.

•	Operating income for the first nine months of fiscal year 2019 was $83.2 million, compared to $98.9 million in the first nine months of fiscal year 2018.
•	We recorded a $1.9 million net currency loss from currency transactions in the current nine-month period compared to an $87,000 net loss in the same period last year.
•

The effective tax rate for the first nine months of fiscal year 2019 was 33.7%, as compared to the effective tax rate for the first nine months of fiscal year 2018 of 42.5% primarily related to a one-time transitional repatriation tax on unremitted foreign earnings totaling $13.4 million recorded in the prior year period as part of U.S. Tax Reform.

•

Net income attributable to PriceSmart, Inc. for the first nine months of fiscal year 2019 was $52.5 million, or $1.73 per diluted share, compared to $55.3 million, or $1.82 per diluted share, in the comparable prior-year period.

COMPARISON OF THE three and nine months ended May 31, 2019 and 2018

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2019 with the three-month and nine-month periods ended on May 31, 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.  Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2019 and 2018.

	Three Months Ended
	May 31, 2019				May 31, 2018
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$437,602	58.0%	$(5,378)	(1.2)%	$442,980	59.0%
Caribbean	224,906	29.8	13,717	6.5	211,189	28.2
Colombia	92,501	12.2	(3,803)	(3.9)	96,304	12.8
Net merchandise sales	$755,009	100.0%	$4,536	0.6%	$750,473	100.0%

	Nine Months Ended
	May 31, 2019				May 31, 2018
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,341,147	57.7%	$(30,779)	(2.2)%	$1,371,926	59.3%
Caribbean	692,129	29.8	38,670	5.9	653,459	28.3
Colombia	289,466	12.5	2,404	0.8	287,062	12.4
Net merchandise sales	$2,322,742	100.0%	$10,295	0.4%	$2,312,447	100.0%

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

Overall, total net merchandise sales grew 0.6% for the third quarter and 0.4% for the nine-month period ended May 31, 2019. The third quarter increase resulted from a 3.9% increase in transactions and a 3.2% decrease in average ticket. For the nine-month period, the increase resulted from a 3.3% increase in transactions and a 2.8% decrease in average ticket.

Net merchandise sales in our Central America segment decreased 1.2% and 2.2% for the third quarter and the nine-months ended May 31, 2019, respectively, when compared to the same period last year. These declines had a 70 basis point (0.7%) and 130 basis point (1.3%) negative impact on total net merchandise sales growth, respectively.  Economic weakness, currency devaluation, and political instability led to decreased sales within our Costa Rica, Panama, Guatemala, Honduras, and Nicaragua markets, offset by year-on-year increased merchandise sales within our El Salvador market.

Net merchandise sales in our Caribbean segment grew 6.5% and 5.9% for the third quarter and the nine-months ended May 31, 2019, when compared to the same period last year. These increases had a 180 basis point (1.8%) and 160 basis point (1.6%) positive impact on total net merchandise sales growth, respectively. With the exception of our Barbados market, all markets within this segment showed increased net merchandise sales year-on-year.

Net merchandise sales in our Colombia segment decreased 3.9% for the third quarter and increased 0.8% for the nine-months ended May 31, 2019, when compared to the same period last year. The decrease for the third quarter had a 50 basis point (0.5%) negative impact, while the increase for the nine-month period had a 10 basis points (0.1%) positive impact on total net merchandise sales growth.  The decline for the third quarter is due to unfavorable foreign currency devaluation during the period.

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period's currency exchange rates, and the comparable prior year period's currency exchange rates. The disclosure of constant currency amounts or results permits investors to better understand our underlying performance without the effects of currency exchange rate fluctuations. The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three- and nine-month periods ended May 31, 2019.

	Currency exchange rate fluctuations for the
	Three Months Ended
	May 31, 2019
	Amount	% change
Central America	$(13,281)	(3.0)%
Caribbean	(2,522)	(1.1)
Colombia	(12,070)	(13.0)
Net merchandise sales	$(27,872)	(3.7)%

	Currency exchange rate fluctuations for the
	Nine Months Ended
	May 31, 2019
	Amount	% change to prior year
Central America	$(42,123)	(3.1)%
Caribbean	(9,218)	(1.3)
Colombia	(25,599)	(8.8)
Net merchandise sales	$(76,940)	(3.3)%

Overall, the effects of currency devaluations within our markets had an approximate $27.9 million and $76.9 million, or 370 basis point (3.7%) and 330 basis points (3.3%), negative constant currency impact on net merchandise sales for the quarter and nine-months ended May 31, 2019.

Currency devaluations had a $13.3 million and $42.1 million, or 300 basis point (3.0%) and 310 basis point (3.1%), negative constant currency impact on net merchandise sales in our Central America segment for the three and nine months ended May 31, 2019. The currency devaluations contributed approximately 180 basis points (1.8%) of the total negative impact on total net merchandise sales, for both the quarter and year-to-date period. Costa Rica, Guatemala, Honduras and our Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations had a $2.5 million and $9.2 million, or 110 basis point (1.1%) and 130 basis point (1.3%), negative constant currency impact on reported net merchandise sales in our Caribbean segment for the three and nine months ended May 31, 2019. The currency devaluations contributed approximately 30 basis points (0.3%) and 40 basis points (0.4%) of the total negative impact on total net merchandise sales for the quarter and the nine months period, respectively. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations had a $12.1 million and $25.6 million, or 1,300 basis point (13.0%) and 880 basis point (8.8%), negative constant currency impact on net merchandise sales in our Colombia segment for the three and nine months ended May 31, 2019.  The currency devaluations contributed approximately 160 basis points (1.6%) and 110 basis points (1.1%)  to the total negative impact on total net merchandise sales, respectively.

Comparable Merchandise Sales

We report comparable merchandise club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends.  Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to our warehouse club in the Dominican Republic opened on May 3, 2018 will not be used in the calculation of comparable sales until July 2019, and the sales related to our warehouse club opened in Panama on May 1, 2019 will not be used in the calculation of comparable sales until July 2020. Therefore, comparable net merchandise sales includes 40 warehouse clubs for the thirteen and thirty-nine week periods ended June 2, 2019.

The following table indicates comparable net merchandise sales in the reportable segments in which we operate, and the percentage increase or decrease in net merchandise sales by segment during fiscal years 2019 and 2018.

	Thirteen Weeks Ended
	June 2, 2019	June 3, 2018
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(1.8)%	(1.0)%
Caribbean	2.9	4.5
Colombia	(4.5)	17.9
Consolidated segments	(0.8)%	2.7%

	Thirty-Nine Weeks Ended
	June 2, 2019	June 3, 2018
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(2.9)%	0.1%
Caribbean	1.4	5.1
Colombia	0.6	13.6
Consolidated segments	(1.3)%	3.0%

Comparison of Thirteen Week Period and Thirty-Nine Week Period Ended May 31, 2019 and 2018

Comparable merchandise club sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen week period ended June 2, 2019 decreased 0.8% when compared to the prior year.  Comparable merchandise club sales that were open for at least 13 ½ months for some or all of the thirty-nine week period ended on June 2, 2019 decreased 1.3%.

Comparable merchandise sales in our Central America segment decreased 1.8% and 2.9% for the thirteen week period and the thirty-nine week period ended June 2, 2019. These decreases contributed approximately 100 basis points (1.0%) and 170 basis points (1.7%) of the decrease in total comparable merchandise sales, respectively.

For the thirteen week period, the negative economic conditions, foreign currency devaluation, and socio-political conditions within our Costa Rica, Panama, Honduras, and Nicaragua markets contributed approximately 150 basis points (1.5%) of the decrease, which was offset by a 50 basis point (0.5%) increase in Guatemala and El Salvador. For the thirty-nine week period, this segment’s comparable merchandise sales were impacted by the opening of our seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable warehouse club sales resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable merchandise sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable warehouse club sales. New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes or businesses, to shop more frequently. We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the Central America segment comparable merchandise sales by 50 basis points (0.5%) for the thirty-nine week period ending June 2, 2019. The balance of the decline in comparable merchandise sales for the Central America segment in the thirty-

nine week period is attributable to negative economic conditions, foreign currency devaluation, and socio-political conditions in our Costa Rica, Panama, Guatemala, and Nicaragua markets. These conditions contributed approximately 150 basis points (1.5%) of the decrease, which was offset by a 30 basis point (0.3%) increase in Honduras and El Salvador.

Comparable merchandise sales in our Caribbean segment increased 2.9% and 1.4% for the thirteen week period and thirty-nine week period ended June 2, 2019. These increases contributed approximately 80 basis points (0.8%) and 30 basis points (0.3%) of the positive impact in total comparable merchandise sales, respectively.

The opening of our fourth warehouse club in the Dominican Republic in May 2018 impacted this segment’s comparable merchandise sales.  We estimate that the transfer of sales associated with this warehouse club opening negatively impacted the Caribbean segment comparable merchandise sales by 50 basis points (0.5%) and 70 basis points (0.7%) for the respective periods.

Comparable merchandise sales in our Colombia segment decreased 4.5% for the thirteen week period and 0.6% for the thirty-nine week period ended June 2, 2019. The decrease contributed approximately 60 basis points (0.6%) of negative impact in total comparable sales for the respective period and 10 basis points (0.1%) of the positive impact in total comparable merchandise sales for the respective period.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the thirteen week and thirty-nine week periods ended June 2, 2019.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	June 2, 2019
	Amount	% change
Central America	$(13,057)	(3.0)%
Caribbean	(2,303)	(1.1)
Colombia	(12,136)	(13.3)
Comparable merchandise sales	$(27,496)	(3.8)%

	Currency Exchange Rate Fluctuations for the
	Thirty-Nine Weeks Ended
	June 2, 2019
	Amount	% change
Central America	$(42,084)	(3.2)%
Caribbean	(8,149)	(1.2)
Colombia	(25,899)	(9.0)
Comparable merchandise sales	$(76,132)	(3.4)%

Overall, the effects of currency devaluations within our markets had an approximate $27.5 million and $76.1 million, or 380 basis point (3.8%) and 340 basis points (3.4%), negative constant currency impact on comparable net merchandise sales for the thirteen week and thirty-nine week periods ended June 2, 2019, respectively.

Currency devaluations within our Central America segment accounted for approximately 180 basis points (1.8%) and 190 basis points (1.9%) of the impact of currency devaluations on total comparable merchandise sales for the thirteen week and thirty-nine week period, respectively. Our Costa Rica, Guatemala, Honduras and Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Caribbean segment accounted for approximately 30 basis points (0.3%) and 40 basis points (0.4%) of the impact of currency devaluations on total comparable merchandise sales for the thirteen week and thirty-nine week period, respectively. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations within our Colombia segment accounted for approximately 170 basis points (1.7%) and 110 basis points (1.1%) of the impact of currency devaluations on total comparable merchandise sales for the thirteen week and thirty-nine period, respectively.  This reflects the devaluation of the Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts. The table below represents the change in membership income by segment and as a percentage of net merchandise club sales of each segment:

	Three Months Ended
	May 31,				May 31,
	2019				2018
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$7,908	$38	0.5%	1.8%	$7,870
Membership income - Caribbean	3,475	349	11.2	1.5	3,126
Membership income - Colombia	1,749	(107)	(5.8)	1.9	1,856
Membership income - Total	$13,132	$280	2.2%	1.7%	$12,852

	Nine Months Ended
	May 31,				May 31,
	2019				2018
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$23,281	$(83)	(0.4)%	1.7%	$23,364
Membership income - Caribbean	10,235	945	10.2	1.5	9,290
Membership income - Colombia	5,201	(75)	(1.4)	1.8	5,276
Membership income - Total	$38,717	$787	2.1%	1.7%	$37,930

Number of accounts - Central America	852,013	10,357	1.2%		841,656
Number of accounts - Caribbean	423,987	14,897	3.6		409,090
Number of accounts - Colombia	342,016	11,927	3.6		330,089
Number of accounts - Total	1,618,016	37,181	2.4%		1,580,835

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

The number of member accounts during the first nine months of fiscal year 2019 was 2.4% higher than the year before. Membership income increased 2.1% over the same period.

The growth in membership accounts during fiscal year 2019 in our Caribbean market was primarily attributable to the opening of the new San Isidro warehouse club in the Dominican Republic in May 2018. Membership accounts in Colombia increased during the same period primarily due to an improving economy and the continued growth in the market’s acceptance of the warehouse club concept. Membership accounts in Central America during the same period remained stable at 1.2% growth. The Company’s twelve-month renewal rate was 85% for the nine-month periods ended May 31, 2019 and May 31, 2018.

Additionally, we continued expanding our platinum membership program. During the third quarter of fiscal year 2019, we began offering platinum memberships in Honduras in March 2019 along with Jamaica and Barbados both in May 2019. We expect to expand our platinum membership program to additional markets this year.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2019			May 31, 2018
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$8,891	$1,056	13.5%	$7,835
Miscellaneous income	2,401	2,064	612.5	337
Rental income	842	105	14.2	737
Other revenue	$12,134	$3,225	36.2%	$8,909

	Nine Months Ended
	May 31, 2019			May 31, 2018
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$27,910	$20,075	256.2%	$7,835
Miscellaneous income	7,465	6,330	557.9	1,135
Rental income	2,470	233	10.4	2,237
Other revenue	$37,845	$26,638	237.7%	$11,207

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

Other revenue for the quarter and nine-months ended May 31, 2019 includes non-merchandise revenue generated by our marketplace and casillero operations primarily from freight and handlings charges for on-line orders placed from customers in Latin America to retailers in the United States and delivered to locations throughout Latin America from a business we acquired in March 2018.  For the quarter, the net increase of $2.1 million in Miscellaneous income was primarily due to a $1.2 million increase mainly resulting from the adoption of the new revenue standard ASC 606 in the first quarter of fiscal year 2019, which results in interest generating portfolio (“IGP”) income being included in Miscellaneous income. In prior periods, including the third quarter of fiscal 2018, IGP was recorded as a reduction of general and administrative costs in accordance with the previous revenue guidance in effect at that time. There was also a $666,000 reimbursement, from a credit card vendor for underpayment of income earned on our co-branded credit card IGP.

For the nine-months ended May 31, 2019, Miscellaneous income increased $6.3 million, of which $3.4 million is the result of the inclusion of IGP in Miscellaneous income. The remaining $2.9 million is a reimbursement we received during the second and third quarter of this fiscal year for underpayment of income earned on our co-branded credit card IGP.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2019	May 31, 2018	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$755,009	$750,473	$4,536
Merchandise sales gross margin	$105,115	$109,224	$(4,109)
Merchandise sales gross margin percentage	13.9%	14.6%	(0.7)%

Revenues
Total revenues	$788,556	$782,201	$6,355
Percentage change from prior period			0.8%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	(0.8)%	2.7%	(3.5)%

Gross margin
Total gross margin	$126,669	$129,507	$(2,838)
Gross margin percentage to total revenues	16.1%	16.6%	(0.5)%

Selling, general and administrative
Selling, general and administrative	$104,672	$101,078	$3,594
Selling, general and administrative percentage of total revenues	13.3%	12.9%	0.4%

	Three Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2019	Total Revenue	2018	Total Revenue
Operating income- by segment
Central America	$26,314	3.4%	$31,257	4.0%
Caribbean	10,295	1.3	11,538	1.5
Colombia	3,294	0.4	2,989	0.3
United States	1,139	0.1	(883)	(0.1)
Reconciling Items (1)	(19,045)	(2.4)	(16,472)	(2.1)
Operating income - Total	$21,997	2.8%	$28,429	3.6%

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2019	May 31, 2018	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,322,742	$2,312,447	$10,295
Merchandise sales gross margin	$326,147	$334,607	$(8,460)
Merchandise gross margin percentage	14.0%	14.5%	(0.5)%

Revenues
Total revenues	$2,422,618	$2,388,836	$33,782
Percentage change from comparable period			1.4%

Comparable merchandise sales
Total calendar comparable merchandise sales increase (decrease)	(1.3)%	3.0%	(4.3)%

Gross margin
Total gross margin	$390,693	$383,117	$7,576
Gross Margin percentage to total revenues	16.1%	16.0%	0.1%

Selling, general and administrative
Selling, general and administrative	$307,490	$284,258	$23,232
Selling, general and administrative percentage of total revenues	12.7%	11.9%	0.8%

	Nine Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2019	Total Revenue	2018	Total Revenue
Operating income- by segment
Central America	$90,681	3.7%	$100,463	4.2%
Caribbean	37,346	1.5	36,763	1.5
Colombia	10,327	0.4	8,198	0.4
United States	4,565	0.2	3,354	0.1
Reconciling Items (1)	(59,716)	(2.4)	(49,919)	(2.1)
Operating income - Total	$83,203	3.4%	$98,859	4.1%

Warehouse clubs
Warehouse clubs at period end	42	41	1
Warehouse club square feet at period end	2,123	2,074	49

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	May 31,	% of	May 31,	% of
	2019	Total Revenue	2018	Total Revenue
Warehouse club and other operations	$78,231	9.9%	$76,259	9.8%
General and administrative	24,532	3.1	24,079	3.1
Pre-opening expenses	1,647	0.3	352	—
Loss/(gain) on disposal of assets	262	—	388	—
Total Selling, General and Administrative	$104,672	13.3%	$101,078	12.9%

	Nine Months Ended
	May 31,	% of	May 31,	% of
	2019	Total Revenue	2018	Total Revenue
Warehouse club and other operations	$228,161	9.4%	$217,712	9.1%
General and administrative	76,835	3.2	63,167	2.7
Pre-opening expenses	1,759	0.1	863	—
Asset impairment	—	—	1,929	0.1
Loss/(gain) on disposal of assets	735	—	587	—
Total Selling, General and Administrative	$307,490	12.7%	$284,258	11.9%

The following table summarizes the costs recorded as part of our consolidation of Aeropost-related activities (net of tax benefit), including costs to expand our omni-channel capabilities, the net operating results of our marketplace and casillero business and ongoing costs we recorded as part of our post-acquisition purchase accounting.

	Three Months Ended	Nine Months Ended
	May 31, 2019	May 31, 2019
Negative impact of Aeropost-related activities (net of tax benefit) on Net income attributable to PriceSmart, Inc., before amortization	$1,714	$7,415
Amortization of intangibles (net of tax benefit)	471	1,398
Amortization of compensation expense	694	2,167
Negative impact of Aeropost-related activities (net of tax benefit) on Net income attributable to PriceSmart, Inc.	$2,879	$10,980
Impact of Aeropost-related activities (net of tax benefit) on earnings per share	$(0.09)	$(0.36)

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

On a consolidated basis, net merchandise sales gross margin for the third quarter of fiscal year 2019 as a percentage of total net merchandise sales were 13.9%,  70 basis points (0.7%) lower than the third quarter of fiscal year 2018. Net merchandise margins decreased across all segments with the Central America segment contributing 40 basis points (0.4%), the Caribbean segment contributing 20 basis points (0.2%), and the Colombia segment contributing 10 basis points (0.1%) to the overall decline. The decline was driven largely from pricing actions to drive sales.

For the nine-month period, consolidated net merchandise sales gross margin as a percentage of total net merchandise sales were 14.0%, which is 50 basis points (0.5%) lower than the same period of fiscal year 2018. Net merchandise margins decreased across all segments with the Central America segment contributing 30 basis points (0.3%), and the Caribbean and Colombia segments each contributing 10 basis point (0.1%) to the overall decline. The decline was driven largely from pricing actions to drive sales.

Total gross margin to total revenues decreased 50 basis points (0.5%) for the three-month period presented. The quarter to date decrease is mainly due to lower net merchandise margins along with lower margins on non-merchandise revenues of our marketplace and casillero business, which decreased the gross margin to total revenues ratio by approximately 10 basis points (0.1%). Membership income, rental income and miscellaneous income gross margin percentage remained unchanged. The reclassification of income generated from the IGP as a result of the implementation of new revenue recognition standards along with a credit card contract incentive increased total gross margins by approximately 30 basis points (0.3%) for the quarter.

Total gross margin to total revenues increased 10 basis points (0.1%) for the nine-month period presented. The year to date increase is mainly due to higher margins on non-merchandise revenues of our marketplace and casillero business, which increased the gross margin to total revenues ratio by approximately 30 basis points (0.3%). Membership income, rental income and miscellaneous income gross margin percentage remained unchanged. The reclassification of income generated from the IGP as a result of the implementation of new revenue recognition standards along with a refund payment from a credit card vendor increased total gross margins by approximately 30 basis points (0.3%) for the year to date period.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $3.6 million to 13.3% of total revenues compared to 12.9% of total revenues in the third quarter of fiscal year 2018.

Warehouse club and other operations expense increased to 9.9% of total revenues compared to 9.8% for the third quarter of fiscal year 2018. This slight increase was attributable to operating an additional warehouse club compared to the prior year period. General and administrative expenses remained flat at 3.1% of total revenues for both comparable periods. Pre-opening expense increased to $1.3 million or 0.2% of total revenues compared to the prior year period. This increase is attributable to costs incurred to open our 42nd warehouse club and for the three remaining warehouse clubs expected to open this calendar year.

Selling, general, and administrative expenses increased $23.2 million to 12.7% of total revenues for the nine-month period ended May 31, 2019 compared to 11.9% for the same period during fiscal year 2018.

Warehouse club and other operations expense increased to 9.4% of total revenues compared to 9.1% for the nine-month period ended of fiscal year 2018. Our marketplace and casillero business added approximately $8.1 million or 30 basis points (0.3%) for the nine-month period.

General and administrative expenses increased to 3.2% compared to 2.7% for the nine-month period ended fiscal year 2018. Our investments to expand our omni-channel capabilities, together with our marketplace and casillero business added approximately $12.1 million or 50 basis points (0.5%), in costs to this line item for the nine-month period.

Operating income in the third quarter of fiscal year 2019 decreased to $22.0 million (2.8% of total revenue) compared to $28.4 million (3.6% of total revenue) for the same period last year, which reflects the decrease in gross margins on net merchandise sales and higher expenses year-on-year related to investments to expand our omni-channel capabilities, together with net operating results from our marketplace and casillero business.

Operating income for the nine-months ended May 31, 2019, decreased to $83.2 million (3.4% of total revenue) compared to $98.9 million (4.1% of total revenue) for the same period last year. As described above, lower merchandise margins as a percent of sales, higher expenses year-on-year related to investments to expand our omni-channel capabilities, together with the inclusion for the full nine months ended May 31, 2019 of the net operating results from our marketplace and casillero business acquired in March 2018 were the primary factors for the decrease in operating income.

Interest Expense

	Three Months Ended
	May 31,		May 31,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,407	$(40)	$1,447
Interest expense related to hedging activity	110	(167)	277
Capitalized interest	(602)	(240)	(362)
Net interest expense	$915	$(447)	$1,362

	Nine Months Ended
	May 31,		May 31,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$4,209	$425	$3,784
Interest expense related to hedging activity	380	(394)	774
Less: Capitalized interest	(1,640)	(691)	(949)
Net interest expense	$2,949	$(660)	$3,609

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Net interest expense decreased for the three- and nine-month periods ended May 31, 2019. Interest expense related to loans decreased for the three- month period ended May 31, 2019 due to lower average loan balances, while the expense increased for the nine-month period ended May 31, 2019 due to higher variable interest rates. Interest expense related to hedging activity decreased during the three- and nine-month periods due to the pay-off of the various loans held by our subsidiaries that were hedged and the remaining hedged loans having positive, or “in the money,” positions. Additional capitalized interest for the three- and nine-month periods of fiscal year 2019 compared to fiscal year 2018 resulted from higher levels of construction activities.

Other Income (Expense), net

Other income consists of currency gain or loss, as well as net benefit costs related to our defined benefit plans.

	Three Months Ended
	May 31,			May 31,
	2019			2018
	Amount	Increase from prior year	%Change	Amount
Other income (expense), net	$159	$734	127.7%	$(575)

	Nine Months Ended
	May 31,			May 31,
	2019			2018
	Amount	(Decrease) from prior year	%Change	Amount
Other income (expense), net	$(2,032)	$(1,945)	(2,235.6)%	$(87)

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

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

For the three-month period ended May 31, 2019, we had a net gain associated with foreign currency transactions of approximately $192,000. For the nine-month period ended May 31, 2019, we had a net expense associated with foreign currency transactions of approximately $1.9 million. These losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.  The main driver of the gain in the quarter and the loss for the year to date period is attributable to movements in the Jamaican dollar. Although, the Jamaican dollar depreciated resulting in a gain of $406,000 for the three-month period ended May 31, 2019, we incurred a $1.2 million loss for the nine-month period ended May 31, 2019 due to the Jamaican dollar appreciating 7.6% during the first seven months of this fiscal year. The appreciation of the Jamaican dollar adversely affected the overall value of our Jamaican assets due to our having an average U.S. dollar net asset position of $19.4 million during fiscal 2019. The Jamaican dollar (JMD) strengthening is primarily due to the Jamaican Central Bank’s intervention as part of its efforts to manage inflation this fiscal year.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes. The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share attributable to PriceSmart available for distribution:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$21,551	$26,862	$79,346	$96,301
Provision for income taxes calculated prior to U.S. tax law change	(6,568)	(9,204)	(26,553)	(29,231)
U.S. Tax Reform: Current tax rate reduction	557	587	1,666	2,014
U.S. Tax Reform: Re-measurement of net deferred tax assets/liabilities	—	489	—	(333)
U.S. Tax Reform: Other tax incentives	317	—	951	—
Incidental to U.S. Tax Reform: Valuation Allowances on Deferred Tax Assets	(1,784)	—	(2,785)	—
U.S. Tax Reform: Transition Tax	—	—	—	(13,400)
Subtotal of U.S. Tax Reform Effects	(910)	1,076	(168)	(11,719)
Total provision for income taxes	$(7,478)	$(8,128)	$(26,721)	$(40,950)
Income (loss) of unconsolidated affiliates	(4)	(18)	(48)	3
Net income	$14,069	$18,716	$52,577	$55,354
Less: net income (loss) attributable to noncontrolling interest	27	(22)	(59)	(22)
Net income attributable to PriceSmart, Inc.	$14,096	$18,694	$52,518	$55,332
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic net income per share	$0.46	$0.61	$1.73	$1.82
Diluted net income per share	$0.46	$0.61	$1.73	$1.82

Subtotal of U.S. Tax Reform Effects	$(910)	$1,076	$(168)	$(11,719)
Impact of U.S Tax Reform on basic and diluted net income per share	$(0.03)	$0.03	$—	$(0.38)

	Three Months Ended
	May 31,		May 31,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$9,298	$1,039	$8,259
Net deferred tax provision (benefit)	(1,820)	(1,689)	(131)
Provision for income taxes	$7,478	$(650)	$8,128
Effective tax rate	34.7%		30.3%

	Nine Months Ended
	May 31,		May 31,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$29,457	$(4,956)	$34,413
Net deferred tax provision (benefit)	(2,736)	(9,273)	6,537
Provision for income taxes	$26,721	$(14,229)	$40,950
Effective tax rate	33.7%		42.5%

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

For the three months ended May 31, 2019, the effective tax rate was 34.7%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•

A comparably unfavorable net impact of 6.4%, resulting from U.S. Tax Reform, which is the combination of: rate reduction, resulting in a 0.4% favorable impact; the favorable impact of 1.5% resulting from new export-related sales and service tax incentives; and the unfavorable impact of 8.3% from valuation allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable.

•

The comparably favorable impact of 2.2% resulting from the effective tax rate impact of costs incurred to expand our omni-channel capabilities and the net operating results of our marketplace and casillero business.

For the nine months ended May 31, 2019, the effective tax rate was 33.7%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•

The favorable impact of 13.9% resulting from nonrecurrence of the U.S. Tax Reform Transition Tax. A comparably unfavorable net impact of 2.3%, resulting from the combination of: the favorable impact of 1.2% resulting from new export-related sales and service tax incentives; and the unfavorable impact of 3.5% from allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable

•

The comparably unfavorable impact of 1.9% resulting from the effective tax rate impact of costs incurred to expand our omni-channel capabilities and the net operating results of our marketplace and casillero business.

Other Comprehensive Income (Loss)

	Three Months Ended
	May 31,			May 31,
	2019			2018
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(11,059)	$(8,719)	(372.6)%	$(2,340)

	Nine Months Ended
	May 31,			May 31,
	2019			2018
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(19,952)	$(21,443)	(1,438.2)%	$1,491

Comparison of Three and Nine Months Ended May 31, 2019 and 2018

Our other comprehensive loss of approximately $11.1 million for the third quarter of fiscal year 2019 resulted primarily from comprehensive loss of approximately $9.7 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, combined with comprehensive loss of approximately $1.4 million related to unrealized gains on changes in derivative obligations. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period.  The corresponding translation differences are recorded as a component of accumulated other comprehensive income or loss.  These adjustments would not affect net income unless the underlying investment in our local subsidiaries were liquidated.  The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. The change year over year for the three months ended is primarily due to higher foreign currency translation adjustments of $7.2 million and losses on our derivative instruments of $1.5 million. For the nine months ended May 31, 2019, other comprehensive loss of approximately $20.0 million resulted primarily from a comprehensive loss of approximately $18.0 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. Additionally, there was a comprehensive loss of approximately $2.1 million related to unrealized gains on changes in derivative obligations. The change year over year for the nine months ended is primarily due to higher foreign currency translation adjustments of $17.8 million and losses on our derivative instruments of $3.6 million.

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

	May 31,	August 31,
	2019	2018
Amounts held by foreign subsidiaries	$95,915	$79,454
Amounts held domestically	18,068	17,460
Total cash and cash equivalents, including restricted cash	$113,983	$96,914

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	May 31,	August 31,
	2019	2018
Amounts held by foreign subsidiaries	$17,023	$32,304
Amounts held domestically	—	—
Total short-term investments	$17,023	$32,304

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

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,	Increase/
	2019	2018	(Decrease)
Net cash provided by (used in) operating activities	$112,952	$90,787	$22,165
Net cash provided by (used in) investing activities	(70,971)	(152,180)	81,209
Net cash provided by (used in) financing activities	(21,547)	(12,411)	(9,136)
Effect of exchange rates	(3,365)	(985)	(2,380)
Net increase (decrease) in cash and cash equivalents	$17,069	$(74,789)	$91,858

We reported a year-on-year increase in the cash and cash equivalents used of approximately $91.9 million.  The primary factors in the year-on-year improvement in the use of cash were changes in cash used in investing activities and cash provided by operating activities offset by cash used in financing activities. Net cash used in investing activities decreased approximately $81.2 million year-on-year. This was primarily due to the year-on-year net decrease in cash used for short-term investments of approximately $58.7 million and net cash paid for Aeropost of $23.9 million in the prior period. The primary driver of the decrease in cash used in short-term investments is greater purchases of surplus hard currency (such as Euros and US dollars) in Trinidad compared to the prior year period. The increase in cash provided from operating activities was approximately $22.2 million.  This was primarily due to the year-on-year increase in accounts payable due to timing of payments, a year-on-year decrease in cash used for inventory, and a year-on-year increase in stock-based compensation of approximately $20.8 million, $9.6 million, and $5.0 million, respectively. These factors positively affecting net cash provided by operating activities were offset by a year-on-year decrease in deferred income taxes, the absence of impairment charges in the current year, and a year-on-year net decrease of other operating assets and liabilities of approximately $9.3 million, $1.9 million, and $1.5 million, respectively. The year-on-year increases in cash provided by operating activities were offset by year-on-year increases in cash used in financing activities of $9.1 million, which primarily relates to payments on our long-term debt.

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

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2019	$69,000	$2,152	$572	$66,276	6.5%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of May 31, 2019 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of May 31, 2019 and August 31, 2018, the Company was in compliance with respect to these covenants.  Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in our long-term debt for the nine months ended May 31, 2019:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(2,838)	(6,671)	(9,509)
Reclassifications of long-term debt	11,644	(11,644)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(181)	71	(110)
Balances as of May 31, 2019	$23,480	$69,476	$92,956	(3)

(1)	The carrying amount of non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.
(3)	The carrying amount of non-cash assets assigned as collateral for these loans was $115 million. No cash assets were assigned as collateral for these loans.

As of May 31, 2019, the Company had approximately $86.0 million of long-term loans in the U.S., Trinidad, Panama, El Salvador, Honduras, Costa Rica, Barbados and Colombia that require compliance with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2019, the Company was in compliance with all covenants or amended covenants.

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

The following table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that we have designated and qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income) / loss (in thousands):

		May 31, 2019			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,741	$(862)	$1,879	$2,405	$(819)	$1,586
Interest rate swaps	Other non-current assets	1	—	1	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	(587)	154	(433)	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(574)	172	(402)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$1,581	$(536)	$1,045	$3,862	$(1,103)	$2,759

From time to time, we enter into non-deliverable forward exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  As of May 31, 2019 and August 31, 2018, the Company did not have any open non-deliverable forward foreign-exchange contracts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on its financial condition or consolidated financial statements.

Repurchase of Equity Securities and Reissuance of Treasury Shares

At the vesting dates for restricted stock awards to our employees, we repurchase a portion of the shares that have vested at the prior day's closing price per share and apply the proceeds to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  We do not currently have a stock repurchase program. The company expects to continue this practice going forward.

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our consolidated balance sheets. We may reissue these treasury shares.

	Nine Months Ended
	May 31,	May 31,
	2019	2018
Shares repurchased	51,144	22,519
Cost of repurchase of shares (in thousands)	$3,145	$1,916

We have reissued treasury shares as part of our stock-based compensation programs.  During the nine months ended May 31, 2019 the Company reissued 63,000 treasury shares.  We did not reissue any treasury shares during the first nine months of fiscal 2018.

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

Income Taxes:    We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of May 31, 2019, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from its foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, as of May 31, 2019, we have recorded a  valuation allowance of $2.8 million against our foreign tax credits.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions as of May 31, 2019 and August 31, 2018.

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

In most countries where we operate, the VAT refund process is defined and structured with regular refunds or offsets.  However, we, together with our tax and legal advisers, is currently seeking clarification in court in one country without a clearly defined process but where we expect to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $4.3 million and $3.1 million as of May 31, 2019 and August 31, 2018, respectively.  In another country in which we have warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The rules (which we have challenged in court) effective for fiscal years 2015 to 2018 do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of May 31, 2019, we had deferred tax assets of approximately $2.3 million in this country.  Also, we had an income tax receivable balance of $7.5 million as of May 31, 2019 related to excess payments from fiscal year 2015 to 2019. In the third quarter of fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies rules on a go-forward basis for reimbursement of excess minimum tax paid beginning in fiscal year 2019, but not for prior years. Nevertheless, we have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because we believe that it is more likely than not that we will ultimately succeed in these refund requests, related appeals and/or court challenge on these matters.

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

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly, with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position. For the period ended May 31, 2019, there were no significant changes in the estimates of these positions or valuation allowances.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates.  There have been no material changes in our market risk factors at May 31, 2019 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. The gross fair value of our derivative financial instruments designated as cash flow hedges has decreased by $2.3 million since August 31, 2018, primarily due to the fluctuations in interest rates, fluctuations in exchange rates for the currencies that are being hedged, and changes in the scheduled maturities of the underlying instruments during the nine months ended May 31, 2019. Movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar were the cause of the $18.0 million loss in the foreign currency translation adjustments category of accumulated other comprehensive income (loss) for the nine months ended May 31, 2019.

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

The following table summarizes the amounts recorded for the three and nine months ending May 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Currency gain (loss)	$192	$(575)	$(1,930)	$(87)

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

As of May 31, 2019, our Trinidad subsidiary had net U.S. dollar denominated assets of approximately $37.3 million, an increase of $24.3 million from August 31, 2018 when our Trinidad subsidiary had a net U.S. dollar denominated asset of approximately $13.0 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. The Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company’s 2017 Form 10-K and 2018 Form 10-Qs. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  As set forth in the table below, during the quarter ended May 31, 2019, the Company repurchased 12,000 shares in the indicated months.  These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2019. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2019 - March 31, 2019	3,698	$61.99	—	N/A
April 1, 2019 - April 30, 2019	8,502	$58.66	—	N/A
May 1, 2019 - May 31, 2019	—	$—	—	N/A
Total	12,200	$59.67	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
10.1(5)*	Employment Agreement dated March 4, 2019 between Sherry S. Bahrambeygui and the Company
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 10, 2019	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	July 10, 2019	By:	/s/ MAARTEN O. JAGER
Maarten O. Jager
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)