Form 10-K
period 2019-08-31
PRICESMART INC
filed 2019-10-30
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,488,649,592 based on the last reported sale price of $64.66 per share on the NASDAQ Global Select Market on February 28, 2019.

As of October 17, 2019, 30,536,665 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 6, 2020 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2019

i

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart,” "we," “us,” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.” Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.

Our Company

PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia.  These regions have a population of approximately 109 million people and a combined gross domestic product of approximately $1.4 trillion. We also function as a wholesale supplier to a retailer in the Philippines.  We sell high quality brand name and private label consumer products at low prices to individuals and businesses.  Historically, our typical no-frills standard warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. However, during fiscal year 2019, we opened two new smaller sales floor warehouse clubs, one in Santo Domingo, Dominican Republic, and the other in Santiago de Veraguas, Panama. We design our smaller format clubs to serve markets whose population is likely to support a smaller club or that are in locations, such as urban areas, where it is challenging to secure sufficient real estate at a reasonable cost for a larger club.  We believe the smaller format can expand our geographic reach in existing markets and provide more convenience for our members. These smaller warehouse club formats have sales floor square footage ranging from 30,000 to 40,000 square feet.

As warehouse club operators, we believe that our business success depends on our ability to be the lowest cost operators in our markets and, in turn, to offer the lowest prices on high quality products and services in our markets.  We believe that lower prices on products and services drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our members, validating the membership investment that our customers make.  In fiscal year 2019, our average net merchandise sales were approximately $1,400 per square foot of sales floor space.

Our warehouse clubs operate in emerging markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores, convenience stores, traditional wholesale distribution and growing online sales.

The numbers of warehouse clubs in operation as of August 31, 2019 for each country or territory were as follows:

	Number of	Number of	Anticipated	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse	Warehouse
	in Operation as of	in Operation as of	Club Openings	Club Openings
Country/Territory	August 31, 2018	August 31, 2019	In Fiscal Year 2020	In Fiscal Year 2021
Colombia	7	7	—	2
Costa Rica	7	7	1	—
Panama	5	6	1	—
Dominican Republic	4	5	—	—
Trinidad	4	4	—	—
Guatemala	3	3	1	—
Honduras	3	3	—	—
El Salvador	2	2	—	—
Nicaragua	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	1
Totals	41	43	3	3

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States.  Our operating segments are the United States, Central America, the Caribbean and Colombia.

The table below shows when the newest clubs will open. Once these six clubs are open, the Company will operate 49 warehouse clubs.

Country	City/Neighborhood	Purchased/Leased	Expected Opening	Format
Panama	Metropark, Panama City	November 2018	Fall 2019(1)	Standard
Guatemala	San Cristobal, Guatemala City	September 2018	Fall 2019	Smaller
Costa Rica	Liberia	July 2019	Summer 2020	Smaller
Colombia	Bogota	August 2019	Fall 2020	Standard
Jamaica	Portmore	September 2019	Fall 2020	Standard
Colombia	Bucaramanga	October 2019	Fall 2020	Smaller

(1)	Warehouse club opened in October 2019.

We are investing in digital transformation, including omni-channel capabilities that enable e-commerce, by integrating technology, talent, supply chain, and operations to enhance the membership shopping experience, drive efficiencies and fuel sales growth.

We also operate a legacy (casillero and marketplace) Aeropost business in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate our warehouse clubs.

Competitive Strengths

Low Operating Costs.  Our format is designed to move merchandise from our suppliers to our members at a lower expense ratio than our competitors. We strive to achieve efficiencies in product distribution, minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. More recently, we also have opened distribution centers in certain of our high volume markets to improve efficiency and in-stock rates and reduce lead times on high volume products. Our focus on driving down operating costs allows us to offer better value and lower prices to our members, which we believe helps generate member loyalty and renewals, which in turn leads to increased sales.

Worldwide Sourcing.  Approximately 52.0% of our sales come from merchandise sourced in the U.S., Asia and Europe.  One of the primary advantages we have compared to most of our competitors is our United States-based buying team that sources merchandise from suppliers in the U.S. and around the world.  Our U.S.-based buyers identify and purchase new and exciting products, including our own Member’s Selection private label products.  Many of these products are available only at PriceSmart in the markets in which we operate.

Membership. Membership has been a basic operating characteristic in the warehouse club industry beginning over 43 years ago at Price Club, the first warehouse club. Membership fees are an additional component that enables us to operate our business on lower margins than conventional retail and wholesalers and represent approximately 1.7% of net merchandise sales.  In addition, membership allows us to connect more closely with our members and to promote customer loyalty.

Our membership represents a desirable demographic concentration with strong purchasing power in our markets. During 2019, we continued our expansion of our Platinum Membership rewards program into additional countries in our Central America and Caribbean segments. Similarly, we continue to expand our product and service offerings to members, including discounted travel through our PriceSmart Travel website, co-branded credit card benefits, optical departments and white goods direct delivery programs. We believe that untapped opportunities exist to further enhance the value of our membership in various areas.  We continue to explore opportunities to provide our members with products and services that are particularly attractive to our unique membership base.

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

Innovation. The warehouse club industry has been operating for over forty years, following the founding of Price Club in 1976. The world of merchandising has changed greatly over this period, particularly related to technology, the worldwide sourcing of products, a growing middle class in developing and emerging countries and ever changing consumer preferences. We have developed know-how to operate effectively in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, unique distribution and logistical challenges and member preferences that require our unique ability to source the correct mix of local versus imported merchandise. We believe that fundamental to our future success is our capacity to continue to adapt and innovate to meet the needs of our current and future members. While not yet as prevalent as in the U.S., online sales penetration is increasing in the markets where we operate. In fiscal year 2019, we instituted the Digital Transformation Committee. This committee is a standing committee reporting to our Board of Directors.  The Digital Transformation Committee is charged with oversight of the Company’s omni-channel development and digital transformation to enhance membership and shareholder value.

Experienced Management Team. In January 2019, Sherry Bahrambeygui was named PriceSmart’s Chief Executive Officer after having been an instrumental component of the evolution of the Company’s governance and other strategic initiatives for over 16 years, including as a member of the Board of Directors for the past eight years. In addition, the other members of our management team have extensive career experience in the warehouse club business.  Many of our executives learned the warehouse club business at Price Club or Sam’s Club (a division of Walmart).  The executive team acquired through Aeropost is experienced in developing online technology and marketing for e-commerce and logistics in the Latin America marketplace.

Growth Strategy

Our Board of Directors has approved a growth strategy that includes the following elements:

Increasing same “store” sales.  We are committed to increasing same store sales by increasing the number of member transactions and by increasing the average order size.  We believe that there are a number of ways to increase same store sales.  In some of our highest volume locations, we have enlarged our buildings to expand sales floors, remodeled aging stores, and added more parking. These projects have taken place at properties in Panama City, Panama; San Pedro Sula, Honduras; Santo Domingo, Dominican Republic; and Kingston, Jamaica.  We are planning to invest in a number of our locations in fiscal year 2020 to improve the shopping experience for our members that we believe will drive sales. Additionally, we plan to continue our development and expansion of our omni-channel member experience such as a comprehensive digital catalog of merchandise available to be ordered online and made available for pickup, direct delivery to home from one of our regional distribution centers or vendors, and enhanced analytics to help us better understand our members and improve the PriceSmart experience.  Another way to increase same store sales is to operate more efficiently and improve the tracking and flow of merchandise to our locations in order to reduce out of stocks.  We believe that the use of technologies to identify member shopping patterns will help us to design targeted marketing campaigns, which will further drive sales. Additionally, we believe that continuing to enhance the member value proposition by modifying our offering to include more prepared foods, offering new services, such as optical and discounts on external services like travel and insurance, helps to drive member loyalty and overall sales.

Adding New Warehouse Clubs in Existing Markets. We currently operate in 13 countries/territories, with the largest in terms of population and gross domestic product being Colombia. We currently have announced two additional clubs to open in Colombia in the fall of 2020. We also plan to open four additional warehouse clubs in our other markets. We plan to continue adding more clubs in our existing standard warehouse club format and in our new small warehouse club format where we believe the markets can support additional clubs.

New Markets.    While we continue to focus on opportunities to expand in Colombia, a market where our membership concept has proven to be well-received and holds significant potential to grow our business, we continue to evaluate potential opportunities for future expansion into new markets in South America.

Omni-channel Shopping and Other Services.  We are currently focusing our investment in digital transformation and omni-channel capabilities on the following strategic opportunities:

1. Convenience: Consumers increasingly are requesting home delivery or store pick up for larger items, as well as for their everyday basic shopping needs, such as consumable merchandise.  We are developing solutions, through technology, operational changes and third-party collaborations, to enable our members to order online and have products delivered to their homes or made available for pick up at our clubs.

2. Smaller Club Format:  Supplementing warehouse club sales with online shopping opportunities is essential to the success of our urban and secondary city club formats.  These smaller clubs may have a reduced selection of non-food products, but we plan to enable members to order online any product typically available at our larger format clubs.

3. Direct to Consumers: We are in the process of staging certain large ticket products directly in our distribution centers or with our vendors, initially in a few markets, so that members can order these products online and have them shipped directly to their home or business or picked up at one of our clubs.  We are also exploring the opportunity to add products to our in-country selection and fulfilling online orders directly from our distribution centers or vendors.

4. Cross-border shopping:   Using the sourcing expertise and buying power of PriceSmart, we have begun to extend the range of products that our members can purchase online.  For now, these new products are being sourced in the U.S., fulfilled through our Aeropost distribution center in Miami or forward deployed to regional or domestic distribution centers and shipped to our members.  Members are able to receive orders at their homes or businesses, at designated pick-up areas within our clubs or at Aeropost locations in countries where we operate clubs.

5. Additional expansion opportunities: We have begun to test combining PriceSmart’s purchasing power with Aeropost’s wider geographic presence and online capabilities to sell merchandise in markets where PriceSmart does not currently have a presence.

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

Historically, our international suppliers and especially our U.S. suppliers have generally shipped their products to our Miami distribution facility where they are received and assigned to various containers for direct shipment to our locations.  Regional and in-country suppliers have shipped directly to our locations.  As our location sales volumes have grown, we have begun to route more of our products from both international, regional and local suppliers to major regional distribution centers in order to improve in-stocks, reduce inventory weeks of supply and reduce expense inefficiencies, all with the goal of giving better prices to our members.

In 2018, we opened our first regional distribution center, which is located in Costa Rica within the metropolitan area of San Jose. This 165,000 square foot building is designed to receive, store and ship dry, refrigerated and frozen products to clubs in Central America. This regional distribution center has the capacity to ship products such as major appliances and online products directly to our members or to convenient pick-up locations, including our clubs.  We are considering other strategic locations for distribution centers to drive efficiencies and expand omni-channel offerings.

Our Membership Policy

We offer three types of memberships: Business, Diamond and Platinum. Only businesses can qualify for a  Business membership. We promote Business membership through our marketing programs by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately $30 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

The Diamond membership is targeted at individuals and families. The annual fee for a Diamond membership in most markets is approximately $35 (entitling members to two cards). In Colombia, the Diamond membership fee has been 90,000 (COP) (including VAT) since April 2019, providing a converted membership price of approximately $26.

The Company currently offers the Platinum membership program in nine of its thirteen markets. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue.  We expect to continue expanding Platinum membership to additional PriceSmart markets.

We recognize membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $24.9 million and $23.0 million as of August 31, 2019 and August 31, 2018, respectively.  Our membership agreements provide that our members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.

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

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors.  We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer.  Some of our competitors may have greater resources, buying power and name recognition.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators.  However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito and Cencosud in Colombia.  We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format.  We have noted that certain retailers within our markets are making investments in upgrading their locations and/or experimenting with different formats.  These actions may result in increased competition within our markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. We also face competition from online retailers and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future.

Our Employees

As of August 31, 2019, we had approximately 9,000 employees. Approximately 93% of our employees were employed outside of the United States, and unions represent approximately 1,800 employees. Our policy is to provide employees with good wages relative to the competition in the markets in which they work and to provide a safe working environment and good benefits which often exceed the legal requirements for countries in which we do business.  We believe that investing in our employees, treating them as partners in our business and providing opportunities for career advancement lead to long-serving, loyal employees, which in turn creates efficiencies in operations and results in better service to our members.  We consider our employee relations to be very good.

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

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic areas is incorporated herein within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Net Merchandise Sales by Segments” and Part II, Item 8 “Financial Statements and Supplementary Data Segment: Notes to Financial Statements, Note 17-Segments.”

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2019 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

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

Risks Associated with Our Business Strategy and Operations

Any failure by us to manage our widely dispersed operations could adversely affect our business.

As of August 31, 2019, the Company had 43 warehouse clubs in operation, located in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica; six in Panama; five in the Dominican Republic; four in Trinidad; three each in Guatemala and Honduras, two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica, and the United States Virgin Islands), and expects to open six new clubs in these countries in the next two years. We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

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

In some cases, we have more than one warehouse club in a single metropolitan area, and we may open new warehouse clubs in certain areas where we already have warehouse clubs. A new warehouse club in an area already served by existing warehouse clubs may draw members away from existing warehouse clubs and adversely affect comparable store sales performance. We experienced this adverse effect on comparable sales for existing warehouse clubs recently within our Costa Rica and Dominican Republic markets when we opened one new warehouse club in each of these markets in areas that already had an existing warehouse club.

We operate in relatively small markets. Given the growth of our sales over the past few years, market saturation could impact the rate of future sales growth.

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

The retail business is quickly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our recent acquisition of Aeropost and other ongoing investments, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative will depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our e-commerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs and materially adversely affect the financial performance of the physical retail side of our operations. In addition, the cost of certain e-commerce and technology investments will adversely impact our financial performance in the short-term and may adversely impact our financial performance over the longer term.

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

We have important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local, regional, and international merchandise suppliers, information technology suppliers, equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in the relationships or the agreements that govern the terms through which business is conducted could have a material adverse effect on our business, financial condition and results of operations. We have no assurances of continued supply, pricing or access to new merchandise, and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us. One of our significant suppliers operates a warehouse club business and may in the future seek to compete with us in some of our markets. In addition, the manner in which we acquire merchandise, either directly from the supplier’s parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond our control. Significant changes or disruptions in how we acquire merchandise from these suppliers could negatively affect our access to such merchandise, as well as the cost of merchandise to us and hence our members, which could have a material adverse effect on our business and results of operations.

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

If our merchandise, such as food and prepared food products for human consumption, drugs, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items exposes us to the risk of product liability claims, a product recall and adverse publicity. We may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. As we begin to package and market fresh produce products within our markets, we may be exposed to additional risk of product liability and adverse publicity if those fresh food products are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at our packaging service centers.

We generally seek contractual indemnification and proof of insurance from our major suppliers and carry product liability insurance for all products we sell to or package for our members. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on our ability to successfully market our products and on our financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential members and on our business, financial condition and results of operations.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations.

Given the high number of individual transactions we have each year, we seek to maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems and back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business or results of operations.

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

In 2017, we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, due to the rapidly evolving retail and technological landscape, as well as our recent acquisition of Aeropost, we have delayed this evaluation project in order to more holistically assess our overall IT landscape and strategy. Subsequent to that assessment, we will reconsider the need, timing, scope, and approach to our ERP replacement project. Not updating our systems on a timely basis could leave us at a disadvantage with respect to operational capabilities of our competitors. Our current ERP system is not supported by the developer of the software, which could increase the risk of a system disruption. In addition, there are newer versions available from the vendors of some of our other internal systems offering more current technology and functionality, which we have not yet implemented, and other systems which were internally developed a number of years ago which will require migration to more industry-standard technologies  We are in the process of evaluating the state of all such systems and establishing a transition plan to newer technologies. If we are unable to seamlessly transition these systems, we may cause disruption in operations, member satisfaction, or sales.

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

Failure to attract and retain qualified employees could materially adversely affect our financial performance.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material adverse effect on our business. We must attract, develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately attract, develop and retain highly qualified employees in the future, or to replace retiring key executives which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain life or disability insurance for our key executives.

External Factors that Could Adversely Affect Us

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

•

political instability, such as recent protests and civil unrest in Honduras, and Nicaragua and a general strike in Costa Rica led by public-sector unions that disrupted normal commerce in September 2018;

•	product registration, permitting and regulatory compliance;
•	volatility in foreign currency exchange rates;
•	general economic and business conditions; and
•	interruption of our supply chain.

These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations.

In 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua. Additionally, during 2019, the U.S. State Department has announced varying strategies regarding if, when and how it would authorize disbursement of foreign aid, that had been previously approved by the U.S. Congress, to Guatemala, Honduras and El Salvador.  Changes in U.S. policies regarding financial assistance could cause political or financial instability in the countries we serve.

Negative economic conditions could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, availability of credit, foreign currency exchange rates, interest rates and tax rates in each of our foreign markets, could adversely affect consumer demand for the products we sell, change the mix of products we sell to a mix with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operating results.  Factors such as declining expatriate remittances, reduced tourism and less foreign investment also could negatively impact the economies of Latin America and the Caribbean. A significant decline in the economies of the countries in which our warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates and increased barriers to entry such as higher tariffs and taxes. The economic factors that affect our operations also may adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available for sale to us.

We face significant competition.

Our international warehouse club business competes with exporters, importers, wholesalers, local retailers and trading companies in various international markets. Some of our competitors have greater resources, buying power and name recognition than we have.  We also face competition from online retailers who serve our markets, and we expect that this type of competition will grow and intensify in the future.

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

Online we compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer. We may be required to implement price reductions to remain competitive if any of our competitors reduce prices in any of our markets. In response to the increasing threat associated with online retailers, we are making technology investments which may result in increases in the use of cash and reduced profitability in the near term.

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

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes, hurricanes and volcanic activity, which are encountered periodically in the regions in which our warehouse clubs are located. Natural disasters could result in many days of lost sales at our warehouse clubs or adversely affect our distribution chain. For example, in early fiscal year 2018, operations at our USVI warehouse club were adversely affected by Hurricanes Irma and Maria.  The warehouse club was closed for nine days, and after re-opening, the warehouse club operated with limited hours for 16 days due to a government-imposed curfew. Damaged and destroyed roads restricted traffic flow, adversely affecting customer access for some time after the hurricane.  Future losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

We face difficulties in the shipment of, and risks inherent in the importation of, merchandise to our warehouse clubs.

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, over water and land, which results in:

•	substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory controls;
•	the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods;
•	product markdowns due to the prohibitive cost of returning merchandise upon importation;
•	product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from;
•	ocean freight and duty costs; and
•	possible governmental restrictions on the importation of merchandise.

Civil unrest in certain countries in which we operate may adversely affect the flow of goods through those countries. For example, in September 2018, protestors in Costa Rica blocked major highways around the country and impeded access to Costa Rica’s main commerce ports and fuel distribution sites. Similarly, recent political and civil unrest in Honduras and Nicaragua have involved roadblocks in many portions of these countries. Any restriction in the movement of goods through Costa Rica’s ports or over Honduras and Nicaragua’s highways could impair our ability to supply warehouse clubs not just in those countries, but in countries throughout the region as well.

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

We are subject to payment related risks.

We accept payments using a variety of methods, including cash and checks and a select variety of credit and debit cards. We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards and the processing of payments to vendors. Our business could be disrupted if these companies become unwilling or unable to provide these services to us. Additionally, failures or disruptions in data communication and transfer services could significantly impact our ability to transact payments to vendors and process credit and debit card transactions. We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks’ compromised card re-issuance costs, we may be subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.

We face the possibility of operational interruptions related to union work stoppages.

We currently have labor unions in three of our subsidiaries (Trinidad, Barbados and Panama). A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operations.

Legal and Compliance Risks

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

In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies or circumvent our compliance programs and, by doing so, violate such laws and regulations. Our Aeropost subsidiary operates as a freight forwarder, dealing with local customs officials in many jurisdictions in which we have not previously operated. In some countries, Aeropost operates through agents. Aeropost has been integrated into our compliance program; however, we have limited control over actions by Aeropost’s agents. Any violations of anti-corruption laws, even if prohibited by our internal policies, could adversely affect our business or financial performance.

We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.

We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes. Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.  In some countries, there have been changes in the method of computing minimum tax prepayments and there are no clear rules that allow the Company to obtain refunds or to offset prepayments that are substantially in excess of the actual computed tax liability.  Additionally, in one country the government alleges that there is not a clearly defined process in the laws and regulations to allow the tax authorities to refund Value Added Tax (“VAT”) receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and taking other actions to recover excess taxes paid or withheld.  However, if we do not prevail in these efforts, we may be required to establish a valuation reserve against these tax receivables and take an accompanying charge, which would adversely affect our financial condition and results of operation.

We file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which affects the amount of tax paid by us. We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the prevailing circumstances. However, our tax returns are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and therefore require us to pay additional taxes.

A recent example of the significant impact of taxes is the December 2017 U.S. Tax Reform. The resulting reduction in the tax rate from 35% to 21% may have a beneficial impact on the Company in the future. However, in fiscal year 2018, we incurred charges of $12.5 million due to a one time transitional tax on unremitted foreign earnings and $222,000 to reduce the value of deferred tax assets due to the reduction in U.S. tax rates. Furthermore, while the statutory tax rate decreased in the U.S., we currently do not expect to receive the full benefit of this rate reduction. This is due to the fact that we currently expect that the foreign tax credits that we can apply to our U.S. tax payable (from foreign withholdings), will exceed taxes owed at the 21% U.S. tax rate, for which our U.S. segment recorded a valuation allowance of $6.7 million for the 12 months ended August 31, 2019.

Any failure by us to maintain the security of the information that we hold relating to our company, members, employees and vendors, could damage our reputation with members, employees, vendors and others, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.

We receive, retain, and transmit personal information about our members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations and our websites in our Aeropost operations and in certain of our warehouse club foreign markets depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems.

The use of data by our business and our business associates is regulated in all of our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes.  If we or those with whom we share information fail to comply with these laws and regulations, we could be subjected to legal risk as a result of non-compliance.

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third party service providers' information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more hackers, cyber terrorists or others might defeat our security measures or those of our third-party service providers in the future and obtain the personal information of members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. We or one of our third-party service providers also may be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations.  In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid.  Associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and breach our or our third-party service providers’ information systems (whether digital or otherwise).

Any breach of our security measures or those of our third-party service providers and loss of our confidential information, which could be undetected for a period of time, or any failure by us to comply with applicable privacy and information security laws and regulations, could cause us to incur significant costs to protect any members and/or employees whose personal data was compromised and to restore member and employee confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.

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

A few of our stockholders own approximately 24.2% of our voting stock as of August 31, 2019,  which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 24.2% of our outstanding shares of common stock. Of this amount, approximately 78.0% (i.e., 18.9% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Financial and Accounting Risks

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2019, we had a total of 43 warehouse clubs operating in 12 foreign countries and one U.S. territory, 34 of which operate under currencies other than the U.S. dollar. For fiscal year 2019, approximately 77.0% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies, such as in the case of five of the six clubs we intend to open in fiscal 2020 and 2021.

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

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members for imported merchandise in those countries.  Merchandise imported into our markets is generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country.  If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making the products more expensive for our members.  Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in 2015 and 2019), the demand for, and sales of, those products could be negatively impacted.

Finally, the ability of the Company to convert local currency into U.S. dollars to settle U.S. dollar invoices can be impacted in certain markets due to economic factors or government policies creating illiquidity of the local currency.  This was the case in Trinidad at the end of 2016 which led us to reduce shipments from the U.S. to Trinidad to amounts that our Trinidad subsidiary could pay for using the amount of tradeable currency that could be sourced in that market, resulting in lost sales. Although the Company’s ability to convert Trinidad dollars for U.S. dollars has improved, and the Company is not reducing shipments, the illiquidity of the local currency in Trinidad continues to be a risk for the Company’s operations in that market.

Volatility and uncertainty regarding the currencies and economic conditions in the countries where we operate could have a material impact on our operations in future periods.

Changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, projections, estimates and judgments by our management. These include, but are not limited to assumptions, projections, estimates and judgements related to contingencies and litigation, income taxes, value added taxes, and long-lived assets. Changes in these rules or their interpretation or changes in underlying assumptions, projections, estimates or judgments by our management could significantly change our reported or expected financial performance. For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which will be effective for the Company starting September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a nonmonetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Below is a summary of PriceSmart’s warehouse club properties:

	As of 8/31/19		Expected Openings in Fiscal 2020/2021
	Own land	Lease land	Own land	Lease land
Location	and building	and/or building	and building	and/or building
COLOMBIA SEGMENT
Colombia	6	1	2
CENTRAL AMERICA SEGMENT
Panama	5	1	—	1
Guatemala (1)	1	2	1
Costa Rica	7	—	1
El Salvador	2	—
Honduras	2	1
Nicaragua	2	—
CARIBBEAN SEGMENT
Dominican Republic	5	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—	1
Total	35	8	5	1

(1)     We have also acquired land in Guatemala City, Guatemala, for potential development. No date has yet been set for the start of construction.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  As current leases expire, we believe that we generally will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. As of August 31, 2019, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,157,735 square feet, of which 367,134 square feet were on leased property.

We operate two large regional distribution centers, one in Miami, Florida and the other in San Jose, Costa Rica with several smaller local distribution centers for the consolidation and distribution of merchandise shipments to our warehouse clubs.  Our corporate headquarters is located in San Diego,  California, and we maintain other regional offices in the U.S. and our international locations. We own our regional distribution center in Miami, Florida, but we otherwise lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand.  Our leases for non-warehouse club facilities typically provide for initial lease terms between five and ten years, with options to extend; however, in some cases we have lease terms over ten years, mainly related to our corporate headquarters and Panama central offices.  We believe this leasing strategy for non-warehouse clubs enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions.  As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

Item 3.     Legal Proceedings

We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations.

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California.  The Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's 2017 Form 10-K and 2018 Form 10-Qs.  On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. PERA has until December 6, 2019, to file an amended complaint.  The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 17, 2019, there were approximately 19,383 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2019 FISCAL QUARTERS
First Quarter	9/1/2018	11/30/2018	$88.05	$64.81
Second Quarter	12/1/2018	2/28/2019	67.45	55.78
Third Quarter	3/1/2019	5/31/2019	64.69	48.60
Fourth Quarter	6/1/2019	8/31/2019	62.37	48.69

2018 FISCAL QUARTERS
First Quarter	9/1/2017	11/30/2017	$91.10	$79.90
Second Quarter	12/1/2017	2/28/2018	88.05	78.35
Third Quarter	3/1/2018	5/31/2018	90.75	78.60
Fourth Quarter	6/1/2018	8/31/2018	93.83	77.90

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2019.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2019, the Company repurchased a total of 75,462 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2019. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2018 - September 30, 2018	—	$—	—	N/A
October 1, 2018 - October 31, 2018	—	—	—	N/A
November 1, 2018 - November 30, 2018	—	—	—	N/A
December 1, 2018 - December 31, 2018	—	—	—	N/A
January 1, 2019 - January 31, 2019	38,270	62.09	—	N/A
February 1, 2019 - February 28, 2019	674	60.33	—	N/A
March 1, 2019 - March 31, 2019	3,698	61.99	—	N/A
April 1, 2019 - April 30, 2019	8,502	58.66	—	N/A
May 1, 2019 - May 31, 2019	—	—	—	N/A
June 1, 2019 - June 30, 2019	224	51.60	—	N/A
July 1, 2019 - July 31, 2019	2,622	61.11	—	N/A
August 1, 2019 - August 31, 2019	21,472	59.92	—	N/A
Total	75,462	$61.00	—	N/A

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

SELECTED FINANCIAL DATA

	Years Ended August 31,
	2019 (3)	2018 (1)(2)	2017	2016	2015
	(in thousands, except income per common share)
OPERATING RESULTS DATA:
Net merchandise sales	$3,091,648	$3,053,754	$2,910,062	$2,820,740	$2,721,132
Export sales	30,981	40,581	34,244	33,813	33,279
Membership income	52,149	50,821	47,743	45,781	43,673
Other revenue and income	49,140	21,546	4,579	4,842	4,519
Total revenues	3,223,918	3,166,702	2,996,628	2,905,176	2,802,603
Total cost of goods sold	2,695,691	2,656,520	2,519,752	2,449,626	2,352,839
Selling, general and administrative	409,255	379,949	338,642	316,474	297,656
Pre-opening expenses	2,726	913	44	1,191	3,737
Asset impairment	—	1,929	—	—	—
Loss/(gain) on disposal of assets	1,079	1,339	1,961	1,162	2,005
Operating income	115,167	126,052	136,229	136,723	146,366
Total other income (expense)	(4,057)	(3,464)	(3,486)	(5,483)	(9,770)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	111,110	122,588	132,743	131,240	136,596
Provision for income taxes	(37,560)	(48,177)	(42,018)	(42,849)	(47,566)
Income (loss) of unconsolidated affiliates	(61)	(8)	(1)	332	94
Net income	$73,489	$74,403	$90,724	$88,723	$89,124
Less: net income (loss) attributable to noncontrolling interest	(298)	(75)	—	—	—
Net income attributable to PriceSmart, Inc.	$73,191	$74,328	$90,724	$88,723	$89,124
NET INCOME ATTRIBUTABLE TO PRICESMART, INC. PER SHARE AVAILABLE FOR DISTRIBUTION:
Basic	$2.40	$2.44	$2.98	$2.92	$2.95
Diluted	$2.40	$2.44	$2.98	$2.92	$2.95
Weighted average common shares - basic	30,195	30,115	30,020	29,928	29,848
Weighted average common shares - diluted	30,195	30,115	30,023	29,933	29,855

(1)

U.S. Tax Reform in December 2017 resulted in a reduction in the tax rate from 35% to 21% and may have a beneficial impact on the Company in the future. However, in fiscal year 2018, we incurred charges of $12.5 million due to a one time transitional tax on unremitted foreign earnings and of $222,000 to reduce the value of deferred tax assets due to the reduction in U.S. tax rates.

(2)

On March 15, 2018, the Company acquired technology, talent, and cross-border logistics infrastructure that operated a marketplace and casillero business. Investments in the technology, talent, and infrastructure to expand our omni-channel capabilities, together with the operating results from the marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $9.3 million in for the fiscal year ended August 31, 2018.

(3)

During fiscal year 2019, Other revenue and income increased in comparison to 2018 due to the inclusion of an additional six and a half months of non-merchandise revenues from our marketplace and casillero business. Investments in the technology, talent, and infrastructure to expand our omni-channel capabilities, together with the operating results from the marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. by $14.5 million in for the fiscal year ended August 31, 2019.

SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2019	2018	2017	2016	2015
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$102,653	$93,460	$162,434	$199,522	$157,072
Short-term investments	17,045	32,304	—	—	—
Short-term and long-term restricted cash	3,583	3,454	3,278	3,194	1,525
Total Assets	1,296,411	1,216,392	1,177,514	1,096,735	991,224
Long-term debt	89,586	102,575	106,297	88,107	90,534
Total PriceSmart stockholders’ equity attributable to PriceSmart, Inc. stockholders	797,351	758,002	708,767	638,071	566,584
Dividends paid on common stock attributable to PriceSmart, Inc. stockholders(1)	$21,341	$21,240	$21,285	$21,274	$21,126

(1)	On January 30, 2019, January 24, 2018, February 1, 2017, February 3, 2016, and February 4, 2015 the Company declared cash dividends on its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual Report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Annual Report on Form 10-K under the heading “Part I - Item 1A - Risk Factors.”  Forward-looking statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

General Market Factors

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During fiscal year 2019, approximately 77.0% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 52.0% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results.  In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

From time to time, one or more markets in which we operate may experience economic slowdowns, which can negatively impact our business. Most countries in our Central America segment experienced general market conditions that resulted in a difficult operating environment during fiscal year 2019. Increasing foreign currency exchange volatility, slowing global economy activity and trade, decreasing levels of public investment and tax reform stalled economic growth for most of our countries in this region. Our Colombia segment, in particular, experienced significant foreign currency exchange volatility during fiscal year 2019, which negatively affected reported sales growth for that segment.

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members.  In larger, more developed countries, such as Costa Rica, Dominican Republic, Guatemala, Panama and Colombia, customers may have more alternatives available to them to satisfy their shopping needs, than in other smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

Demographic characteristics within each of our markets can also affect both the overall level of sales and also future sales growth opportunities.  Island countries such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size.  Countries with a smaller upper and middle class consumer population, such as Honduras, El Salvador, Jamaica and Nicaragua, offer growth potential but they may have a more limited potential opportunity for sales growth as compared to more developed countries with larger upper and middle class consumer populations.

Political and other factors in each of our markets may have significant effects on our business.  For example, labor strikes in Costa Rica disrupted normal commerce in September 2018. Social unrest in Honduras in May 2019 caused similar disruptions to commerce. U.S. foreign policy can also have an impact on social and economic stability in the countries where we operate. In 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua. Additionally, during 2019, the U.S. State Department has announced varying strategies regarding if, when and how it would authorize disbursement of foreign aid, that had been previously approved by the U.S. Congress, to Guatemala, Honduras and El Salvador.  Changes in U.S. policies regarding financial assistance could cause political or financial instability in the countries we serve.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  We continued to experience this situation in Trinidad (“TT”) during fiscal year 2019.  We are working with our banks in Trinidad to source tradeable currencies (including Euros, British Pounds, and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. As of August 31, 2019, our Trinidad subsidiary had a net Trinidad dollar denominated asset position measured in USD of approximately $24.9 million, a decrease of $15.4 million from August 31, 2018 when our Trinidad subsidiary had net Trinidad dollar denominated asset position of approximately $40.3 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Mission and Business Strategy

Our mission is to improve the quality of life for our business and family members. To do this, we make available a wide range of high quality merchandise sourced from around the world at exceptional values. The annual membership fee enables us to operate our business, offer a tailored selection of products, and services, with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to respond to how our members expect to shop, create additional efficiencies in the supply chain and increase our significance in our members’ lives. We are working to create a shopping experience that blends the attributes and appeal of our brick and mortar business with the conveniences associated with technology-supported transactions and online shopping.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable store net merchandise sales and our membership income. Our investments are focused on the long-term growth of the Company. These investments can impact near-term results, such as when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income, or when we open a new warehouse club in an existing market, which can reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs.

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

In 2017, we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. We have deferred that decision in order to more holistically assess our overall IT landscape and strategy. Nevertheless, we continue to enhance our IT systems and infrastructure to respond to evolving business requirements in a manner we believe to be consistent with a future ERP migration process.

We are investing in digital transformation, including omni-channel capabilities that enable e-commerce, by integrating technology, talent, supply chain and operations to enhance the membership shopping experience, drive efficiencies and fuel sales growth.  Our focus will be on launching these omni-channel capabilities in a methodical phased manner.

Financial highlights for the fourth quarter of fiscal year 2019 included:

•

Total revenues increased 3.0% over the comparable prior year period. Net merchandise sales contributed 400 basis points (4.0%) to this increase; however, this increase was offset by a decrease in export sales, which contributed a 100 basis points (1.0%) decrease to total revenues.

•

Net merchandise sales increased 3.7% over the comparable prior year period. We ended the quarter with 43 warehouse clubs compared to 41 warehouse clubs at the end of the fourth quarter of fiscal year 2018. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.6%.

•

Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 ½  calendar months) for the 13 weeks ended September 1, 2019 increased 1.5%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.7%.

•	Membership income for the fourth quarter of fiscal year 2019 increased 4.2% to $13.4 million primarily due to new member sign-ups for the club openings in Panama and the Dominican Republic.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) in the quarter increased 7.1% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.2%, an increase of 50 basis points (0.5%) from the same period in the prior year.

•	Operating income for the fourth quarter of fiscal year 2019 was $32.0 million, an increase of $4.8 million compared to the fourth quarter of fiscal year 2018.
•

We recorded a $454,000 net currency gain from currency transactions in the current quarter compared to a $211,000 net currency gain in the same period last year, primarily due to a  favorable foreign currency exchange rate fluctuation in Jamaica.

•

Our effective tax rate increased in the fourth quarter of fiscal year 2019 to 34.1% from 27.5% in the fourth quarter of fiscal year 2018.  The increase in the effective tax rate is primarily related to the unfavorable impact from valuation allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable, offset by U.S. Tax Reform rate reduction and tax incentives.

•

Net income attributable to PriceSmart for the fourth quarter of fiscal year 2019 was $20.7 million, or $0.67 per diluted share, compared to $19.0 million, or $0.62 per diluted share, in the fourth quarter of fiscal year 2018.

Financial highlights for fiscal year 2019 included:

•

Total revenues increased 1.8% over the comparable prior year period. Net merchandise sales contributed 120 basis points (1.2%) of the increase and the remaining 60 basis points (0.6%) increase resulted from the inclusion of the full-year revenues from the marketplace and casillero operations that we acquired in March 2018.

•

Net merchandise sales increased 1.2% over the comparable prior year period.  We ended the year with 43 warehouse clubs compared to 41 warehouse clubs at the end of the fiscal year 2018. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 3.2%.

•

Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 ½ calendar months) for the 52 weeks ended September 1, 2019 decreased 0.6%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 3.2%.

•	Membership income for the fiscal year 2019 increased 2.6% to $52.1 million primarily due to new member sign-ups for the club openings in Panama and the Dominican Republic.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) decreased 0.2% over the same prior year period, and merchandise gross profits as a percent of net merchandise sales were 14.3%, a decrease of 20 basis points (0.2%) from the same period last year.

•	Operating income for fiscal year 2019 was $115.2 million, a decrease of $10.9 million compared to fiscal year 2018.
•

Currency exchange transactions in the current year resulted in a $1.5 million net currency loss compared to a $192,000 net gain from currency exchange transactions last year primarily due to unfavorable foreign currency exchange rate fluctuations in Jamaica, Dominican Republic and Colombia.

•

The effective tax rate for fiscal year 2019 was 33.8%, as compared to the effective tax rate for fiscal year 2018 of 39.3%. The decrease in the effective tax rate is primarily related to the nonrecurrence of the U.S. Tax Reform Transition Tax and the U.S. Tax Reform rate reduction and tax incentives, offset by the unfavorable impact from valuation allowances on deferred tax assets from excess foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable.

•	Net income attributable to PriceSmart for fiscal year 2019 was $73.2 million, or $2.40 per diluted share, compared to $74.3 million, or $2.44 per diluted share, in the prior year.

Financial highlights for fiscal year 2018 included:

•

Total revenues increased 5.7% over the comparable prior year period. 0.6% of this increase was the result of approximately $16.9 million in non-merchandise revenue from our Aeropost operations acquired in March 2018.

•	Net merchandise sales increased 4.9% over the comparable prior year period. We ended the year with 41 warehouse clubs compared to 39 warehouse clubs at the end of the fiscal year 2017.
•	Comparable net merchandise sales (that is, sales in the warehouse clubs that have been open for greater than 13 ½ calendar months) for the 52 weeks ended September 2, 2018 increased 2.3%.
•	Membership income for the fiscal year 2018 increased 6.4% to $50.8 million.
•

Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 4.9% over the same prior year period, and merchandise gross profits as a percent of net merchandise sales were 14.5% which is unchanged from fiscal year 2017.

•	Operating income for fiscal year 2018 was $126.1 million, a decrease of $10.2 million compared to fiscal year 2017.
•	Currency exchange transactions in the current year resulted in a $192,000 net currency gain compared to a $1.2 million net gain from currency exchange transactions in the prior year.
•	The effective tax rate for fiscal year 2018 was 39.3%, as compared to the effective tax rate for fiscal year 2017 of 31.7%.
•	Net income attributable to PriceSmart for fiscal year 2018 was $74.3 million, or $2.44 per diluted share, compared to $90.7 million, or $2.98 per diluted share, in the prior year.

Comparison of Fiscal Year 2019 to 2018  and Fiscal Year 2018 to 2017

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2019,  2018 and 2017 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands.  Certain percentages presented are calculated using actual results prior to rounding.  Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the reportable segments in which we operate, and the percentage growth in net merchandise sales by segment during fiscal years 2019, 2018 and 2017.

	Years Ended
	August 31, 2019				August 31, 2018
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,789,943	57.9%	$(15,385)	(0.9)%	$1,805,328	59.1%
Caribbean	919,395	29.7	53,275	6.2	866,120	28.4
Colombia	382,310	12.4	4	0.0	382,306	12.5
Net merchandise sales	$3,091,648	100.0%	$37,894	1.2%	$3,053,754	100.0%

	Years Ended
	August 31, 2018				August 31, 2017
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,805,328	59.1%	$48,612	2.8%	$1,756,716	60.4%
Caribbean	866,120	28.4	50,856	6.2	815,264	28.0
Colombia	382,306	12.5	44,224	13.1	338,082	11.6
Net merchandise sales	$3,053,754	100.0%	$143,692	4.9%	$2,910,062	100.0%

Comparison of 2019 and 2018

Overall net merchandise sales grew by 1.2% for fiscal year 2019 compared to fiscal year 2018, resulting from a 2.9% increase in transactions offset by a 1.7% decrease in average ticket. In addition, we had 43 clubs in operation as of August 31, 2019 compared to 41 clubs as of August 31, 2018.

Net merchandise sales in our Central America segment decreased 0.9% for fiscal year 2019 compared to fiscal year 2018. These declines had a 50 basis point (0.5%) negative impact on total net merchandise sales growth. Economic weakness, currency devaluation and political instability led to decreased sales within our Costa Rica, Panama, Guatemala, and Nicaragua markets, offset by year-on-year increased merchandise sales within our El Salvador and Honduras markets.

Net merchandise sales in our Caribbean segment grew 6.2% for fiscal year 2019, when compared to fiscal year 2018. This increase had a 170 basis point (1.7%) positive impact on total net merchandise sales growth. Our Jamaica and Dominican Republic markets led the way in this segment by having 11.5% and 11.6% growth, respectively. In the Dominican Republic, we launched our fifth club in June 2019, while Jamaica had exceptional comparable net merchandise sales growth of 11.6%. With the exception of our Barbados market, all other markets within this segment showed increased net merchandise sales year-on-year.

Net merchandise sales in our Colombia segment experienced no material change for fiscal year 2019, when compared to fiscal year 2018. Net merchandise sales in our Colombia segment had no material impact on total net merchandise sales growth. The minimal growth for fiscal year 2019 is due to significant unfavorable foreign currency devaluation of the Colombian peso during the year.

Comparison of 2018 and 2017

Overall net merchandise sales grew by 4.9% for fiscal year 2018 compared to fiscal year 2017, resulting from a 3.7% increase in transactions and a 1.2% increase in average ticket.

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

Our Caribbean segment net merchandise sales increased 6.2% in fiscal year 2018 compared to fiscal year 2017, driven by sales increases within all of our markets in the segment, with the exception of our Barbados market. The difficult economic environment that affected fiscal year 2017 has improved, though we continue to closely monitor shipments of U.S. goods into our Trinidad market, as a result of continued currency illiquidity in that market.  Trinidad net merchandise sales for fiscal year 2018 increased 2.2% when compared to the same period last year.  The Company is not currently limiting shipments to Trinidad, but illiquidity concerns remain, which may again cause us to restrict shipments in the future.

Our Colombia segment’s net merchandise sales increased 13.1% in fiscal year 2018 compared to fiscal year 2017.  With the stabilization of the exchange rate between the Colombian peso and the U.S. dollar over the past two years, we have seen an improving sales picture in all of our warehouse clubs in Colombia. This, coupled with our efforts to source high quality merchandise from local suppliers, resulted in an 8.9% increase in transactions in the fiscal year and average ticket growth of 3.9%.

Comparison of 2019 and 2018 in Constant Currency

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

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the year ended August 31, 2019.

	Currency Exchange Rate Fluctuations for the
	Twelve Months Ended
	August 31, 2019
	Amount	% change to prior year
Central America	$(48,622)	(2.7)%
Caribbean	(11,039)	(1.3)
Colombia	(37,651)	(9.8)
Net merchandise sales	$(97,312)	(3.2)%

Overall, the effects of currency devaluations within our markets had an approximate $97.3 million or 320 basis point (3.2%) negative constant currency impact on net merchandise sales for the year ended August 31, 2019.

Currency devaluations had a $48.6 million or 270 basis point (2.7%) negative constant currency impact on net merchandise sales in our Central America segment for the year ended August 31, 2019. The currency devaluations contributed approximately 160 basis points (1.6%) of the total negative impact on total net merchandise sales. Costa Rica, Guatemala, Honduras and our Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations had an $11.0 million or 130 basis point (1.3%) negative constant currency impact on reported net merchandise sales in our Caribbean segment for the year ended August 31, 2019. The currency devaluations contributed approximately 40 basis points (0.4%) of the total negative impact on total net merchandise sales. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations had a $37.7 million or 980 basis point (9.8%) negative constant currency impact on net merchandise sales in our Colombia segment for the year ended August 31, 2019. The currency devaluations contributed approximately 120 basis points (1.2%) to the total negative impact on total net merchandise sales.

Comparison of 2018 and 2017 in Constant Currency

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the year ended August 31, 2018.

	Currency Exchange Rate Fluctuations for the
	Twelve Months Ended
	August 31, 2018
	Amount	% change
Central America	$(14,051)	(0.8)%
Caribbean	(7,650)	(0.9)
Colombia	7,558	2.0
Net merchandise sales	$(14,143)	(0.5)%

Overall, the effects of currency devaluations within our markets had an approximate $14.1 million or 50 basis point (0.5%) negative constant currency impact on net merchandise sales for the year ended August 31, 2018.

Currency devaluations had a $14.1 million or 80 basis point (0.8%) negative constant currency impact on net merchandise sales in our Central America segment for the year ended August 31, 2018. The currency devaluations contributed approximately 50 basis points (0.5%) of the total negative impact on total net merchandise sales.

Currency devaluations had a $7.7 million or 90 basis point (0.9%) negative constant currency impact on reported net merchandise sales in our Caribbean segment for the year ended August 31, 2018. The currency devaluations contributed approximately 30 basis points (0.3%) of the total negative impact on total net merchandise sales.

Currency appreciation had a $7.6 million or 20 basis point (0.2%) positive constant currency impact on net merchandise sales in our Colombia segment for the year ended August 31, 2018. The currency appreciations contributed approximately 30 basis points (0.3%) to the total negative impact on total net merchandise sales.

Net Merchandise Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2019, 2018 and 2017.

	Years Ended August 31,
	2019	2018	2017
Foods & Sundries	51%	51%	51%
Fresh Foods	27	27	26
Hardlines	12	12	13
Softlines	5	5	5
Other Business	5	5	5
	100%	100%	100%

Comparison of 2019 to 2018

The mix of sales by major category remained unchanged between fiscal year 2019 and 2018.

Comparison of 2018 to 2017

The mix of sales by major category changed slightly by 1% for Fresh Foods and Hardlines between fiscal year 2018 and 2017.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday.  The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes.  This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends.  Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period.  For example, sales related to our warehouse club in Panama opened on May 1, 2019 will not be used in the calculation of comparable sales until July 2020, and the sales related to our warehouse club opened in the Dominican Republic on June 27, 2019 will not be used in the calculation of comparable sales until September 2020. Therefore, comparable net merchandise sales includes 41 warehouse clubs for the fifty-two week period ended September 1, 2019.

The following table indicates the comparable net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2019 and 2018.

	Fifty-Two Weeks Ended
	September 1, 2019	September 2, 2018
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(2.0)%	(0.7)%
Caribbean	2.2	4.4
Colombia	(0.3)	13.4
Consolidated segments	(0.6)%	2.3%

Comparison of 2019 to 2018

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the fifty-two week period ended September 1, 2019 decreased 0.6%.

Comparable net merchandise sales in our Central America segment decreased 2.0% for the fifty-two week period ended September 1, 2019. This decrease contributed approximately 120 basis points (1.2%) of the decrease in total comparable merchandise sales.

For the year, the negative economic conditions, foreign currency devaluation, and socio-political conditions within our Costa Rica, Panama, Guatemala, and Nicaragua markets contributed approximately 100 basis points (1.0%) of the decrease, which was offset by a 30 basis point (0.3%) increase in Honduras and El Salvador. The Central America segment comparable merchandise sales for fiscal year 2019 were impacted by the opening of the Company’s seventh warehouse club in Costa Rica in an area called Santa Ana. Often times, new warehouse clubs that we open are not far from existing warehouse clubs that are included in the calculation for comparable net merchandise sales, resulting in a transfer of some sales from an existing club (in this case Escazu) to the new club.  This transfer of sales from existing warehouse clubs that are included in the calculation of comparable net merchandise sales to new warehouse clubs that are not included in the calculation can have an adverse impact on reported comparable net merchandise sales.  We estimate that the transfer of sales associated with the Santa Ana opening negatively impacted the comparable net merchandise sales for the Central America segment by 50 basis points (0.5%).  New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently.

Comparable net merchandise sales in our Caribbean segment increased 2.2% for the fifty-two week period ended September 1, 2019. This increase contributed approximately 60 basis points (0.6%) of positive impact in total comparable merchandise sales.

The opening of our fourth and fifth warehouse clubs in the Dominican Republic in May 2018 and June 2019 impacted this segment’s comparable merchandise sales. We estimate that the transfer of sales associated with the opening of these warehouse clubs negatively impacted the Caribbean segment comparable merchandise sales by 160 basis points (1.6%) for the fifty-two week period ended September 1, 2019. All other markets in this segment, with the exception of Barbados, showed strong growth compared to the prior year. Notably, investments we made in our Jamaica market contributed to growth of 11.6% in comparable net merchandise sales during the year.

Comparable net merchandise sales in our Colombia segment decreased 0.3% for the fifty-two week period ended September 1, 2019. The decrease had an immaterial negative impact in total comparable sales. The decline was largely due to the significantly unfavorable devaluation of the Colombia peso relative to the U.S. dollar.

Comparison of 2018 to 2017

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the fifty-two week period ended September 2, 2018 grew 2.3%.

In the Central America segment, we estimate that cannibalization from the opening of the Company’s seventh warehouse club in Costa Rica negatively impacted the comparable net merchandise sales by 180 basis points (1.8%). New warehouse clubs attract new members from areas not previously served by us and also create the opportunity for some existing members, particularly those who now find the new clubs closer to their homes, to shop more frequently. Additionally, general weakness in Panama, one of our largest markets in this segment, and social unrest starting in May 2018 within our Nicaragua market impacted comparable net merchandise sales by approximately 70 basis points (0.7%).

The Caribbean segment experienced positive comparable merchandise sales for fiscal year 2018, on improving conditions in all markets compared to the year earlier period, particularly Trinidad, Dominican Republic, Jamaica and USVI.

Colombia recorded the highest comparable merchandise club sales of 13.4%. The comparable warehouse sales growth benefitted from continued stability in the local currency relative to the U.S. dollar.

Comparison of 2019 to 2018 in Constant Currency

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the fifty-two week periods ended September 1, 2019.

	Currency Exchange Rate Fluctuations for the
	Fifty-Two Weeks Ended
	September 1, 2019
	Amount	% change
Central America	$(48,427)	(2.8)%
Caribbean	(9,688)	(1.1)
Colombia	(37,878)	(10.0)
Comparable merchandise sales	$(95,993)	(3.2)%

Overall, the effects of currency devaluations within our markets had an approximate $96.0 million, or 320 basis point (3.2%), negative constant currency impact on comparable net merchandise for the fifty-two week period ended September 1, 2019.

Currency devaluations within our Central America segment accounted for approximately 160 basis points (1.6%) of the impact of currency devaluations on total comparable merchandise sales for the fifty-two week period ended September 1, 2019. Our Costa Rica, Guatemala, Honduras and Nicaragua markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Caribbean segment accounted for approximately 30 basis points (0.3%) of the impact of currency devaluations on total comparable merchandise for the fifty-two week period ended September 1, 2019. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Colombia segment accounted for approximately 130 basis points (1.3%) of the impact of currency devaluations on total comparable merchandise sales for the fifty-two week period ended September 1, 2019. This reflects the devaluation of the Colombia peso when compared to the same period a year ago.

Comparison of 2018 to 2017 in Constant Currency

Comparable net merchandise sales included 39 warehouse clubs for the fifty-two week period ended September 2, 2018. The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the fifty-two week periods ended September 2, 2018.

	Currency Exchange Rate Fluctuations for the
	Fifty-Two Weeks Ended
	September 2, 2018
	Amount	% change
Central America	$(13,302)	(0.8)%
Caribbean	(7,020)	(0.8)
Colombia	7,447	2.0
Comparable merchandise sales	$(12,875)	(0.4)%

Overall, the effects of currency devaluations within our markets had an approximate $12.9 million, or 40 basis point (0.4%), negative constant currency impact on comparable net merchandise for the fifty-two week period ended September 2, 2018.

Currency devaluations within our Central America segment accounted for approximately 40 basis points (0.4%) of the impact of currency devaluations on total comparable merchandise sales for the fifty-two week period ended September 2, 2018. Our Costa Rica, Nicaragua and Honduras markets all experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Caribbean segment accounted for approximately 30 basis points (0.3%) of the impact of currency devaluations on total comparable merchandise for the fifty-two week period ended September 2, 2018. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations within our Colombia segment accounted for approximately 30 basis points (0.3%) of positive impact of currency appreciation on total comparable merchandise sales for the fifty-two week period ended September 2, 2018. This reflects the appreciation of the Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts.

	Years Ended
	August 31,				August 31,
	2019				2018
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$31,505	$341	1.1%	1.8%	$31,164
Membership income - Caribbean	13,670	1,123	9.0	1.5	12,547
Membership income - Colombia	6,974	(136)	(1.9)	1.8	7,110
Membership income - Total	$52,149	$1,328	2.6%	1.7%	$50,821

Number of accounts - Central America	861,469	20,549	2.4%		840,920
Number of accounts - Caribbean	430,869	14,010	3.4		416,859
Number of accounts - Colombia	342,661	5,911	1.8		336,750
Number of accounts - Total	1,634,999	40,470	2.5%		1,594,529

	Years Ended
	August 31,				August 31,
	2018				2017
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$31,164	$1,332	4.5%	1.7%	$29,832
Membership income - Caribbean	12,547	683	5.8	1.4	11,864
Membership income - Colombia	7,110	1,063	17.6	1.9	6,047
Membership income - Total	$50,821	$3,078	6.4%	1.7%	$47,743

Number of accounts - Central America	840,920	11,185	1.3%		829,735
Number of accounts - Caribbean	416,859	25,448	6.5		391,411
Number of accounts - Colombia	336,750	15,057	4.7		321,693
Number of accounts - Total	1,594,529	51,690	3.4%		1,542,839

Comparison of 2019 to 2018

The number of member accounts during fiscal year 2019 was 2.5% higher than the year before. Membership income increased 2.6% over the same period.

The growth in membership accounts during fiscal year 2019 in our Caribbean market was primarily attributable to the opening of the new Bolivar warehouse club in the Dominican Republic in June 2019. Membership accounts in Colombia increased during the same period primarily due to an improving economy and the continued growth in the market’s acceptance of the warehouse club concept. Membership accounts in Central America increased during the same period primarily due to the opening of the new Veraguas warehouse club in Panama in May 2019. The Company’s twelve-month renewal rate increased to 85.7% for the year ended August 31, 2019 from 85.1% for the year ended August 31, 2018.

Additionally, we continued expanding our Platinum membership program. We began offering Platinum memberships in Honduras, Jamaica, Aruba, USVI and Barbados in fiscal year 2019.

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

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2019			August 31, 2018
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$36,837	$19,974	118.4%	$16,863
Miscellaneous income	9,049	7,375	440.6	1,674
Rental income	3,254	245	8.1	3,009
Other revenue	$49,140	$27,594	128.1%	$21,546

{

	Years Ended
	August 31, 2018			August 31, 2017
	Amount	Increase from prior year	% Change	Amount
Non-merchandise revenue	$16,863	$16,863	100.0%	$—
Miscellaneous income	1,674	(6)	(0.4)	1,680
Rental income	3,009	110	3.8	2,899
Other revenue	$21,546	$16,967	370.5%	$4,579

Comparison of 2019 to 2018

Other revenue for the year ended August 31, 2019 includes non-merchandise revenue generated by our marketplace and casillero operations primarily from freight and handlings charges for online orders placed from customers in Latin America to retailers in the United States and delivered to locations throughout Latin America from a business we acquired in March 2018. The $20.0 million increase in non-merchandise revenue compared to the prior year represents the inclusion of twelve months of non-merchandise revenue during fiscal year 2019 versus the inclusion of only five-and-a-half months of non-merchandise revenue during fiscal year 2018.  For the year ended August 31, 2019, the net increase of $7.4 million in Miscellaneous income was primarily due to a $4.5 million increase mainly resulting from the adoption of the new revenue standard ASC 606, which results in interest generating portfolio (“IGP”) income being included in Miscellaneous income.  The remaining $2.9 million is a reimbursement we received during the second and third quarter of this fiscal year for underpayment of income earned on our co-branded credit card IGP.

Comparison of 2018 to 2017

Other revenue for the year ended August 31, 2018, includes non-merchandise revenue generated by our marketplace and casillero operations primarily from freight and handlings charges for online orders placed from customers in Latin America to retailers in the United States and delivered to locations throughout Latin America from a business we acquired in March 2018.  Rental income and miscellaneous income had no material changes when compared to the prior year.

Results of Operations

Results of Operations Consolidated

(Amounts in thousands, except percentages and number of warehouse clubs)

	Years Ended
Results of Operations Consolidated	August 31, 2019	August 31, 2018	August 31, 2017
Net merchandise sales
Net merchandise sales	$3,091,648	$3,053,754	$2,910,062
Merchandise sales gross margin	$442,983	$443,643	$422,916
Merchandise sales gross margin percentage	14.3%	14.5%	14.5%

Revenues
Total revenues	$3,223,918	$3,166,702	$2,996,628
Percentage change from prior period	1.8%	5.7%	3.1%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	(0.6)%	2.3%	1.5%

Gross margin
Total gross margin	$528,227	$510,182	$476,876
Gross margin percentage to total revenues	16.4%	16.1%	15.9%

Selling, general and administrative
Selling, general and administrative	$413,060	$384,130	$340,647
Selling, general and administrative percentage of total revenues	12.8%	12.1%	11.4%

	Years Ended
Results of Operations Consolidated	August 31, 2019	% of Total Revenue	August 31, 2018	% of Total Revenue	August 31, 2017	% of Total Revenue
Operating income- by segment
Central America	$122,629	3.8%	$130,849	4.1%	$134,826	4.5%
Caribbean	50,724	1.6	48,383	1.5	47,190	1.6
Colombia	14,909	0.5	12,086	0.4	4,932	0.2
United States	3,805	0.1	2,016	0.1	10,436	0.3
Reconciling items (1)	(76,900)	(2.4)	(67,282)	(2.1)	(61,155)	(2.0)
Operating income - Total	$115,167	3.6%	$126,052	4.0%	$136,229	4.5%

Warehouse clubs
Warehouse clubs at period end	43		41		39
Warehouse club sales square feet at period end (2)	2,158		2,074		1,940

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)	Warehouse club square feet at period end has been updated to reflect sales floor square feet vs. total building square feet to align with industry standards.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Years Ended
	August 31, 2019	% of Total Revenue	August 31, 2018	% of Total Revenue	August 31, 2017	% of Total Revenue
Selling, general and administrative detail:
Warehouse club and other operations	$307,823	9.5%	$291,488	9.2%	$268,629	9.0%
General and administrative	101,432	3.1	88,461	2.8	70,013	2.3
Pre-opening expenses	2,726	0.1	913	0.0	44	0.0
Loss/(gain) on disposal of assets	1,079	0.0	1,339	0.0	1,961	0.1
Asset impairment	—	—	1,929	0.1	—	—
Total Selling, general and administrative	$413,060	12.8%	$384,130	12.1%	$340,647	11.4%

The following table summarizes the costs recorded as part of our consolidation of Aeropost-related activities (net of tax benefit), including costs to expand our omni-channel capabilities, the net operating results of our marketplace and casillero business and ongoing costs we recorded as part of our post-acquisition purchase accounting.

	Years Ended
(in thousands, except for per share amounts)	August 31, 2019	August 31, 2018(1)

Negative impact of Aeropost-related activities (net of tax benefit) on Net income attributable to PriceSmart, Inc., before amortization	$10,319	$4,620
Amortization of intangibles (net of tax benefit)	1,870	872
Amortization of compensation expense	2,273	1,409
Negative impact of Aeropost-related activities (net of tax benefit) on Net income attributable to PriceSmart, Inc.	$14,462	$6,901

Less:
Asset impairment of software (net of tax benefit)	$—	$1,416
Liabilities recorded for software-related impairment (net of tax benefit)	—	514
Acquisition costs (net of tax benefit)	—	490
Negative impact from Aeropost-related activities (net of tax benefit)	$14,462	$9,321

Impact of Aeropost-related activities (net of tax benefit) on earnings per share	$0.47	$0.31

(1)	Our marketplace and casillero business was acquired in March 2018. This impact represents five and a half months of activity versus the entire twelve months of activity in the current year.

Comparison of 2019 to 2018

On a consolidated basis, net merchandise sales gross margin for fiscal year 2019 as a percentage of total net merchandise sales were 14.3%, 20 basis points (0.2%) lower than fiscal year 2018. Net merchandise margins decreased across all segments with the Central America segment contributing 10 basis points (0.1%), the Caribbean segment contributing 10 basis points (0.1%), and the Colombia segment contributed an immaterial amount to the overall decline. The 20 basis point (0.2%) decline compared to the prior year is a 30 basis point (0.3%) improvement from the nine-month period end May 31, 2019 when the year over year decline was 50 basis points (0.5%).

Total gross margin to total revenues increased 30 basis points (0.3%) for the twelve months ended August 31, 2019. The year to date increase is due to six and a half months of additional revenue of our marketplace and casillero business compared to the prior year, which increased the gross margin to total revenues ratio by approximately 30 basis points (0.3%). Membership income, rental income and miscellaneous income gross margin percentage remained unchanged. The reclassification of income generated from the IGP as a result of the implementation of new revenue recognition standards along with a refund payment from a credit card vendor increased total gross margins by approximately 20 basis points (0.2%) for the year to date period. This 50 basis point (0.5%) increase was offset by a net merchandise sales gross margin decline of 20 basis points (0.2%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $28.9 million to 12.8% of total revenues for the twelve month period ended August 31, 2019 compared to 12.1% for the same period during fiscal year 2018.

Warehouse club and other operations expense increased to 9.5% of total revenues compared to 9.2% for the twelve month period ended August 31, 2019. Our marketplace and casillero business added approximately $9.9 million or 30 basis points (0.3%) for the twelve-month period due to six and a half months of additional non-merchandise operations expense of our marketplace and casillero business compared to the prior year.

General and administrative expenses increased to 3.1% compared to 2.8% for the twelve month period ended August 31, 2019. Our investments to expand our omni-channel capabilities, together with our marketplace and casillero business added approximately $9.8 million or 30 basis points (0.3%), in costs to this line item for the twelve-month period. Additionally, in the first fiscal quarter was a $3.8 million, separation and other related termination benefits charge for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors.

Pre-opening expense increased $1.8 million or 0.1% of total revenues compared to the prior year period. This increase is attributable to costs incurred to open our 42nd and 43rd warehouse club and for the two remaining warehouse clubs expected to open this calendar year.

Operating income for the twelve months ended August 31, 2019, decreased to $115.2 million (3.6% of total revenue) compared to $126.1 million (4.0% of total revenue) for the same period last year. As described above, lower merchandise margins as a percent of sales, higher expenses year-on-year related to investments to expand our omni-channel capabilities and the inclusion for the full twelve months ended August 31, 2019 of the net operating results from our marketplace and casillero business acquired in March 2018 were the primary factors for the decrease in operating income.

Comparison of 2018 to 2017

Total revenue increased 5.7% from the twelve months ended August 31, 2017 to the same period ended August 31, 2018, year on year increases to net merchandise sales contributed 480 basis points (4.8%), non-merchandise revenue from Aeropost contributed 60 basis points (0.6%), increased export sales contributed 20 basis points (0.2%) and increased membership income contributed ten basis points (0.1%).

Gross margin on merchandise sales as a percentage of total revenue remained unchanged at 14.5% for the twelve months ended August 31, 2018 compared to the twelve month period ended August 31, 2017. Total gross margin to total revenues increased to 16.1% from 15.9% for the twelve months ended August 31, 2018, mainly due to higher margins on nonmerchandise revenues of our Aeropost subsidiary, which increased the gross margin on total revenues, by approximately 30 basis points (0.3%) for the year. Membership income, rental income and miscellaneous income gross margin remained unchanged

Selling, general and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, asset impairment and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $43.5 million to 12.1% of total revenues, an increase of 70 basis points (0.7%) compared to 11.4% of total revenues in fiscal year 2017. Warehouse club and other operations contributed 20 basis points (0.2%) of this increase. This was mainly due to approximately $6.4 million (0.2% of total revenues) in additional other operational costs associated with our Aeropost subsidiary during fiscal year 2018. General and administrative expenses contributed the remaining 50 basis points (0.5%) of the year-over-year increase in selling, general and administrative expenses as a percentage of total revenue, with $9.7 million in general and administrative costs associated with Aeropost contributing 30 basis points (0.3%) of this increase. The $9.7 million was composed of $1.1 million in amortization of technology intangibles, $1.4 million in amortization of post-combination compensation costs, and $7.2 million of other general and administrative costs. We also recorded in general and administrative expense during fiscal year 2018 $669,000 in acquisition costs, including legal, accounting and technical consulting related to the acquisition of Aeropost. Additionally, general and administrative expenses also grew as a percentage to total revenues due to increased staffing in our buying department and increased information technology costs. Asset impairment charges for approximately $1.4 million, net of tax benefit, were related to the write-off of costs for a software platform that was under development prior to the acquisition of Aeropost, because of Aeropost’s Information Technology (“IT”) platform and IT development capability.

Operating income for fiscal year 2018 was $126.1 million (4.0% of total revenue) compared to $136.2 million (4.5% of total revenue) for the same period last year. Within our Central America segment, higher expenses related to the addition of a new warehouse club coupled with lower sales volumes within our Panama and Nicaragua markets accounted for forty basis points (0.4%) of the decrease in operating income to total revenues. Additionally, the increase of approximately $16.1 million in total selling, general and administrative costs due to the additional costs of our Aeropost subsidiary, which are recorded within our U.S. segment, were the primary drivers of our decreased operating income by an additional thirty basis points (0.3%). These decreases were partially offset by an increase of operating income within our Colombia segment of 0.2% of total revenue, primarily due to increases in sales from the continued improved economic conditions in Colombia.

Interest Expense

	Years Ended
	August 31,		August 31,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$5,544	$320	$5,224
Interest expense related to hedging activity	511	(470)	981
Less: Capitalized interest	(2,116)	(982)	(1,134)
Net interest expense	$3,939	$(1,132)	$5,071

	Years Ended
	August 31,		August 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$5,224	$(412)	$5,636
Interest expense related to hedging activity	981	(607)	1,588
Less: Capitalized interest	(1,134)	(687)	(447)
Net interest expense	$5,071	$(1,706)	$6,777

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Comparison of 2019 to 2018

Net interest expense decreased $1.1 million for the year ended August 31, 2019. Interest expense related to loans increased for the year ended August 31, 2019 due to increased use of more expensive short-term borrowing facilities. However, interest expense related to hedging activity decreased during the year ended August 31, 2019 due to the pay off of the various loans held by our subsidiaries that were hedged, and we capitalized more interest for fiscal year 2019 compared to fiscal year 2018 because of higher levels of construction activities for the two clubs opened during the fiscal year and the two additional clubs to opened in the fall of calendar year 2019.

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

Other Income (Expense), net

Other income consists of currency gain or loss, as well as net benefit costs related to our defined benefit plans.

	Years Ended
	August 31,		August 31,
	2019		2018
	Amount	(Decrease) from prior year	Amount
Other income (expense), net	$(1,607)	$(1,799)	$192

	Years Ended
	August 31,		August 31,
	2018		2017
	Amount	(Decrease) from prior year	Amount
Other income (expense), net	$192	$(1,290)	$1,482

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date.  These foreign exchange transaction gains (losses) are recorded as currency gains or losses. Additionally, gains or losses from transactions denominated in currencies other than the functional currency of the respective entity also generate currency gains or losses.

Comparison of 2019 to 2018

For the twelve-month period ended August 31, 2019, we had a net expense associated with foreign currency transactions of approximately $1.5 million, of which our Jamaica and Dominican Republic markets contributed $687,000 and $519,000, respectively. The main drivers for the year-to-date period loss is attributable to significant increases in our average U.S. dollar asset position in Jamaica and our average U.S. dollar liability position in the Dominican Republic compared to a year ago. We increased these positions to provide capital resources for our current and future warehouse club construction activities and other investments. In Jamaica our average U.S. dollar asset position was $19.8 million in fiscal year 2019 compared to $16.6 million in fiscal year 2018, or a 19% increase year-over-year. In the Dominican Republic our average U.S. dollar liability position was $26.6 million in fiscal year 2019 compared to $8.0 million in fiscal year 2018, or a 235% increase year-over-year.

Comparison of 2018 to 2017

For fiscal year 2018, we recorded net income associated with foreign currency transactions.  During fiscal year 2018, we were able to mitigate losses associated with foreign currency transactions that were driven by the weakening of currencies within all of our major markets and high transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars.  We mitigated the higher transaction costs in Trinidad by adding additional costs into our pricing models in order to offset the higher transaction costs in Trinidad. As a result, we reported approximately $192,000 in net gains from foreign currency exchange for fiscal year 2018. For as long as the currency sourcing situation continues in Trinidad, we plan to maintain additional cost in our pricing model and will limit our shipments from the U.S. to Trinidad to levels that generally align with our Trinidad subsidiary’s ability to pay for the merchandise in U.S. dollars.

Provision for Income Taxes

U.S. Tax Reform in December 2017 lowered the federal corporate tax rate from 35% to 21% and made numerous other law changes.

The table below summarizes the effect that U.S. Tax Reform had on net income and earnings per share attributable to PriceSmart available for distribution:

	Years Ended
(In thousands, except per share amounts)	August 31,	August 31,
	2019	2018

Income before provision for income taxes and income (loss) of unconsolidated affiliates	$111,110	$122,588
Provision for income taxes calculated prior to U.S. tax law change	(35,927)	(38,607)
U.S. Tax Reform: Current tax rate reduction	2,269	3,152
U.S. Tax Reform: Re-measurement of net deferred tax assets/liabilities	—	(222)
U.S. Tax Reform: Transition Tax	—	(12,500)
U.S. Tax Reform: Other tax incentives	2,833	—
Incidental to U.S. Tax Reform: Valuation of allowances on deferred tax assets	(6,735)	—
Subtotal of U.S. Tax Reform Effects	(1,633)	(9,570)
Total provision for income taxes	$(37,560)	$(48,177)
Income (loss) of unconsolidated affiliates	(61)	(8)
Net income	$73,489	$74,403
Less: net income (loss) attributable to noncontrolling interest	(298)	(75)
Net income attributable to PriceSmart, Inc.	$73,191	$74,328
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic net income per share	$2.40	$2.44
Diluted net income per share	$2.40	$2.44

Subtotal of U.S. Tax Reform Effects	$(1,633)	$(9,570)
Impact of U.S Tax Reform on basic and diluted net income per share	$(0.05)	$(0.32)

The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31,		August 31,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$40,553	$(663)	$41,216
Net deferred tax provision (benefit)	(2,993)	(9,954)	6,961
Provision for income taxes	$37,560	$(10,617)	$48,177
Effective tax rate	33.8%		39.3%

	Years Ended
	August 31,		August 31,
	2018		2017
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$41,216	$(3,649)	$44,865
Net deferred tax provision (benefit)	6,961	9,808	(2,847)
Provision for income taxes	$48,177	$6,159	$42,018
Effective tax rate	39.3%		31.7%

Comparison of 2019 to 2018

For fiscal year 2019, the effective tax rate was 33.8%.  The decrease in the effective rate versus the prior year was primarily attributable to the following factors:

1.	The comparably favorable impact of 10.2% resulting from nonrecurrence of the U.S. Tax Reform Transition Tax.

2.

The comparably unfavorable net impact of 3.5%, resulting from the favorable impact of 2.6% resulting from new export-related sales and service tax incentives; and the unfavorable impact of 6.1% from valuation allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable.

3.

The comparably unfavorable impact of 1.0% resulting from the effective tax rate impact of costs incurred to expand our omni-channel capabilities and the net operating results of our marketplace and casillero business.

4.

The comparably favorable impact of 1.3% resulting from the reversal of valuation allowances on net deferred tax assets in the Company’s Colombia subsidiary, due to the ongoing improvement in our business in Colombia.

5.

The comparatively unfavorable impact on the effective tax rate of 0.9% resulting from a decrease in fiscal year 2019 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to the prior year. The Company does not expect these intercompany transactions to continue in the future.

6.	The comparably unfavorable impact of 0.7% resulting from severance compensation of one of our officers.

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

Other Comprehensive Income (Loss)

Other comprehensive income/(loss) for fiscal years 2019 and 2018 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Summary of Changes in Other Comprehensive Income (loss)
	Years Ended
	August, 31			August 31,			August 31,
	2019			2018			2017
	Amount	(Decrease) from prior year	% Change	Amount	(Decrease) from prior year	% Change	Amount
Foreign currency translation adjustments	$(141,146)	$(19,717)	16.2%	$(121,429)	$(12,890)	11.9%	$(108,539)
Defined benefit pension plan	(526)	(38)	7.8	(488)	(46)	10.4	(442)
Derivative Instruments	(2,667)	(3,368)	(480.5)	701	1,779	165.0	(1,078)
Total	$(144,339)	$(23,123)	19.1%	$(121,216)	$(11,157)	10.1%	$(110,059)

Comparison of 2019 to 2018

During fiscal year 2019, the largest translation adjustments were related to the translation of the Colombia, Dominican Republic and Nicaragua subsidiaries’ balance sheets and statements of income that required us to record additional losses, when compared to the prior year, to comprehensive net income on translation of approximately $19.4 million.  Additionally, there was a comprehensive loss of approximately $3.3 million related to unrealized losses on changes in derivative obligations due to declining benchmark interest rates.

Comparison of 2018 to 2017

During fiscal year 2018, the largest translation adjustments were related to the translation of the Colombia, Dominican Republic and Jamaica subsidiaries’ balance sheets and statements of income that required us to record additional losses, when compared to the prior year, to comprehensive net income on translation of approximately $8.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations and allow us to invest in activities that support long-term growth and pay dividends on our common stock. We evaluate our funding requirements on a regular basis and use long-term and short-term borrowings to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary.

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

	August 31,	August 31,
	2019	2018
Amounts held by foreign subsidiaries	$98,964	$79,454
Amounts held domestically	7,272	17,460
Total cash and cash equivalents, including restricted cash	$106,236	$96,914

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

The following table summarizes our significant sources and uses of cash and cash equivalents:

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$170,332	$119,454	$123,021
Net cash provided by (used in) investing activities	(124,704)	(153,779)	(135,217)
Net cash provided by (used in) financing activities	(31,955)	(27,817)	(21,970)
Effect of exchange rates	(4,351)	(6,656)	(2,838)
Net increase (decrease) in cash and cash equivalents	$9,322	$(68,798)	$(37,004)

Net cash provided by operating activities totaled $170.3 million and $119.5 million for the twelve months ended August 31, 2019 and 2018, respectively. Our cash flow provided by operations is primarily derived from net merchandise sales and membership fees. Cash flows used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $50.9 million increase in net cash provided by operating activities was primarily due to an increase of accounts payable of $25.3 million in fiscal year 2019 compared to a decrease in accounts payable of $16.5 million in fiscal year 2018, which resulted in a $41.8 million change year-over-year. In addition, the net increase in other current and non-current assets and liabilities resulted in a $16.1 million change year-over-year. The accounts payable increase resulted from several factors, including a shift in the timing of inventory purchases in anticipation of the holiday season versus a year ago and working capital efficiency improvements. The other current and non-current assets and liabilities decrease is primarily the result of increases in salary and benefit accruals, deferred income, and other accruals due to the opening of two new clubs, which added additional headcount and membership income.

Net cash used in investing activities totaled $124.7 million and $153.8 million for the twelve months ended August 31, 2019 and 2018, respectively.  Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs. The $29.1 million decrease in investing activities is the result of a net $47.6 million decrease in certificate of deposits purchases and settlements compared to a year-ago and a $23.9 million decrease in acquisition activity versus a year-ago as we made no acquisitions in fiscal year 2019 offset by $42.0 million of additional construction expenditures and land purchases made for our expected future warehouse club openings.

Net cash used in financing activities total $32.0 million and $27.8 million for the twelve months ended August 31, 2019 and 2018, respectively. Our cash flows provided or used for financing activities are used primarily to fund our working capital needs and our warehouse club expansions and investments. The $4.2 million increase in cash used in financing activities is primarily the result of a net decrease of proceeds from long-term borrowings of $9.4 million compared to a year ago as we did not have any additional long-term borrowings in fiscal year 2019. Additionally, the amount of cash we used to repurchase shares of restricted stock upon vesting to cover employees’ tax withholding obligations increased $1.4 million in fiscal year 2019 primarily as a result of the acceleration of vesting as a component of severance for one of our officers. We received $7.5 million of proceeds from short-term borrowings to fund our working capital and capital investment needs, offsetting this $10.8 million of cash used.

Short-Term Borrowings and Long-Term Debt

Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, and repayment of existing debt. Please see Item 8 Note 11 – Debt for further discussion.

Contractual Obligations	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$25,875	$15,528	$19,390	$28,793	$89,586
Operating leases(2)	14,049	26,305	25,623	180,913	246,890
Warehouse club construction commitments (3)	14,937	—	—	—	14,937
Total	$54,861	$41,833	$45,013	$209,706	$351,413

(1)

Long-term debt includes debt with both fixed and variable interest rates. We have used rates as of August 31, 2019 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rate as set by the interest rate swaps.

(2)

Operating lease obligations have been reduced by approximately $2.3 million to reflect the amounts net of expected sublease income.  Operating lease obligations include $1.6 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sublease income the Company expects to receive during the remaining lease term.

(3)	The amounts shown represent contractual obligations for construction services not yet rendered.

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

The following table summarizes the shares repurchased during fiscal years 2019, 2018 and 2017:

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Shares repurchased	75,462	37,414	38,634
Cost of repurchase of shares (in thousands)	$4,604	$3,183	$3,193

We reissued 63,000 treasury shares as part of our stock-based compensation programs during fiscal year 2019, but we did not reissue any treasury shares during fiscal years 2018 and 2017.

Dividends

Please refer to the Notes to Consolidated Financial Statements - Note 6 - Stockholders’ Equity for further discussion.

Derivatives

Please refer to the Notes to Consolidated Financial Statements - Note 13 – Derivative Instruments and Hedging Activities for further discussion.

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

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of August 31, 2019, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, as of August 31, 2019, we have recorded valuation allowance of $6.7 million against our foreign tax credits.

We are required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions.  The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us.  We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the circumstances.  The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our tax returns.  As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and therefore require us to pay additional taxes.

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.  There were no material changes in our uncertain income tax positions for the periods ended on August 31, 2019 and 2018.

Tax Receivables

 We pay Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquire and/or on sales and taxable income.  We also collect VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable. In most countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  We either request a refund of these tax receivables or apply the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, the VAT refund process is defined and structured with regular refunds or offsets.  However, we, together with our tax and legal advisers, are currently seeking clarification in court and pursuing other alternatives in one country without a clearly defined process and expect to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $5.1 million and $3.1 million as of August 31, 2019 and August 31, 2018, respectively.  In another country in which we have warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on a percentage of sales rather than income.  As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The rules (which we have challenged in court), effective for fiscal years 2015 to 2018, do not clearly allow us to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2019, we had deferred tax assets of approximately $2.6 million in this country. Also, we had an income tax receivable balance of $7.8 million as of August 31, 2019 related to excess payments from fiscal year 2015 to 2019. In fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies on a go-forward basis the reimbursement process for excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019. Nevertheless, we have not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because we believe that it is more likely than not that we will ultimately succeed in our refund requests, related appeals and/or court challenge on this matter.

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

•

Long-term VAT and Income tax receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where our subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes.  An allowance is provided against VAT and income tax receivable balances in dispute when we do not expect to eventually prevail in our recovery of such balances. We do not currently have any allowances provided against VAT and income tax receivables.

Long-lived Assets

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. No impairment charges have been recorded during fiscal year 2019 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived acquired intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units and other indefinite-lived acquired intangible assets have generated sufficient returns to recover the cost of goodwill and other indefinite-lived acquired intangible assets. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $46.1 million of certain acquired indefinite-lived intangible assets, the fair value approximated the carrying value; any deterioration in the fair value may result in an impairment charge.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity price risk. These market risks arise in the normal course of business. We do not engage in speculative trading activities. To manage the risk arising from these exposures, we utilize interest rate swaps, cross-currency interest rate swaps, non-deliverable foreign currency forward contracts and loans denominated in foreign currencies. For a discussion of our accounting policies for derivative instruments and further disclosures, please see Notes to Consolidated Financial Statements - Note 13 - Derivative Instruments and Hedging Activities.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2019.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2020	2021	2022	2023	2024	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$911	$911	$380	$—	$—	$—	$2,202	(1)
Weighted-average interest rate	7.00%	7.00%	7.00%	—%	—%	—%	7.00%
Long-term debt with variable interest rate	$24,964	$8,307	$5,930	$17,848	$1,542	$28,793	$87,384
Weighted-average interest rate	5.90%	5.50%	5.60%	5.60%	3.80%	3.70%	5.30%
Total long-term debt	$25,875	$9,218	$6,310	$17,848	$1,542	$28,793	$89,586	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$8,025	$2,775	$2,775	$9,900	$1,275	$28,794	$53,544
Weighted-average pay rate	5.08%	4.91%	4.91%	5.69%	3.65%	3.65%	4.37%
Weighted-average receive rate	5.24%	4.61%	4.61%	5.12%	3.77%	3.77%	4.33%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$14,100	$1,350	$1,350	$7,424	$—	—	$24,224
Weighted-average pay rate	8.20%	9.75%	9.75%	9.75%	—%	—%	8.85%
Weighted-average receive rate	5.05%	5.32%	5.32%	5.32%	—%	—%	5.16%

(1)

The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2019 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2019, we had a total of 43 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 34 of which operate under currencies other than the U.S. dollar. Approximately 52.0% of our net merchandise sales are comprised of products we purchased in U.S. dollars and were sold in countries whose currencies were other than the U.S. dollar. Approximately 77.0% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2019	2018
Country	% Change	% Change
Colombia	(13.21)%	(3.07)%
Costa Rica	0.84%	(0.25)%
Dominican Republic	(3.02)%	(4.48)%
Guatemala	(1.57)%	(3.73)%
Honduras	(2.25)%	(2.78)%
Jamaica	(0.28)%	(5.48)%
Nicaragua	(5.00)%	(5.00)%
Trinidad	0.01%	(0.12)%

We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Costa Rica, Trinidad and Tobago, Guatemala and Barbados; we have cross-currency interest rate swaps in Costa Rica, Colombia, and Honduras; and we have interest rate swaps in Panama and in the United States. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated and other foreign-denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2019:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances (in thousands)	(Losses) based on change in U.S. dollar denominated inter-company balances (in thousands)	(Losses) based on change in U.S. dollar denominated other asset/liability balances, (in thousands)	Net gain (loss)
5%	$2,152	$(494)	$(1,787)	$(129)
10%	$4,303	$(987)	$(3,575)	$(259)
20%	$8,608	$(1,974)	$(7,149)	$(515)

Examples of countries where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Trinidad and Jamaica subsidiaries with balances of $38.9 million and $20.5 million, respectively as of August 31, 2019. An example of a country where we have a significant U.S. dollar net liability position subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar, as of August 31, 2019 is our Dominican Republic subsidiary with a $31.3 million balance.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2019:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$1,865	$(1,009)	$3,398	$19,443
10%	$3,730	$(2,018)	$6,796	$38,885
20%	$7,460	$(4,035)	$13,593	$77,770

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $2.0 million at August 31, 2019 and approximately $1.9 million at August 31, 2018.  A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2019 would have resulted in a further increase in the value of the swaps of approximately $810,000. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2019 would have resulted in a net decrease in the value of the swaps of approximately of $1.0 million.

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

As of August 31, 2019, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2019, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2019, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal quarter ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCOAB), the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 29, 2019, expressed an unqualified opinion thereon.

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

October 29, 2019

Item 9B. Other Information

None.

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

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)  The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(19)	Second Amended and Restated Bylaws of the Company
4.1(8)	Specimen of Common Stock certificate.
10.1(11)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2001 Equity Participation Plan of PriceSmart, Inc.
10.2(24)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.3(14)**	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.
10.4(12)	Loan Agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated September 1, 2009.
10.5(16)	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited.
10.6(16)	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.
10.7(15)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.
10.8(16)	Loan renewal agreement between The Bank of Nova Scotia and PSMT El Salvador, S.A. de C.V., executed August 27, 2014.
10.9(16)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.
10.13(21)	Promissory Note $7.5M Prismar de Costa Rica, S.A. dated August 28, 2015.

10.14(22)	Promissory Note between Banco BAC San Jose, S.A. and Prismar de Costa Rica, S.A. for 3,955,125,000 colones dated September 18, 2015.
10.15(25)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.16(26)	Promissory Note between PriceSmart Clubs (TT) Limited and Citibank, N.A. dated March 31, 2017.
10.17 (27)	Promissory Note between PriceSmart, Inc. and MUFG Union Bank, N.A. dated November 10, 2016.
10.20(9)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.21(9)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.22(3)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.
10.23(2)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.24(20)**	Employment Agreement between the Company and William Naylon, dated as of September 1, 2015.
10.25(20)**	Employment Agreement between the Company and John Hildebrandt, dated September 1, 2015.
10.26(4)**	2001 Equity Participation Plan of PriceSmart, Inc.
10.27(20)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.
10.28(5)**	2002 Equity Participation Plan of PriceSmart, Inc.
10.31(16)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.32(13)**	2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.33(13)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.34(13)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.
10.35(13)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.36(22)**	Employment Agreement between the Company and Frank R. Diaz dated November 1, 2015.
10.37(20)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.38(23)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.39(23)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.40 (27)**	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
10.41(28)**	Amendment to 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.42(29)	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated February 26, 2017.
10.43(30)**	Employment Agreement effective as of April 24, 2018 between PriceSmart, Inc. and Maarten O. Jager.
10.44**	Employment Agreement between the Company and Ana Luisa Bianchi dated August 1, 2018.
10.45**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.46 * **	Form of Indemnification Agreement
10.47(31)**	Separation Agreement and Waiver and Release of Claims dated November 20, 2018 between Jose Luis Laparte and the Company
10.48(31)**	Employment Agreement dated November 20, 2018 between Sherry Bahrambeygui and the Company
10.49(32)**	Employment Agreement dated March 4, 2019 between Sherry S. Bahrambeygui and the Company
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#

These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(4)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(5)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.
(13)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.
(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.
(19)	Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.
(20)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Commission on October 29, 2015.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.
(24)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 filed with the Commission on July 5, 2017.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the Commission on October 26, 2017.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 filed with the Commission on January 4, 2018.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 filed with the Commission on April 5, 2018.
(30)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 6, 2018.
(31)	Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on November 27, 2018.
(32)	Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on March 7, 2019.

Item 16. Form 10-K Summary

None

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at		Charged to		Balance at
	Beginning	Aeropost	Costs and		End of
	of Period	Acquisition	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2017	$7	$—	$9	$(9)	$7
Year ended August 31, 2018	$7	$452	$114	$(476)	$97
Year ended August 31, 2019	$97	$—	$270	$(223)	$144

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 29, 2019	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2019	By:	/s/ MAARTEN O. JAGER
Maarten O. Jager
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHERRY S. BAHRAMBEYGUI	Chief Executive Officer (Principal Executive Officer)	October 29, 2019
Sherry S. Bahrambeygui

/s/ MAARTEN O. JAGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2019
Maarten O. Jager

/s/ ROBERT E. PRICE	Executive Chairman of the Board	October 29, 2019
Robert E. Price

/s/ LEON C. JANKS	Lead Director	October 29, 2019
Leon C. Janks

/s/ MITCHELL G. LYNN	Director	October 29, 2019
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 29, 2019
Gonzalo Barrutieta

/s/ EDGAR ZURCHER	Director	October 29, 2019
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 29, 2019
Gordon H. Hanson

/s/ PIERRE MIGNAULT	Director	October 29, 2019
Pierre Mignault

/s/ GARY M. MALINO	Director	October 29, 2019
Gary M. Malino

/s/ BEATRIZ V. INFANTE	Director	October 29, 2019
Beatriz V. Infante

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 29, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tax receivables and contingencies
Description of the Matter

As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s income tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2019, the Company had $8.0 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $25.4 million and $24.3 million, respectively.

Auditing the measurement of the Company’s income and VAT receivables and contingencies was challenging because the measurement of the various tax positions can be complex, highly judgmental and based on tax laws, interpretations and legal rulings, which can vary significantly between the countries in which the Company has operations.

How We Addressed the Matter in Our Audit

We tested controls, including key management review controls, over the Company’s process to assess the technical merits of its income and other tax receivables and contingencies, including management’s process to measure the benefit of its income tax positions and evaluate the recoverability of the receivables. For example, we tested controls over management’s review of the uncertain tax positions and the significant assumptions surrounding more-likely-than-not conclusions, as well as controls over management’s review of the tax receivables and the significant assumptions surrounding the recoverability of such assets.

We involved our international tax professionals to assist in our assessment of the technical merits of certain of the Company’s income tax positions and the Company’s understanding and documentation of the respective international laws and regulations related to recoverability of income and other tax receivables. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities, our procedures included obtaining and reviewing the Company’s correspondence with such tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We used our knowledge of and experience with the application of international and other tax laws by the relevant income tax authorities to evaluate the Company’s accounting for its tax contingencies and receivables. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions. We considered the Company’s historical experiences with the different taxing authorities and their historical results in evaluating and concluding on the likely impact of different tax cases. In this manner, we analyzed the Company’s assumptions used to determine the amounts of income tax benefits to recognize and the recoverability of the tax receivables. We also tested the data used by the Company in determining these amounts by comparing inputs to internal data and testing the accuracy of the calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

San Diego, California

October 29, 2019

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$102,653	$93,460
Short-term restricted cash	54	405
Short-term investments	17,045	32,304
Receivables, net of allowance for doubtful accounts of $144 as of August 31, 2019 and $97 as of August 31, 2018, respectively.	9,872	8,859
Merchandise inventories	331,273	321,025
Prepaid expenses and other current assets (includes $2,736 and $0 as of August 31, 2019 and August 31, 2018, respectively, for the fair value of derivative instruments)	30,999	31,800
Total current assets	491,896	487,853
Long-term restricted cash	3,529	3,049
Property and equipment, net	671,151	594,403
Goodwill	46,101	46,329
Other intangibles, net	12,576	14,980
Deferred tax assets	15,474	10,166
Other non-current assets (includes $0 and $4,364 as of August 31, 2019 and August 31, 2018, respectively, for the fair value of derivative instruments)	44,987	48,854
Investment in unconsolidated affiliates	10,697	10,758
Total Assets	$1,296,411	$1,216,392
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$7,540	$—
Accounts payable	286,219	255,739
Accrued salaries and benefits	25,401	22,836
Deferred income	25,340	23,018
Income taxes payable	4,637	4,636
Other accrued expenses	32,442	28,281
Long-term debt, current portion	25,875	14,855
Total current liabilities	407,454	349,365
Deferred tax liability	2,015	1,894
Long-term portion of deferred rent	11,198	8,885
Long-term income taxes payable, net of current portion	5,069	4,622
Long-term debt, net of current portion	63,711	87,720
Other long-term liabilities (includes $2,910 and $502 for the fair value of derivative instruments and $5,421 and $4,715 for post-employment plans as of August 31, 2019 and August 31, 2018, respectively)	8,685	5,268
Total Liabilities	498,132	457,754

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,461,359 and 31,372,752 shares issued and 30,538,788 and 30,460,353 shares outstanding (net of treasury shares) as of August 31, 2019 and August 31, 2018, respectively	3	3
Additional paid-in capital	443,084	432,882
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(144,339)	(121,216)
Retained earnings	525,804	473,954
Less: treasury stock at cost, 924,332 shares as of August 31, 2019 and 912,399 shares as of August 31, 2018	(38,687)	(39,107)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	797,351	758,002
Noncontrolling interest in consolidated subsidiaries	928	636
Total stockholders' equity	798,279	758,638
Total Liabilities and Equity	$1,296,411	$1,216,392

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2019	2018	2017
Revenues:
Net merchandise sales	$3,091,648	$3,053,754	$2,910,062
Export sales	30,981	40,581	34,244
Membership income	52,149	50,821	47,743
Other revenue and income	49,140	21,546	4,579
Total revenues	3,223,918	3,166,702	2,996,628
Operating expenses:
Cost of goods sold:
Net merchandise sales	2,648,665	2,610,111	2,487,146
Export sales	29,524	38,740	32,606
Non-merchandise	17,502	7,669	—
Selling, general and administrative:
Warehouse club and other operations	307,823	291,488	268,629
General and administrative	101,432	88,461	70,013
Pre-opening expenses	2,726	913	44
Asset impairment	—	1,929	—
Loss on disposal of assets	1,079	1,339	1,961
Total operating expenses	3,108,751	3,040,650	2,860,399
Operating income	115,167	126,052	136,229
Other income (expense):
Interest income	1,489	1,415	1,809
Interest expense	(3,939)	(5,071)	(6,777)
Other income (expense), net	(1,607)	192	1,482
Total other income (expense)	(4,057)	(3,464)	(3,486)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	111,110	122,588	132,743
Provision for income taxes	(37,560)	(48,177)	(42,018)
Income (loss) of unconsolidated affiliates	(61)	(8)	(1)
Net income	$73,489	$74,403	$90,724
Less: net (income) loss attributable to noncontrolling interest	(298)	(75)	—
Net income attributable to PriceSmart, Inc.	$73,191	$74,328	$90,724
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$2.40	$2.44	$2.98
Diluted	$2.40	$2.44	$2.98
Shares used in per share computations:
Basic	30,195	30,115	30,020
Diluted	30,195	30,115	30,023
Dividends per share	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2019	2018	2017
Net income	$73,489	$74,403	$90,724
Less: net (income) loss attributable to noncontrolling interest	(298)	(75)	—
Net income attributable to PriceSmart, Inc.	$73,191	$74,328	$90,724

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(19,717)	(12,890)	$(6,297)
Defined benefit pension plan:
Net gain (loss) arising during period	(112)	(87)	(166)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	74	41	39
Total defined benefit pension plan	(38)	(46)	(127)
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	(267)	(97)	81
Unrealized gains/(losses) on change in fair value of interest rate swaps	(3,102)	1,882	254
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), for settlement of derivatives	1	(6)	(19)
Total derivative instruments	(3,368)	1,779	316
Other comprehensive income (loss)	(23,123)	(11,157)	(6,108)
Comprehensive income	50,068	63,171	84,616
Less: comprehensive income/(loss) attributable to noncontrolling interest	21	(1)	—
Comprehensive income attributable to PriceSmart, Inc. stockholders	$50,047	$63,172	$84,616

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

(2)	See Note 13 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

									Total
				Tax Benefit	Accumulated				Stockholders'
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2016	31,238	$3	$412,369	$11,321	$(103,951)	$351,060	836	$(32,731)	$638,071	$—	$638,071
Purchase of treasury stock	—	—	—	—	—	—	39	(3,193)	(3,193)	—	(3,193)
Issuance of restricted stock award	63	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(37)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	12	—	704	—	—	—	—	—	704	—	704
Stock-based compensation	—	—	9,689	165	—	—	—	—	9,854	—	9,854
Dividend paid to stockholders	—	—	—	—	—	(21,285)	—	—	(21,285)	—	(21,285)
Net income	—	—	—	—	—	90,724	—	—	90,724	—	90,724
Other comprehensive income (loss)	—	—	—	—	(6,108)	—	—	—	(6,108)	—	(6,108)
Balance at August 31, 2017	31,276	$3	$422,762	$11,486	$(110,059)	$420,499	875	$(35,924)	$708,767	$—	$708,767
Acquisition of Aeropost	—	—	—	—	—	—	—	—	—	562	562
Cumulative effect of accounting change for the adoption of ASU 2016-09	—	—	(367)	—	—	367	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	37	(3,183)	(3,183)	—	(3,183)
Issuance of restricted stock award	109	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(16)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	10,218	—	—	—	—	—	10,218	—	10,218
Dividend paid to stockholders	—	—	—	—	—	(21,240)	—	—	(21,240)	—	(21,240)
Net income	—	—	—	—	—	74,328	—	—	74,328	75	74,403
Other comprehensive income (loss)	—	—	—	—	(11,157)	—	—	—	(11,157)	(1)	(11,158)
Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	—	—	—	—	—	75	(4,604)	(4,604)	—	(4,604)
Issuance of treasury stock	(63)	—	(5,024)	—	—	—	(63)	5,024	—	—	—
Issuance of restricted stock award	178	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,512	—	—	—	—	—	15,512	—	15,512
Dividend paid to stockholders	—	—	—	—	—	(21,341)	—	—	(21,341)	(313)	(21,654)
Net income	—	—	—	—	—	73,191	—	—	73,191	298	73,489
Other comprehensive income (loss)	—	—	—	—	(23,123)	—	—	—	(23,123)	21	(23,102)
Other	—	—	(286)	—	—	—	—	—	(286)	286	—
Balance at August 31, 2019	31,461	$3	$443,084	$11,486	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2019	2018	2017
Operating Activities:
Net income	$73,489	$74,403	$90,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,958	52,640	46,292
Allowance for doubtful accounts	47	(369)	—
Asset impairment and closure costs	—	1,929	—
(Gain)/loss on sale of property and equipment	1,079	1,339	1,961
Deferred income taxes	(4,401)	6,962	(2,845)
Equity in (gains)/losses of unconsolidated affiliates	61	8	1
Stock-based compensation	15,061	10,218	9,689
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	14,961	(1,108)	1,894
Merchandise inventories	(10,248)	(10,079)	(28,039)
Accounts payable	25,325	(16,489)	3,344
Net cash provided by (used in) operating activities	170,332	119,454	123,021
Investing Activities:
Business acquisition, net of cash acquired	—	(23,895)	—
Additions to property and equipment	(140,061)	(98,109)	(135,294)
Short-term investments	(15,244)	(77,997)	—
Proceeds from settlements of short-term investments	30,527	45,693	—
Deposits for land purchase option agreements	—	(100)	(300)
Proceeds from disposal of property and equipment	74	629	377
Net cash provided by (used in) investing activities	(124,704)	(153,779)	(135,217)
Financing Activities:
Proceeds from long-term bank borrowings	—	28,500	47,700
Repayment of long-term bank borrowings	(12,939)	(32,088)	(29,395)
Proceeds from short-term bank borrowings	18,403	81,851	678
Repayment of short-term bank borrowings	(10,863)	(81,851)	(17,179)
Cash dividend payments	(21,654)	(21,240)	(21,285)
Purchase of treasury stock for tax withholding on stock compensation	(4,604)	(3,183)	(3,193)
Proceeds from exercise of stock options	—	269	704
Other financing activities	(298)	(75)	—
Net cash provided by (used in) financing activities	(31,955)	(27,817)	(21,970)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,351)	(6,656)	(2,838)
Net increase (decrease) in cash, cash equivalents	9,322	(68,798)	(37,004)
Cash, cash equivalents and restricted cash at beginning of period	96,914	165,712	202,716
Cash, cash equivalents and restricted cash at end of period	$106,236	$96,914	$165,712

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,504	$4,955	$3,765
Income taxes	$48,312	$52,151	$44,261
Dividends declared but not paid	$—	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2019	2018	2017
Cash and cash equivalents	$102,653	$93,460	$162,434
Short-term restricted cash	54	405	460
Long-term restricted cash	$3,529	$3,049	$2,818
Total cash, cash equivalents, and restricted cash shown in the Consolidated statements of cash flows	$106,236	$96,914	$165,712

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of  August 31, 2019, the Company had 43 warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia and Costa Rica;  six in Panama; five in Dominican Republic; four in Trinidad; three each in Guatemala and Honduras,  two each in El Salvador and Nicaragua; and one each in Aruba, Barbados,  Jamaica, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In October 2019, the Company opened a new warehouse club in Panama City, Panama, bringing the Company’s total to 44 warehouse clubs as of the date of this filing. The Company is currently constructing and plans to open another warehouse club in San Cristobal, Guatemala, in November 2019. The Company also plans to build or is building new warehouse clubs in Liberia, Costa Rica; Bogota and Bucaramanga, Colombia; and Portmore, Jamaica. The new warehouse club in Liberia is expected to open in the summer of 2020, while the Bogota, Bucaramanga, and Portmore clubs are expected to open in the fall of 2020. Once these five new clubs are open, the Company will operate 49 warehouse clubs.

PriceSmart is expanding its omni-channel capabilities, including through its e-commerce platform, by investing in and integrating technology, talent and cross-border logistics infrastructure obtained as part of the acquisition of a company in March 2018. PriceSmart expects these investments and this integration to enhance the membership shopping experience, drive efficiencies and fuel sales growth. The Company acquired by PriceSmart also operates a legacy marketplace and casillero business through the Aeropost brand in 38 countries in Latin America and the Caribbean, many of which overlap with markets where PriceSmart operates its warehouse clubs.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIE’s. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements.  The Company's ownership interest in these store-front joint ventures, for which the Company has consolidated their financial statements as of August 31, 2019 are listed below:

Marketplace and Casillero Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.  Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.  The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of August 31, 2019 are listed below:

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31,	August 31,
	2019	2018
Short-term restricted cash:
Restricted cash for land purchase option agreements	$50	$400
Other short-term restricted cash	4	5
Total short-term restricted cash	$54	$405

Long-term restricted cash:
Other long-term restricted cash (1)	$3,529	$3,049
Total long-term restricted cash	$3,529	$3,049
Total restricted cash	$3,583	$3,454

(1)	Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles – Goodwill and other intangibles totaled $58.7 million as of August 31, 2019 and $61.3 million as of August 31, 2018.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests Goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The changes in the carrying amount of goodwill for the year ended August 31, 2019 are as follows (in thousands):

August 31,
2019
Goodwill at August 31, 2018	$46,329
Foreign currency exchange rate changes	(228)
Goodwill at August 31, 2019	$46,101

August 31,
2019
Other intangibles at August 31, 2018	$14,980
Amortization	(2,404)
Net other intangibles at August 31, 2019	$12,576

Total goodwill and other intangibles, net	$58,677

The table below shows our estimated amortization of intangibles for fiscal years 2020 through 2024 and thereafter (in thousands):

Twelve Months Ended August 31,	Amount
2020	$2,411
2021	2,404
2022	2,404
2023	1,373
2024	205
Thereafter	3,779
Total	$12,576

Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of the Company’s business in most of the countries in which the Company operates related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income.  The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells.  If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis.  If the input VAT exceeds the output VAT, this creates a VAT receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax.  In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leaves the Company with a net VAT receivable, forcing us to process significant refund claims on a recurring basis.  With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable.  The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments.  These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, the Company, together with its tax and legal advisers, is currently seeking clarification in court and pursuing other alternatives in one country without a clearly defined process and expects to prevail. The balance of the VAT receivable in the country with undefined refund mechanisms was approximately $5.1 million and $3.1 million as of August 31, 2019 and August 31, 2018, respectively.  In another country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules (which the Company has challenged in court), effective for fiscal years 2015 to 2018, do not clearly allow the Company to obtain a refund or offset this excess income tax against other taxes. As of August 31, 2019, the Company had deferred tax assets of approximately $2.6 million in this country. Also, the Company had an income tax receivable

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance of $7.8 million as of August 31, 2019 related to excess payments from fiscal years 2015 to 2019. In fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies, on a go-forward basis, the reimbursement process for excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019.  Nevertheless, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests, related appeals and/or court challenge on these matters.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2019	2018
Prepaid expenses and other current assets	$1,639	$5,921
Other non-current assets	22,691	19,224
Total amount of VAT receivable reported	$24,330	$25,145

The following table summarizes the income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2019	2018
Prepaid expenses and other current assets	$9,009	$6,344
Other non-current assets	16,381	18,165
Total amount of income tax receivable reported	$25,390	$24,509

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”).  Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant.  The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant.  The Company recognizes compensation cost for PSUs over the performance period. The Company assesses the probability of vesting for awards with performance conditions and adjusts compensation cost based on the probability that performance metrics will be achieved. If the Company determines that an award is unlikely to vest, any previously recorded expense is then reversed.

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2019, the Company reissued approximately 63,000 treasury shares.

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

Long-term VAT and income tax receivables: The fair value of long-term receivables would normally be measured using a discounted cash flow analysis based on the current market interest rates for similar types of financial instruments, with an estimate of the time these receivables are expected to be outstanding. The Company is not able to provide an estimate as to the time these receivables owed to the Company by various government agencies are expected to be outstanding; therefore, the Company has not presented a fair value on the long-term VAT and income tax receivables.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2019 and August 31, 2018 is as follows (in thousands):

	August 31, 2019		August 31, 2018
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
Long-term debt, including current portion	$89,586	$84,833	$102,575	$96,959

(1)

The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2019 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Instruments.  The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries.  The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar.  The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings.  See Note 13 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2019 and August 31, 2018.

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

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this ASU on September 1, 2018, using the modified retrospective approach. The accounting policies and other disclosures such as the disclosure of disaggregated revenues are in Note 3 – Revenue Recognition. The impact of adopting this ASU was not material to the Consolidated Financial Statements.

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

Self-Insurance – PriceSmart, Inc. became self-insured in fiscal year 2018 for its U.S. employee medical health benefits and in doing so the Company has assumed the financial risk for providing health care benefits to its employees. The Company contracted with Cigna Health and Life Insurance Company (“CHLIC”), a third party administrator, to process claims on its behalf under an Administrative Services Only (ASO) agreement.  The Company has elected to purchase “Stop Loss Insurance” to cover the risk in excess of certain dollar limits. The Company establishes an estimated accrual for its insurance program based on available comparable claims data, trends and projected ultimate costs of claims. This accrual is based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accrual. The actuaries periodically update their estimates, and the Company records such adjustments in the period in which such determination is made. The accrued obligation for this self-insurance program is included in “Accrued salaries and benefits” in the consolidated balance sheets and is $965,000 as of August 31, 2019 and $801,000 as of August 31, 2018. However, as of September 30, 2019, the Company has changed health insurance providers and will no longer be self-insured as of October 1, 2019.

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

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with operating warehouse clubs and freight forwarding operations. These operations include the operating costs of the Company’s warehouse clubs and freight forwarding activities, including payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank fees, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the years ended August 31, 2019, 2018 and 2017:

	Years Ended August 31,
	2019	2018	2017
Effect on other comprehensive (loss) income due to foreign currency restatement	$(19,717)	$(12,890)	$(6,297)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended August 31,
	2019	2018	2017
Currency gain (loss)	$(1,476)	$192	$1,241

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 815 ASU 2018-16 – Derivatives and Hedging — Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In October 2018, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (ASU) No. 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of United States benchmark interest rates permitted in the application of hedge accounting. The amendments in this ASU allow use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company will adopt ASU 2018-16 on September 1, 2019, the first quarter of fiscal year 2020. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB ASC 718 ASU 2018-07 - Compensation—Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU apply to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company will adopt ASU 2018-07 on September 1, 2019, the first quarter of fiscal year 2020. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

FASB ASC 842 ASU 2016-02 -Leases (Topic 842): Amendments to the FASB Accounting Standards Codification

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it became effective for the Company in the first quarter of fiscal year 2020, beginning September 1, 2019.

The Company will adopt ASU 2016-02 on September 1, 2019, the first quarter of fiscal year 2020, using the modified retrospective transition method and will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the Company’s historical lease classification, assessment of whether a contract is or contains a lease, and initial direct costs for any leases that existed prior to adoption of the new standard. However, the Company will not elect to combine lease and non-lease components. The Company estimates that the adoption of ASU 2016-02 will have a material impact on the Company's consolidated balance sheets due to the recognition of lease liabilities with corresponding right-of-use assets, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet upon adoption. The initial right-of-use assets recognized will be equal to the initial operating lease liabilities, adjusted for the balance on adoption date of prepaid and accrued rent. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. However, several of the Company’s leases are denominated in a currency that is not the functional currency of the Company’s local subsidiary, which will result in additional potential foreign currency exchange rate fluctuation exposure. Lastly, the Company is currently implementing a new lease system and changes to business processes and controls to support the adoption of this accounting standard update.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements Adopted

FASB SEC Sections ASU 2019-07 - Codification Updates to SEC Sections

In June 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which amends various SEC guidance pursuant to the issuance of SEC Final Rule Release No. 33-10532, 33-10231, and 33-10442. This ASU clarifies or improves the disclosure and presentation requirements of a variety of Codification Topics by aligning them with the SEC’s regulations, eliminating redundancies, and making the Codification easier to apply. There was no material impact to the Company’s consolidated financial statements and related disclosures upon such adoption.

FASB ASC 718 ASU 2017-09 - Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting

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

FASB ASC 606 ASU 2014-09 - Revenue from Contracts with Customers

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The guidance converges the requirements for reporting revenue and requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2019, using the modified retrospective approach through a cumulative effect adjustment to retained earnings. The Company has disclosed the impact that adoption of this guidance had for the Company’s consolidated financial statements in Note 3 – Revenue Recognition.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Platinum Points Reward Programs. The Company currently offers Platinum memberships in nine of its thirteen countries.  The annual fee for a Platinum membership is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Co-branded Credit Card Points Reward Programs.  Most of the Company’s subsidiaries have points reward programs related to Co-branded Credit Cards. These points reward programs provide incremental points that can be used at a future time to acquire merchandise within the Company’s warehouse clubs.  This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services.  As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Net merchandise sales on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.

Gift Cards. Members’ purchases of gift cards to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses, gift cards in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration.  However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest generating portfolio” or “IGP”).   The Company recognizes its portion of interest received as revenue.  As a result of the adoption of ASC 606, the Company has determined that this revenue should be recognized as “Other revenue and income” on the consolidated statements of income. In prior periods, this income was recognized as a reduction of credit card transaction fees in “Warehouse club and other operations” financial statement line item under Selling, general, and administrative expenses. Since the Company determined to adopt this guidance under the modified retrospective approach, this reclassification slightly reduces the comparability year over year of “Other revenue and income” and “Warehouse club and other operations.” Please see “Item 7: Management and Discussion Analysis – Other Revenue” for the Company’s explanation of the changes.

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

	Contract Liabilities
	August 31, 2019	August 31, 2018
Deferred membership income	$24,901	$22,996
Other contract performance liabilities	$4,048	$2,773

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Foods & Sundries	$1,563,162	$1,548,237	$1,493,502
Fresh Foods	847,496	821,412	765,771
Hardlines	358,276	366,487	361,410
Softlines	167,149	164,115	142,431
Other Business	155,565	153,503	146,948
Net Merchandise Sales	$3,091,648	$3,053,754	$2,910,062

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of certain components of building improvements and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably certain that the renewal option in the underlying lease will be exercised because an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property.

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2019	2018
Land	$207,167	$172,051
Building and improvements	464,025	424,736
Fixtures and equipment	258,543	228,891
Construction in progress	49,555	38,495
Total property and equipment, historical cost	979,290	864,173
Less: accumulated depreciation	(308,139)	(269,770)
Property and equipment, net	$671,151	$594,403

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2019	2018	2017
Depreciation and amortization expense, Property and equipment	$52,554	$51,520	$46,292

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

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2019	2018
Total interest capitalized	$11,082	$9,043

Total interest capitalized (in thousands):

	Years Ended August 31,
	2019	2018	2017
Interest capitalized during the period	$2,116	$1,134	$447

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of asset disposal activity for fiscal years 2019, 2018 and 2017 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Receivables and Proceeds from Disposal	Gain/(Loss) Recognized
Fiscal Year 2019	$10,740	$9,587	$74	$(1,079)
Fiscal Year 2018	$10,465	$8,388	$738	$(1,339)
Fiscal Year 2017	$19,774	$17,436	$377	$(1,961)

The Company also recorded within accounts payable and other accrued expenses approximately $322,000 and $6.3 million, respectively, as of August 31, 2019 and $81,000 and $1.4 million, respectively, as of August 31, 2018 of liabilities related to the acquisition and/or construction of property and equipment.

NOTE 5 – EARNINGS PER SHARE

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

The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Years Ended August 31,
	2019	2018	2017
Net income attributable to PriceSmart, Inc. per share available for distribution:	$73,191	$74,328	$90,724
Less: Allocation of income to unvested stockholders	(721)	(897)	(1,321)
Net earnings available to common stockholders	$72,470	$73,431	$89,403
Basic weighted average shares outstanding	30,195	30,115	30,020
Add dilutive effect of equity awards (two-class method)	—	—	3
Diluted average shares outstanding	30,195	30,115	30,023
Basic net income per share	$2.40	$2.44	$2.98
Diluted net income per share	$2.40	$2.44	$2.98

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2019, 2018 and 2017.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35
2/1/2017	$0.70	2/15/2017	2/28/2017	$0.35	8/15/2017	8/31/2017	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, August 31, 2016	$(103,951)	$—	$(103,951)
Foreign currency translation adjustments	(6,297)	—	(6,297)
Defined benefit pension plans (1)	(166)	—	(166)
Derivative Instruments (2)	316	—	316
Amounts reclassified from accumulated other comprehensive income (loss)	39	—	39
Ending balance, August 31, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	$(12,890)	$(1)	$(12,891)
Defined benefit pension plans (1)	(87)	—	(87)
Derivative Instruments (2)	1,779	—	1,779
Amounts reclassified from accumulated other comprehensive income (loss)	41	—	41
Ending balance, August 31, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	$(19,717)	$21	$(19,696)
Defined benefit pension plans (1)	(112)	—	(112)
Derivative Instruments (2)	(3,369)	—	(3,369)
Amounts reclassified from accumulated other comprehensive income (loss)	75	—	75
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)

(1)

Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club and other operations in the Company's Consolidated Statements of Income.

(2)	See Note 13 - Derivative Instruments and Hedging Activities.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2019	2018
Retained earnings not available for distribution	$7,843	$6,798

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment.  The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes nondiscretionary contributions to the 401(k) plan to the non-officer employees that defer up to 2% of their salary.  Employer contributions to the 401(k) plan for the Company's U.S. employees were $2.1 million, $2.0 million and $1.8 million during fiscal years 2019,  2018 and 2017, respectively.

PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed.  The expenses associated with the plans for the Company’s non-U.S. employees were $3.0 million,  $2.9 million and $3.1 million during fiscal years 2019, 2018, and 2017, respectively.

Defined Benefit Plans

The Company's subsidiaries located in three countries have unfunded post-employment benefit plans (defined benefit plans) in which the subsidiary is required to pay a specified benefit upon retirement, voluntary departure or death of the employee. The amount of the benefit is predetermined by a formula based on the employee's earnings history, tenure of service and age. Because the obligation to provide benefits arises as employees render the services necessary to earn the benefits pursuant to the terms of the plan, the Company recognizes the cost of providing the benefits over the projected employee service periods. These payments are only due if an employee reaches certain thresholds, such as tenure and/or age. Therefore, these plans are treated as defined benefit plans. For these defined benefit plans, the Company has engaged actuaries to assist with estimating the current costs associated with these future benefits.  The liabilities for these unfunded plans are recorded as non-current liabilities.

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2019 and 2018 and consolidated statements of income for the fiscal years ended August 31, 2019, 2018 and 2017 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2019	2018	2019	2018		2019	2018	2017
Start of period	$(1,290)	$(1,070)	$719	$650		$—	$—	$—
Service cost	(70)	(17)	—	—		187	117	119
Interest cost	(80)	(64)	—	—		80	64	80
Prior service cost (amortization)	—	—	(55)	(52)		55	52	55
Actuarial gains/(losses)	(139)	(139)	108	121		19	13	(45)
Totals	$(1,579)	$(1,290)	$772	$719	(1)	$341	$246	$209

(1)

The Company has recorded a deferred tax asset of $246,000 and $231,000 as of August 31, 2019 and 2018, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $(526,000) and $(488,000) as of August 31, 2019 and 2018, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2019	2018
Discount rate	3.5% to 10.7%	3.5% to 10.8%
Future salary escalation	3.0% to 4.1%	3.0% to 5.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	10.5% to 17.5%	9.6% to 19.5%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 2.6%	0.5% to 4.5%

For the fiscal year ending August 31, 2020, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive income (in thousands):

Prior service cost	$55
Actuarial gain/loss	47
$102

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

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2019	2018	2019	2018	2019	2018	2019	2018	2017
Other Post- Employment Plans	$471	$443	$3,404	$3,077	$3,153	$2,772	$1,259	$1,187	$1,017

(1)

With some locations, local statutes require the applicable Company subsidiary to deposit cash in its own name with designated fund managers. The funds earn interest which the Company recognizes as interest income.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – STOCK BASED COMPENSATION

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”). See Note 2 – Summary of Significant Accounting Policies.

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 827,250 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2019	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2019	2018
2013 Plan	827,250	464,424	566,324

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2019, 2018 and 2017 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2019	2018	2017
Options granted to directors	$—	$—	$18
Restricted stock awards	11,477	7,476	7,301
Restricted stock units	2,820	2,742	2,370
Performance based restricted stock units	764	—	—
Stock-based compensation expense	$15,061	$10,218	$9,689

In October 2018, the Company’s then Chief Executive Officer (“former C.E.O.”), resigned by mutual agreement with the Board of Directors. In connection with his departure, the Company recorded among other things approximately $3.3 million of non-cash charges related to the acceleration of certain equity restricted stock awards.

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2019	2018	2017
Remaining unrecognized compensation cost (in thousands)	$21,116	$29,473	$26,382
Weighted average period of time over which this cost will be recognized (years)	3	3	3

	Years Ended
	August 31,	August 31,		August 31,
	2019	2018		2017
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$(1,829)	$530	(1)	$165

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restricted stock awards and units vest from a one-year to ten-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards, restricted stock units, and performance based restricted stock units activity for the twelve-months ended August 31, 2019, 2018 and 2017 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Grants outstanding at beginning of period	385,417	404,368	509,880
Granted	193,489	132,031	56,724
Forfeited	(16,127)	(23,119)	(40,023)
Vested	(199,953)	(127,863)	(122,213)
Grants outstanding at end of period	362,826	385,417	404,368

The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2019, 2018 and 2017:

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2019	2018	2017
RSAs, RSUs, and PSUs granted	$65.11	$84.83	$87.43
RSAs, RSUs, and PSUs vested	$79.28	$79.36	$77.85
RSAs, RSUs, and PSUs forfeited	$75.02	$73.27	$77.19

The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Total fair market value of RSAs, RSUs, and PSUs vested (in thousands)	$12,302	$10,886	$10,135

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

The following table summarizes the shares repurchased during fiscal years 2019, 2018 and 2017:

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Shares repurchased	75,462	37,414	38,634
Cost of repurchase of shares (in thousands)	$4,604	$3,183	$3,193

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31,	August 31,	August 31,
	2019	2018	2017
Reissued treasury shares	63,130	—	—

Due to the shift from the use of stock options to restricted stock awards and units, the Company no longer has any outstanding stock options, no further disclosure on options is necessary.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California.  The Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with the Company's 2017 Form 10-K and 2018 Form 10-Qs.  On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. PERA has until December 6, 2019, to file an amended complaint.  The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained (see Note 10 - Income Taxes for additional information).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2019 and 2018, the Company has recorded within other accrued expenses a total of $3.2 million and $3.0 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land (see Note – 12

“Leases”).

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida.  The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017.  As of August 31, 2019, all of the vacated space has been subleased (and/or returned to the landlord).  As part of the subleases the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years, if certain conditions occur related to nonpayment by the new tenant.  The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018.  As of August 31, 2019, the remaining balance of the LOC was $250,000.  Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility.  Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions.  As of August 31, 2019, the Company had approximately $14.9 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within restricted cash and deposits of approximately $50,000 as of August 31, 2019. The Company’s land purchase option agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of our agreements to purchase land without cause by forfeiture of some or all of the deposits we have made pursuant to the agreement. The Company does not have a timetable of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence reviews. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are exercised, the cash use would be approximately $17.8 million.

See Note 15 – “Unconsolidated Affiliates” for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2019	2018	2017
United States	$25,167	$19,723	$24,773
Foreign	85,943	102,865	107,970
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$111,110	$122,588	$132,743

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2019	2018	2017
Current:
U.S. tax expense (benefit)	$10,878	$10,827	$12,185
Foreign tax expense (benefit)	29,675	30,389	32,680
Total	$40,553	$41,216	$44,865
Deferred:
U.S. tax expense (benefit)	$(5,978)	$8,223	$(2,420)
U.S. valuation allowance change	6,171	2	(164)
Foreign tax expense (benefit)	966	3,516	(1,750)
Foreign valuation allowance change	(4,152)	(4,780)	1,487
Total	$(2,993)	$6,961	$(2,847)
Provision for income taxes	$37,560	$48,177	$42,018

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2019	2018	2017
Federal tax provision at statutory rates	21.0%	25.7%	35.0%
State taxes, net of federal benefit	0.3	0.2	0.3
Differences in foreign tax rates	10.6	3.9	(5.2)
Permanent items and other adjustments	(2.1)	10.8	1.5
(Decrease)/increase in valuation allowance	4.0	(1.3)	0.1
Provision for income taxes	33.8%	39.3%	31.7%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Significant components of the Company’s deferred tax assets as of August 31, 2019 and 2018 are shown below (in thousands):

	August 31,
	2019	2018
Deferred tax assets:
U.S. net operating loss carryforward	$3,763	$4,470
Foreign tax credits	7,170	126
Deferred compensation	927	907
U.S. timing differences	2,598	1,609
Foreign net operating losses	4,481	5,276
Foreign timing differences:
Accrued expenses and other timing differences	5,581	5,122
Depreciation and amortization	8,819	10,406
Deferred income	4,504	3,545
Gross deferred tax assets	37,843	31,461
U.S. deferred tax liabilities (depreciation and other timing differences)	(5,286)	(5,844)
Foreign deferred tax liabilities netted against deferred tax assets	(5,360)	(5,722)
U.S. valuation allowance	(7,177)	(1,005)
Foreign valuation allowance	(4,546)	(8,724)
Net deferred tax assets	$15,474	$10,166

For fiscal year 2019, the effective tax rate was 33.8%.  The decrease in the effective rate versus the prior year was primarily attributable to the following factors:

1.	The comparably favorable impact of 10.2% resulting from nonrecurrence of the U.S. Tax Reform Transition Tax.

2.

The comparably unfavorable net impact of 3.5%, resulting from the unfavorable impact of 6.1% from valuation allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable; and the favorable impact of 2.6% resulting from new export-related sales and service tax incentives.

3.

The comparably unfavorable impact of 1.0% resulting from the effective tax rate impact of costs incurred to expand our omni-channel capabilities and the net operating results of our marketplace and casillero business.

4.

The comparably favorable impact of 1.3% resulting from the reversal of valuation allowances on net deferred tax assets in the Company’s Colombia subsidiary, due to the ongoing improvement in our business in Colombia.

5.

The comparatively unfavorable impact on the effective tax rate of 0.9% resulting from a decrease in fiscal year 2019 in the magnitude of an intercompany transaction between PriceSmart, Inc. and our Colombian subsidiary in support of PriceSmart’s ongoing market development and growth in Colombia compared to the prior year. The Company does not expect these intercompany transactions to continue in the future.

6.	The comparably unfavorable impact of 0.7% resulting from severance compensation of one of our officers.

For fiscal year 2019, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $13.5 million and $9.9 million as of August 31, 2019 and 2018, respectively.

The Company had U.S. federal and state tax NOLs at August 31, 2019 of approximately $14.5 million and $17.1 million, respectively. Substantially all of the federal and state NOLs expire during periods ranging from 2020 through 2036 unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period. Further, based on current projections and using current apportionment factors, the Company maintains a partial valuation allowance on its Florida state NOLs ($17.1 million in gross) originating from its acquisition of its Aeropost, Inc. subsidiary, as the Company expects that $11.1 million of this NOL will expire before being utilized.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, for PriceSmart, Inc., and March 2018 for Aeropost, Inc., there will be annual limitations in the amount of U.S. taxable income that may be offset by NOLs of approximately $6.0 million, through 2022.  The Company expects substantially all recoverable NOLs will be recovered by 2023.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2019 and 2018, the undistributed earnings of these foreign subsidiaries are approximately $108.9 million and $45.2 million, respectively. Undistributed earnings were substantially reduced this year by action of the transition tax imposed upon the Company by the U.S. Tax Reform.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2019	2018		2017
Balance at beginning of fiscal year	$7,005	$7,694		$7,754
Gross increase - tax positions in prior period	530	1,600	(1)	—
Gross decrease - tax positions in prior period	—	(2,526)	(2)	—
Additions based on tax positions related to the current year	94	258		36
Settlements	—	—		(65)
Expiration of the statute of limitations for the assessment of taxes	(1,139)	(21)		(31)
Balance at end of fiscal year	$6,490	$7,005		$7,694

(1)	Aeropost related unrecognized tax benefits, with corresponding increase to Goodwill, due to current year acquisition.
(2)	Beneficial impact of US tax rate change, with corresponding detrimental rate change offset in deferred tax assets.

As of August 31, 2019, the liability for income taxes associated with unrecognized tax benefits was $6.5 million and can be reduced by $3.6 million of tax benefits recorded as deferred tax assets and liabilities. The total $6.5 million unrecognized tax benefit includes $400,000 of associated timing adjustments. The net amount of $6.1 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2019 and 2018, the Company had accrued an additional $2.0 million and $2.1  million, respectively, for the payment of interest and penalties related to the above mentioned unrecognized tax benefits.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2019 could result in a total income tax benefit amounting up to $3.1 million.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In one country in which the Company has warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a percentage of sales rather than income.  As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income.  The current rules (which the Company has challenged in court), effective for fiscal years 2015-2018, do not clearly allow the Company to obtain a refund or to offset this excess income tax against other taxes.  As of August 31, 2019, the Company had

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets of approximately $2.6 million in this country.  Also, the Company had an income tax receivable balance of $7.8 million as of August 31, 2019 related to excess payments from fiscal years 2015 and 2019.  In fiscal year 2018, a revised minimum tax law was passed in this country, which beginning in fiscal year 2020 will reduce the minimum tax rate. Additionally, this law clarifies, on a go-forward basis, the reimbursement process for excess minimum tax paid beginning in fiscal year 2019, but does not address periods prior to fiscal year 2019. Nevertheless, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will succeed in its refund request, related appeals and/or court challenge on this matter.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2003 to 2005, 2007, 2011* to 2015*, 2016 to the present
California (U.S.) (state return)	2005 and 2015 to the present
Florida(U.S.) (state return)	2011 to 2015*, 2016 to the present
Aruba	2013 to the present
Barbados	2013 to the present
Costa Rica	2011 to 2012, 2014*, 2015 to the present
Colombia	2015 to the present
Dominican Republic	2011 to 2012 and 2016 to the present
El Salvador	2016 to the present
Guatemala	2009, 2012 to 2013, 2015 the present
Honduras	2014 to the present
Jamaica	2013 to the present
Mexico	2014 to the present
Nicaragua	2015 to the present
Panama	2015*, 2016 to the present
Trinidad	2013 to the present
U.S. Virgin Islands	2001 to the present
Spain	2016 to the present
Chile	2016* to the present
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

NOTE 11 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2019	$69,000	$7,540	$486	$60,974	6.1%
August 31, 2018	$69,000	$—	$632	$68,368	—%

As of August 31, 2019 and August 31, 2018, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants.  As of August 31, 2019 and August 31, 2018, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the twelve months ended August 31, 2019:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2017	$18,358	$87,939	$106,297	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,500	13,500	15,000
Honduras subsidiary	1,350	12,150	13,500
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary with Scotiabank	(600)	(850)	(1,450)
Repayment of loan by Honduras subsidiary with Citibank	(1,850)	(6,063)	(7,913)
Repayment of loan by Trinidad subsidiary	(3,000)	(3,000)	(6,000)
Regularly scheduled loan payments	(4,052)	(12,673)	(16,725)
Reclassifications of long-term debt	3,005	(3,005)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar	144	(278)	(134)
Balances as of August 31, 2018	14,855	87,720	102,575	(2)
Regularly scheduled loan payments	(4,467)	(8,472)	(12,939)
Reclassifications of long-term debt	15,394	(15,394)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	93	(143)	(50)
Balances as of August 31, 2019	$25,875	$63,711	$89,586	(4)

(1)	The carrying amount on non-cash assets assigned as collateral for these loans was $128.4 million. No cash assets were assigned as collateral for these loans.
(2)	The carrying amount on non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.
(3)	These foreign currency translation adjustments are recorded within other comprehensive income.
(4)	The carrying amount on non-cash assets assigned as collateral for these loans was $111.3 million. No cash assets were assigned as collateral for these loans.

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2019	2018
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$7,481	$9,509
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	53,544	60,849
Loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	4,337	4,392
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	24,224	27,825
Total long-term debt	89,586	102,575
Less: current portion	25,875	14,855
Long-term debt, net of current portion	$63,711	$87,720

As of August 31, 2019, the Company had approximately $83.1 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2019, the Company was in compliance with all covenants or amended covenants.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2018, the Company had approximately $93.6 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of August 31, 2018, the Company was in compliance with all covenants or amended covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2020	$25,875
2021	9,218
2022	6,310
2023	17,848
2024	1,542
Thereafter	28,793
Total	$89,586

NOTE 12 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between December 31, 2019 and September 13, 2049.

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2019,  2018 and 2017 (in thousands):

	Years Ended August 31,
	2019	2018	2017
Minimum rental payments	$11,895	$12,963	$11,223
Deferred rent accruals	2,706	127	(80)
Total straight line rent expense	14,601	13,090	11,143
Contingent rental payments	3,568	3,399	3,320
Common area maintenance expense	704	723	1,174
Rental expense	$18,873	$17,212	$15,637

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended August 31,	Locations(1)
2020	$14,049
2021	13,272
2022	13,033
2023	13,065
2024	12,558
Thereafter	180,913
Total	$246,890	(2)

(1)

Operating lease obligations have been reduced by approximately $2.3 million to reflect expected sub-lease income.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)

Future minimum lease payments include $1.6 million of lease payment obligations for the prior leased Miami distribution center.  For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term.  This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of August 31, 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2019,  2018 and 2017 (in thousands):

	Years Ended August 31,
	2019	2018	2017
Minimum rental receipts	$2,924	$2,750	$2,654
Deferred rent accruals	8	(26)	(17)
Total straight line rent income	2,932	2,724	2,637
Contingent rental receipts	136	130	121
Common maintenance area income	186	155	141
Rental income	$3,254	$3,009	$2,899

The Company is the landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2019 (in thousands):

Years Ended August 31,	Amount
2020	$3,394
2021	2,964
2022	1,411
2023	1,127
2024	845
Thereafter	3,084
Total	$12,825

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

As of August 31, 2019, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2019:

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

For the twelve-month periods ended August 31, 2019, 2018 and 2017 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the year ended August 31, 2019	$4,732	$511	$5,243
Interest expense for the year ended August 31, 2018	$4,100	$981	$5,081
Interest expense for the year ended August 31, 2017	$3,605	$1,588	$5,193

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)	This amount is representative of the interest expense recognized on the interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2019	2018
Union Bank	$35,169	$35,700
Citibank N.A.	24,225	27,825
Scotiabank	18,375	25,149
Total	$77,769	$88,674

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives listed on the table below were designated as cash flow hedging instruments.  The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		August 31, 2019			August 31, 2018
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$2,736	$(903)	$1,833	$—	$—	$—
Cross-currency interest rate swaps	Other non-current assets	—	—	—	2,405	(819)	1,586
Interest rate swaps	Other non-current assets	—	—	—	1,959	(434)	1,525
Interest rate swaps	Other long-term liabilities	(2,178)	517	(1,661)	(8)	2	(6)
Cross-currency interest rate swaps	Other long-term liabilities	(732)	220	(512)	(494)	148	(346)
Net fair value of derivatives designated as hedging instruments		$(174)	$(166)	$(340)	$3,862	$(1,103)	$2,759

NOTE 14 – RELATED-PARTY TRANSACTIONS

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

Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $1.6 million, $1.3 million and $1.5 million in rental income for this space during the fiscal years ended August 31, 2019, 2018 and 2017.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A.  The Company paid approximately $741,000,  $754,000 and $636,000 for products purchased from this entity during the fiscal years ended August 31, 2019,  2018 and 2017, respectively.  Also, Mr. Zurcher is a director of Roma Prince S.A. PriceSmart purchased products from this entity for approximately $1.0 million, $1.1 million and $1.1 million for the years ended August 31, 2019, 2018 and 2017, respectively.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2019,  2018 and 2017, the Company sold approximately $527,000,  $457,000 and $393,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Executive Chairman of the Company's Board of Directors, is the Chairman of the Board and President of Price Philanthropies Foundation and Price Charities. Sherry S. Bahrambeygui, a director and the Chief Executive Officer of the Company, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is a founder and  a limited partner of CRI 2000, LP, dba Combined Resources International ("CRI") and Lightspeed Outdoors, LP (“LSO”). CRI designs and imports consumer products for wholesale distribution, primarily through warehouse clubs. LSO designs and imports recreational products for wholesale distribution and online retailing. The Company paid approximately $65,000, $305,000 and $437,000 for products purchased from these entities during the years ended August 31, 2019,  2018 and 2017, respectively.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2019, 2018 and 2017.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationships with Pierre Mignault: Pierre Mignault was elected to the Board of Directors, effective August 1, 2015. Mr. Mignault has been a consultant for the Company since September 2009, serving as an independent sourcing agent with Canadian suppliers. In his role as an independent sourcing agent, Mr. Mignault received commissions of $240,000,  $268,000,  and $224,000 from certain vendors related to the sale of product to the Company in fiscal years 2019, 2018 and 2017, respectively.

NOTE 15 – UNCONSOLIDATED AFFILIATES

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama.  Construction of the offices was completed in October 2014.  The lease term is for 15 years with three options to renew for five years each at the Company's discretion.  The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2019, 2018 and 2017.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2019 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net (Loss)/Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$164	$7,182	$99	$7,281
Price Plaza Alajuela, S.A.	50%	2,193	1,236	86	3,515	785	4,300
Total		$6,809	$3,638	$250	$10,697	$884	$11,581

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2019	2018
Current assets	$1,344	$1,528
Noncurrent assets	10,949	10,883
Current liabilities	156	239
Noncurrent liabilities	$8	$10

	Years Ended August 31,
	2019	2018	2017
PriceSmart's share of net income (loss) of unconsolidated affiliates	$(61)	$(8)	$(1)

NOTE 16 – ACQUISITION

On March 15, 2018, the Company acquired technology, talent and cross-border logistics infrastructure through a marketplace and casillero business operated by Aeropost, Inc. This acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations.  PriceSmart is actively integrating and investing in the technology, talent and infrastructure from this business to expand its omni-channel capabilities. The Company paid $29.0 million in cash for this acquisition. Under the merger agreement, $5.0 million of the total consideration has been placed in escrow and its release to the sellers is contingent upon certain key Aeropost, Inc. executives remaining employed with the Company for 15 months from the date of closing. The amount placed in escrow also can be used to satisfy any indemnification claims and post-closing adjustments in favor of the Company. This contingent consideration is accounted for as post-combination compensation expense, reduces the total consideration and will be recorded over this 15 month period. The post-acquisition compensation expense is recorded as prepaid expenses and other current assets on the consolidated balance sheet, and has been treated as use of cash from operating activities on the consolidated statement of cash flows. The 15-month period lapsed on June 15, 2019, and the key Aeropost, Inc. executives remained employed with the Company during this time, as such, no claim in this respect has been made against the escrow balance for this concept. Subsequent to the balance sheet date, all indemnification claims and post-closing adjustments submitted by the Company and the sellers have been settled with no material adjustments to the escrow balance.

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

Below is the table that summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$4,196
Other non-current assets	746
Property, plant and equipment	2,059
Intangible assets	16,100
Goodwill	11,411
Deferred tax assets, long-term	4,078
Total assets acquired	$38,590
Current liabilities	(5,862)
Non-current liabilities	(6,967)
Noncontrolling interest	(562)
Net assets acquired	$25,199

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma financial information shows the combined results of operations of the Company, including Aeropost, Inc., as if the acquisition had occurred as of the beginning of the periods presented (in thousands):

	Twelve Months Ended
	2018	2017
Pro forma total revenues	$3,197,307	$3,040,168
Pro forma net income attributable to PriceSmart, Inc. (1)	$67,734	$82,587
Pro forma net income attributable to noncontrolling interest	$444	$248

(1)

Includes the pro forma recognition of $3.0 million of post-combination compensation expense, which represents completion of twelve of the fifteen months of continued service required to satisfy the $3.8 million remaining purchase price contingency, and $2.1 million for the amortization of intangible assets for the twelve months ended August 31, 2018.

The following is summary financial information for Aeropost, Inc., including costs to expand omni-channel capabilities for fiscal year 2019 (in thousands):

	Twelve Months Ended
	2019	2018	2017
Total revenue	$37,162	16,863	N/A
Net Loss (net of tax benefits)	$(14,462)	(6,901)	N/A

NOTE 17 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 43 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items(2)	Total
Years Ended August 31, 2019
Revenue from external customers	$68,335	$1,831,761	$933,886	$389,936	$—	$3,223,918
Intersegment revenues	1,205,986	11,185	4,507	1,498	(1,223,176)	—
Depreciation, Property and equipment	5,334	24,684	14,052	8,484	—	52,554
Amortization, Intangibles	2,404	—	—	—	—	2,404
Operating income (loss)	3,805	122,629	50,724	14,909	(76,900)	115,167
Interest income from external sources	74	499	568	348	—	1,489
Interest income from intersegment sources	1,408	1,877	724	—	(4,009)	—
Interest expense from external sources	1,377	2,368	(401)	595	—	3,939
Interest expense from intersegment sources	60	1,505	2,132	8	(3,705)	—
Provision for income taxes	11,280	19,429	6,615	236	—	37,560
Net income (loss) attributable to PriceSmart, Inc. (3)	(8,518)	100,614	44,168	14,124	(77,197)	73,191
Long-lived assets (other than deferred tax assets)	65,278	383,665	165,584	115,838	—	730,365
Intangibles, net	12,576	—	—	—	—	12,576
Goodwill	11,315	24,593	10,193	—	—	46,101
Investment in unconsolidated affiliates	—	10,697	—	—	—	10,697
Total assets	161,583	614,579	340,216	180,033	—	1,296,411
Capital expenditures, net	8,439	85,962	28,434	22,832	—	145,667

Years Ended August 31, 2018
Revenue from external customers	$57,445	$1,839,810	$879,423	$390,024	$—	$3,166,702
Intersegment revenues	1,184,530	—	4,472	993	(1,189,995)	—
Depreciation, Property and equipment	7,373	23,391	11,596	9,160	—	51,520
Amortization, Intangibles	1,120	—	—	—	—	1,120
Operating income (loss)	2,016	130,849	48,383	12,086	(67,282)	126,052
Interest income from external sources	25	487	767	136	—	1,415
Interest income from intersegment sources	747	1,245	730	—	(2,722)	—
Interest expense from external sources	1,465	3,210	(353)	750	—	5,072
Interest expense from intersegment sources	16	1,042	1,576	3	(2,637)	—
Provision for income taxes	19,977	20,767	5,624	1,809	—	48,177
Net income (loss) attributable to PriceSmart, Inc. (3)	(19,811)	107,401	44,178	9,917	(67,357)	74,328
Long-lived assets (other than deferred tax assets)	67,650	320,612	150,516	118,284	—	657,062
Intangibles, net	14,980	—	—	—	—	14,980
Goodwill	11,230	24,903	10,196	—	—	46,329
Investment in unconsolidated affiliates	—	10,758	—	—	—	10,758
Total assets	164,008	550,874	318,837	182,673	—	1,216,392
Capital expenditures, net	2,252	50,982	39,379	3,237	—	95,850

Years Ended August 31, 2017
Revenue from external customers	$34,244	$1,789,889	$827,920	$344,575	$—	$2,996,628
Intersegment revenues	1,138,526	—	4,796	110	(1,143,432)	—
Depreciation, Property and equipment	6,653	20,252	10,205	9,182	—	46,292
Amortization, Intangibles	—	—	—	—	—	—
Operating income (loss)	10,436	134,826	47,190	4,932	(61,155)	136,229
Interest income from external sources	13	914	740	142	—	1,809
Interest income from intersegment sources	739	882	546	—	(2,167)	—
Interest expense from external sources	762	4,127	548	1,340	—	6,777
Interest expense from intersegment sources	42	1,106	990	34	(2,172)	—
Provision for income taxes	9,560	23,368	7,654	1,436	—	42,018
Net income (loss) attributable to PriceSmart, Inc.	3,893	107,797	38,403	1,786	(61,155)	90,724
Long-lived assets (other than deferred tax assets)	70,353	296,915	122,616	126,206	—	616,090
Goodwill	—	25,375	10,267	—	—	35,642
Investment in unconsolidated affiliates	—	10,765	—	—	—	10,765
Total assets	147,650	544,683	303,234	181,947	—	1,177,514
Capital expenditures, net	56,229	50,977	26,586	3,232	—	137,024

(1)	Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(3)

In March 2018, the Company acquired technology, talent and cross-border logistics infrastructure that operated a marketplace and casillero business. Investments in the technology, talent and infrastructure to expand our omni-channel capabilities, together with the operating results from the marketplace and casillero business, negatively impacted Net income attributable to PriceSmart, Inc. $14.5 million for the twelve months ended August 31, 2019. Management considers this business to be part of its United States operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2019 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Real Estate Transactions

In September 2019, the Company secured land in Portmore City, Jamaica, upon which the Company plans to construct a warehouse club. Portmore is expected to open, in the fall of 2020. This will bring the number of PriceSmart warehouse clubs operating in Jamaica to two.

In October 2019, the Company acquired land in Bucaramanga, Colombia, upon which the Company plans to construct a warehouse club. Bucaramanga is expected to open, in the fall of 2020. This will bring the number of PriceSmart warehouse clubs operating in Colombia to nine.

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2019, 2018 and 2017 is as follows (in thousands, except per share data):

	Three Months Ended,				Year Ended,
Fiscal Year 2019	Nov 30, 2018	Feb 28, 2019	May 31, 2019	Aug 31, 2019	Aug 31, 2019
Total revenues	$779,637	$854,425	$788,556	$801,300	$3,223,918
Total cost of goods sold	$653,180	$716,858	$661,887	$663,766	$2,695,691
Net income attributable to PriceSmart, Inc.	$14,612	$23,810	$14,096	$20,673	$73,191
Basic net income per share	$0.48	$0.79	$0.46	$0.67	$2.40
Diluted net income per share	$0.48	$0.79	$0.46	$0.67	$2.40

	Three Months Ended,					Year Ended,
Fiscal Year 2018	Nov 30, 2017	Feb 28, 2018		May 31, 2018	Aug 31, 2018	Aug 31, 2018
Total revenues	$767,072	$839,563		$782,201	$777,866	$3,166,702
Total cost of goods sold	$644,985	$708,040		$652,694	$650,801	$2,656,520
Net income attributable to PriceSmart, Inc.	$22,490	$14,148	(1)	$18,694	$18,996	$74,328
Basic net income per share	$0.74	$0.47		$0.61	$0.62	$2.44
Diluted net income per share	$0.74	$0.47		$0.61	$0.62	$2.44

	Three Months Ended,				Year Ended,
Fiscal Year 2017	Nov 30, 2016	Feb 28, 2017	May 31, 2017	Aug 31, 2017	Aug 31, 2017
Total revenues	$739,572	$793,296	$730,258	$733,502	$2,996,628
Total cost of goods sold	$618,671	$667,563	$617,598	$615,920	$2,519,752
Net income attributable to PriceSmart, Inc.	$24,869	$27,219	$18,838	$19,798	$90,724
Basic net income per share	$0.82	$0.90	$0.62	$0.64	$2.98
Diluted net income per share	$0.82	$0.90	$0.62	$0.64	$2.98

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

Thursday, February 6, 2020 at 10:00 AM

PriceSmart, Inc. Corporate Headquarters

9740 Scranton Road

San Diego, CA 92121

Transfer Agent

Computershare Inc.

462 South 4th Street, Suite 1600

Louisville, KY, 40202

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