Form 10-Q
period 2019-11-30
PRICESMART INC
filed 2020-01-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

The registrant had 30,612,511 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2019.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of November 30, 2019 and the consolidated balance sheet as of August 31, 2019, the unaudited consolidated statements of income for the three months ended November 30, 2019 and 2018, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2019 and 2018, the unaudited consolidated statements of equity for the three months ended November 30, 2019 and 2018, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2019 and 2018 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2019	August 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$111,359	$102,653
Short-term restricted cash	65	54
Short-term investments	25,098	17,045
Receivables, net of allowance for doubtful accounts of $125 as of November 30, 2019 and $144 as of August 31, 2019, respectively	10,293	9,872
Merchandise inventories	388,072	331,273
Prepaid expenses and other current assets (includes $2,747 and $2,736 as of November 30, 2019 and August 31, 2019, respectively, for the fair value of derivative instruments)	36,990	30,999
Total current assets	571,877	491,896
Long-term restricted cash	3,689	3,529
Property and equipment, net	693,275	671,151
Operating lease right-of-use assets, net	118,203	—
Goodwill	45,425	46,101
Other intangibles, net	11,977	12,576
Deferred tax assets	17,790	15,474
Other non-current assets (includes $436 and $0 as of November 30, 2019 and August 31, 2019, respectively, for the fair value of derivative instruments)	51,226	44,987
Investment in unconsolidated affiliates	10,649	10,697
Total Assets	$1,524,111	$1,296,411
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$23,018	$7,540
Accounts payable	328,585	286,219
Accrued salaries and benefits	24,131	25,401
Deferred income	25,147	25,340
Income taxes payable	6,640	4,637
Other accrued expenses and other current liabilities (includes $127 and $0 as of November 30, 2019 and August 31, 2019, respectively, for the fair value of foreign currency forward contracts)	40,519	32,442
Operating lease liabilities, current portion	8,310	—
Long-term debt, current portion	13,726	25,875
Total current liabilities	470,076	407,454
Deferred tax liability	1,829	2,015
Long-term portion of deferred rent	—	11,198
Long-term income taxes payable, net of current portion	5,346	5,069
Long-term operating lease liabilities	121,698	—
Long-term debt, net of current portion	98,084	63,711
Other long-term liabilities (includes $3,259 and $2,910 for the fair value of derivative instruments and $5,675 and $5,421 for post-employment plans as of November 30, 2019 and August 31, 2019, respectively)	9,306	8,685
Total Liabilities	706,339	498,132

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,474,818 and 31,461,359 shares issued and 30,612,511 and 30,538,788 shares outstanding (net of treasury shares) as of November 30, 2019 and August 31, 2019, respectively	3	3
Additional paid-in capital	440,756	443,084
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(147,524)	(144,339)
Retained earnings	545,532	525,804
Less: treasury stock at cost, 862,307 shares as of November 30, 2019 and 924,332 shares as of August 31, 2019	(33,424)	(38,687)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	816,829	797,351
Noncontrolling interest in consolidated subsidiaries	943	928
Total stockholders' equity	817,772	798,279
Total Liabilities and Equity	$1,524,111	$1,296,411

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2019	2018
Revenues:
Net merchandise sales	$778,728	$747,443
Export sales	8,274	8,189
Membership income	13,746	12,740
Other revenue and income	11,193	11,265
Total revenues	811,941	779,637
Operating expenses:
Cost of goods sold:
Net merchandise sales	662,724	641,155
Export sales	7,971	7,778
Non-merchandise	4,251	4,247
Selling, general and administrative:
Warehouse club and other operations	79,373	74,222
General and administrative	25,884	27,335
Pre-opening expenses	953	15
Loss on disposal of assets	71	215
Total operating expenses	781,227	754,967
Operating income	30,714	24,670
Other income (expense):
Interest income	293	391
Interest expense	(862)	(1,033)
Other expense, net	(985)	(1,819)
Total other income (expense)	(1,554)	(2,461)
Income before provision for income taxes and loss of unconsolidated affiliates	29,160	22,209
Provision for income taxes	(9,403)	(7,540)
Loss of unconsolidated affiliates	(48)	(24)
Net income	19,709	14,645
Less: net (income) loss attributable to noncontrolling interest	19	(33)
Net income attributable to PriceSmart, Inc.	$19,728	$14,612
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.64	$0.48
Diluted	$0.64	$0.48
Shares used in per share computations:
Basic	30,277	30,172
Diluted	30,284	30,189
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2019	2018
Net income	$19,709	$14,645
Less: net (income) loss attributable to noncontrolling interest	19	(33)
Net income attributable to PriceSmart, Inc.	$19,728	$14,612

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(3,724)	(13,397)
Defined benefit pension plan:
Net gain arising during period	7	9
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	19	19
Total defined benefit pension plan	26	28
Derivative instruments: (2)
Unrealized losses on change in derivative obligations	(432)	(306)
Unrealized gains on change in fair value of interest rate swaps	941	429
Amounts reclassified from accumulated other comprehensive loss to other expense, net for settlement of derivatives	4	—
Total derivative instruments	513	123
Other comprehensive loss	(3,185)	(13,246)
Comprehensive income	16,543	1,366
Less: comprehensive income attributable to noncontrolling interest	34	1
Comprehensive income attributable to PriceSmart, Inc. to stockholders	$16,509	$1,365

(1)Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries are indefinite because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to non-remitted earnings of the Company's foreign subsidiaries.

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
									Total
				Tax Benefit	Accumulated				Stockholder's
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Issuance of restricted stock award	32	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,046	—	—	—	—	—	6,046	—	6,046
Net income	—	—	—	—	—	14,612	—	—	14,612	33	14,645
Other comprehensive income (loss)	—	—	—	—	(13,246)	—	—	—	(13,246)	1	(13,245)
Balance at November 30, 2018	31,405	$3	$438,928	$11,486	$(134,462)	$488,566	912	$(39,107)	$765,414	$670	$766,084

Balance at August 31, 2019	31,461	$3	$443,084	$11,486	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	—	7	(461)	(461)	—	(461)
Issuance of treasury stock	(69)	—	(5,724)	—	—	—	(69)	5,724	—	—	—
Issuance of restricted stock award	85	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,396	—	—	—	—	—	3,396	—	3,396
Net income	—	—	—	—	—	19,728	—	—	19,728	(19)	19,709
Other comprehensive income (loss)	—	—	—	—	(3,185)	—	—	—	(3,185)	34	(3,151)
Balance at November 30, 2019	31,475	$3	$440,756	$11,486	$(147,524)	$545,532	862	$(33,424)	$816,829	$943	$817,772

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2019	2018
Operating Activities:
Net income	$19,709	$14,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,814	13,723
Allowance for doubtful accounts	(19)	7
Loss on sale of property and equipment	71	215
Deferred income taxes	(1,234)	316
Equity in losses of unconsolidated affiliates	48	24
Stock-based compensation	3,396	6,046
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(9,762)	(6,200)
Merchandise inventories	(56,799)	(59,054)
Accounts payable	45,880	55,985
Net cash provided by operating activities	16,104	25,707
Investing Activities:
Additions to property and equipment	(37,582)	(35,673)
Short-term investments	(10,184)	(6,190)
Proceeds from settlements of short-term investments	2,066	12,406
Proceeds from disposal of property and equipment	13	93
Net cash used in investing activities	(45,687)	(29,364)
Financing Activities:
Proceeds from long-term bank borrowings	25,000	—
Repayment of long-term bank borrowings	(2,836)	(3,463)
Proceeds from short-term bank borrowings	81,202	—
Repayment of short-term bank borrowings	(65,581)	—
Other financing activities	19	(33)
Purchase of treasury stock	(461)	—
Net cash provided by (used in) financing activities	37,343	(3,496)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,117	(1,375)
Net increase (decrease) in cash, cash equivalents	8,877	(8,528)
Cash, cash equivalents and restricted cash at beginning of period	106,236	96,914
Cash, cash equivalents and restricted cash at end of period	$115,113	$88,386

Supplemental disclosure of noncash investing activities:
Capital expenditures incurred but not yet paid	$10,282	$2,148

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30,	November 30,
	2019	2018
Cash and cash equivalents	$111,359	$81,047
Short-term restricted cash	65	4,164
Long-term restricted cash	$3,689	$3,175
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$115,113	$88,386

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2019

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2019, the Company had 45 warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia, Costa Rica, and Panama; five in the Dominican Republic, four each in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company is currently constructing and plans to open warehouse clubs in Liberia, Costa Rica in the summer of 2020 and Bogota, Colombia in the fall of 2020. The Company also plans to build new warehouse clubs in Portmore, Jamaica and Bucaramanga, Colombia and open them in the fall of 2020. Once these four new clubs are open, the Company will operate 49 warehouse clubs. The Company continues to explore and negotiate for other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia.

PriceSmart is investing in technology to increase efficiencies and to enable omni-channel capabilities, including e-commerce, to enhance the member experience. PriceSmart also operates a legacy (casillero and marketplace) Aeropost business in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the consolidated balance sheet as of November 30, 2019 is not comparable, in this respect, with that as of August 31, 2019.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “2019 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of November 30, 2019 are listed below:

Marketplace and Casillero Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of November 30, 2019 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30,	August 31,
	2019	2019
Short-term restricted cash:
Restricted cash for land purchase option agreements	$50	$50
Other short-term restricted cash	15	4
Total short-term restricted cash	$65	$54

Long-term restricted cash:
Other long-term restricted cash (1)	$3,689	$3,529
Total long-term restricted cash	$3,689	$3,529
Total restricted cash	$3,754	$3,583

(1)Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $57.4 million as of November 30, 2019 and $58.7 million as of August 31, 2019.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests Goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $6.2 million and $5.1 million as of November 30, 2019 and August 31, 2019, respectively. In two other countries, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.7 million and $7.8 million and deferred tax assets of $2.7 million as of November 30, 2019 and August 31, 2019 in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2019	2019
Prepaid expenses and other current assets	$3,068	$1,639
Other non-current assets	24,990	22,691
Total amount of VAT receivables reported	$28,058	$24,330

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2019	2019
Prepaid expenses and other current assets	$10,065	$9,009
Other non-current assets	19,654	16,381
Total amount of Income tax receivables reported	$29,719	$25,390

Lease Accounting – The Company’s leases are operating leases for warehouse clubs and non-warehouse club facilities such as corporate headquarters, regional offices, and regional distribution centers. The Company does not have finance leases. The Company determines if an arrangement is a lease and classifies it as either a finance or operating lease at lease inception. Operating leases are included in Operating lease right-of-use assets, net; Operating lease liabilities, current portion; and Long-term operating lease liabilities on the consolidated balance sheets.

Operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. The Company’s leases generally do not have a readily determinable implicit rate; therefore, the Company uses a collateralized incremental borrowing rate at the commencement date in determining the present value of future payments. The incremental borrowing rate is based on a yield curve derived by publicly traded bond offerings for companies with similar credit characteristics that approximate the Company's market risk profile. In addition, we adjust the incremental borrowing rate for jurisdictional risk derived from quoted interest rates from financial institutions to reflect the cost of borrowing in the Company’s local markets. The Company’s lease terms may include options to purchase, extend or terminate the lease, which are recognized when it is reasonably certain that the Company will exercise that option. The Company does not combine lease and non-lease components.

The Company measures Right-of-use (“ROU”) assets based on the corresponding lease liabilities, adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date (net of lease incentives). The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and the related lease liability and are recognized as this lease expense is incurred. The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales.

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the three months ended November 30, 2019, the Company reissued approximately 69,000 treasury shares.

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

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates. The Company's Level 2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, consisted of cash flow hedges (interest rate swaps and cross-currency interest rate swaps), written foreign currency call options, and forward foreign exchange contracts. In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt. The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers during the periods reported on herein.

Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment. For the periods reported, no impairment of such non-financial assets was recorded.

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities as disclosed in the Company’s 2019 Form 10-K.

Derivatives Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates. In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting. If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be reported in accumulated other comprehensive loss until the hedged item completes its contractual term. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company did not change valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets from previous practice during the reporting period. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2019 and August 31, 2019.

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

Other Instruments. Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. For derivative instruments not designated as hedging instruments, the Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Other expense, net in the consolidated statements of income in the period of change.

Revenue Recognition – The accounting policies and other disclosures such as the disclosure of disaggregated revenues are described in Note 3 – Revenue Recognition.

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

Self-Insurance – The Company changed health insurance providers and is no longer self-insured as of October 1, 2019. The remaining accrued liability for potential health care claims is immaterial as of November 30, 2019.

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in store promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases and therefore are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three months ended November 30, 2019 and 2018:

	Three Months Ended
	November 30,	November 30,
	2019	2018
Effect on other comprehensive loss due to foreign currency translation	$(3,724)	$(13,397)

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

	Three Months Ended
	November 30,	November 30,
	2019	2018
Currency loss	$(1,657)	$(1,819)

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

Additionally, the amendments in this ASU require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The Company expects to adopt ASU No. 2018-15 on September 1, 2020, the first quarter of fiscal year 2021. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 715 ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans--General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits (Topic 715-20). The standard amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company expects to adopt ASU No. 2018-14 on September 1, 2021, the first quarter of fiscal year 2022. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 820 ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 adds new disclosure requirements for Level 3 measurements. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company expects to adopt ASU No. 2018-13 on September 1, 2020, the first quarter of fiscal year 2021. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 350 ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Additionally, ASU No. 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company expects to adopt ASU No. 2017-04 on September 1, 2020, the first quarter of fiscal year 2021. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

FASB ASC 326 ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the FASB’s guidance on the impairment of financial instruments. This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU No. 2016-13 on September 1, 2020, the first quarter of fiscal year 2021. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Adopted

FASB ASC 815 ASU 2018-16 – Derivatives and Hedging — Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In October 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of United States benchmark interest rates permitted in the application of hedge accounting. The amendments in this ASU allow use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016 - 02 using the modified retrospective transition method in the first quarter of fiscal year 2020. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $120.6 million of operating lease right-of-use (“ROU”) assets and $132.1 million of short-term and long-term operating lease liabilities as of September 1, 2019. The difference between the assets and liabilities primarily represents the deferred rent recorded as of August 31, 2019, which was eliminated upon adoption. No cumulative-effect adjustments were recorded to retained earnings, and there was no material impact to the Company’s interim consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows. However, several of the Company’s leases are denominated in a currency that is not the functional currency of the Company’s local subsidiary, which results in additional potential foreign currency exchange rate fluctuation exposure. The exposure for the period ended November 30, 2019 was a $34.1 million liability. Due to the mix of foreign currency exchange rate fluctuations during the first quarter of fiscal year 2020, the impact to the interim consolidated statements of income and comprehensive income was immaterial.

The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company also elected the practical expedient to carry forward the accounting treatment for land easements and the practical expedient allowing the Company not to apply the recognition requirements of ASC 842 to short-term leases. However, the Company did not elect to combine lease and non-lease components. Please refer to Note 10 – Leases for further discussion on the Company's leases.

NOTE 3 – REVENUE RECOGNITION

Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.

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

Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated over the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented. Membership fee revenue is included in membership income in the Company's consolidated statements of income. The deferred membership fee is included in deferred income in the Company's consolidated balance sheets.

Platinum Points Reward Programs. The Company currently offers Platinum memberships in nine of its thirteen countries.  The annual fee for a Platinum membership is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

Co-branded Credit Card Points Reward Programs.  Most of the Company’s subsidiaries have points reward programs related to Co-branded Credit Cards. These points reward programs provide incremental points that can be used at a future time to acquire merchandise within the Company’s warehouse clubs.  This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services.  As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses and other current liabilities on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Net merchandise sales on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.

Gift Cards. Members’ purchases of gift cards to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses and other current liabilities in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration.  However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

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

Contract Performance Liabilities

Contract performance liabilities as a result of transactions with customers primarily consist of deferred membership income, other deferred income, deferred gift card revenue, Platinum points programs, and liabilities related to co-branded credit card points rewards programs which are included in deferred income and other accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table provides these contract balances from transactions with customers as of the dates listed (in thousands):

	Contract Liabilities
	November 30, 2019	August 31, 2019
Deferred membership income	$24,599	$24,901
Other contract performance liabilities	$6,397	$4,048

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2019	November 30, 2018
Foods & Sundries	$392,805	$376,328
Fresh Foods	215,238	200,705
Hardlines	90,804	92,154
Softlines	40,324	40,481
Other Business	39,557	37,775
Net Merchandise Sales	$778,728	$747,443

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

The following table sets forth the computation of net income per share for the three months ended November 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2019	2018
Net income attributable to PriceSmart, Inc.	$19,728	$14,612
Less: Allocation of income to unvested stockholders	(258)	(193)
Net income attributable to PriceSmart, Inc. per share available for distribution	$19,470	$14,419
Basic weighted average shares outstanding	30,277	30,172
Add dilutive effect of performance stock units (two-class method)	7	17
Diluted average shares outstanding	30,284	30,189
Basic net income per share	$0.64	$0.48
Diluted net income per share	$0.64	$0.48

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2020. The following table summarizes the dividends declared and paid during fiscal year 2019.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(3,724)	34	(3,690)
Defined benefit pension plans	26	—	26
Derivative instruments (1)	513	—	513
Ending balance, November 30, 2019	$(147,524)	$54	$(147,470)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(13,397)	(1)	(13,398)
Defined benefit pension plans	28	—	28
Derivative Instruments (1)	123	—	123
Ending balance, November 30, 2018	$(134,462)	$(2)	$(134,464)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(19,717)	21	(19,696)
Defined benefit pension plans	(112)	—	(112)
Derivative Instruments (1)	(3,369)	—	(3,369)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	75	—	75
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)

(1)See Note 8 - Derivative Instruments and Hedging Activities.

(2)Amounts reclassified from accumulated other comprehensive loss related to the minimum pension liability are included in warehouse club and other operations in the Company's consolidated statements of income.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2019	2019
Retained earnings not available for distribution	$7,926	$7,843

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.

Taxes

Income Taxes – For interim reporting, the Company uses an estimated annual effective tax rate (AETR), pursuant to ASC 740-279, to calculate income tax expense. Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating its ability to recover deferred tax assets in the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no significant changes in the Company's uncertain income tax positions since August 31, 2019.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2019 and August 31, 2019, the Company has recorded within other accrued expenses and other current liabilities a total of $3.2 million for various non-income tax related tax contingencies.

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

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.7 million and $7.8 million and deferred tax assets of $2.7 million as of November 30, 2019 and August 31, 2019 in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

Other Commitments

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017. As of November 30, 2019, all of the vacated space has been subleased (and/or returned to the landlord). As part of the subleases, the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years if certain conditions were to occur related to nonpayment by the new tenant. The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018. As of November 30, 2019, the remaining balance of the LOC was $250,000. Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility. Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2019 and August 31, 2019, the Company had approximately $15.1 million and $14.9 million, respectively, in contractual obligations for construction services not yet rendered.

The Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of our agreements to purchase land without cause by forfeiture of some or all of the deposits we have made pursuant to the agreement. The Company does not have a timetable of when or if it will exercise its land purchase options or complete its other land purchase agreements, due to the uncertainty related to the completion of the Company's due diligence reviews or required governmental permits or approvals. The Company's due diligence reviews include evaluations of the legal status of each property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If all land purchase agreements were completed, the cash use would be approximately $6.7 million.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2019 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$132	$7,150	$99	$7,249
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	70	3,499	785	4,284
Total		$6,809	$3,638	$202	$10,649	$884	$11,533

(1)The parties intend to seek alternate financing for the project, which could reduce the amount of investments each party would be required to provide. The parties may mutually agree on changes to the project, which could increase or decrease the amount of contributions each party is required to provide.

(2)The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2019	$69,000	$23,018	$534	$45,448	4.8%
August 31, 2019	$69,000	$7,540	$486	$60,974	6.1%

As of November 30, 2019 and August 31, 2019, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants. As of November 30, 2019 and August 31, 2019, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in long-term debt for the three-months ended November 30, 2019:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2019	$25,875	$63,711	$89,586	(1)
Proceeds from long-term debt incurred during the period:
Colombia subsidiary	—	25,000	25,000
Regularly scheduled loan payments	(947)	(1,889)	(2,836)
Reclassifications of short-term debt	(11,253)	11,253	(0)
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	51	9	60
Balances as of November 30, 2019	$13,726	$98,084	$111,810	(1)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $111.3 million. No cash assets were assigned as collateral for these loans.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income.

As of November 30, 2019, the Company had approximately $105.9 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2019, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2019, the Company had approximately $83.1 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2020	$13,726
2021	13,348
2022	10,211
2023	21,341
2024	20,771
Thereafter	32,413
Total	$111,810

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

These derivative instruments (cash flow hedging instruments) are designated and qualify as cash flow hedges, with the entire gain or loss on the derivative reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same income statement line item that is used to present earnings effect of the hedged item when the hedged item affects earnings.

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business, including foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts (NDFs) that are intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

The Company uses other derivatives not designated as hedging instruments that consist primarily of written call options in which the Company receives a premium from the holder. This premium lowers the cost of the Company’s hedging activities. The Company recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Other expense, net in the consolidated statements of income in the period of change.

Cash Flow Hedges

As of November 30, 2019, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2019:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Colombia	24-Sep-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	Variable rate 3-month Libor plus 2.50%	7.09%	24th day of December, March, June and September beginning December 24, 2019	September 24, 2019 - September 26, 2022
Panama	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
Honduras	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2024
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019

For the three months ended November 30, 2019 and 2018, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2019	$1,014	$261	$1,275
Interest expense for the three months ended November 30, 2018	$1,160	$167	$1,327

(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2019	2019
Union Bank	$34,850	$35,169
Citibank N.A.	60,825	24,225
Scotiabank	17,750	18,375
Total	$113,425	$77,769

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2019			August 31, 2019
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$436	$(144)	$292	$—	$—	$—
Cross-currency interest rate swaps	Other current assets	2,747	(906)	1,841	2,736	(903)	1,833
Interest rate swaps	Other long-term liabilities	(1,429)	344	(1,085)	(2,178)	517	(1,661)
Cross-currency interest rate swaps	Other long-term liabilities	(580)	174	(406)	(732)	220	(512)
Cross-currency interest rate swaps	Other current liabilities	(60)	18	(42)	—	—	—
Net fair value of derivatives designated as hedging instruments		$1,114	$(514)	$600	$(174)	$(166)	$(340)

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. As of

November 30, 2019, the Company did not have any material non-deliverable forward foreign-exchange contracts.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities.

The following table summarizes the fair value of the Company’s other contracts not designated as hedging instruments:

	November 30, 2019		August 31, 2019
Non-designated derivative contracts	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Net fair value of other non-designated derivative contracts that do not qualify for hedge accounting	Other long-term liabilities	$(1,250)	Other long-term liabilities	$—

For the three months ended November 30, 2019, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
Income Statement Classification	2019	2018
Other expense, net	$(1,270)	$—

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 45 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2019
Revenue from external customers	$17,339	$466,802	$235,017	$92,783	$—	$811,941
Intersegment revenues	349,950	4,045	1,202	536	(355,733)	—
Depreciation, Property and equipment	1,348	6,882	3,966	2,018	—	14,214
Amortization, Intangibles	599	—	—		—	599
Operating income	2,587	31,700	11,810	4,524	(19,907)	30,714
Net income (loss) attributable to PriceSmart, Inc.	(724)	26,751	10,318	3,271	(19,888)	19,728
Long-lived assets (other than deferred tax assets) (3)	84,117	471,366	177,742	143,818	—	877,043
Intangibles, net	11,977	—	—	—	—	11,977
Goodwill	10,695	24,532	10,198	—	—	45,425
Total assets	168,375	754,364	369,575	231,797	—	1,524,111
Capital expenditures, net	629	15,243	4,520	20,834	—	41,226

Three Months Ended November 30, 2018
Revenue from external customers	$17,339	$439,806	$225,009	$97,483	$—	$779,637
Intersegment revenues	350,719	437	1,093	278	(352,527)	—
Depreciation, Property and equipment	1,960	5,870	3,191	2,103	—	13,124
Amortiazation, Intangibles	599	—	—	—	—	599
Operating income (loss)	(1,050)	28,792	12,027	3,416	(18,515)	24,670
Net income (loss) attributable to PriceSmart, Inc.	(3,825)	24,185	9,985	2,815	(18,548)	14,612
Long-lived assets (other than deferred tax assets)(3)	90,061	320,136	149,823	110,969	—	670,989
Intangibles, net	14,381	—	—	—	—	14,381
Goodwill	11,230	24,726	10,292	—	—	46,248
Total assets	158,591	592,114	346,397	180,141	—	1,277,243
Capital expenditures, net	1,686	22,771	10,495	1,387	—	36,339

As of August 31, 2019
Long-lived assets (other than deferred tax assets)	$65,278	$383,665	$165,584	$115,838	$—	$730,365
Intangibles, net	12,576	—	—	—	—	12,576
Goodwill	11,315	24,593	10,193	—	—	46,101
Total assets	161,583	614,579	340,216	180,033	—	1,296,411

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(3)Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the Long-lived assets (other than deferred tax assets) as of November 30, 2019 is not comparable with that as of November 30, 2018 and August 31, 2019.

NOTE 10 – LEASES

The Company adopted ASC 842 as of September 1, 2019, using the modified retrospective method and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning September 1, 2019 are reported and presented under ASC 842, while prior period amounts and disclosures are not adjusted and continue to be reported and presented under ASC 840.

As part of the adoption, the Company elected the following practical expedients:

•A package of practical expedients allowing the Company to: a) carry forward its historical lease classification; b) avoid reassessing whether any expired or existing contracts are or contain leases; and c) avoid reassessing initial direct costs for any existing lease.

•A practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and eliminating the need to reassess existing lease contracts to determine if land easements are separate leases under ASC 842.

•A practical expedient allowing the Company not to apply the recognition requirements of ASC 842 to short-term leases (12 months or less).

The Company did not elect the following practical expedients:

•A practical expedient that would allow the Company to use hindsight in determining the lease term and to assess impairment of the entity’s right-of use (“ROU”) assets, since election of this expedient could make adoption more complex given that reevaluation of the lease term.

•A practical expedient allowing the Company to not separate lease components from nonlease components (e.g., common area maintenance costs), since the Company does not combine lease and nonlease components for any of its real estate leases.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of November 30, 2019, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.

The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are included in selling, general and administrative expense on the interim unaudited consolidated statements of income.

Certain of the Company's lease agreements provide for lease payments based on future sales volumes at the leased location, or include rental payments adjusted periodically for inflation or based on an index, which are not measurable at the inception of the lease. The Company expenses such variable amounts in the period incurred, which is the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option or if an economic penalty may be incurred if the option is not exercised. The initial lease term of the Company’s operating leases range from two to 30 years.

Where the Company's leases do not provide an implicit rate, a collateralized incremental borrowing rate ("IBR") is used to determine the present value of lease payments. The IBR is based on a yield curve derived by publicly traded bond offerings for companies with similar credit characteristics that approximate the Company's market risk profile. In addition, we adjust the IBR for jurisdictional risk derived from quoted interest rates from financial institutions to reflect the cost of borrowing in the Company’s local markets.

Adoption of the standard resulted in the initial recognition of $120.6 million of operating lease ROU assets and $132.1 million of short-term and long-term operating lease liabilities as of September 1, 2019. The difference between the newly recorded assets and liabilities is $11.5 million, which was recorded against our deferred rent balance of $11.2 million as of August 31, 2019. The difference of $0.3 million was expensed in the first quarter of fiscal year 2020. No cumulative-effect adjustments were recorded to retained earnings, and there was no material impact to the Company’s interim consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

The following table is a summary of the Company’s components of total lease costs for the first quarter of fiscal year 2020 (in thousands):

Three Months Ended
November 30,
2019
Operating lease cost	$4,221
Short-term lease cost	53
Variable lease cost	1,081
Sublease income	(289)
Total lease costs	$5,066

The weighted average remaining lease term and weighted average discount rate for operating leases as of November 30, 2019 were as follows:

Operating leases
Weighted average remaining lease term in years	19.2
Weighted average discount rate percentage	6.5%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Three Months Ended
November 30,
2019
Operating cash flows paid for operating leases	$3,805

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended November 30,	Locations(1)
2020	$14,318
2021	13,403
2022	13,231
2023	13,129
2024	12,438
Thereafter	179,042
Total future lease payments	245,561
Less imputed interest	(115,553)
Total operating lease liabilities	$130,008	(2)

(1)Operating lease obligations have been reduced by approximately $2.0 million to reflect expected sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)Future minimum lease payments include $1.5 million of lease payment obligations for the prior leased Miami distribution center. For purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term. This sub-lease income was also considered for the purposes of calculating the exit obligation, which was immaterial as of November 30, 2019.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2019 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On December 3, 2019, the Company’s Colombia subsidiary refinanced its existing balloon payment on the original $15.0 million U.S. dollar denominated contractual debt. Upon refinance, the Colombia subsidiary entered into a five year cross currency interest rate swap. The swap contract states that the Company will receive interest based on the three-month LIBOR rate plus 2.45% on a quarterly amortizing initial notional value of $7.9 million and pay fixed interest of approximately 7.9% on a quarterly amortizing initial notional value of $7.9 million.

On December 6, 2019, the Company's Guatemala subsidiary entered into a long-term loan agreement for 160.0 million Guatemalan quetzales, or approximately $20.0 million in U.S. dollars, which is to be repaid in ten years with monthly interest and principal payments beginning in the second year of the loan. The interest rate is fixed at 7.0% for the first five year period and the loan was funded on December 10, 2019.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in the Company's markets, natural disasters, compliance risks, volatility in currency exchange rates, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, breaches of security or privacy of member or business information, cost increases from product and service providers, interruption of supply chains, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the United States Securities and Exchange Commission ("SEC") on October 29, 2019. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law.

The following discussion and analysis compares the results of operations for the three months ended November 30, 2019 and 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Overview

PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia.  We also function as a wholesale supplier to a retailer in the Philippines.  We sell high quality brand name and private label consumer products and provide services at low prices to individuals and businesses.  Historically, our typical no-frills standard warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. However, starting in fiscal year 2019, we also began opening smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs are intended to serve markets where the population is likely to support a smaller club or densely populated urban areas where it is challenging to secure sufficient real estate at a reasonable cost for a larger club. This smaller format has the potential to expand our geographic reach in existing markets and provide more convenience for our members.

As warehouse club operators, we believe that our business success depends on our ability to be the lowest cost operators in our markets and, in turn, to offer the lowest prices on high quality products and services in our markets.  Lower prices on products and services should drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that can be offered to our members, validating the membership investment that our customers make.

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

The numbers of warehouse clubs in operation as of November 30, 2019 for each country or territory were as follows:

	Number of	Number of	Anticipated	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse	Warehouse
	in Operation as of	in Operation as of	Club Openings	Club Openings
Country/Territory	November 30, 2018	November 30, 2019	In Fiscal Year 2020	In Fiscal Year 2021
Colombia	7	7	—	2
Costa Rica	7	7	1	—
Panama	5	7	—	—
Dominican Republic	4	5	—	—
Trinidad	4	4	—	—
Guatemala	3	4	—	—
Honduras	3	3	—	—
El Salvador	2	2	—	—
Nicaragua	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Jamaica	1	1	—	1
Totals	41	45	1	3

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

The table below shows when the newest clubs will open. Once these four clubs are open, the Company will operate 49 warehouse clubs.

Country	City/Neighborhood	Purchased	Expected Opening	Format
Costa Rica	Liberia	July 2019	Summer 2020	Smaller
Colombia	Bogota	August 2019	Fall 2020	Standard
Jamaica	Portmore	September 2019	Fall 2020	Standard
Colombia	Bucaramanga	October 2019	Fall 2020	Smaller

We are investing in technology to increase efficiencies and to enable omni-channel capabilities, including e-commerce, to enhance the member experience.

We also operate a legacy (casillero and marketplace) Aeropost business in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Factors Affecting Our Business

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first three months of fiscal year 2020 and fiscal year 2019, approximately 77% and 78%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 52% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when a local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

From time to time, one or more markets in which we operate may experience economic slowdowns, which can negatively impact our business. Most countries in our Central America segment experienced adverse market conditions that resulted in a difficult operating environment during the first three months of fiscal year 2020. Increasing foreign currency exchange volatility, slowing global economy activity and trade, decreasing levels of public investment and tax reform stalled economic growth for most of our countries in this region.

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members. Our business in the U.S. Virgin Islands, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September 2017 and October 2017, initially benefitted from the difficulty other retailers had in becoming fully operational, but those same retailers have rebuilt restoring competition in that market. Additionally, in more developed countries, such as Costa Rica, Dominican Republic, Guatemala, Panama and Colombia, customers may have more alternatives available to them to satisfy their shopping needs, compared to smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

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

Political and other factors in each of our markets may have significant effects on our business. U.S. foreign policy can also have an impact on social and economic stability in the countries where we operate. For example, the U.S. State Department has announced varying strategies regarding if, when and how it would authorize disbursement of foreign aid that had been previously approved by the U.S. Congress, to Guatemala, Honduras and El Salvador. Changes in U.S. policies regarding financial assistance could cause political or financial instability in the countries we serve.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  We continued to experience this situation in Trinidad (“TT”) during the start of fiscal year 2020.  We are working with our banks in Trinidad to source tradeable currencies (including Euros, British Pounds, and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. As of November 30, 2019, our Trinidad subsidiary had a net Trinidad dollar denominated asset position measured in U.S dollars of approximately $21.9 million, a decrease of $3.0 million from August 31, 2019 when our Trinidad subsidiary had net Trinidad dollar denominated asset position of approximately $24.9 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Mission and Business Strategy

Our mission is to improve the quality of life for our end-consumer and business members. To do this, we make available a wide range of high quality merchandise sourced from around the world at value prices. The annual membership fee enables us to operate our business, offer a curated selection of products and services, with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to satisfy our members’ shopping expectations, create additional efficiencies in the supply chain and increase our significance in our members’ lives. We are working to create a shopping experience that blends the attributes and appeal of our brick and mortar business with the conveniences associated with technology-supported transactions, services and online shopping.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable store net merchandise sales and our membership income. Our investments are focused on the long-term growth of the Company. These investments can impact near-term results, such as when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income. When we open a new warehouse club in an existing market, which may reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs, we do so to protect the member experience, grow membership and support long-term sales growth and profitability.

Current and Future Management Actions

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our members. We continue to explore ways to improve efficiency, reduce costs and ensure a flow of high quality, curated merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we explore ways to improve our supply chain effectiveness through regional distribution centers that place our merchandise closer to our members.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging in several of our markets because suitable sites at economically feasible prices are difficult to find. We believe real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases and will likely do so in the future.

We are investing in technology to increase efficiencies and to enable omni-channel capabilities, including e-commerce, to enhance the member experience.

Financial highlights for the first quarter of fiscal year 2020 included:

•Total revenues increased 4.1% over the comparable prior year period.

•Net merchandise sales increased 4.2% over the comparable prior year period. We ended the quarter with 45 warehouse clubs compared to 41 warehouse clubs at the end of the first quarter of fiscal year 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 1.6%.

•Comparable net merchandise sales (that is, sales in the 41 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended December 1, 2019 increased 1.0%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.5%.

•Membership income increased 7.9% to $13.7 million membership over the comparable prior-year period primarily driven by new member sign-ups for the four club openings in Panama, Dominican Republic, and Guatemala in calendar year 2019.

•Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 9.1% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.9%, an increase of 70 basis points (0.7%) from the same period last year.

•Operating income was $30.7 million, an increase of 24.5% or $6.0 million compared to the first quarter of fiscal year 2019.

•We recorded a $1.7 million net currency loss from currency transactions in the current quarter compared to a $1.8 million net loss in the same period last year.

•The effective tax rate for the first quarter of fiscal year 2020 was 32.2%, as compared to the effective tax rate for the first quarter of fiscal year 2019 of 33.9%.

•Net income attributable to PriceSmart, Inc. for the first quarter of fiscal year 2020 was $19.7 million, or $0.64 per diluted share, compared to $14.6 million, or $0.48 per diluted share, in the comparable prior year period.

COMPARISON OF THE three months ended November 30, 2019 and 2018

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2019 with the three-month period ended on November 30, 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2019 and 2018.

	Three Months Ended
	November 30, 2019				November 30, 2018
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$456,751	58.6%	$26,367	6.1%	$430,384	57.6%
Caribbean	231,151	29.7	9,656	4.4	221,495	29.6
Colombia	90,826	11.7	(4,738)	(5.0)	95,564	12.8
Net merchandise sales	$778,728	100.0%	$31,285	4.2%	$747,443	100.0%

Comparison of Three Months Ended November 30, 2019 and 2018

Overall, total net merchandise sales grew 4.2% for the first quarter ended November 30, 2019. The first quarter increase resulted from a 3.8% increase in transactions and a 0.4% increase in average ticket. In addition, we had 45 clubs in operation as of November 30, 2019 compared to 41 clubs as of November 30, 2018.

Net merchandise sales in our Central America segment increased 6.1% for the first quarter ended November 30, 2019, when compared to the same period last year. These increases had a 350 basis point (3.5%) positive impact on total net merchandise sales growth. All markets within this segment showed increased net merchandise sales year-on-year. We added three new clubs to the segment when compared to the period ended November 30, 2018. In Panama, we opened our sixth club in May 2019 and seventh club in October 2019, and in Guatemala, we opened our fourth club in November 2019.

Net merchandise sales in our Caribbean segment grew 4.4% for the first quarter ended November 30, 2019, when compared to the same period last year. These increases had a 130 basis point (1.3%) positive impact on total net merchandise sales growth. Our Dominican Republic and Jamaica markets led the way in this segment with 14.6% and 12.3% growth, respectively. In the Dominican Republic, we launched our fifth club in June 2019, while in Jamaica, investments we made contributed to growth of 12.3%.

Net merchandise sales in our Colombia segment decreased 5.0% for the first quarter ended November 30, 2019, when compared to the same period last year. The decrease for the three-month period had a 60 basis point (0.6%) negative impact on total net merchandise sales growth. The decline for the first quarter is primarily due to unfavorable foreign currency devaluation during the current period.

Comparison of Three Months Ended November 30, 2019 and 2018 in Constant Currency

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period's currency exchange rates, and the comparable prior year period's currency exchange rates. The disclosure of constant currency amounts or results permits investors to better understand our underlying performance without the effects of currency exchange rate fluctuations. The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three-month period ended November 30, 2019.

	Currency exchange rate fluctuations for the
	Three Months Ended
	November 30, 2019
	Amount	% change
Central America	$1,595	0.3%
Caribbean	(4,760)	(2.1)
Colombia	(9,029)	(9.9)
Net merchandise sales	$(12,194)	(1.6)%

Overall, the effects of currency fluctuations within our markets had an approximate $12.2 million, or 160 basis point (1.6%), negative constant currency impact on net merchandise sales for the first quarter ended November 30, 2019.

Currency fluctuations had a $1.6 million, or 30 basis point (0.3%), positive constant currency impact on net merchandise sales in our Central America segment for the three months ended November 30, 2019. The currency fluctuations contributed approximately 20 basis points (0.2%) of the total positive impact on total net merchandise sales. This is reflective of the mix of currency movements within the markets in this segment when compared to the same period a year ago.

Currency devaluations had a $4.7 million, or 210 basis point (2.1%), negative constant currency impact on reported net merchandise sales in our Caribbean segment for the three months ended November 30, 2019. The currency devaluations contributed approximately 70 basis points (0.7%) of the total negative impact on total net merchandise sales for the quarter. Jamaica and the Dominican Republic markets both experienced currency devaluation when compared to the same period last year.

Currency devaluations had a $9.0 million, or 990 basis point (9.9%), negative constant currency impact on net merchandise sales in our Colombia segment for the three months ended November 30, 2019. The currency devaluations contributed approximately 110 basis points (1.1%) to the total negative impact on total net merchandise sales.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to our four warehouse clubs opened during calendar year 2019 will not be used in the calculation of comparable sales until they have been open for at least the 13 ½ months. Therefore, comparable net merchandise sales includes only 41 warehouse clubs for the thirteen week period ended December 1, 2019.

The following table indicates the comparable net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the thirteen weeks ended December 1, 2019 and December 2, 2018.

	Thirteen Weeks Ended
	December 1, 2019	December 2, 2018
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	1.8%	(4.5)%
Caribbean	2.1	(0.2)
Colombia	(5.2)	5.4
Consolidated segments	1.0%	(2.1)%

Comparison of Thirteen Week Periods Ended December 1, 2019 and December 2, 2018

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen week period ended December 1, 2019 increased 1.0%.

Comparable net merchandise sales in our Central America segment increased 1.8% for the thirteen week period ended December 1, 2019. This increase contributed approximately 110 basis points (1.1%) of the increase in total comparable merchandise sales.

For the thirteen weeks ended December 1, 2019, significant foreign currency appreciation within our Costa Rica market as well as strong performance in our Guatemala, Honduras, El Salvador and Nicaragua markets, contributed approximately 190 basis points (1.9%) of the increase, which was offset by a 80 basis point (0.8%) decrease in Panama primarily due to cannibalization by the Company’s two recent club openings in that country.

Comparable net merchandise sales in our Caribbean segment increased 2.1% for the thirteen week period ended December 1, 2019. This increase contributed approximately 60 basis points (0.6%) of positive impact in total comparable merchandise sales.

For the thirteen weeks ended December 1, 2019, all markets in our Caribbean segment, with the exception of U.S. Virgin Islands, showed strong growth compared to the same period in the prior year. Notably, investments we made in our Jamaica market contributed to growth of 11.8% in comparable net merchandise sales for the thirteen week period ended December 1, 2019. In our U.S. Virgin Islands market, net merchandise sales experienced a slight decline when compared to the same period in prior year. Hurricanes Irma and Maria had a severe impact on the infrastructure of the islands in September 2017 and October 2017. During fiscal year 2018 and 2019, the Company benefitted from the difficulty other retailers had in becoming fully operational, but those same retailers have rebuilt, contributing to increased competition in that market.

Comparable net merchandise sales in our Colombia segment decreased 5.2% for the thirteen week period ended December 1, 2019. The decrease contributed approximately 70 basis points (0.7%) of negative impact in total comparable sales for the respective period. The decline was largely due to the significantly unfavorable devaluation of the Colombian peso relative to the U.S. dollar.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the thirteen week period ended December 1, 2019.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	December 1, 2019
	Amount	% change
Central America	$1,815	0.4%
Caribbean	(4,367)	(1.9)
Colombia	(8,763)	(9.7)
Comparable merchandise sales	$(11,315)	(1.5)%

Overall, the mix of currency fluctuations within our markets had an approximate $11.3 million, or 150 basis point (1.5%), negative constant currency impact on comparable net merchandise sales for the thirteen week period ended December 1, 2019.

Currency fluctuations within our Central America segment accounted for approximately 20 basis points (0.2%) of positive impact in total comparable merchandise sales for the thirteen week period. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same period a year ago.

Currency devaluations within our Caribbean segment accounted for approximately 60 basis points (0.6%) of the negative impact of currency devaluations on total comparable merchandise sales for the thirteen week period ended December 1, 2019. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Colombia segment accounted for approximately 110 basis points (1.1%) of the negative impact of currency devaluations on total comparable merchandise sales for the thirteen week period ended December 1, 2019. This reflects the devaluation of the Colombian peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts. The table below represents the change in membership income by segment and as a percentage of net merchandise club sales of each segment:

	Three Months Ended
	November 30,				November 30,
	2019				2018
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,296	$627	8.2%	1.8%	$7,669
Membership income - Caribbean	3,677	345	10.4	1.6	3,332
Membership income - Colombia	1,773	34	2.0	2.0	1,739
Membership income - Total	$13,746	$1,006	7.9%	1.8%	$12,740

Number of accounts - Central America	869,673	29,389	3.5%		840,284
Number of accounts - Caribbean	436,093	16,143	3.8		419,950
Number of accounts - Colombia	338,023	1,052	0.3		336,971
Number of accounts - Total	1,643,789	46,584	2.9%		1,597,205

Comparison of Three Months Ended November 30, 2019 and 2018

The number of member accounts during the first three months of fiscal year 2019 was 2.9% higher than the year before. Membership income increased 7.9% over the same period.

The growth in membership accounts and income during fiscal year 2020 in our Central America segment is primarily the result of the opening of three new warehouse clubs – Santiago de Veraguas and Metropark in Panama and San Cristobal in Guatemala. In our Caribbean market, membership account and income growth was primarily attributable to the opening of the new Bolivar warehouse club in the Dominican Republic in June 2019. In Colombia, the Diamond membership fee was increased from 75,000 (COP) to 90,000 (COP) (including VAT) beginning in April 2019, providing a converted membership price of approximately $26, which has contributed to the increase in membership income as a percentage of merchandise sales during the first quarter of fiscal year 2020 compared to the same prior year period. Additionally, we continued expanding our Platinum membership program. During the first quarter of fiscal year 2020, we began offering Platinum memberships in Guatemala starting in November 2019. We expect to expand our Platinum membership program to additional markets this year. The annual fee for a Platinum membership in most markets is approximately $75, which is also contributing to the increase in membership income as a percentage of merchandise club sales in our Central America segment where our penetration is the greatest.

Lastly, our twelve-month renewal rate was 86.1% and 85.0% for the periods ended November 30, 2019 and November 30, 2018.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2019			November 30, 2018
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$8,845	$(274)	(3.0)%	$9,119
Miscellaneous income	1,609	246	18.0	1,363
Rental income	739	(44)	(5.6)	783
Other revenue	$11,193	$(72)	(0.6)%	$11,265

Comparison of Three Months Ended November 30, 2019 and 2018

Non-merchandise revenue from our marketplace and casillero operations decreased by $274,000 primarily due to an unfavorable decline in traffic attributable to Cyber Monday promotions that occurred in December 2019 this year compared to November in the prior year. The net increase of $246,000 in Miscellaneous income was primarily due to a $189,000 increase in income earned on the co-branded credit card program interest-generating portfolios (“IGP”).

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2019	November 30, 2018	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$778,728	$747,443	$31,285
Merchandise sales gross margin	$116,004	$106,288	$9,716
Merchandise sales gross margin percentage	14.9%	14.2%	0.7%

Revenues
Total revenues	$811,941	$779,637	$32,304
Percentage change from comparable period			4.1%

Comparable merchandise sales
Total calendar comparable merchandise sales increase (decrease)	1.0%	(2.1)%	3.1%

Gross margin
Total gross margin	$136,995	$126,457	$10,538
Gross margin percentage to total revenues	16.9%	16.2%	0.7%

Selling, general and administrative
Selling, general and administrative	$106,281	$101,787	$4,494
Selling, general and administrative percentage of total revenues	13.1%	13.1%	0.0%

	Three Months Ended
	November 30,	% of	November 30,	% of
Results of Operations Consolidated	2019	Total Revenue	2018	Total Revenue
Operating income- by segment
Central America	$31,700	3.9%	$28,792	3.7%
Caribbean	11,810	1.5	12,027	1.5
Colombia	4,524	0.6	3,416	0.5
United States	2,587	0.3	(1,050)	(0.1)
Reconciling Items (1)	(19,907)	(2.5)	(18,515)	(2.4)
Operating income - Total	$30,714	3.8%	$24,670	3.2%

Warehouse clubs
Warehouse clubs at period end	45	41	4
Warehouse club sales square feet at period end	2,244	2,087	157

(1)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	November 30,	% of	November	% of
	2019	Total Revenue	2018	Total Revenue
Warehouse club and other operations	$79,373	9.8%	$74,222	9.5%
General and administrative	25,884	3.2	27,335	3.5
Pre-opening expenses	953	0.1	15	—
Loss on disposal of assets	71	—	215	—
Total Selling, general and administrative	$106,281	13.1%	$101,787	13.1%

Comparison of Three Months Ended November 30, 2019 and 2018

On a consolidated basis, net merchandise sales gross margin for the first quarter of fiscal year 2020 as a percentage of total net merchandise sales was 14.9%, 70 basis points (0.7%) higher than the first quarter of fiscal year 2019. Net merchandise margins increased across all segments with the Central America segment contributing 40 basis points (0.4%), the Caribbean segment contributing 20 basis points (0.2%), and the Colombia segment contributing 10 basis points (0.1%) to the overall increase.

Total gross margin to total revenues increased 70 basis points (0.7%) for the three-month period presented, which is the result of the increase in total net merchandise sales gross margin explained previously. Gross margin during the three months ended November 30, 2019 increased primarily due to improved product margins, attributable to more focused merchandising strategies and inventory management.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $4.5 million for the three-month period ended November 30, 2019 compared to the same prior year period. Both periods had 13.1% selling, general, and administrative expenses to total revenues.

Warehouse club and other operations expense increased to 9.8% of total revenues compared to 9.5% for the first quarter of fiscal year 2020. This increase was primarily attributable to operating an additional four warehouse clubs compared to the prior year period. These four new clubs had not reached sales maturity as of November 30, 2019, thus increasing operational expenses by 20 basis points (0.2%) as a percentage of total revenues.

General and administrative expenses decreased to 3.2% compared to 3.5% of total revenues for the comparable period. This decrease is mainly driven by approximately $3.8 million, or 50 basis points (0.5%), recorded in the first quarter of fiscal year 2019 for separation and other related termination benefits for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors. These costs, net of tax, negatively impacted earnings per share for the three months ended November 30, 2018, by $0.13 per share. This decrease related to the separation costs of our former Chief Executive Officer was partially offset by an increase of $1.7 million, or 20 basis points (0.2%) in general and administrative expenses primarily due to net labor-related investments.

Pre-opening expense increased to $953,000 or 0.1% of total revenues compared to the prior year period. This increase is attributable to costs incurred to open our 44th and 45th warehouse clubs and for four additional warehouse clubs in our real estate pipeline.

Operating income for the three months ended November 30, 2019 increased to $30.7 million (3.8% of total revenue) compared to $24.7 million (3.2% of total revenue) for the same period last year. As described above, higher merchandise margins as a percent of sales, offset by higher general and administrative expenses were the primary factors for the increase in operating income.

Interest Expense

	Three Months Ended
	November 30,		November 30,
	2019		2018
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$1,265	$(139)	$1,404
Interest expense related to hedging activity	261	94	167
Less: Capitalized interest	(664)	(126)	(538)
Net interest expense	$862	$(171)	$1,033

Comparison of Three Months Ended November 30, 2019 and 2018

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Net interest expense decreased for the three-month period ended November 30, 2019 primarily due to lower average loan balances. Interest expense related to hedging activity increased due to an increase in hedging activity as we seek to mitigate our exposure to interest rate risk on our recently executed loan agreements to finance our anticipated warehouse club openings in fiscal year 2020 and 2021. A greater portion of our total interest was capitalized for the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 because of higher levels of construction activities during the period.

Other Expense, net

Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the one time settlement of a business combination escrow account.

	Three Months Ended
	November 30,			November 30,
	2019			2018
	Amount	Increase from prior year	%Change	Amount
Other expense, net	$(985)	$834	45.8%	$(1,819)

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

Comparison of Three Months Ended November 30, 2019 and 2018

For the three months ended November 30, 2019 Other expense, net consisted primarily of $1.7 million net expense associated with foreign currency transactions and the revaluation of monetary assets and liabilities. The primary driver for this net expense was the $1.3 million unfavorable impact resulting from the decrease in the fair value of several of our written call options that we executed during the period to reduce the interest cost associated with hedging U.S. dollar denominated financing transactions in our Colombian subsidiary. Our Jamaican subsidiary recorded $300,000 of net expense due to unfavorable foreign currency exchange rate fluctuations during the three-month period ended November 30, 2019 compared to a $1.5 million net expense due to more significant unfavorable foreign currency exchange rate fluctuations in the comparable prior-year period. The $1.7 million of net expense from foreign currency transactions and revaluations of monetary assets and liabilities was offset by a $705,000 net income resulting from the settlement of outstanding claims related to the acquisition of the business that we purchased in March of 2018.

Provision for Income Taxes

	Three Months Ended
	November 30,		November 30,
	2019		2018
	Amount	Increase from prior year	Amount
Provision for income taxes	$9,403	$1,863	$7,540
Effective tax rate	32.3%		33.9%

Comparison of Three Months Ended November 30, 2019 and 2018

For the three months ended November 30, 2019, the effective tax rate was 32.3%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net impact of 4.5% in the current period resulting from the loss of benefit of foreign tax credits, which are no longer recoverable as a result of U.S. Tax Reform;

•The comparably favorable impact of 3.8% resulting from non-deductible separation costs, in the prior period, associated with the departure of our former C.E.O; and

•The comparatively favorable impact of 1.2% in the current period from the effect of changes in foreign currency value.

Other Comprehensive Loss

	Three Months Ended
	November 30,			November 30,
	2019			2018
	Amount	Increase from prior year	% Change	Amount
Other comprehensive loss	$(3,185)	$10,061	(76.0)%	$(13,246)

Comparison of Three Months Ended November 30, 2019 and 2018

Our other comprehensive loss of approximately $3.2 million for the first quarter of fiscal year 2020 resulted primarily from the comprehensive loss of approximately $3.7 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, partially offset by comprehensive income of approximately $513,000 related to unrealized gains on changes in derivative obligations.

The improvement in other comprehensive loss in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 is primarily due to lower foreign currency translation adjustments of $9.7 million and gains on our derivative instruments of $390,000. During first quarter of fiscal year 2020, the largest translation adjustments were related to the translation of the Colombia, Dominican Republic, Jamaica and Nicaragua subsidiaries’ balance sheets and statements of income that required us to record additional losses, when compared to the same period in the prior year, to comprehensive net income on translation of approximately $17.7 million. These additional losses recorded were offset by translation adjustments related to the translation of the Costa Rica subsidiary’s balance sheets and statements of income that required us to record additional gains of $8.4 million.

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

	November 30,	August 31,
	2019	2019
Amounts held by foreign subsidiaries	$107,493	$98,964
Amounts held domestically	7,620	7,272
Total cash and cash equivalents, including restricted cash	$115,113	$106,236

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

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,	Increase/
	2019	2018	(Decrease)
Net cash provided by operating activities	$16,104	$25,707	$(9,603)
Net cash (used in) investing activities	(45,687)	(29,364)	(16,323)
Net cash provided by (used in) financing activities	37,343	(3,496)	40,839
Effect of exchange rates	1,117	(1,375)	2,492
Net increase (decrease) in cash and cash equivalents	$8,877	$(8,528)	$17,405

Net cash provided by operating activities totaled $16.1 million and $25.7 million for the three months ended November, 2019 and 2018, respectively. Our cash flow provided by operations is primarily derived from net merchandise sales and membership fees. Cash flows used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $9.6 million decrease in net cash provided by operating activities was primarily due to an increase of accounts payable of $45.9 million in the first quarter of fiscal year 2020 compared to an increase in accounts payable of $56.0 million in the first quarter of fiscal year 2019, which resulted in a $10.1 million decrease year-over-year. The accounts payable year over year net decrease resulted primarily from a shift in the timing of inventory purchases to earlier in anticipation of the holiday season versus a year ago.

Net cash used in investing activities totaled $45.7 million and $29.4 million for the three months ended November 30, 2019 and 2018, respectively.  Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs. The $16.3 million decrease in investing activities is the result of a net $14.3 million increase in certificate of deposits purchases and fewer settlements compared to a year-ago.  We also had $1.9 million of additional construction expenditures made for our expected future warehouse club openings.

Net cash provided by financing activities totaled $37.3 million and net cash used in financing activities were $3.5 million for the three months ended November 30, 2019 and 2018, respectively. Our cash flows provided or used for financing activities are used primarily to fund our working capital needs and our warehouse club expansions and investments. The $40.8 million increase in cash provided by financing activities is primarily the result of a net increase of proceeds from long-term borrowings of $25.0 million compared to a year ago, as we did not have any additional long-term borrowings in fiscal year 2019. We also received $15.6 million of net proceeds from short-term borrowings to fund our working capital and capital investment needs.

The following table summarizes the dividends declared and paid during fiscal year 2019. No dividends have been declared or paid during the first three months of fiscal year 2020.

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

Short-Term Borrowings and Long-Term Debt

Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, and repayment of existing debt. Please see Note 7 – Debt for further discussion.

Derivatives

Please see Note 8 – Derivative Instruments and Hedging Activities for further discussion.

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

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our consolidated balance sheets. We may reissue these treasury shares in the future.

We have reissued treasury shares as part of our stock-based compensation programs.  During the three months ended November 30, 2019 the Company reissued 69,000 treasury shares. We did not reissue any treasury shares during the first three months of fiscal year 2019.

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

Income Taxes

For interim reporting, we estimate an annual effective tax rate (AETR) pursuant to ASC 740-279, to calculate income tax expense. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions as of November 30, 2019 and August 31, 2019.

Tax Receivables

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via regular refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $6.2 million and $5.1 million as of November 30, 2019 and August 31, 2019, respectively. In two other countries, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.7 million and $7.8 million and deferred tax assets of $2.7 million as of November 30, 2019 and August 31, 2019 in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

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

Long-lived Assets

We evaluate quarterly our long-lived assets for indicators of impairment. Indicators that an asset may be impaired are:

•the asset's inability to continue to generate income from operations and positive cash flow in future periods;

•loss of legal ownership or title to the asset;

•significant changes in its strategic business objectives and utilization of the asset(s); and

•the impact of significant negative industry or economic trends.

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

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived acquired intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units and other indefinite-lived acquired intangible assets have generated sufficient returns to recover the cost of goodwill and other indefinite-lived acquired intangible assets. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $45.4 million of certain acquired indefinite-lived intangible assets, the fair value approximated the carrying value; any deterioration in the fair value may result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of November 30, 2019 was $34.1 million. Due to the mix of foreign currency exchange rate fluctuations during the first quarter of fiscal year 2020, the impact to the interim consolidated statements of income and comprehensive income from these monetary liabilities was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to hypothetical simultaneous currency devaluation based on balances as of November 30, 2019 (in thousands) including the new lease-related monetary liabilities described above:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Losses based on change in U.S. dollar denominated inter-company balances	Losses based on change in U.S. dollar denominated other asset/liability balances	Net loss(1)
5%	$1,235	$(2,356)	$(1,844)	$(2,965)
10%	$2,471	$(4,711)	$(3,688)	$(5,928)
20%	$4,942	$(9,423)	$(7,376)	$(11,857)

(1)Amounts are before consideration of income taxes.

Information about the financial impact of foreign currency exchange rate fluctuations for the three months ended November 30, 2019 is disclosed in Item 2 “Management’s Discussion and Analysis – Other Expense, net”.

The following table discloses the net effect on other expense, net, before consideration of income taxes, for non-designated derivative contracts that do not qualify for hedge accounting relative to hypothetical Colombian peso currency movements (in thousands):

Hypothetical Currency Movement	Gains based on appreciation of foreign currency	Losses based on devaluation of foreign currency
5%	$514	$(697)
10%	$1,042	$(1,373)
20%	$1,948	$(3,072)

Information about the change in the fair value of our hedges and the financial impact thereof for the period and three months ended November 30, 2019 is disclosed in the Notes to Consolidated Financial Statements – Note 8 – Derivative Instruments and Hedging Activities.

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the period and three months ended November 30, 2019 is disclosed in Item 2 “Management’s Discussion and Analysis – Other Comprehensive Loss”.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal year 2020, we finished the implementation of a new lease management and accounting system and updated our accounting policies and internal controls to support the adoption of the new lease accounting standard ASU 2016-02, Leases (Topic 842), effective September 1, 2019.

In addition, in the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. Other than the changes related to lease management and accounting, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
10.1(5)*	Separation Agreement and Waiver and Release of Claims dated October 29, 2019 between Maarten Jager and the Company.
10.2*	Amendment to 2002 Equity Participation Plan of PriceSmart, Inc.
10.3*	Second Amendment to 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.4*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.5*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.
10.6*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

(1)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 29, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	January 9, 2020	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	January 9, 2020	By:	/s/ MICHAEL MCCLEARY
Michael McCleary
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)