Form 10-Q
period 2020-02-29
PRICESMART INC
filed 2020-04-08
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

The registrant had 30,601,301 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2020.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of February 29, 2020 and the consolidated balance sheet as of August 31, 2019, the unaudited consolidated statements of income for the three and six months ended February 29, 2020 and February 28, 2019, the unaudited consolidated statements of comprehensive income for the three and six months ended February 29, 2020 and February 28, 2019, the unaudited consolidated statements of equity for the three and six months ended February 29, 2020 and February 28, 2019, and the unaudited consolidated statements of cash flows for the six months ended February 29, 2020 and February 28, 2019 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 29,
	2020	August 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$132,845	$102,653
Short-term restricted cash	93	54
Short-term investments	30,448	17,045
Receivables, net of allowance for doubtful accounts of $125 as of February 29, 2020 and $144 as of August 31, 2019, respectively	10,905	9,872
Merchandise inventories	323,022	331,273
Prepaid expenses and other current assets (includes $0 and $2,736 as of February 29, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	28,242	30,999
Total current assets	525,555	491,896
Long-term restricted cash	3,831	3,529
Property and equipment, net	706,848	671,151
Operating lease right-of-use assets, net	123,231	—
Goodwill	45,413	46,101
Other intangibles, net	11,378	12,576
Deferred tax assets	18,823	15,474
Other non-current assets (includes $241 and $0 as of February 29, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	52,578	44,987
Investment in unconsolidated affiliates	10,635	10,697
Total Assets	$1,498,292	$1,296,411
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$3,579	$7,540
Accounts payable	281,098	286,219
Accrued salaries and benefits	25,118	25,401
Deferred income	27,084	25,340
Income taxes payable	7,773	4,637
Other accrued expenses and other current liabilities (includes $45 and $0 as of February 29, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments	41,824	32,442
Operating lease liabilities, current portion	8,402	—
Dividends payable	10,719	—
Long-term debt, current portion	16,247	25,875
Total current liabilities	421,844	407,454
Deferred tax liability	1,718	2,015
Long-term portion of deferred rent	—	11,198
Long-term income taxes payable, net of current portion	4,784	5,069
Long-term operating lease liabilities	127,042	—
Long-term debt, net of current portion	113,879	63,711
Other long-term liabilities (includes $3,920 and $2,910 for the fair value of derivative instruments and $5,828 and $5,421 for post-employment plans as of February 29, 2020 and August 31, 2019, respectively)	10,158	8,685
Total Liabilities	679,425	498,132

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,450,817 and 31,461,359 shares issued and 30,599,058 and 30,538,788 shares outstanding (net of treasury shares) as of February 29, 2020 and August 31, 2019, respectively	3	3
Additional paid-in capital	441,372	443,084
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(152,573)	(144,339)
Retained earnings	549,703	525,804
Less: treasury stock at cost, 851,759 shares as of February 29, 2020 and 924,332 shares as of August 31, 2019	(32,098)	(38,687)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	817,893	797,351
Noncontrolling interest in consolidated subsidiaries	974	928
Total stockholders' equity	818,867	798,279
Total Liabilities and Equity	$1,498,292	$1,296,411

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Revenues:
Net merchandise sales	$871,726	$820,290	$1,650,454	$1,567,733
Export sales	8,434	6,844	16,708	15,033
Membership income	14,093	12,845	27,839	25,585
Other revenue and income	12,482	14,446	23,675	25,711
Total revenues	906,735	854,425	1,718,676	1,634,062
Operating expenses:
Cost of goods sold:
Net merchandise sales	743,434	705,546	1,406,158	1,346,701
Export sales	8,078	6,486	16,049	14,264
Non-merchandise	4,662	4,826	8,913	9,073
Selling, general and administrative:
Warehouse club and other operations	84,022	75,708	163,395	149,930
General and administrative	27,618	24,968	53,502	52,303
Pre-opening expenses	44	97	997	112
Loss on disposal of assets	68	258	139	473
Total operating expenses	867,926	817,889	1,649,153	1,572,856
Operating income	38,809	36,536	69,523	61,206
Other income (expense):
Interest income	586	423	879	814
Interest expense	(1,690)	(1,001)	(2,552)	(2,034)
Other income (expense), net	723	(372)	(262)	(2,191)
Total other expense	(381)	(950)	(1,935)	(3,411)
Income before provision for income taxes and loss of unconsolidated affiliates	38,428	35,586	67,588	57,795
Provision for income taxes	(12,702)	(11,703)	(22,105)	(19,243)
Loss of unconsolidated affiliates	(15)	(20)	(63)	(44)
Net income	25,711	23,863	45,420	38,508
Less: net income attributable to noncontrolling interest	(111)	(53)	(92)	(86)
Net income attributable to PriceSmart, Inc.	$25,600	$23,810	$45,328	$38,422
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.85	$0.79	$1.49	$1.27
Diluted	$0.85	$0.79	$1.49	$1.27
Shares used in per share computations:
Basic	30,255	30,206	30,266	30,189
Diluted	30,258	30,211	30,271	30,200
Dividends per share	$0.70	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income	$25,711	$23,863	$45,420	$38,508
Less: net (income) loss attributable to noncontrolling interest	(111)	(53)	(92)	(86)
Net income attributable to PriceSmart, Inc.	$25,600	$23,810	$45,328	$38,422

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(3,384)	5,121	(7,107)	(8,276)
Defined benefit pension plan:
Net gain arising during period	6	4	13	13
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	19	18	37	37
Total defined benefit pension plan	25	22	50	50
Derivative instruments: (2)
Unrealized gains (losses) on change in derivative obligations	1,691	236	1,263	(70)
Unrealized losses on change in fair value of interest rate swaps	(6,128)	(1,027)	(5,191)	(598)
Amounts reclassified from accumulated other comprehensive income (loss) to other expense, net for settlement of derivatives	2,747	—	2,751	—
Total derivative instruments	(1,690)	(791)	(1,177)	(668)
Other comprehensive income (loss)	(5,049)	4,352	(8,234)	(8,894)
Comprehensive income	20,551	28,162	37,094	29,528
Less: comprehensive income attributable to noncontrolling interest	21	22	55	21
Comprehensive income attributable to PriceSmart, Inc. to stockholders	$20,530	$28,140	$37,039	$29,507

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
									Total
				Tax Benefit	Accumulated				Stockholders'
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at November 30, 2018	31,405	$3	$438,928	$11,486	$(134,462)	$488,566	912	$(39,107)	$765,414	$668	$766,082
Purchase of treasury stock	—	—	—	—	—	—	39	(2,417)	(2,417)	—	(2,417)
Issuance of restricted stock award	44	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,345	—	—	—	—	—	3,345	—	3,345
Dividend paid to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	(313)	(10,985)
Dividend payable to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	—	(10,672)
Net income	—	—	—	—	—	23,810	—	—	23,810	53	23,863
Other comprehensive income (loss)	—	—	—	—	4,352	—	—	—	4,352	22	4,374
Balance at February 28, 2019	31,447	$3	$442,273	$11,486	$(130,110)	$491,032	951	$(41,524)	$773,160	$430	$773,590

Balance at November 30, 2019	31,475	$3	$440,756	$11,486	$(147,524)	$545,532	862	$(33,424)	$816,829	$943	$817,772
Purchase of treasury stock	—	—	—	—	—	—	15	(920)	(920)	—	(920)
Issuance of treasury stock	(25)	—	(2,246)	—	—	—	(25)	2,246	—	—	—
Issuance of restricted stock award	24	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,862	—	—	—	—	—	2,862	—	2,862
Dividend paid to stockholders	—	—	—	—	—	(10,710)	—	—	(10,710)	(101)	(10,811)
Dividend payable to stockholders	—	—	—	—	—	(10,719)	—	—	(10,719)	—	(10,719)
Net income	—	—	—	—	—	25,600	—	—	25,600	111	25,711
Other comprehensive income (loss)	—	—	—	—	(5,049)	—	—	—	(5,049)	21	(5,028)
Balance at February 29, 2020	31,451	$3	$441,372	$11,486	$(152,573)	$549,703	852	$(32,098)	$817,893	$974	$818,867

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
									Total
				Tax Benefit	Accumulated				Stockholders'
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	—	—	—	—	—	39	(2,417)	(2,417)	—	(2,417)
Issuance of restricted stock award	76	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,391	—	—	—	—	—	9,391	—	9,391
Dividend paid to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	(313)	(10,985)
Dividend payable to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	—	(10,672)
Net income	—	—	—	—	—	38,422	—	—	38,422	86	38,508
Other comprehensive income (loss)	—	—	—	—	(8,894)	—	—	—	(8,894)	21	(8,873)
Balance at February 28, 2019	31,447	$3	$442,273	$11,486	$(130,110)	$491,032	951	$(41,524)	$773,160	$430	$773,590

Balance at August 31,2019	31,461	$3	$443,084	$11,486	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	—	22	(1,381)	(1,381)	—	(1,381)
Issuance of treasury stock	(94)	—	(7,970)	—	—	—	(94)	7,970	—	—	—
Issuance of restricted stock award	109	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(25)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,258	—	—	—	—	—	6,258	—	6,258
Dividend paid to stockholders	—	—	—	—	—	(10,710)	—	—	(10,710)	(101)	(10,811)
Dividend payable to stockholders	—	—	—	—	—	(10,719)	—	—	(10,719)	—	(10,719)
Net income	—	—	—	—	—	45,328	—	—	45,328	92	45,420
Other comprehensive income (loss)	—	—	—	—	(8,234)	—	—	—	(8,234)	55	(8,179)
Balance at February 29, 2020	31,451	$3	$441,372	$11,486	$(152,573)	$549,703	852	$(32,098)	$817,893	$974	$818,867

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 29,	February 28,
	2020	2019
Operating Activities:
Net income	$45,420	$38,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,988	27,829
Allowance for doubtful accounts	(19)	23
Loss on sale of property and equipment	139	473
Deferred income taxes	(4,063)	(916)
Equity in losses of unconsolidated affiliates	63	44
Stock-based compensation	6,258	9,391
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	4,711	(417)
Merchandise inventories	8,251	(13,874)
Accounts payable	(1,683)	15,239
Net cash provided by operating activities	89,065	76,300
Investing Activities:
Additions to property and equipment	(70,818)	(62,655)
Purchases of short-term investments	(20,507)	(9,142)
Proceeds from settlements of short-term investments	7,059	17,876
Purchases of long-term investments	(1,478)	—
Proceeds from disposal of property and equipment	23	104
Net cash used in investing activities	(85,721)	(53,817)
Financing Activities:
Proceeds from long-term bank borrowings	45,820	—
Repayment of long-term bank borrowings	(5,308)	(6,345)
Proceeds from short-term bank borrowings	90,019	—
Repayment of short-term bank borrowings	(93,825)	—
Cash dividend payments	(10,811)	(10,985)
Purchase of treasury stock for tax withholding on stock compensation	(1,381)	(2,417)
Other financing activities	(92)	(86)
Net cash provided by (used in) financing activities	24,422	(19,833)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,767	(1,487)
Net increase in cash, cash equivalents	30,533	1,163
Cash, cash equivalents and restricted cash at beginning of period	106,236	96,914
Cash, cash equivalents and restricted cash at end of period	$136,769	$98,077

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$10,357	$4,815
Dividends declared but not yet paid	10,719	10,672

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 29,	February 28,
	2020	2019
Cash and cash equivalents	$132,845	$90,261
Short-term restricted cash	93	4,464
Long-term restricted cash	$3,831	$3,352
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$136,769	$98,077

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 29, 2020

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 29, 2020, the Company had 45 warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia, Costa Rica, and Panama; five in the Dominican Republic, four each in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). Due to the uncertainty created from the outbreak of the novel coronavirus (COVID-19) and the potential social and economic impacts in the markets where we operate and any resulting impacts on the Company’s results of operations and cash flows, we have reevaluated the timing of our capital investments and warehouse club openings. While we have decided to proceed with the construction of an additional warehouse club in Liberia, Costa Rica, which is currently scheduled to finalize in May 2020, we have decided to postpone the opening of that club. Additionally, with respect to our previously announced future warehouse club openings on land we have acquired in Bogota and Bucaramanga, Colombia and in Jamaica, we have decided, temporarily, to halt or not to initiate construction and opening of those clubs at this time.

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

Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the consolidated balance sheet as of February 29, 2020 is not comparable, in this respect, with that as of August 31, 2019.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of February 29, 2020 are listed below:

Marketplace and Casillero Store-front Joint Ventures	Countries	Ownership	Basis of Presentation
Guatemala	Guatemala	60.0%	Consolidated
Tortola	British Virgin Islands	50.0%	Consolidated
Trinidad	Trinidad	50.0%	Consolidated

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of February 29, 2020 are listed below:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	February 29,	August 31,
	2020	2019
Short-term restricted cash:
Restricted cash for land purchase option agreements	$50	$50
Other short-term restricted cash	43	4
Total short-term restricted cash	$93	$54

Long-term restricted cash:
Other long-term restricted cash (1)	$3,831	$3,529
Total long-term restricted cash	$3,831	$3,529
Total restricted cash	$3,924	$3,583

(1)Other long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments –The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments –The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $56.8 million as of February 29, 2020 and $58.7 million as of August 31, 2019.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $6.1 million and $5.1 million as of February 29, 2020 and August 31, 2019, respectively. In two other countries, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.7 million and $7.8 million and deferred tax assets of $2.9 million and $2.7 million as of February 29, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 29,	August 31,
	2020	2019
Prepaid expenses and other current assets	$1,443	$1,639
Other non-current assets	25,247	22,691
Total amount of VAT receivables reported	$26,690	$24,330

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 29,	August 31,
	2020	2019
Prepaid expenses and other current assets	$6,801	$9,009
Other non-current assets	19,439	16,381
Total amount of Income tax receivables reported	$26,240	$25,390

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

Operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. The Company’s leases generally do not have a readily determinable implicit rate; therefore, the Company uses a collateralized incremental borrowing rate at the commencement date in determining the present value of future payments. The incremental borrowing rate is based on a yield curve derived from publicly traded bond offerings for companies with similar credit characteristics that approximate the Company's market risk profile. In addition, we adjust the incremental borrowing rate for jurisdictional risk derived from quoted interest rates from financial institutions to reflect the cost of borrowing in the Company’s local markets. The Company’s lease terms may include options to purchase, extend or terminate the lease, which are recognized when it is reasonably certain that the Company will exercise that option. The Company does not combine lease and non-lease components.

The Company measures Right-of-use (“ROU”) assets based on the corresponding lease liabilities, adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date (net of lease incentives). The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the six months ended February 29, 2020, the Company reissued approximately 94,000 treasury shares.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2019 Annual Report on Form 10-K.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 29, 2020 and August 31, 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Self-Insurance – The Company changed health insurance providers and is no longer self-insured as of October 1, 2019. The remaining accrued liability for potential health care claims is immaterial as of February 29, 2020.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Effect on other comprehensive (loss) income due to foreign currency translation	$(3,384)	$5,121	$(7,107)	$(8,276)

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

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Currency gain (loss)	$755	$(368)	$(902)	$(2,123)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 740 ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt ASU No. 2019-12 on September 1, 2021, the first quarter of fiscal year 2022. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

FASB ASC 715 ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits (Topic 715-20). The standard amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company expects to adopt ASU No. 2018-14 on September 1, 2021, the first quarter of fiscal year 2022. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 820 ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 adds new disclosure requirements for Level 3 measurements. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company expects to adopt ASU No. 2018-13 on September 1, 2020, the first quarter of fiscal year 2021. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement disclosures.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Additionally, ASU No. 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company expects to adopt ASU No. 2017-04 on September 1, 2020, the first quarter of fiscal year 2021. While the Company is still in the process of determining the impact that adoption of this guidance will have on its consolidated financial statements, it does not anticipate that the new guidance will have a material impact on its consolidated financial statements.

FASB ASC 326 ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the FASB’s guidance on the impairment of financial instruments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to clarify and address certain items related to the amendments in ASU 2016-13. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the amendments on September 1, 2020, the first quarter of fiscal year 2021. While the Company is still in the process of determining the impact that adoption of this guidance will have on its consolidated financial statements, it does not anticipate that the new guidance will have a material impact on its consolidated financial statements given the materiality and nature of the financial assets currently held.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted ASU 2016-02 using the modified retrospective transition method in the first quarter of fiscal year 2020. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $120.6 million of operating lease right-of-use (“ROU”) assets and $132.1 million of short-term and long-term operating lease liabilities as of September 1, 2019. The difference between the assets and liabilities primarily represents the deferred rent recorded as of August 31, 2019, which was eliminated upon adoption. No cumulative-effect adjustments were recorded to retained earnings, and there was no material impact to the Company’s interim consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows. However, several of the Company’s leases are denominated in a currency that is not the functional currency of the Company’s local subsidiary. The resulting monetary liability is revalued to the functional currency at each balance sheet date, with the resulting gain or loss being recorded in Other income (expense). The monetary lease liability subject to revaluation as of February 29, 2020 was $34.0 million. Due to the mix of foreign currency exchange rate fluctuations during the second quarter of fiscal year 2020, the impact to the interim consolidated statements of income of revaluing this liability was immaterial.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three and six month periods ended February 29, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 29, 2020 that the Company expects to have a material impact on its consolidated financial statements.

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

Non-merchandise Sales. The Company recognizes non-merchandise revenue, net of sales taxes, on transactions where the Company has determined that it is the agent in the transaction.  These transactions primarily consist of contracts the Company enters into with its customers to provide delivery, insurance and customs processing services for products its customers purchase online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s marketplace site. Revenue is recognized when the Company’s performance obligations have been completed (that is when delivery of the items have been made to the destination point) and is recorded in “non-merchandise revenue” on the Consolidated Statements of Income.  Prepayment for orders for which the Company has not fulfilled its performance obligation are recorded as deferred income. Additionally, the Company records revenue at the net amounts retained, i.e., the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company is acting as an agent and is not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Platinum Points Reward Programs. The Company currently offers Platinum memberships in ten of its thirteen countries.  The annual fee for a Platinum membership is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

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

Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest generating portfolio” or “IGP”).   The Company recognizes its portion of interest received as revenue during the period it is earned.  As a result of the adoption of ASC 606, the Company has determined that this revenue should be recognized as “Other revenue and income” on the consolidated statements of income.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contract Liabilities
	February 29, 2020	August 31, 2019
Deferred membership income	$26,440	$24,901
Other contract performance liabilities	$8,862	$4,048

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Foods & Sundries	$438,345	$412,857	$831,150	$789,185
Fresh Foods	241,317	220,499	456,555	421,205
Hardlines	100,419	98,947	191,422	191,101
Softlines	49,904	47,975	90,263	88,364
Other Business	41,741	40,012	81,064	77,878
Net Merchandise Sales	$871,726	$820,290	$1,650,454	$1,567,733

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

The following table sets forth the computation of net income per share for the three and six months ended February 29, 2020 and February 28, 2019 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Net income attributable to PriceSmart, Inc.	$25,600	$23,810	$45,328	$38,422
Less: Allocation of income to unvested stockholders	(64)	(27)	(339)	(219)
Net income attributable to PriceSmart, Inc. per share available for distribution	$25,536	$23,783	$44,989	$38,203
Basic weighted average shares outstanding	30,255	30,206	30,266	30,189
Add dilutive effect of performance stock units (two-class method)	3	5	5	11
Diluted average shares outstanding	30,258	30,211	30,271	30,200
Basic net income per share	$0.85	$0.79	$1.49	$1.27
Diluted net income per share	$0.85	$0.79	$1.49	$1.27

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2020 and 2019 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/6/2020	$0.70	2/15/2020	2/28/2020	N/A	$0.35	8/15/2020	N/A	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	N/A	$0.35	8/15/2019	8/30/2019	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(7,107)	55	(7,052)
Defined benefit pension plans	50	—	50
Derivative instruments (1)	(1,177)	—	(1,177)
Ending balance, February 29, 2020	$(152,573)	$75	$(152,498)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(8,276)	21	(8,255)
Defined benefit pension plans	50	—	50
Derivative Instruments (1)	(668)	—	(668)
Ending balance, February 28, 2019	$(130,110)	$20	$(130,090)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(19,717)	21	(19,696)
Defined benefit pension plans	(112)	—	(112)
Derivative Instruments (1)	(3,369)	—	(3,369)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	75	—	75
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)

(1)See Note 8 - Derivative Instruments and Hedging Activities.

(2)Amounts reclassified from accumulated other comprehensive loss related to the minimum pension liability are included in warehouse club and other operations in the Company's consolidated statements of income.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 29,	August 31,
	2020	2019
Retained earnings not available for distribution	$8,250	$7,843

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.  Per a briefing schedule adopted by the Court, the Company filed a Motion to Dismiss the Plaintiff's Consolidated Amended Complaint in its entirety on March 3, 2020.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 29, 2020 and August 31, 2019, the Company has recorded within other accrued expenses and other current liabilities a total of $3.1 million and $3.2 million, respectively, for various non-income tax related tax contingencies.

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

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.7 million and $7.8 million and deferred tax assets of $2.9 million and $2.7 million as of February 29, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

Other Commitments

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017. As of February 29, 2020, all of the vacated space has been subleased (and/or returned to the landlord). As part of the subleases, the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years if certain conditions were to occur related to nonpayment by the new tenant. The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018. As of February 29, 2020, the remaining balance of the LOC was $250,000. Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third party tenant as not likely nor probable based on the Company’s review of the third party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility. Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 29, 2020 and August 31, 2019, the Company had approximately $10.8 million and $14.9 million, respectively, in contractual obligations for construction services not yet rendered.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of our agreements to purchase land without cause by forfeiture of some or all of the deposits we have made pursuant to the agreement. As of February 29, 2020, the Company had entered into a land purchase option agreement that, if completed, would have resulted in the use of approximately $4.3 million in cash. However, subsequent to this date, the Company decided not to execute this land purchase option agreement, as a result of the uncertainties surrounding the economic implications from the COVID-19 outbreak.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 29, 2020 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$114	$7,132	$99	$7,231
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	74	3,503	785	4,288
Total		$6,809	$3,638	$188	$10,635	$884	$11,519

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 29, 2020	$76,200	$3,579	$638	$71,983	4.3%
August 31, 2019	$69,000	$7,540	$486	$60,974	6.1%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 29, 2020 and August 31, 2019, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants. As of February 29, 2020 and August 31, 2019, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in long-term debt for the six-months ended February 29, 2020:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2019	$25,875	$63,711	$89,586	(1)
Proceeds from long-term debt incurred during the period:
Colombia subsidiary	—	25,000	25,000
Guatemala subsidiary	—	20,820	20,820
Regularly scheduled loan payments	(1,268)	(4,040)	(5,308)
Reclassifications of short-term debt	(8,421)	8,421	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	61	(33)	28
Balances as of February 29, 2020	$16,247	$113,879	$130,126	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $111.3 million. No cash assets were assigned as collateral for these loans.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)The carrying amount of non-cash assets assigned as collateral for these loans was $156.7 million. No cash assets were assigned as collateral for these loans.

As of February 29, 2020, the Company had approximately $104.1 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of February 29, 2020, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2019, the Company had approximately $83.1 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2021	$16,247
2022	11,470
2023	19,057
2024	16,489
2025	26,136
Thereafter	40,727
Total	$130,126

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

As of February 29, 2020, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 29, 2020:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June, and September, beginning on March 3, 2020	December 3, 2019 - December 3, 2024
Colombia	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Colombia	24-Sep-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	Variable rate 3-month Libor plus 2.50%	7.09%	24th day of each December, March, June and September beginning December 24, 2019	September 24, 2019 - September 26, 2022
Panama	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
Honduras	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2024
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
Costa Rica	28-Aug-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.50%	7.65%	28th day of August, November, February, and May beginning on November 30, 2015	August 28, 2015 - August 28, 2020

For the three and six months ended February 29, 2020 and February 28, 2019, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 29, 2020	$1,206	$596	$1,802
Interest expense for the three months ended February 28, 2019	$1,210	$102	$1,312
Interest expense for the six months ended February 29, 2020	$2,219	$857	$3,076
Interest expense for the six months ended February 28, 2019	$2,403	$269	$2,672

(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	February 29,	August 31,
Floating Rate Payer (Swap Counterparty)	2020	2019
Union Bank	$34,531	$35,169
Citibank N.A.	52,425	24,225
Scotiabank	17,125	18,375
Total	$104,081	$77,769

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 29, 2020			August 31, 2019
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$241	$(75)	$166	$—	$—	$—
Cross-currency interest rate swaps	Other current assets	—	—	—	2,736	(903)	1,833
Interest rate swaps	Other long-term liabilities	(2,714)	638	(2,076)	(2,178)	517	(1,661)
Cross-currency interest rate swaps	Other long-term liabilities	(1,206)	367	(839)	(732)	220	(512)
Cross-currency interest rate swaps	Other current liabilities	(45)	14	(31)	—	—	—
Net fair value of derivatives designated as hedging instruments		$(3,724)	$944	$(2,780)	$(174)	$(166)	$(340)

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. As of February 29, 2020, the Company did not have any material non-deliverable forward foreign-exchange contracts.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of February 29, 2020, the Company has settled its outstanding call options and does not have any other contracts not designated as hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended February 29, 2020, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
Income Statement Classification	2020	2019	2020	2019
Other income (expense), net	$358	$—	$(912)	$—

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended February 29, 2020
Revenue from external customers	$18,848	$522,607	$261,683	$103,597	—	$906,735
Intersegment revenues	287,362	3,909	860	547	(292,678)	—
Depreciation, Property and equipment	1,338	7,568	3,826	1,844	—	14,576
Amortization, Intangibles	599	—	—	—	—	599
Operating income (loss)	1,928	37,667	15,079	5,400	(21,265)	38,809
Net income (loss) attributable to PriceSmart, Inc.	(841)	30,339	13,810	3,666	(21,374)	25,600
Capital expenditures, net	3,489	18,128	7,230	4,465	—	33,312

Six Months Ended February 29, 2020
Revenue from external customers	$36,187	$989,409	$496,700	$196,380	$—	$1,718,676
Intersegment revenues	637,312	7,954	2,079	1,083	(648,428)	—
Depreciation, Property and equipment	2,687	14,450	7,792	3,861	—	28,790
Amortization, Intangibles	1,198	—	—	—	—	1,198
Operating income	4,516	69,367	26,889	9,924	(41,173)	69,523
Net income (loss) attributable to PriceSmart, Inc.	(1,564)	57,091	24,129	6,937	(41,265)	45,328
Long-lived assets (other than deferred tax assets) (3)	86,306	477,195	187,641	145,981	—	897,123
Intangibles, net	11,378	—	—	—	—	11,378
Goodwill	10,695	24,522	10,196	—	—	45,413
Total assets	157,116	723,673	390,000	227,503	—	1,498,292
Capital expenditures, net	4,118	33,371	11,750	25,299	—	74,538

Three Months Ended February 28, 2019
Revenue from external customers	$16,821	$484,994	$249,360	$103,250	$—	$854,425
Intersegment revenues	289,699	3,783	1,249	397	(295,128)	—
Depreciation, Property and equipment	1,950	6,003	3,439	2,121	—	13,513
Amortiazation, Intangibles	593	—	—	—	—	593
Operating income (loss)	4,477	35,574	15,024	3,617	(22,156)	36,536
Net income (loss) attributable to PriceSmart, Inc.	1,596	28,099	13,037	3,289	(22,211)	23,810
Capital expenditures, net	1,930	20,602	5,766	1,351	—	29,649

Six Months Ended February 28, 2019
Revenue from external customers	$34,160	$924,800	$474,369	$200,733	$—	$1,634,062
Intersegment revenues	640,418	4,220	2,342	675	(647,655)	—
Depreciation, Property and equipment	3,910	11,873	6,630	4,224	—	26,637
Amortization, Intangibles	1,192	—	—	—	—	1,192
Operating income	3,427	64,366	27,051	7,033	(40,671)	61,206
Net income (loss) attributable to PriceSmart, Inc.	(2,229)	52,284	23,022	6,104	(40,759)	38,422
Long-lived assets (other than deferred tax assets)	89,594	331,289	151,729	114,258	—	686,870
Intangibles, net	13,788	—	—	—	—	13,788
Goodwill	11,315	24,670	10,278	—	—	46,263
Total assets	149,192	592,121	329,049	187,868	—	1,258,230
Capital expenditures, net	3,616	43,373	16,261	2,738	—	65,988

As of August 31, 2019
Long-lived assets (other than deferred tax assets)	$65,278	$383,665	$165,584	$115,838	$—	$730,365
Intangibles, net	12,576	—	—	—	—	12,576
Goodwill	11,315	24,593	10,193	—	—	46,101
Total assets	161,583	614,579	340,216	180,033	—	1,296,411

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(3)Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the Long-lived assets (other than deferred tax assets) as of February 29, 2020 is not comparable with that as of February 28, 2019 and August 31, 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of February 29, 2020, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table is a summary of the Company’s components of total lease costs for the three and six months of fiscal year 2020 (in thousands):

	Three Months Ended	Six Months Ended
	February 29,	February 29,
	2020	2020
Operating lease cost	$4,272	$8,493
Short-term lease cost	29	82
Variable lease cost	1,046	2,127
Sublease income	(282)	(571)
Total lease costs	$5,065	$10,131

The weighted average remaining lease term and weighted average discount rate for operating leases as of February 29, 2020 were as follows:

Operating leases
Weighted average remaining lease term in years	18.34
Weighted average discount rate percentage	6.4%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	February 29,	February 29,
	2020	2020
Operating cash flows paid for operating leases	$3,848	$7,653

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended February 28,	Locations(1)
2021	$14,569
2022	14,714
2023	14,599
2024	14,448
2025	13,739
Thereafter	175,252
Total future lease payments	247,321
Less imputed interest	(111,877)
Total operating lease liabilities	$135,444	(2)

(1)Operating lease obligations have been reduced by approximately $1.7 million to reflect expected sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)Future minimum lease payments include $1.2 million of lease payment obligations for the prior leased Miami distribution center. For purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term. This sub-lease income was also considered for the purposes of calculating the exit obligation, which was immaterial as of February 29, 2020.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 29, 2020 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity in our markets. In response to this coronavirus outbreak, the governments of certain countries in which the Company operates have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In some of the countries, temporary closures of non-essential businesses have been ordered. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses.

In countries where social distancing is required or recommended, the Company is restricting the traffic in its warehouse clubs to enhance safety. To promote convenience for members, we have established an online catalog that enables our members to see, almost real-time, the availability of products for all clubs, and for certain warehouse clubs, we have launched curbside pickup and home delivery by us or in coordination with third-party delivery services. We also are launching online ordering and pick-up at club, which we refer to as “Click and Go.” Where we have experienced the most significant limitations, we have offered a “drive-through” alternative with a limited offering of basic goods. We continue to believe that PriceSmart represents an essential business in our markets because of our offerings of fresh food and a variety of essential goods and services. However, it is difficult to predict how traffic will be affected in the near term and for how long.

Due to this uncertainty, the Company has reevaluated its needs for liquidity given the potential social and economic impacts in the markets where we operate and any resulting impacts on our results of operations and cash flow. Sales for the month of March 2020 increased by 17.1% to $306.1 million from $261.5 million in March of 2019, in part because of consumers’ reaction to health warnings associated with this pandemic. However, toward the end of March, there was a noticeable reduction of traffic due to restrictive government mandates and consumer concerns about potential exposure. Many markets have imposed limitations on access to the Company’s clubs and on the Company’s club operations, including temporary club closures, limits on the number of days during the week and hours per day the Company’s clubs can be open, restrictions on segments of the population permitted to shop on particular days, and limits on the number of people that can be in a club. These restrictions change day-to-day and market-by-market. In addition, the governments of some of the countries in which we operate have expressed a preference in favor of imports of essential items over discretionary goods. The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time. Therefore, as a precautionary measure, we have accessed $63.2 million of funding available in several of our lines of credit to increase available cash on-hand and have delayed strategic capital expenditures.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in the Company's markets, natural disasters, compliance risks, volatility in currency exchange rates, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, breaches of security or privacy of member or business information, cost increases from product and service providers, interruption of supply chains, epidemic, pandemic or other public health issues, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the United States Securities and Exchange Commission ("SEC") on October 29, 2019. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law.

The following discussion and analysis compares the results of operations for the three and six months ended February 29, 2020 and February 28, 2019 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

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

As warehouse club operators, we believe that our business success depends on our ability to be the lowest cost operators in our markets and, in turn, to offer the lowest prices on high quality products and services in our markets.  We believe that lower prices on products and services should drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that can be offered to our members, validating the membership investment that our customers make.

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

The numbers of warehouse clubs in operation as of February 29, 2020 for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	February 28, 2019	February 29, 2020
Colombia	7	7
Costa Rica	7	7
Panama	5	7
Dominican Republic	4	5
Trinidad	4	4
Guatemala	3	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	41	45

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

Due to the uncertainty created from the outbreak of the novel coronavirus (COVID-19) and the uncertainty of the potential social and economic impacts in the markets where we operate and any resulting impacts on our results of operations and cash flow, we have reevaluated the timing of our capital investments and warehouse club openings. While we have decided to proceed with the construction of an additional warehouse club in Liberia, Costa Rica, which is currently scheduled to finalize in May of 2020, we have decided to postpone the opening of that club. Additionally, with respect to our previously announced future warehouse club openings on land we have acquired in Bogota and Bucaramanga, Colombia and in Jamaica, we have decided, temporarily, to halt or not initiate construction of those clubs at this time. We are considering and planning for additional cost savings measures in the U.S. and in the markets where we operate.

We continue to invest in technology to increase efficiencies and to enable our omni-channel capabilities, including e-commerce, to enhance the member experience.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profitability because many of our markets are susceptible to foreign currency exchange rate volatility. During the first six months of fiscal year 2020 and fiscal year 2019, approximately 78% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 52% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of local currency versus the U.S. dollar reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when a local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

From time to time, one or more markets in which we operate may experience economic slowdowns, which can negatively impact our business. Although we continue to experience adverse market conditions in our Central America segment, some of the countries in this region have begun to stabilize from recent political unrest. However, slowing global economy activity and trade, decreasing levels of public investment and fiscal reform continue to be significant challenges for our countries in this region.

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members. Our business in the U.S. Virgin Islands, where Hurricanes Irma and Maria had a severe impact on the infrastructure of the island in September 2017 and October 2017, initially benefitted from the difficulty other retailers had in becoming fully operational, but those same retailers have rebuilt, thereby restoring competition in that market. Additionally, in more developed countries, such as Costa Rica, Dominican Republic, Guatemala, Panama and Colombia, customers may have more alternatives available to them to satisfy their shopping needs, compared to smaller countries, such as Jamaica and Nicaragua, where consumers have a limited number of shopping options.

Demographic characteristics within each of our markets can also affect both the overall level of sales and also future sales growth opportunities. Island countries such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size. Countries with a smaller upper and middle class consumer population, such as Honduras, El Salvador, Jamaica and Nicaragua, offer growth potential but they may have a more limited market opportunity for sales growth as compared to more developed countries with larger upper and middle class consumer populations.

Political and other factors in each of our markets may have significant effects on our business. U.S. foreign policy can also have an impact on social and economic stability in the countries where we operate. For example, the U.S. State Department has announced varying strategies regarding if, when and how it would authorize disbursement of foreign aid that had been previously approved by the U.S. Congress to Guatemala, Honduras and El Salvador. Changes in U.S. policies regarding financial assistance could cause political or financial instability in the countries we serve.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  We continued to experience this situation in Trinidad during the start of fiscal year 2020.  We are working with our banks in Trinidad to source tradeable currencies (including Euros, British Pounds, and Canadian dollars), but until the central bank in Trinidad makes more U.S. dollars available, this illiquidity condition is likely to continue. As of February 29, 2020, our Trinidad subsidiary had a net Trinidad dollar denominated asset position measured in U.S dollars of approximately $62.4 million, an increase of $37.5 million from August 31, 2019 when it had a net Trinidad dollar denominated asset position of approximately $24.9 million. We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Additionally, we are monitoring the impact of the novel coronavirus (COVID-19) outbreak on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from this outbreak. Specifically, we are adapting to its effects on our ability to serve our members effectively, our vendors and the global supply chain, our operating hours and processes, and the types of products our members favor. This includes, but is not limited to, seeking alternative sources of products in cases where supply cannot keep up with demand and we continue to review and update our plans as circumstances evolve. To facilitate social distancing and convenience for members, we have established an online catalog that enables our members to see, almost real-time, the availability of products for all clubs, and for certain warehouse clubs we have launched curbside pickup and home delivery by us or in coordination with third-party delivery services. Additionally, we have established a special management task force response team comprised of various executives spanning all parts of the Company that closely monitors and is able to quickly respond to the varied and dynamic issues and challenges arising from the outbreak. Further, we have established a Cash Management Committee comprised of members of our Board of Directors and management that provides enhanced oversight and monitoring of cash flow to maintain appropriate liquidity in all of our markets.

Although we have recently incurred significant disruptions in certain of our markets due to the outbreak, and expect the impact of the pandemic and the related varied restrictions on our operations to adversely affect traffic and sales over the next few months, we are unable to accurately quantify the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and other unintended consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be further disrupted as a result of the outbreak, either of which could have a materially adverse impact on our operating results. Please refer to Part II Item 1A for updated risk factors related to the COVID-19 outbreak.

Mission and Business Strategy

Our mission is to improve the quality of life for our end-consumer and business members. To do this, we make available a wide range of high quality, curated merchandise sourced from around the world at value prices. The annual membership fee enables us to operate our business with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to satisfy our members’ shopping expectations, create additional efficiencies in the supply chain and increase our significance in our members’ lives. We are working to create a shopping experience that blends the attributes and appeal of our brick and mortar business with the conveniences associated with technology-supported transactions, services and online shopping.

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

Financial highlights for the three months ended February 29, 2020 included:

•Total revenues increased 6.1% over the comparable prior year period. The extra day from leap year, Saturday, February 29, 2020 had a favorable impact on total revenue compared to the comparable prior year period.

•Net merchandise sales increased 6.3% over the comparable prior year period. We ended the quarter with 45 warehouse clubs compared to 41 warehouse clubs at the end of the second quarter of fiscal year 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 0.3% versus the same three-month period in the prior year.

•Comparable net merchandise sales (that is, sales in the 41 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended March 1, 2020 increased 0.4%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 0.4%.

•Membership income increased 9.7% to $14.1 million over the comparable prior-year period primarily driven by new member sign-ups for the four club openings in Panama, Dominican Republic, and Guatemala in calendar year 2019.

•Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 11.8% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.7%, an increase of 70 basis points (0.7%) from the same period last year.

•Operating income was $38.8 million, an increase of 6.2%, or $2.3 million, compared to the second quarter of fiscal year 2019.

•We recorded a $755,000 net currency gain from currency transactions in the current quarter compared to a $368,000 net loss in the same period last year.

•The effective tax rate for the second quarter of fiscal year 2020 was 33.1%, as compared to the effective tax rate for the second quarter of fiscal year 2019 of 32.9%.

•Net income attributable to PriceSmart, Inc. for the second quarter of fiscal year 2020 was $25.6 million, or $0.85 per diluted share, compared to $23.8 million, or $0.79 per diluted share, in the comparable prior year period.

Financial highlights for the six months ended February 29, 2020 included:

•Total revenues increased 5.2% over the comparable prior year period. The extra day from leap year, Saturday, February 29, 2020 had a favorable impact on total revenue compared to the comparable prior year period.

•Net merchandise sales increased 5.3% over the comparable prior year period. We ended the quarter with 45 warehouse clubs compared to 41 warehouse clubs at the end of the second quarter of fiscal year 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 0.9%.

•Comparable net merchandise sales (that is, sales in the 41 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 26 weeks ended March 1, 2020 increased 0.7%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 0.9%.

•Membership income increased 8.8% to $27.8 million membership over the comparable prior-year period primarily driven by new member sign-ups for the four club openings in Panama, Dominican Republic, and Guatemala in calendar year 2019.

•Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 10.5% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 14.8%, an increase of 70 basis points (0.7%) from the same period last year.

•Operating income was $69.5 million, an increase of 13.6%, or $8.3 million, compared to the first six months fiscal year 2019.

•We recorded a $902,000 net currency loss from currency transactions in the current six-month period compared to a $2.1 million net loss in the same period last year.

•The effective tax rate for the first six months of fiscal year 2020 was 32.7%, as compared to the effective tax rate for the first six months of fiscal year 2019 of 33.3%.

•Net income attributable to PriceSmart, Inc. for the first six months of fiscal year 2020 was $45.3 million, or $1.49 per diluted share, compared to $38.4 million, or $1.27 per diluted share, in the comparable prior year period.

COMPARISON OF THE three and six months ended February 29, 2020 and February 28, 2019

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 29, 2020 with the three-month and six-month periods ended on February 28, 2019 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six-months ended February 29, 2020 and February 28, 2019.

	Three Months Ended
	February 29, 2020				February 28, 2019
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$512,452	58.7%	$39,291	8.3%	$473,161	57.7%
Caribbean	257,687	29.6	11,959	4.9	245,728	30.0
Colombia	101,587	11.7	186	0.2	101,401	12.3
Net merchandise sales	$871,726	100.0%	$51,436	6.3%	$820,290	100.0%

	Six Months Ended
	February 29, 2020				February 28, 2019
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$969,203	58.7%	$65,658	7.3%	$903,545	57.6%
Caribbean	488,838	29.6	21,615	4.6	467,223	29.8
Colombia	192,413	11.7	(4,552)	(2.3)	196,965	12.6
Net merchandise sales	$1,650,454	100.0%	$82,721	5.3%	$1,567,733	100.0%

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

Overall, total net merchandise sales grew 6.3% for the second quarter and 5.3% for the six-month period ended February 29, 2020. The second quarter increase resulted from a 5.9% increase in transactions and a 0.3% increase in average ticket. For the six-month period, the increase resulted from a 4.9% increase in transactions and a 0.4% increase in average ticket. Transactions represent the number of visits our members make to our warehouse clubs and average ticket represents the amount our members spend on each visit.

Net merchandise sales in our Central America segment increased 8.3% and 7.3% for the second quarter and the six-months ended February 29, 2020, respectively, when compared to the same period last year. These increases had a 480 basis point (4.8%) and 420 basis point (4.2%) positive impact on total net merchandise sales growth, respectively. All markets within this segment showed increased net merchandise sales year-on-year. We added three new clubs to the segment when compared to the period ended February 28, 2019. In Panama, we opened our sixth club in May 2019 and seventh club in October 2019, and in Guatemala, we opened our fourth club in November 2019.

Net merchandise sales in our Caribbean segment grew 4.9% and 4.6% for the second quarter and the six-months ended February 29, 2020, respectively, when compared to the same period last year. These increases had a 150 basis point (1.5%) and 140 basis point (1.4%) positive impact on total net merchandise sales growth, respectively. Our Dominican Republic and Jamaica markets led the way in this segment with 17.4% and 10.5% growth for the second quarter ended February 29, 2020, and 16.1% and 11.3% growth for the six-months ended February 29, 2020, respectively. In the Dominican Republic, we launched our fifth club in June 2019, while in Jamaica, strong comparable sales growth was the primary driver of growth for the second quarter and the six-months ended February 29, 2020.

Net merchandise sales in our Colombia segment increased 0.2% and decreased 2.3% for the second quarter and the six-months ended February 29, 2020, respectively, when compared to the same period last year. Net merchandise sales in our Colombia segment had no material impact on total net merchandise sales growth for the second quarter ended February 29, 2020. The decrease for the six-month period had a 30 basis point (0.3%) negative impact on total net merchandise sales growth. The minimal growth and decline for the second quarter and the six-months ended February 29, 2020, is primarily due to unfavorable foreign currency devaluation during the current period.

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019 in Constant Currency

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period's currency exchange rates and the comparable prior year period's currency exchange rates. The disclosure of constant currency amounts or results permits investors to better understand our underlying performance without the effects of currency exchange rate fluctuations. The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six-month periods ended February 29, 2020.

	Currency exchange rate fluctuations for the
	Three Months Ended
	February 29, 2020
	Amount	% change
Central America	$8,397	1.6%
Caribbean	(5,067)	(2.0)
Colombia	(6,215)	(6.1)
Net merchandise sales	$(2,885)	(0.3)%

	Currency exchange rate fluctuations for the
	Six Months Ended
	February 29, 2020
	Amount	% change
Central America	$9,993	1.0%
Caribbean	(9,810)	(2.0)
Colombia	(15,244)	(7.9)
Net merchandise sales	$(15,061)	(0.9)%

Overall, the effects of currency fluctuations within our markets had an approximately $2.9 million and $15.1 million, or 30 basis point (0.3%) and 90 basis point (0.9%), negative constant currency impact on net merchandise sales for the quarter and six-months ended February 29, 2020, respectively.

Currency fluctuations had an $8.4 million and $10.0 million, or 160 basis point (1.6%) and 100 basis point (1.0%), positive constant currency impact on net merchandise sales in our Central America segment for the quarter and six months ended February 29, 2020, respectively. The currency fluctuations contributed approximately 80 basis points (0.8%) and 60 basis points (0.6%) of the total positive impact on total net merchandise sales, respectively. The Costa Rica Colón appreciated significantly against the dollar as compared to the same three and six-month period a year ago, and was a significant factor in the contribution to the favorably of currency exchange rate fluctuations in this segment.

Currency devaluations had a $5.1 million and $9.8 million, or 200 basis point (2.0%) in both cases, negative constant currency impact on reported net merchandise sales in our Caribbean segment for the quarter and six months ended February 29, 2020, respectively. The currency devaluations contributed approximately 50 basis points (0.5%) and 60 basis points (0.6%) of the total negative impact on total net merchandise sales for the quarter and six months ended February 29, 2020, respectively. Jamaica and the Dominican Republic markets both experienced currency devaluation when compared to the same periods last year.

Currency devaluations had a $6.2 million and $15.2 million, or 610 basis point (6.1%) and 790 basis point (7.9%), negative constant currency impact on net merchandise sales in our Colombia segment for the quarter and six-months ended February 29, 2020, respectively. The currency devaluations contributed approximately 60 basis points (0.6%) and 90 basis points (0.9%) of the total negative impact on total net merchandise sales, respectively.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to our four warehouse clubs opened during calendar year 2019 will not be used in the calculation of comparable sales until they have been open for at least the 13 ½ months. Therefore, comparable net merchandise sales includes only 41 warehouse clubs for the thirteen and twenty-six week periods ended March 1, 2020.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the thirteen week and twenty-six week periods ended March 1, 2020 and March 3, 2019.

	Thirteen Weeks Ended
	March 1, 2020	March 3, 2019
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	0.1%	(2.5)%
Caribbean	1.3	1.7
Colombia	(0.6)	1.1
Consolidated segments	0.4%	(0.9)%

	Twenty-Six Weeks Ended
	March 1, 2020	March 3, 2019
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	0.9%	(3.5)%
Caribbean	1.6	0.8
Colombia	(2.9)	3.1
Consolidated segments	0.7%	(1.4)%

Comparison of Thirteen and Twenty-Six Week Periods Ended March 1, 2020 and March 3, 2019

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen week period ended March 1, 2020 increased 0.4%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six week period ended on March 1, 2020 increased 0.7%.

Comparable net merchandise sales in our Central America segment increased 0.1% and 0.9% for the thirteen week and twenty-six week periods ended March 1, 2020. These increases contributed approximately 10 basis points (0.1%) and 50 basis points (0.5%) of the increase in total comparable merchandise sales, respectively.

For the thirteen weeks ended March 1, 2020, significant foreign currency appreciation within our Costa Rica market as well as strong performances in our Honduras, El Salvador and Nicaragua markets, contributed approximately 240 basis points (2.4%) of the increase, which was offset by a 230 basis point (2.3%) decrease in Guatemala and Panama. The decreases in Guatemala and Panama are primarily due to cannibalization by the Company’s recent club openings, with two in Panama and one in Guatemala. For the twenty-six week period ended March 1, 2020, comparable net merchandise sales experienced growth of 10.6% in El Salvador and 13.6% in Nicaragua, this growth as well as foreign currency appreciation in our Costa Rica market contributed approximately 200 basis points (2.0%) of the increase, which was offset by a 150 basis point (1.5%) decrease in Guatemala and Panama, primarily due to cannibalization.

Comparable net merchandise sales in our Caribbean segment increased 1.3% for the thirteen week period ended March 1, 2020. This increase contributed approximately 40 basis points (0.4%) of positive impact in total comparable merchandise sales. For the twenty-six week period ended March 1, 2020, comparable net merchandise sales in our Caribbean segment increased 1.6%, which contributed approximately 50 basis points (0.5%) of positive impact in total comparable merchandise sales.

For the thirteen and twenty-six week periods ended March 1, 2020, all markets in our Caribbean segment, with the exception of the U.S. Virgin Islands, showed strong growth compared to the same period in the prior year. Notably, investments we made in our Jamaica market resulted in 9.6% and 10.6% growth in comparable net merchandise sales for the thirteen and twenty-six week periods ended March 1, 2020. In our U.S. Virgin Islands market, comparable net merchandise sales experienced a decline when compared to the same period in prior year. Hurricanes Irma and Maria had a severe impact on the infrastructure of the islands in the fall of calendar year 2017. From that time until the end the first quarter of fiscal year 2020, the Company benefitted from the difficulty other retailers had in becoming fully operational, but those same retailers have rebuilt, contributing to increased competition in that market.

Comparable net merchandise sales in our Colombia segment decreased 0.6% and 2.9% for the thirteen and twenty-six week periods ended March 1, 2020. These decreases contributed approximately 10 basis points (0.1%) and 30 basis points (0.3%) of negative impact in total comparable sales for the respective period. These declines were largely due to the devaluation of the Colombian peso relative to the U.S. dollar.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the thirteen and twenty-six week periods ended March 1, 2020.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	March 1, 2020
	Amount	% change
Central America	$8,151	1.7%
Caribbean	(4,952)	(2.0)
Colombia	(6,474)	(6.4)
Comparable merchandise sales	$(3,275)	(0.4)%

	Currency Exchange Rate Fluctuations for the
	Twenty-Six Weeks Ended
	March 1, 2020
	Amount	% change
Central America	$9,967	1.1%
Caribbean	(9,319)	(2.0)
Colombia	(15,237)	(7.9)
Comparable merchandise sales	$(14,589)	(0.9)%

Overall, the mix of currency fluctuations within our markets had an approximate $3.3 million and $14.6 million, or 40 basis points (0.4%) and 90 basis points (0.9%), of negative constant currency impact on comparable net merchandise sales for the thirteen and twenty-six week periods ended March 1, 2020.

Currency fluctuations within our Central America segment accounted for approximately 40 basis points (0.4%) and 60 basis points (0.6%) of positive impact in total comparable merchandise sales for the thirteen and twenty-six week periods. This is reflective of the offsetting devaluation and appreciation of the mix of currencies within the markets in this segment when compared to the same periods a year ago.

Currency devaluations within our Caribbean segment accounted for approximately 60 basis points (0.6%) of negative impact of currency devaluations on total comparable merchandise sales for the thirteen and twenty-six week periods, respectively. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Colombia segment accounted for approximately 80 basis points (0.8%) and 90 basis points (0.9%) of negative impact in total comparable merchandise sales for the thirteen and twenty-six week periods ended March 1, 2020. This reflects the devaluation of the Colombian peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts. The table below represents the change in membership income by segment and as a percentage of net merchandise club sales of each segment:

	Three Months Ended
	February 29,				February 28,
	2020				2019
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,447	$743	9.6%	1.6%	$7,704
Membership income - Caribbean	3,768	341	9.9	1.5	3,427
Membership income - Colombia	1,878	164	9.6	1.8	1,714
Membership income - Total	$14,093	$1,248	9.7%	1.6%	$12,845

	Six Months Ended
	February 29,				February 28,
	2020				2019
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$16,744	$1,371	8.9%	1.7%	$15,373
Membership income - Caribbean	7,446	687	10.2	1.5	6,759
Membership income - Colombia	3,649	196	5.7	1.9	3,453
Membership income - Total	$27,839	$2,254	8.8%	1.7%	$25,585

Number of accounts - Central America	881,019	37,906	4.5%		843,113
Number of accounts - Caribbean	439,785	14,783	3.5		425,002
Number of accounts - Colombia	335,071	(4,977)	(1.5)		340,048
Number of accounts - Total	1,655,875	47,712	3.0%		1,608,163

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

The number of member accounts during the first six months of fiscal year 2020 was 3.0% higher than the year before. Membership income increased 8.8% over the same period.

The growth in membership accounts and income during fiscal year 2020 in our Central America segment is primarily the result of the opening of three new warehouse clubs – Santiago de Veraguas and Metropark in Panama and San Cristobal in Guatemala. In our Caribbean market, membership account and income growth was primarily attributable to the opening of the new Bolivar warehouse club in the Dominican Republic in June 2019. In Colombia, we increased the Diamond membership fee from 75,000 (COP) to 90,000 (COP) (including VAT) beginning in April 2019, providing a converted membership price of approximately $26, which has contributed to the increase in membership income as a percentage of merchandise sales during the second quarter of fiscal year 2020 compared to the same prior year period. We continued expanding our Platinum membership program during the six months ended February 29, 2020, and we intend to expand our Platinum membership program to additional markets this year. The annual fee for a Platinum membership in most markets is approximately $75, which is also contributing to the increase in membership income as a percentage of merchandise club sales in our Central America segment where our penetration is the greatest. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction.

Lastly, our trailing twelve-month renewal rate was 86.0% and 85.0% for the periods ended February 29, 2020 and February 28, 2019, respectively. Growth in membership accounts and income as well as high renewal rates, demonstrate that our members recognize the value we bring and is a key indicator of membership satisfaction and loyalty.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations; miscellaneous income, comprised primarily of revenue from an interest generating portfolio (“IGP”) from our co-branded credit cards; and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 29, 2020			February 28, 2019
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$10,101	$201	2.0%	$9,900
Miscellaneous income	1,619	(2,081)	(56.2)	3,700
Rental income	762	(84)	(9.9)	846
Other revenue	$12,482	$(1,964)	(13.6)%	$14,446

	Six Months Ended
	February 29, 2020			February 28, 2019
	Amount	Decrease from prior year	% Change	Amount
Non-merchandise revenue	$18,946	$(73)	(0.4)%	$19,019
Miscellaneous income	3,228	(1,836)	(36.3)	5,064
Rental income	1,501	(127)	(7.8)	1,628
Other revenue	$23,675	$(2,036)	(7.9)%	$25,711

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

Other revenue decreased for the quarter by $2.0 million, primarily as a result of miscellaneous income decreasing by $2.1 million because of a prior year $2.2 million payment we received in the second quarter of fiscal year 2019 from the underpayment of income earned on our co-branded credit card interest generating portfolios balance over several years. Non-merchandise revenue from our marketplace and casillero operations increased primarily due to favorable traffic attributable to Cyber Monday promotions that occurred in December 2019 this year compared to November in the prior year. Additionally, the extra day from leap year, Saturday February 29, impacted non-merchandise revenue favorably versus the same period in the prior year.

For the six months ended on February 29, 2020, miscellaneous income decreased by $1.8 million, primarily as a result of the $2.2 million reimbursement we received in fiscal year 2019 described above.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 29, 2020	February 28, 2019	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$871,726	$820,290	$51,436
Merchandise sales gross margin	$128,292	$114,744	$13,548
Merchandise sales gross margin percentage	14.7%	14.0%	0.7%

Revenues
Total revenues	$906,735	$854,425	$52,310
Percentage change from prior period			6.1%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	0.4%	(0.9)%	1.3%

Gross margin
Total gross margin	$150,561	$137,567	$12,994
Gross margin percentage to total revenues	16.6%	16.1%	0.5%

Selling, general and administrative
Selling, general and administrative	$111,752	$101,031	$10,721
Selling, general and administrative percentage of total revenues	12.3%	11.8%	0.5%

	Three Months Ended
	February 29,	% of	February 28,	% of
Results of Operations Consolidated	2020	Total Revenue	2019	Total Revenue
Operating income- by segment
Central America	$37,667	4.2%	$35,574	4.2%
Caribbean	15,079	1.7	15,024	1.8
Colombia	5,400	0.6	3,617	0.4
United States	1,928	0.2	4,477	0.5
Reconciling Items (1)	(21,265)	(2.3)	(22,156)	(2.6)
Operating income - Total	$38,809	4.3%	$36,536	4.3%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 29, 2020	February 28, 2019	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,650,454	$1,567,733	$82,721
Merchandise sales gross margin	$244,296	$221,032	$23,264
Merchandise sales gross margin percentage	14.8%	14.1%	0.7%

Revenues
Total revenues	$1,718,676	$1,634,062	$84,614
Percentage change from comparable period			5.2%

Comparable merchandise sales
Total calendar comparable merchandise sales increase (decrease)	0.7%	(1.4)%	2.1%

Gross margin
Total gross margin	$287,556	$264,024	$23,532
Gross margin percentage to total revenues	16.7%	16.2%	0.5%

Selling, general and administrative
Selling, general and administrative	$218,033	$202,818	$15,215
Selling, general and administrative percentage of total revenues	12.7%	12.4%	0.3%

	Six Months Ended
	February 29,	% of	February 28,	% of
Results of Operations Consolidated	2020	Total Revenue	2019	Total Revenue
Operating income- by segment
Central America	$69,367	4.0%	$64,366	3.9%
Caribbean	26,889	1.6	27,051	1.7
Colombia	9,924	0.6	7,033	0.4
United States	4,516	0.3	3,427	0.2
Reconciling Items (1)	(41,173)	(2.4)	(40,671)	(2.5)
Operating income - Total	$69,523	4.0%	$61,206	3.7%

Warehouse clubs
Warehouse clubs at period end	45	41	4
Warehouse club sales square feet at period end	2,232	2,085	147

(1)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	February 29,	% of	February 28,	% of
	2020	Total Revenue	2019	Total Revenue
Warehouse club and other operations	$84,022	9.3%	$75,708	8.9%
General and administrative	27,618	3.0	24,968	2.9
Pre-opening expenses	44	—	97	—
Loss on disposal of assets	68	—	258	—
Total Selling, General and Administrative	$111,752	12.3%	$101,031	11.8%

	Six Months Ended
	February 29,	% of	February 28,	% of
	2020	Total Revenue	2019	Total Revenue
Warehouse club and other operations	$163,395	9.5%	$149,930	9.2%
General and administrative	53,502	3.1	52,303	3.2
Pre-opening expenses	997	0.1	112	—
Loss on disposal of assets	139	—	473	—
Total Selling, general and administrative	$218,033	12.7%	$202,818	12.4%

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

On a consolidated basis, net merchandise sales gross margin for the second quarter of fiscal year 2020 as a percentage of total net merchandise sales was 14.7%, 70 basis points (0.7%) higher than the second quarter of fiscal year 2019. Net merchandise margins increased across all segments with the Central America segment contributing 40 basis points (0.4%), the Caribbean segment contributing 20 basis points (0.2%), and the Colombia segment contributing 10 basis points (0.1%) to the overall increase.

For the six-month period, consolidated net merchandise sales gross margin as a percentage of total net merchandise sales was 14.8%, 70 basis points (0.7%) higher than the same period of fiscal year 2019. Net merchandise margins increased across all segments with the Central America segment contributing 40 basis points (0.4%), the Caribbean segment contributing 20 basis points (0.2%), and the Colombia segment contributing 10 basis points (0.1%) to the overall increase.

Total gross margin to total revenues increased 50 basis points (0.5%) for the three and six-month periods, which is the result of the increase in total net merchandise sales gross margin explained previously. Gross margin during the three and six months ended February 29, 2020 increased primarily due to improved product margins, attributable to more focused merchandising strategies and inventory management.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses increased $10.7 million to 12.3% of total revenues compared to 11.8% of total revenues in the second quarter of fiscal year 2019.

Warehouse club and other operations expense increased to 9.3% of total revenues compared to 8.9% for the second quarter of fiscal year 2020. This increase was primarily attributable to operating an additional four warehouse clubs compared to the prior year period. These four new clubs had not reached sales maturity as of February 29, 2020, thus increasing operational expenses by 40 basis points (0.4%) as a percentage of total revenues.

General and administrative expenses increased to 3.0% compared to 2.9% of total revenues for the second quarter of fiscal year 2020. This ten basis points increase (0.1%) as a percentage of total revenues was primarily the result of investments in talent acquisition, development of our employees, and technology spend.

Selling, general and administrative expenses increased $15.2 million to 12.7% of total revenues for the six-month period ended February 29, 2020, compared to 12.4% of total revenues in the same prior year period.

Warehouse club and other operations expense increased to 9.5% of total revenues compared to 9.2% for the six-month period ended fiscal year 2019. This increase was primarily attributable to operating an additional four warehouse clubs compared to the prior year period. These four new clubs had not reached sales maturity as of February 29, 2020, thus increasing operational expenses by 30 basis points (0.3%) as a percentage of total revenues.

General and administrative expenses decreased to 3.1% of total revenues compared to 3.2% of total revenues for the six-months ended February 29, 2020 when compared to the same prior year period. In the prior six-months ended February 28, 2019, two non-recurring transactions increased general and administrative expenses. First, was the $3.8 million, or a 20 basis points (0.2%) decrease, recorded in the first quarter of fiscal year 2019 for separation and other related termination benefits for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors. These costs, net of tax, negatively impacted earnings per share for the six months ended February 28, 2019, by $0.13 per share. An additional decrease of approximately $1.5 million, or 10 basis points (0.10%), was due to the expiration of the amortization of post-combination compensation expense related to the Aeropost business we acquired in March 2018. These decreases were offset by increases of $6.5 million, or 40 basis points (0.4%), in general and administrative expenses primarily due to additions to headcount to support technology development and implementation and other administrative functions made during the six-month period ended February 29, 2020.

Pre-opening expenses remained stable in the second quarter ended February 29, 2020 compared to the same prior year period. For the six-months ended February 29, 2020, pre-opening expense increased to $953,000 or 0.1% of total revenues compared to the prior year period. This increase is attributable to costs incurred to open our 44th and 45th warehouse clubs and for the four additional warehouse clubs in our real estate pipeline.

Operating income in the second quarter of fiscal year 2020 increased to $38.8 million (4.3% of total revenue) compared to $36.5 million (4.3% of total revenue) for the same period last year. This reflects the increase in gross margins from net merchandise sales, offset by higher selling, general and administrative expenses year-on-year related to investments in talent acquisition, development of our employees and technology spend.

Operating income for the six months ended February 29, 2020 increased to $69.5 million (4.0% of total revenue) compared to $61.2 million (3.7% of total revenue) for the same period last year. As described above, higher merchandise margins as a percent of sales, offset by incrementally higher general and administrative expenses were the primary factors for the overall 30 basis point (0.3%) increase in operating income.

Interest Expense

	Three Months Ended
	February 29,		February 28,
	2020		2019
	Amount	Increase	Amount
Interest expense on loans	$1,781	$382	$1,399
Interest expense related to hedging activity	596	494	102
Capitalized interest	(687)	(187)	(500)
Net interest expense	$1,690	$689	$1,001

	Six Months Ended
	February 29,		February 28,
	2020		2019
	Amount	Increase	Amount
Interest expense on loans	$3,046	$244	$2,802
Interest expense related to hedging activity	857	587	270
Less: Capitalized interest	(1,351)	(313)	(1,038)
Net interest expense	$2,552	$518	$2,034

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Net interest expense increased for the three and six month periods ended February 29, 2020 primarily due to higher average loan balances. Interest expense related to hedging activity increased due to an increase in hedging activity as we seek to mitigate our exposure to interest rate risk on our recently executed loan agreements to finance our anticipated warehouse club openings in fiscal year 2020 and 2021. A greater portion of our total interest was capitalized for the three and six month periods ended February 29, 2020 due to higher levels of construction activities during the period.

Other income (expense), net

Other income (expense), net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the one time settlement of a business combination escrow account.

	Three Months Ended
	February 29,			February 28,
	2020			2019
	Amount	Increase from prior year	% Change	Amount
Other income (expense), net	$723	$1,095	294.4%	$(372)

	Six Months Ended
	February 29,			February 28,
	2020			2019
	Amount	Increase from prior year	% Change	Amount
Other expense, net	$(262)	$1,929	88.0%	$(2,191)

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

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

For the three and six months ended February 29, 2020 Other income (expense), net included $755,000 of net gain and $902,000 of net expense, respectively, associated with foreign currency transactions and the revaluation of monetary assets and liabilities. These gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.

For the three-month period, the net gain is attributable primarily to foreign currency transactions. For the six months ended February 29, 2020, the primary driver for the net expense was $902,000 of net expense associated with foreign currency transactions, offset by a $705,000 gain resulting from the settlement of outstanding claims related to the acquisition of the business that we purchased in March of 2018.

Provision for Income Taxes

	Three Months Ended
	February 29,		February 28,
	2020		2019
	Amount	Increase from prior year	Amount
Provision for income taxes	$12,702	$999	$11,703
Effective tax rate	33.1%		32.9%

	Six Months Ended
	February 29,		February 28,
	2020		2019
	Amount	Increase from prior year	Amount
Provision for income taxes	$22,105	$2,862	$19,243
Effective tax rate	32.7%		33.3%

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

For the three months ended February 29, 2020, the effective tax rate was 33.1%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net impact of 3.6% in the current period resulting from the loss of benefit of foreign tax credits, which are no longer recoverable as a result of U.S. Tax Reform; and

•A comparably favorable impact of 2.7% resulting from changes in income tax liabilities for uncertain tax positions.

For the six months ended February 29, 2020, the effective tax rate was 32.7%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net impact of 3.3% in the current period resulting from the loss of benefit of foreign tax credits, which are no longer recoverable as a result of U.S. Tax Reform;

•The comparably favorable impact of 1.4% resulting from non-deductible separation costs, in the prior period, associated with the departure of our former CEO;

•A comparably favorable impact of 0.8% resulting from changes in income tax liabilities for uncertain tax positions; and

•The comparably favorable impact of 0.7% in the current period from the effect of changes in foreign currency value.

Other Comprehensive Loss

	Three Months Ended
	February 29,			February 28,
	2020			2019
	Amount	(Decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(5,049)	$(9,401)	216.0%	$4,352

	Six Months Ended
	February 29,			February 28,
	2020			2019
	Amount	Increase from prior year	% Change	Amount
Other comprehensive loss	$(8,234)	$660	(7.4)%	$(8,894)

Comparison of Three and Six Months Ended February 29, 2020 and February 28, 2019

Our other comprehensive loss of approximately $5.0 million for the second quarter of fiscal year 2020 resulted primarily from the comprehensive loss of approximately $3.4 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, with additional losses of approximately $1.7 million related to unrealized losses on changes in derivative obligations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity when necessary. There is some uncertainty surrounding the potential impact of the novel coronavirus outbreak (COVID-19) on our results of operations and cash flows. As a result, we are proactively taking steps to increase cash available on-hand, including, but not limited to, drawing funds on our short-term facilities and delaying strategic capital expenditures. Refer to the Notes to Consolidated Financial Statements – Note 11 – Subsequent Events for additional information regarding our drawdown on our short-term facilities subsequent to the reporting period ended February 29, 2020. We also are considering and planning for additional cost savings measures in the U.S. and in the markets where we operate.

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

	February 29,	August 31,
	2020	2019
Amounts held by foreign subsidiaries	$134,101	$98,964
Amounts held domestically	2,668	7,272
Total cash and cash equivalents, including restricted cash	$136,769	$106,236

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	February 29,	August 31,
	2020	2019
Amounts held by foreign subsidiaries	$30,448	$17,045
Amounts held domestically	—	—
Total short-term investments	$30,448	$17,045

As of February 29, 2020, certificates of deposits with a maturity of over a year held by our foreign subsidiaries and domestically were $1.5 million. There were no certificates of deposits with a maturity of over a year held by our foreign subsidiaries or domestically as of August 31, 2019.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies in Trinidad.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. See Item 2 “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 29,	February 28,	Increase/
	2020	2019	(Decrease)
Net cash provided by operating activities	$89,065	$76,300	$12,765
Net cash (used in) investing activities	(85,721)	(53,817)	(31,904)
Net cash provided by (used in) financing activities	24,422	(19,833)	44,255
Effect of exchange rates	2,767	(1,487)	4,254
Net increase in cash and cash equivalents	$30,533	$1,163	$29,370

Net cash provided by operating activities totaled $89.1 million and $76.3 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Our cash flow provided by operations is primarily derived from net merchandise sales and membership fees. Cash flows used in operations generally consist of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $12.8 million increase in net cash provided by operating activities was primarily due to an increase of net income of $6.9 million and a net increase of $5.2 million due to net working capital improvements. The $5.2 million net working capital improvement is the result of a $22.1 million reduction in merchandise inventory offset by $16.9 million more cash used in the payment of merchandise payables over the comparable six-months ended February 29, 2020 and February 28, 2019.

Net cash used in investing activities totaled $85.7 million and $53.8 million for the six months ended February 29, 2020 and February 28, 2019, respectively.  Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs. The $31.9 million increase in cash used in investing activities is primarily the result of a net $23.7 million increase in short-term and long-term certificate of deposit purchases and fewer settlements compared to the same six-month period a year-ago. We also had $8.2 million of additional construction expenditures made for our future warehouse club openings versus the same six-month period a year ago.

Net cash provided by financing activities totaled $24.4 million and net cash used in financing activities were $19.8 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Our cash flows provided or used for financing activities are used primarily to fund our working capital needs and our warehouse club expansions and investments. The $44.3 million increase in cash provided by financing activities is primarily the result of a net increase of proceeds from long-term borrowings of $45.8 million compared to a year ago, as we did not have any additional long-term borrowings in fiscal year 2019. This cash provided by long-term borrowings was offset by a net $3.8 million change of cash used in the borrowing and repayment of short-term borrowings, compared to the same six-month period a year-ago.

The following table summarizes the dividends declared and paid during fiscal year 2020 and 2019 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/6/2020	$0.70	2/15/2020	2/28/2020	N/A	$0.35	8/15/2020	N/A	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	N/A	$0.35	8/15/2019	8/30/2019	N/A	$0.35

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

Repurchase of Equity Securities and Reissuance of Treasury Shares

At the vesting dates for restricted stock awards to our employees, we repurchase a portion of the shares that have vested at the prior day's closing price per share and apply the proceeds to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards. The Company expects to continue this practice going forward. We do not currently have a stock repurchase program.

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our consolidated balance sheets. We may reissue these treasury shares in the future.

We have reissued treasury shares as part of our stock-based compensation programs.  During the six months ended February 29, 2020 the Company reissued 94,000 treasury shares.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions as of February 29, 2020 and August 31, 2019.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via regular refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $6.1 million and $5.1 million as of February 29, 2020 and August 31, 2019, respectively. In two other countries, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.7 million and $7.8 million and deferred tax assets of $2.9 million and $2.7 million as of February 29, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of February 29, 2020 was $34.0 million. Due to the mix of foreign currency exchange rate fluctuations during the second quarter of fiscal year 2020, the impact to the interim consolidated statements of income and comprehensive income from these monetary liabilities was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to hypothetical simultaneous currency devaluation based on balances as of February 29, 2020 (in thousands) including the new lease-related monetary liabilities described above:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Losses based on change in U.S. dollar denominated inter-company balances	Losses based on change in U.S. dollar denominated other asset/liability balances	Net loss(1)
5%	$1,238	$(1,063)	$(1,818)	$(1,643)
10%	$2,476	$(2,127)	$(3,637)	$(3,288)
20%	$4,952	$(4,254)	$(7,274)	$(6,576)

(1)Amounts are before consideration of income taxes.

Information about the financial impact of foreign currency exchange rate fluctuations for the three and six-month period ended February 29, 2020 is disclosed in Item 2 “Management’s Discussion and Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three and six-month period ended February 29, 2020 is disclosed in the Notes to Consolidated Financial Statements – Note 8 – Derivative Instruments and Hedging Activities.

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and six-month period ended February 29, 2020 is disclosed in Item 2 “Management’s Discussion and Analysis – Other Comprehensive Loss”.

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit.  Per a briefing schedule adopted by the Court, the Company filed a Motion to Dismiss the Plaintiff's Consolidated Amended Complaint in its entirety on March 3, 2020.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. Other than the risk factors set forth below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

External Factors that Could Adversely Affect Us

Our operations could be adversely affected by the recent outbreak of the novel coronavirus (COVID-19).

Public health epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While the impact on the Company’s business is unknown at this time and difficult to predict, nearly all aspects of the Company’s business could be adversely affected.

Our business depends heavily on the uninterrupted operation of our distribution facilities located in Miami, Florida and San Jose, Costa Rica, our warehouse clubs located in Colombia, Central America and the Caribbean, and our headquarters and buying operations in San Diego, California. The operation of all of our facilities is critically dependent on our employees who staff these locations, and the coronavirus could directly threaten the health of our employees.  In addition, governments in many of the countries in which we operate have imposed or are experimenting with policies and restrictions affecting the retail sectors of our markets. Many of these policies and restrictions have resulted in limiting access for our members and have adversely impacted our club operations, including temporary club closures, limits on the number of days during the week and hours per day our clubs can be open, restrictions on segments of the population permitted to shop on particular days, and limits on the number of people that can be in a club. Additionally, in an effort to improve social distancing, we have temporarily switched substantially all of our work force at our San Diego headquarters, our management and administrative personnel in Miami, and office support personnel in the countries where we operate to remote work. Finally, we may seek alternative distribution channels in the case of closure of one or more of our distribution facilities. Events such as these complicate and/or threaten the way we execute and the performance of our business and could have a material adverse effect or our business and operating results.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus in China and elsewhere, we have faced and may continue to face delays or difficulty sourcing products, which could negatively affect our business and financial results. Certain of our suppliers have had their manufacturing operations disrupted by the coronavirus outbreak, and even where goods have been completed, they have been subject to weeks-long shipping delays. If our third-party suppliers’ operations continue to be curtailed, or transportation systems continue to be disrupted, we may need to seek alternate sources of supply, which may be more expensive. The duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

Negative economic conditions created or exacerbated by the recent outbreak of the novel coronavirus (COVID-19) could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending could adversely affect consumer demand for the products we sell, change the mix of products we sell to a mix with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operating results.  Any prolonged outbreak of the coronavirus could result in the imposition of quarantines or closures of retailer locations, office spaces, manufacturing facilities, travel and transportation restrictions and/or import and export restrictions, any of which could contribute to a general slowdown in the global economy and the economies of the markets in which we operate. A significant decline in the economies of the countries in which our warehouse clubs are located may lead to decreased sales and profitability, increased governmental ownership or regulation of the economy, higher interest rates and increased barriers to entry such as higher tariffs and taxes. The economic factors that affect our operations also may adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available for sale to us.

Employment laws and regulations in the countries in which we operate may limit our ability to effect a reduction in force to reduce our labor expenses in line with declining revenues. In some of the countries in which we operate, before we could effect a reduction in force, we would need to negotiate with labor unions, demonstrate evidence of hardship or force majeure or obtain prior government approval, which may not be given in a timely manner or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 29, 2020, the Company repurchased 14,468 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2020. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2019 - December 31, 2019	—	$—	—	N/A
January 1, 2020 - January 31, 2020	14,468	$63.59	—	N/A
February 1, 2020 - February 29, 2020	—	$—	—	N/A
Total	14,468	$63.59	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Amended and Restated Bylaws of the Company.
10.1(5)*	Employment Agreement dated December 10, 2019, between Michael McCleary and the Company.
10.2	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A., dated December 2, 2019.
10.3	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. dated November 25, 2019.
10.4	Loan Agreement between PriceSmart Guatemala, Sociedad Anonima and Banco Industrial, Sociedad Anonima, dated November 20, 2019.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	April 8, 2020	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	April 8, 2020	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer