Form 10-Q
period 2020-05-31
PRICESMART INC
filed 2020-07-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

The registrant had 30,648,990 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2020.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2020 and the consolidated balance sheet as of August 31, 2019, the unaudited consolidated statements of income for the three and nine months ended May 31, 2020 and 2019, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2020 and 2019, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2020 and 2019, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2020 and 2019 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2020	August 31,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$261,788	$102,653
Short-term restricted cash	240	54
Short-term investments	40,042	17,045
Receivables, net of allowance for doubtful accounts of $126 as of May 31, 2020 and $144 as of August 31, 2019, respectively	10,886	9,872
Merchandise inventories	268,762	331,273
Prepaid expenses and other current assets (includes $0 and $2,736 as of May 31, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	24,736	30,999
Total current assets	606,454	491,896
Long-term restricted cash	3,996	3,529
Property and equipment, net	700,388	671,151
Operating lease right-of-use assets, net	121,802	—
Goodwill	45,316	46,101
Other intangibles, net	10,772	12,576
Deferred tax assets	21,178	15,474
Other non-current assets (includes $428 and $0 as of May 31, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	53,965	44,987
Investment in unconsolidated affiliates	10,618	10,697
Total Assets	$1,574,489	$1,296,411
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$70,886	$7,540
Accounts payable	283,045	286,219
Accrued salaries and benefits	28,017	25,401
Deferred income	24,154	25,340
Income taxes payable	9,613	4,637
Other accrued expenses and other current liabilities (includes $30 and $0 as of May 31, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	35,622	32,442
Operating lease liabilities, current portion	8,409	—
Dividends payable	10,719	—
Long-term debt, current portion	22,784	25,875
Total current liabilities	493,249	407,454
Deferred tax liability	1,489	2,015
Long-term portion of deferred rent	—	11,198
Long-term income taxes payable, net of current portion	4,865	5,069
Long-term operating lease liabilities	126,275	—
Long-term debt, net of current portion	117,045	63,711
Other long-term liabilities (includes $5,567 and $2,910 for the fair value of derivative instruments and $6,099 and $5,421 for post-employment plans as of May 31, 2020 and August 31, 2019, respectively)	11,963	8,685
Total Liabilities	754,886	498,132

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,425,075 and 31,461,359 shares issued and 30,648,990 and 30,538,788 shares outstanding (net of treasury shares) as of May 31, 2020 and August 31, 2019, respectively	3	3
Additional paid-in capital	444,403	443,084
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(168,019)	(144,339)
Retained earnings	562,408	525,804
Less: treasury stock at cost, 776,085 shares as of May 31, 2020 and 924,332 shares as of August 31, 2019	(31,615)	(38,687)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	818,666	797,351
Noncontrolling interest in consolidated subsidiaries	937	928
Total stockholders' equity	819,603	798,279
Total Liabilities and Equity	$1,574,489	$1,296,411

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Revenues:
Net merchandise sales	$768,368	$755,009	$2,418,822	$2,322,742
Export sales	8,321	8,281	25,029	23,314
Membership income	13,525	13,132	41,364	38,717
Other revenue and income	9,717	12,134	33,392	37,845
Total revenues	799,931	788,556	2,518,607	2,422,618
Operating expenses:
Cost of goods sold:
Net merchandise sales	661,258	649,894	2,067,416	1,996,595
Export sales	7,995	7,872	24,044	22,136
Non-merchandise	3,503	4,121	12,416	13,194
Selling, general and administrative:
Warehouse club and other operations	78,431	78,231	241,826	228,161
General and administrative	24,408	24,532	77,910	76,835
Pre-opening expenses	257	1,647	1,254	1,759
Loss on disposal of assets	112	262	251	735
Total operating expenses	775,964	766,559	2,425,117	2,339,415
Operating income	23,967	21,997	93,490	83,203
Other income (expense):
Interest income	554	310	1,433	1,124
Interest expense	(2,564)	(915)	(5,116)	(2,949)
Other income (expense), net	(1,564)	159	(1,826)	(2,032)
Total other expense	(3,574)	(446)	(5,509)	(3,857)
Income before provision for income taxes and loss of unconsolidated affiliates	20,393	21,551	87,981	79,346
Provision for income taxes	(7,744)	(7,478)	(29,849)	(26,721)
Loss of unconsolidated affiliates	(16)	(4)	(79)	(48)
Net income	12,633	14,069	58,053	52,577
Less: net (income) loss attributable to noncontrolling interest	72	27	(20)	(59)
Net income attributable to PriceSmart, Inc.	$12,705	$14,096	$58,033	$52,518
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.41	$0.46	$1.90	$1.73
Diluted	$0.41	$0.46	$1.90	$1.73
Shares used in per share computations:
Basic	30,271	30,198	30,268	30,192
Diluted	30,275	30,205	30,273	30,202
Dividends per share	$—	$—	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Net income	$12,633	$14,069	$58,053	$52,577
Less: net (income) loss attributable to noncontrolling interest	72	27	(20)	(59)
Net income attributable to PriceSmart, Inc.	$12,705	$14,096	$58,033	$52,518

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(12,874)	(9,697)	(19,981)	(17,972)
Defined benefit pension plan:
Net gain arising during period	22	42	109	129
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	(19)	(19)	(56)	(56)
Total defined benefit pension plan	3	23	53	73
Derivative instruments: (2)
Unrealized losses on change in derivative obligations	(1,471)	(267)	(208)	(337)
Unrealized losses on change in fair value of interest rate swaps	(1,104)	(1,118)	(6,295)	(1,716)
Amounts reclassified from accumulated other comprehensive income (loss) to other expense, net for settlement of derivatives	—	—	2,751	—
Total derivative instruments	(2,575)	(1,385)	(3,752)	(2,053)
Other comprehensive loss	(15,446)	(11,059)	(23,680)	(19,952)
Comprehensive income (loss)	(2,741)	3,037	34,353	32,566
Less: comprehensive income attributable to noncontrolling interest	35	59	90	80
Comprehensive income (loss) attributable to PriceSmart, Inc. to stockholders	$(2,776)	$2,978	$34,263	$32,486

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
									Total
				Tax Benefit	Accumulated				Stockholders'
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at February 28, 2019	31,447	$3	$442,273	$11,486	$(130,109)	$491,031	951	$(41,524)	$773,160	$430	$773,590
Purchase of treasury stock	—	—	—	—	—	—	12	(728)	(728)	—	(728)
Issuance of treasury stock	(63)	—	(5,024)	—	—	—	(63)	5,024	—	—	—
Issuance of restricted stock award	79	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,124	—	—	—	—	—	3,124	—	3,124
Dividend paid to stockholders	—	—	—	—	—	—	—	—	—	—	—
Dividend payable to stockholders	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,096	—	—	14,096	(27)	14,069
Other comprehensive income (loss)	—	—	—	—	(11,059)	—	—	—	(11,059)	59	(11,000)
Balance at May 31, 2019	31,440	$3	$440,373	$11,486	$(141,168)	$505,127	900	$(37,228)	$778,593	$462	$779,055

Balance at February 29, 2020	31,451	$3	$441,372	$11,486	$(152,573)	$549,703	852	$(32,098)	$817,893	$974	$818,867
Purchase of treasury stock	—	—	—	—	—	—	4	(204)	(204)	—	(204)
Issuance of treasury stock	(80)	—	(687)	—	—	—	(80)	687	—	—	—
Issuance of restricted stock award	57	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,718	—	—	—	—	—	3,718	—	3,718
Dividend paid to stockholders	—	—	—	—	—	—	—	—	—	—	—
Dividend payable to stockholders	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	12,705	—	—	12,705	(72)	12,633
Other comprehensive income (loss)	—	—	—	—	(15,446)	—	—	—	(15,446)	35	(15,411)
Balance at May 31, 2020	31,425	$3	$444,403	$11,486	$(168,019)	$562,408	776	$(31,615)	$818,666	$937	$819,603

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
									Total
				Tax Benefit	Accumulated				Stockholders'
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	—	—	—	—	—	51	(3,145)	(3,145)	—	(3,145)
Issuance of treasury stock	(63)	—	(5,024)	—	—	—	(63)	5,024	—	—	—
Issuance of restricted stock award	155	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(25)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,515	—	—	—	—	—	12,515	—	12,515
Dividend paid to stockholders	—	—	—	—	—	(10,673)	—	—	(10,673)	(313)	(10,986)
Dividend payable to stockholders	—	—	—	—	—	(10,672)	—	—	(10,672)	—	(10,672)
Net income	—	—	—	—	—	52,518	—	—	52,518	59	52,577
Other comprehensive income (loss)	—	—	—	—	(19,952)	—	—	—	(19,952)	80	(19,872)
Balance at May 31, 2019	31,440	$3	$440,373	$11,486	$(141,168)	$505,127	900	$(37,228)	$778,593	$462	$779,055

Balance at August 31,2019	31,461	$3	$443,084	$11,486	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	—	26	(1,585)	(1,585)	—	(1,585)
Issuance of treasury stock	(174)	—	(8,657)	—	—	—	(174)	8,657	—	—	—
Issuance of restricted stock award	166	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(28)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,976	—	—	—	—	—	9,976	—	9,976
Dividend paid to stockholders	—	—	—	—	—	(10,710)	—	—	(10,710)	(101)	(10,811)
Dividend payable to stockholders	—	—	—	—	—	(10,719)	—	—	(10,719)	—	(10,719)
Net income	—	—	—	—	—	58,033	—	—	58,033	20	58,053
Other comprehensive income (loss)	—	—	—	—	(23,680)	—	—	—	(23,680)	90	(23,590)
Balance at May 31, 2020	31,425	$3	$444,403	$11,486	$(168,019)	$562,408	776	$(31,615)	$818,666	$937	$819,603

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2020	2019
Operating Activities:
Net income	$58,053	$52,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,867	40,365
Allowance for doubtful accounts	(18)	68
Loss on sale of property and equipment	251	735
Deferred income taxes	(4,079)	(2,737)
Equity in losses of unconsolidated affiliates	79	48
Stock-based compensation	9,976	12,515
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(157)	1,668
Merchandise inventories	62,511	(5,699)
Accounts payable	2,647	13,412
Net cash provided by operating activities	174,130	112,952
Investing Activities:
Additions to property and equipment	(89,713)	(86,409)
Purchases of short-term investments	(31,711)	(14,204)
Proceeds from settlements of short-term investments	8,891	29,485
Purchases of long-term investments	(1,489)	—
Proceeds from disposal of property and equipment	44	157
Net cash used in investing activities	(113,978)	(70,971)
Financing Activities:
Proceeds from long-term bank borrowings	57,820	—
Repayment of long-term bank borrowings	(7,542)	(9,509)
Proceeds from short-term bank borrowings	271,014	5,180
Repayment of short-term bank borrowings	(207,368)	(3,028)
Cash dividend payments	(10,811)	(10,986)
Purchase of treasury stock for tax withholding on stock compensation	(1,585)	(3,145)
Other financing activities	(20)	(59)
Net cash provided by (used in) financing activities	101,508	(21,547)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,872)	(3,365)
Net increase in cash, cash equivalents	159,788	17,069
Cash, cash equivalents and restricted cash at beginning of period	106,236	96,914
Cash, cash equivalents and restricted cash at end of period	$266,024	$113,983

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$7,975	$3,628
Dividends declared but not yet paid	10,719	10,672

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31,	May 31,
	2020	2019
Cash and cash equivalents	$261,788	$106,445
Short-term restricted cash	240	4,136
Long-term restricted cash	$3,996	$3,402
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$266,024	$113,983

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2020

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2020, the Company had 45 warehouse clubs in operation in 12 countries and one U.S. territory (seven each in Colombia, Costa Rica, and Panama; five in the Dominican Republic, four each in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). On June 17, 2020, the Company opened its 46th warehouse club and eighth club in Costa Rica, located in the city of Liberia, in the Guanacaste region. The Company also expects to open its third warehouse club in the greater metropolitan area of Bogota, its eighth in Colombia, during its second fiscal quarter of 2021.

PriceSmart continues to invest in technology to increase efficiencies and to enhance the member experience by enabling omni-channel capabilities, including e-commerce online shopping and services. During the third quarter of Fiscal 2020, the Company launched its online order and curbside pickup service, which provides for contactless shopping, called Click & Go™. In June 2020, this service was operational in all 13 PriceSmart markets and substantially all clubs. PriceSmart also operates a legacy business (casillero and marketplace) under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The novel coronavirus (COVID-19) pandemic has severely impacted the economies of the U.S. and the countries where the Company operates. The Company has assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.

Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the consolidated balance sheet as of May 31, 2020 is not comparable, in this respect, with that as of August 31, 2019.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, subsidiaries in which it has a controlling interest, and the Company’s joint ventures for which the Company has determined that it is the primary beneficiary. The Company’s net income excludes income attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the year.

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) and is determined to be the primary beneficiary. If the Company determines that it is not the primary beneficiary of the VIE, then the Company records its investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. Due to the nature of the joint ventures that the Company participates in and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of May 31, 2020 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of May 31, 2020 are listed below:

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement.

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31,	August 31,
	2020	2019
Short-term restricted cash	$240	$54
Long-term restricted cash (1)	3,996	3,529
Total restricted cash	$4,236	$3,583

(1)Long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $56.1 million as of May 31, 2020 and $58.7 million as of August 31, 2019.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $6.2 million and $5.1 million as of May 31, 2020 and August 31, 2019, respectively. In two other countries, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.8 million and $7.8 million and deferred tax assets of $2.8 million and $2.7 million as of May 31, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•Short-term VAT and Income tax receivables, recorded as Prepaid expenses and other current assets: This classification is used for any countries where the Company’s subsidiary has generally demonstrated the ability to recover the VAT or income tax receivable within one year. The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2020	2019
Prepaid expenses and other current assets	$724	$1,639
Other non-current assets	25,235	22,691
Total amount of VAT receivables reported	$25,959	$24,330

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2020	2019
Prepaid expenses and other current assets	$8,084	$9,009
Other non-current assets	20,652	16,381
Total amount of income tax receivables reported	$28,736	$25,390

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

Operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. The Company’s leases generally do not have a readily determinable implicit rate; therefore, the Company uses a collateralized incremental borrowing rate at the commencement date in determining the present value of future payments. The incremental borrowing rate is based on a yield curve derived from publicly traded bond offerings for companies with credit characteristics that approximate the Company's market risk profile. In addition, we adjust the incremental borrowing rate for jurisdictional risk derived from quoted interest rates from financial institutions to reflect the cost of borrowing in the Company’s local markets. The Company’s lease terms may include options to purchase, extend or terminate the lease, which are recognized when it is reasonably certain that the Company will exercise that option. The Company does not combine lease and non-lease components.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales.

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which the Company adopted on September 1, 2019. The Company has elected to apply the temporary practical expedient and not treat changes to certain leases due to the effects of COVID-19 as modifications. The Company has recorded accruals for rent payment deferrals.

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

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the probability that performance metrics will be achieved. If the Company determines that an award is unlikely to vest, any previously recorded expense is then reversed.

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2020, the Company reissued approximately 174,000 treasury shares.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 8 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2020 and August 31, 2019.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials in cost of goods sold, net merchandise sales. The Company also includes in cost of goods sold: net merchandise sales the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs, and, when applicable, costs of shipping to members. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-club demonstrations.

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in-club promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases and therefore are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with operating warehouse clubs and freight forwarding operations. These costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and nine months ended May 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Effect on other comprehensive loss due to foreign currency translation	$(12,874)	$(9,697)	$(19,981)	$(17,972)

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Currency gain (loss)	$(1,529)	$192	$(2,431)	$(1,930)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 848 ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

FASB ASC 715 ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits (Topic 715-20). The standard amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company expects to adopt ASU No. 2018-14 on September 1, 2021, the first quarter of fiscal year 2022. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements Adopted

FASB ASC 815 ASU 2018-16 – Derivatives and Hedging — Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In October 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of United States benchmark interest rates permitted in the application of hedge accounting. The amendments in this ASU allow use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The Company adopted ASU 2018-16 in the first quarter of fiscal year 2020. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 718 ASU 2018-07 - Compensation—Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU apply to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods within those annual periods. The Company adopted ASU 2018-07 in the first quarter of fiscal year 2020. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016-02 using the modified retrospective transition method in the first quarter of fiscal year 2020. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $120.6 million of operating lease right-of-use (“ROU”) assets and $132.1 million of short-term and long-term operating lease liabilities as of September 1, 2019. The difference between the assets and liabilities primarily represents the deferred rent recorded as of August 31, 2019, which was eliminated upon adoption. No cumulative-effect adjustments were recorded to retained earnings, and there was no material impact to the Company’s interim consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows. However, several of the Company’s leases are denominated in a currency that is not the functional currency of the Company’s local subsidiary. The resulting monetary liability is revalued to the functional currency at each balance sheet date, with the resulting gain or loss being recorded in Other income (expense). The monetary lease liability subject to revaluation as of May 31, 2020 was $33.7 million. Due to the mix of foreign currency exchange rate fluctuations during the third quarter of fiscal year 2020, the impact to the interim consolidated statements of income of revaluing this liability was immaterial.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three and nine month periods ended May 31, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 31, 2020 that the Company expects to have a material impact on its consolidated financial statements.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Platinum Points Reward Programs. The Company currently offers Platinum memberships in eleven of its thirteen countries.  The annual fee for a Platinum membership is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

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

	Contract Liabilities
	May 31, 2020	August 31, 2019
Deferred membership income	$23,380	$24,901
Other contract performance liabilities	$4,892	$4,048

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Foods & Sundries	$419,579	$384,902	$1,250,728	$1,174,087
Fresh Foods	228,858	209,452	685,413	630,657
Hardlines	70,374	83,606	261,796	274,596
Softlines	25,597	38,700	115,860	127,158
Other Business	23,960	38,349	105,025	116,244
Net Merchandise Sales	$768,368	$755,009	$2,418,822	$2,322,742

NOTE 4 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards and restricted stock units issued pursuant to the 2013 Equity Incentive Award Plan. The Company does not include performance stock units as participating securities until they vest. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
Net income attributable to PriceSmart, Inc.	$12,705	$14,096	$58,033	$52,518
Less: Allocation of income to unvested stockholders	(188)	(189)	(527)	(414)
Net income attributable to PriceSmart, Inc. per share available for distribution	$12,517	$13,907	$57,506	$52,104
Basic weighted average shares outstanding	30,271	30,198	30,268	30,192
Add dilutive effect of performance stock units (two-class method)	4	7	5	10
Diluted average shares outstanding	30,275	30,205	30,273	30,202
Basic net income per share	$0.41	$0.46	$1.90	$1.73
Diluted net income per share	$0.41	$0.46	$1.90	$1.73

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2020 and 2019 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/6/2020	$0.70	2/15/2020	2/28/2020	N/A	$0.35	8/15/2020	N/A	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	N/A	$0.35	8/15/2019	8/30/2019	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(19,981)	90	(19,891)
Defined benefit pension plans	53	—	53
Derivative instruments (1)	(3,752)	—	(3,752)
Ending balance, May 31, 2020	$(168,019)	$110	$(167,909)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(17,972)	80	(17,892)
Defined benefit pension plans	73	—	73
Derivative Instruments (1)	(2,053)	—	(2,053)
Ending balance, May 31, 2019	$(141,168)	$79	$(141,089)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(19,717)	21	(19,696)
Defined benefit pension plans	(112)	—	(112)
Derivative Instruments (1)	(3,369)	—	(3,369)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	75	—	75
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)

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

	May 31,	August 31,
	2020	2019
Retained earnings not available for distribution	$8,478	$7,843

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020,

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes the case lacks merit and intends to vigorously defend itself against any obligations or liability to the plaintiffs. During the third quarter of fiscal 2020, the Company filed a Motion to Dismiss the Plaintiff’s Consolidated Amended Complaint and the Plaintiff filed an Opposition to the Motion to Dismiss. During the fourth quarter of fiscal 2020, the Company plans to file a Reply to the Opposition. Oral arguments are scheduled for the first quarter of fiscal 2021.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2020 and August 31, 2019, the Company has recorded within other accrued expenses and other current liabilities a total of $3.1 million and $3.2 million, respectively, for various non-income tax related tax contingencies.

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

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.8 million and $7.8 million and deferred tax assets of $2.8 million and $2.7 million as of May 31, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

In January 2017, the Company purchased a distribution center in Medley, Miami-Dade County, Florida. The Company transferred its Miami dry distribution center activities that were previously in the leased facility to the new facility during the third quarter of fiscal year 2017. As of May 31, 2020, all of the vacated space has been subleased (and/or returned to the landlord). As part of the subleases, the Company provided the landlord of the leased facility a letter of credit (“LOC”) for the initial amount of $500,000 which entitled the landlord to draw on the LOC based on a decreasing scale over four years if certain conditions were to occur related to nonpayment by the new tenant. The balance of this LOC decreases at an annual rate of $125,000 starting in August 2018. As of May 31, 2020, the remaining balance of the LOC was $250,000. Although this agreement is considered a guarantee, in measuring the fair value, the Company considers the risk and probability of default by the third-party tenant as not likely nor probable based on the Company’s review of the third-party tenant’s financial position as well as the third party’s considerable capital investment into the leased facility. Therefore, the Company has not recorded a liability for this guarantee.

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2020 and August 31, 2019, the Company had approximately $7.8 million and $14.9 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2020, the Company did not have any pending land purchase option agreements.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of May 31, 2020 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$92	$7,110	$99	$7,209
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	79	3,508	785	4,293
Total		$6,809	$3,638	$171	$10,618	$884	$11,502

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2020	$81,210	$70,886	$472	$9,852	3.6%
August 31, 2019	$69,000	$7,540	$486	$60,974	6.1%

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2020 and August 31, 2019, the Company had approximately $40.0 million of short-term facilities in the U.S. As of May 31, 2020 and August 31, 2019, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

The following table provides the changes in long-term debt for the nine-months ended May 31, 2020:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2019	$25,875	$63,711	$89,586	(1)
Proceeds from long-term debt incurred during the period:
Colombia subsidiary	—	25,000	25,000
Guatemala subsidiary	—	20,820	20,820
Trinidad subsidiary	6,000	6,000	12,000
Regularly scheduled loan payments	(1,539)	(6,003)	(7,542)
Refinances of short-term debt	(11,046)	11,046	—
Reclassifications of long-term debt due in the next 12 months	3,402	(3,402)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	92	(127)	(35)
Balances as of May 31, 2020	$22,784	$117,045	$139,829	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $111.3 million. No cash assets were assigned as collateral for these loans.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)The carrying amount of non-cash assets assigned as collateral for these loans was $166.2 million. No cash assets were assigned as collateral for these loans.

As of May 31, 2020, the Company had approximately $114.3 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2020, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2019, the Company had approximately $83.1 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2021	$22,784
2022	17,900
2023	25,845
2024	8,577
2025	24,983
Thereafter	39,740
Total	$139,829

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

As of May 31, 2020, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2020:

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

For the three and nine months ended May 31, 2020 and 2019, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2020	$1,067	$620	$1,687
Interest expense for the three months ended May 31, 2019	$1,204	$110	$1,314
Interest expense for the nine months ended May 31, 2020	$3,287	$1,477	$4,764
Interest expense for the nine months ended May 31, 2019	$3,606	$380	$3,986

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2020	2019
Union Bank	$34,213	$35,169
Citibank N.A.	50,650	24,225
Scotiabank	16,500	18,375
Total	$101,363	$77,769

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2020			August 31, 2019
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$428	$(132)	$296	$—	$—	$—
Cross-currency interest rate swaps	Other current assets	—	—	—	2,736	(903)	1,833
Interest rate swaps	Other long-term liabilities	(4,005)	933	(3,072)	(2,178)	517	(1,661)
Cross-currency interest rate swaps	Other long-term liabilities	(1,562)	475	(1,087)	(732)	220	(512)
Cross-currency interest rate swaps	Other current liabilities	(30)	9	(21)	—	—	—
Net fair value of derivatives designated as hedging instruments		$(5,169)	$1,285	$(3,884)	$(174)	$(166)	$(340)

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. As of May 31, 2020, the Company did not have any material non-deliverable forward foreign-exchange contracts.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of May 31, 2020, the Company has settled its outstanding call options and does not have any other contracts not designated as hedging instruments.

For the three and nine months ended May 31, 2020, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Income Statement Classification	2020	2019	2020	2019
Other expense, net	$—	$—	$(912)	$—

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2020
Revenue from external customers	$15,852	$452,927	$250,304	$80,848	—	$799,931
Intersegment revenues	230,826	4,791	1,548	787	(237,952)	—
Depreciation, Property and equipment	1,294	7,577	3,810	1,591	—	14,272
Amortization, Intangibles	607	—	—	—	—	607
Operating income (loss)	(1,115)	27,606	13,547	3,487	(19,558)	23,967
Net income (loss) attributable to PriceSmart, Inc.	(3,785)	22,724	10,849	2,403	(19,486)	12,705
Capital expenditures, net	1,446	9,395	2,163	3,508	—	16,512

Nine Months Ended May 31, 2020
Revenue from external customers	$52,039	$1,442,336	$747,004	$277,228	$—	$2,518,607
Intersegment revenues	868,137	12,745	3,627	1,870	(886,379)	—
Depreciation, Property and equipment	3,981	22,027	11,602	5,452	—	43,062
Amortization, Intangibles	1,805	—	—	—	—	1,805
Operating income	3,401	96,972	40,436	13,411	(60,730)	93,490
Net income (loss) attributable to PriceSmart, Inc.	(5,350)	79,815	34,978	9,340	(60,750)	58,033
Long-lived assets (other than deferred tax assets) (3)	83,813	481,942	181,578	143,437	—	890,770
Intangibles, net	10,772	—	—	—	—	10,772
Goodwill	10,695	24,484	10,137	—	—	45,316
Total assets	224,682	727,527	384,168	238,112	—	1,574,489
Capital expenditures, net	5,564	42,766	13,913	28,807	—	91,050

Three Months Ended May 31, 2019
Revenue from external customers	$17,454	$448,118	$228,586	$94,398	$—	$788,556
Intersegment revenues	284,205	3,401	1,032	444	(289,082)	—
Depreciation, Property and equipment	1,312	6,200	3,551	2,132	—	13,195
Amortization, Intangibles	606	—	—	—	—	606
Operating income (loss)	1,139	26,314	10,295	3,294	(19,045)	21,997
Net income (loss) attributable to PriceSmart, Inc.	(1,655)	22,725	9,514	2,528	(19,016)	14,096
Capital expenditures, net	143	13,322	8,010	1,093	—	22,568

Nine Months Ended May 31, 2019
Revenue from external customers	$51,614	$1,372,918	$702,954	$295,132	$—	$2,422,618
Intersegment revenues	924,624	7,620	3,375	1,119	(936,738)	—
Depreciation, Property and equipment	3,958	18,072	10,181	6,356	—	38,567
Amortization, Intangibles	1,798	—	—	—	—	1,798
Operating income	4,565	90,681	37,346	10,327	(59,716)	83,203
Net income (loss) attributable to PriceSmart, Inc.	(3,885)	75,009	32,536	8,632	(59,774)	52,518
Long-lived assets (other than deferred tax assets)	85,638	339,950	157,186	105,384	—	688,158
Intangibles, net	13,182	—	—	—	—	13,182
Goodwill	11,315	24,606	10,237	—	—	46,158
Total assets	152,322	605,399	331,999	172,144	—	1,261,864
Capital expenditures, net	3,759	56,695	24,271	3,831	—	88,556

As of August 31, 2019
Long-lived assets (other than deferred tax assets)	$65,278	$383,665	$165,584	$115,838	$—	$730,365
Intangibles, net	12,576	—	—	—	—	12,576
Goodwill	11,315	24,593	10,193	—	—	46,101
Total assets	161,583	614,579	340,216	180,033	—	1,296,411

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(3)Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the Long-lived assets (other than deferred tax assets) as of May 31, 2020 is not comparable with that as of May 31, 2019 and August 31, 2019.

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

The Company did not elect the following practical expedients:

•A practical expedient that would allow the Company to use hindsight in determining the lease term and to assess impairment of the entity’s right-of use (“ROU”) assets because election of this expedient could make adoption more complex given the requirement to reevaluate the lease term.

•A practical expedient allowing the Company to not separate lease components from nonlease components (e.g., common area maintenance costs) because the Company does not combine lease and nonlease components for any of its real estate leases.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of May 31, 2020, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.

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

The following table is a summary of the Company’s components of total lease costs for the three and nine months of fiscal year 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	May 31,	May 31,
	2020	2020
Operating lease cost	$4,338	$12,831
Short-term lease cost	64	146
Variable lease cost	856	2,983
Sublease income	(258)	(829)
Total lease costs	$5,000	$15,131

The weighted average remaining lease term and weighted average discount rate for operating leases as of May 31, 2020 were as follows:

Operating leases
Weighted average remaining lease term in years	18.3
Weighted average discount rate percentage	6.4%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
	May 31,	May 31,
	2020	2020
Operating cash flows paid for operating leases	$3,653	$11,306

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended May 31,	Locations(1)
2021	$14,914
2022	14,959
2023	14,762
2024	14,454
2025	13,984
Thereafter	171,840
Total future lease payments	244,913
Less imputed interest	(110,229)
Total operating lease liabilities	$134,684	(2)

(1)Operating lease obligations have been reduced by approximately $1.2 million to reflect expected sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)Future minimum lease payments include $0.7 million of lease payment obligations for the prior leased Miami distribution center. For purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term. This sub-lease income was also considered for the purposes of calculating the exit obligation, which was immaterial as of May 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2020 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in the Company’s markets, natural disasters, compliance risks, volatility in currency exchange rates, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, breaches of security or privacy of member or business information, cost increases from product and service providers, interruption of supply chains, COVID-19 related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impact, the impact of government policies and restrictions that have limited access for our members, and shifts in demand away from discretionary or higher priced products to lower priced products, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the United States Securities and Exchange Commission (“SEC”) on October 29, 2019 and our Quarterly Report on Form 10-Q for the three months ended February 29, 2020 filed with the SEC on April 8, 2020. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law.

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2020 and May 31, 2019 and should be read in conjunction with the consolidated financial statements, and the accompanying notes included therein.

Overview

PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia.  We also function as a wholesale supplier to a retailer in the Philippines.  We sell high quality brand name and private label consumer products and provide services such as optical and tires at low prices to individuals and businesses.  Historically, our typical no-frills standard warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, starting in fiscal year 2019, we also began opening smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs are intended to serve markets where the population is likely to support a smaller club or densely populated urban areas where it is challenging to secure sufficient real estate at a reasonable cost for a larger club. We believe this smaller format has the potential to expand our geographic reach in existing markets and provide more convenience for our members.

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

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our members. We continue to explore ways to deliver value, improve efficiency, reduce costs and ensure a flow of high quality, curated merchandise to our warehouse clubs.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging in several of our markets because suitable sites at economically feasible prices are difficult to find. We believe real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases and will likely continue to do so in the future.

Our warehouse clubs currently operate in emerging markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores, convenience stores, traditional wholesale distribution and growing online sales.

The number of warehouse clubs as of May 31, 2020 for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	May 31, 2019	May 31, 2020
Colombia	7	7
Costa Rica	7	7
Panama	6	7
Dominican Republic	4	5
Trinidad	4	4
Guatemala	3	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	42	45

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. We opened our 46th warehouse club in Liberia, Costa Rica, on June 17, 2020. The new Liberia club is a smaller warehouse club located approximately 130 miles from the nearest PriceSmart club and three hours from the capital city of San José. We are also currently constructing and expect to open our third warehouse club in Bogota, Colombia during our second fiscal quarter of 2021.

Due to the uncertainty created from the outbreak of COVID-19 and the unknown potential social and economic impacts in the markets where we operate and any resulting consequences to our results of operations and cash flow, we continue to closely monitor and reevaluate the timing of our future capital investments and warehouse club openings.

We continue to invest in technology to increase efficiencies and to enhance our member experience by enabling omni-channel capabilities, including e-commerce online shopping and services. During the third quarter of Fiscal 2020, we launched online ordering and our Click & Go™ curbside pickup service. In June 2020, we offered this service in all 13 of our markets and in substantially all clubs.

We also operate a legacy business (casillero and marketplace) under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Factors Affecting Our Business

COVID-19 Updates

The COVID-19 pandemic resulted in significant challenges across our 13 markets in the third quarter of fiscal 2020. Many markets imposed limitations, varying by market and in frequency, on access to the Company’s clubs and on the Company’s club operations, including in some cases frequent temporary club closures, a reduction in the number of days during the week and hours per day the Company’s clubs are permitted to be open, restrictions on segments of the population permitted to shop or circulate on particular days, and limits on the number of people permitted to be in the club at the same time. In addition, the governments of some of the countries in which we operate have expressed a preference in favor of imports of essential items over discretionary goods. We have also experienced product mix shifts due to changing consumer habits, as well as sporadic supply-chain challenges, which can impact inventory levels. In response, we have shifted our focus to four main priorities:

Protect the safety and well-being of our employees and our members. We continue to be vigilant in taking the necessary and prudent measures to provide the safest possible environment for our employees and our members. We are closely tracking numerous decrees and government mandates and are following all local guidelines. We have taken preventative measures that include frequent and enhanced cleaning and sanitizing protocols, providing personal protective equipment, installing protective barriers for the cashiers and in other member-facing areas, reducing or eliminating in-club food service, eliminating food sampling, implementing social distancing measures, metering the number of customers in a club at any one time, requiring masks to be worn by members in the club (where legally permitted), taking temperatures of employees at the beginning of shifts, quickly identifying and cooperating with local health officials about confirmed cases, promptly implementing contact tracing protocols and mapping of potentially exposed employees who are then immediately quarantined while continuing to be paid, off-siting employees whose functions could be performed remotely, offering vulnerable employees with underlying health conditions, employees over 60 and pregnant employees paid leave and vigilantly educating our employees about safe practices and enforcing best practices of good hygiene. We have also expanded our efforts to educate family members of employees about safe practices and to provide them with masks and sanitizing materials. We have modified our sick leave policy to make sure that sick people can take paid time off. We have built reserve teams of employees who do not overlap with each other so that they can step in as needed.

Take proactive measures to protect our supply chain. We are working closely with our suppliers to make sure that we have essential items available for our members. This includes increasing the use of our regional and local distribution centers and merchandise vendors to provide additional flexibility and reduce the risk of interruption of the flow of merchandise to our markets. We have also placed limits on the quantity of certain key items that members can purchase such as cleaning supplies, paper products and core shelf-stable groceries. We have also activated distribution systems and routing to ensure optionality in the event of outbreak or restrictions on mobility in certain geographic areas.

Expand technology-enabled shopping. During the third fiscal quarter of 2020, we launched our Click & Go™ program to allow for a contactless way for our members to shop. In June 2020, we offered the Click & Go™ program in all 13 of our markets and substantially all clubs we operate, providing an alternative and convenient way for our members to shop, while reducing physical contact. Our Click & Go™ program enables members to use our e-commerce platform to identify and select merchandise, order and pay online, and then have their orders placed in their cars at their chosen clubs. We continue to work on improving and expanding our online initiatives, in conjunction with optimizing our club operations to allow members to shop safely, quickly and efficiently.

Manage cash and capital resources. Given the uncertainty surrounding the potential impact of the outbreak on our results of operations and cash flows, we are proactively taking steps to secure and preserve available cash. Initially, we suspended most of our capital projects and discretionary spending. As we gained a better understanding of the climate in which we were operating and our resulting performance, we methodically restarted several of our previously postponed investments. We opened our smaller format warehouse club in Liberia, Costa Rica, on June 17, 2020, and we have resumed construction on our third club in the greater metropolitan area of Bogota, the eighth in Colombia, which is expected to open in the second quarter of fiscal 2021. We continue to evaluate when to restart previously announced construction of future warehouse clubs on land that we acquired in Bucaramanga, Colombia and in Jamaica, as well as other capital projects. We also furloughed approximately 80 employees in the United States and implemented temporary salary reductions for employees and executives above a certain income level on a tiered basis increasing from 10% to 30% based on compensation level. Additionally, the Board of Directors waived their cash payment for the calendar quarter ended June 30, 2020. Finally, we have negotiated extended terms with many vendors and have taken advantage of tax deferral arrangements, where available. In the current environment, we believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include any deferred liabilities, funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and other financing requirements. Refer to Item 2 “Management’s Discussion and Analysis - Liquidity and Capital Resources” for additional information.

We expect continued uncertainty in the economies of our 13 markets with respect to the duration and intensity of the COVID–19 pandemic; the length and impact of stay-at-home orders and other restrictions; volatility in employment trends and consumer confidence; volatility in foreign currency exchange rates and commodity prices; and the fiscal austerity measures taken by governments in our markets, which will likely impact our results in the near future.

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market within the 13 markets we serve depending on general economic factors, including GDP growth; consumer spending patterns; foreign currency exchange rates; political policies and employment and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market.

Currency fluctuations can be one of the largest variables affecting our overall sales and profitability because many of our markets are susceptible to foreign currency exchange rate volatility. During the first nine months of fiscal year 2020 and fiscal year 2019, approximately 78% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49% and 52% were comprised of sales of products we purchased in U.S. dollars during the first nine months of fiscal year 2020 and fiscal year 2019, respectively.

Fluctuation of local currency versus the U.S. dollar can increase or decrease the value of sales and membership income that we generate in that country when translated to U.S. dollars for our consolidated financial results. In cases where a local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members. Demographic characteristics within each of our markets can affect both the overall level of sales and future sales growth opportunities. Island countries such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size. Countries with smaller upper and middle class consumer populations, such as Honduras, El Salvador, Jamaica and Nicaragua, offer growth potential but may have a more limited market opportunity for sales growth as compared to more developed countries with larger or growing upper and middle class consumer populations.

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

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This can impede our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, or otherwise redeploy in our Company, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar.  We continued to experience illiquidity in Trinidad during fiscal year 2020. However, as of May 31, 2020, our Trinidad subsidiary was current on its U.S. dollar payables for imported merchandise. We are working with our banks in Trinidad to source tradeable currencies, but until more U.S. dollars become available, this illiquidity condition is likely to continue. As of May 31, 2020, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $72.3 million, an increase of $47.4 million from August 31, 2019 when these same balances were approximately $24.9 million. Illiquidity of the Trinidad dollar could signify that it is overvalued, and the Trinidad government could decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $14.5 million, with a corresponding decrease in our Stockholders’ Equity recorded in the Accumulated other comprehensive loss caption of our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments illiquidity situation described above, as of May 31, 2020, we had a U.S. dollar denominated net monetary asset position of approximately $11.2 million in Trinidad that would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net of revaluing these U.S. dollar net monetary assets would be an approximate $2.2 million gain.

We are carefully monitoring the situation, which may require us to limit future shipments from the U.S. to Trinidad in line with our ability to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation.

Mission and Business Strategy

Our mission is to improve the quality of life for members, their businesses and the communities in which they live and work, while treating our employees well and being supportive of our suppliers. To do this, we make available a wide range of high quality, curated merchandise sourced from around the world at good value. The annual membership fee enables us to operate our business with lower margins than traditional retail stores.  Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to satisfy our members’ shopping expectations, create additional efficiencies in the supply chain and increase our significance in our members’ lives. We strive to establish a relationship with our members that enhances their lives with quality goods and services and offers a shopping experience that blends the excitement and appeal of our brick and mortar business with the convenience of online shopping and services.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable club net merchandise sales, membership income and total revenues. However, our investments are intended to increase the value our membership provides to our member. Our investments are geared toward creating greater efficiency, to enable lower prices, better services, enhanced convenience and exciting experiences for our members, which we believe will support sustained growth for the Company. These investments can impact near-term results, such as when we invest in technology and talent that are expected to yield long-term benefits or when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income. When we open a new warehouse club in an existing market, which may reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs, we do so to enhance the member experience, grow membership and support long-term sales growth and profitability.

Financial highlights for the three months ended May 31, 2020 included:

•Total revenues increased 1.4% over the comparable prior year period.

•Net merchandise sales increased 1.8% over the comparable prior year period. We ended the quarter with 45 warehouse clubs compared to 42 warehouse clubs at the end of the third quarter of fiscal year 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.5% versus the same three-month period in the prior year.

•Comparable net merchandise sales (that is, sales in the 41 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended May 31, 2020 decreased 3.6%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.5%.

•Membership income increased 3.0% to $13.5 million over the comparable prior-year period primarily driven by new member sign-ups for the four club openings in Panama, Dominican Republic, and Guatemala in calendar year 2020.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 1.9% over the comparable prior year period and total gross margins as a percent of net merchandise club sales were 13.9%, remaining flat over the prior year.

•Operating income was $24.0 million, an increase of 9.0%, or $2.0 million, compared to the third quarter of fiscal year 2019.

•We recorded a $1.5 million net currency loss from currency transactions in the current quarter compared to a $192,000 net gain in the same period last year.

•The effective tax rate for the third quarter of fiscal year 2020 was 38.0%, as compared to the effective tax rate for the third quarter of fiscal year 2019 of 34.7%.

•Net income attributable to PriceSmart, Inc. for the third quarter of fiscal year 2020 was $12.7 million, or $0.41 per diluted share, compared to $14.1 million, or $0.46 per diluted share, in the comparable prior year period.

Financial highlights for the nine months ended May 31, 2020 included:

•Total revenues increased 4.0% over the comparable prior year period.

•Net merchandise sales increased 4.1% over the comparable prior year period. We ended the quarter with 45 warehouse clubs compared to 42 warehouse clubs at the end of the third quarter of fiscal year 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 1.5%.

•Comparable net merchandise sales (that is, sales in the 41 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 39 weeks ended May 31, 2020 decreased 0.7%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.4%.

•Membership income increased 6.8% to $41.4 million membership over the comparable prior-year period primarily driven by new member sign-ups for the four club openings in Panama, Dominican Republic, and Guatemala in calendar year 2020.

•Total gross margin (net merchandise sales less associated cost of goods sold) increased 7.7% over the comparable prior year period and total gross margins as a percent of net merchandise club sales were 14.5%, an increase of 50 basis points (0.5%) versus the same period last year.

•Operating income was $93.5 million, an increase of 12.4%, or $10.3 million, compared to the first nine months of fiscal year 2019.

•We recorded a $2.4 million net currency loss from currency transactions in the current nine-month period compared to a $1.9 million net loss in the same period last year.

•The effective tax rate for the first nine months of fiscal year 2020 was 33.9%, as compared to the effective tax rate for the first nine months of fiscal year 2019 of 33.7%.

•Net income attributable to PriceSmart, Inc. for the first nine months of fiscal year 2020 was $58.0 million, or $1.90 per diluted share, compared to $52.5 million, or $1.73 per diluted share, in the comparable prior year period.

COMPARISON OF THE three and nine months ended May 31, 2020 and 2019

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2020 with the three-month and nine-month periods ended on May 31, 2019 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine-months ended May 31, 2020 and 2019.

	Three Months Ended
	May 31, 2020				May 31, 2019
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$442,804	57.6%	$5,202	1.2%	$437,602	58.0%
Caribbean	246,461	32.1	21,555	9.6	224,906	29.8
Colombia	79,103	10.3	(13,398)	(14.5)	92,501	12.2
Net merchandise sales	$768,368	100.0%	$13,359	1.8%	$755,009	100.0%

	Nine Months Ended
	May 31, 2020				May 31, 2019
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,412,007	58.4%	$70,860	5.3%	$1,341,147	57.7%
Caribbean	735,299	30.4	43,170	6.2	692,129	29.8
Colombia	271,516	11.2	(17,950)	(6.2)	289,466	12.5
Net merchandise sales	$2,418,822	100.0%	$96,080	4.1%	$2,322,742	100.0%

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

Overall, total net merchandise sales grew 1.8% for the third quarter and 4.1% for the nine-month period ended May 31, 2020, respectively, when compared to the same periods last year. The third quarter increase resulted from a 21.7% increase in average ticket and a 16.4% decrease in transactions. For the nine-month period, the increase resulted from a 6.4% increase in average ticket and a 2.1% decrease in transactions. Transactions represent the number of visits our members make to our warehouse clubs and average ticket represents the amount our members spend on each visit.

During the third quarter and the nine-month period, net merchandise sales were positively impacted by increases in average ticket, which were offset by decreases in transactions due to capacity restrictions and other government restrictions as a result of the COVID-19 pandemic. In the third quarter, governments in our markets imposed restrictions of varying degrees on nearly all businesses, including essential businesses such as ours.  These governments have mandated various protocols resulting in limitations on the number of people in our clubs, reduced hours of operation, restrictions on or closure of dining and other services areas, and, in some cases, closure of our clubs intermittently or on certain days of the week. These, in combination with consumer trepidation about the spread of COVID-19 and government restrictions limiting times when consumers can leave their homes, have caused reduced traffic in our clubs and led to the significant decline in transactions for the third quarter and nine-month period ended May 31, 2020.

Net merchandise sales in our Central America segment increased 1.2% and 5.3% for the third quarter and the nine-months ended May 31, 2020, respectively, when compared to the same periods last year. These increases had a 70 basis point (0.7%) and 310 basis point (3.1%) positive impact on total net merchandise sales growth, respectively. All markets within this segment, with the exception of Honduras, showed increased net merchandise sales year-on-year. We added two new clubs to the segment when compared to the period ended May 31, 2019. In Panama, we opened our seventh club in October 2019 and in Guatemala, we opened our fourth club in November 2019.

Net merchandise sales in our Caribbean segment grew 9.6% and 6.2% for the third quarter and the nine-months ended May 31, 2020, respectively, when compared to the same periods last year. These increases had a 290 basis point (2.9%) and 190 basis point (1.9%) positive impact on total net merchandise sales growth, respectively. Our Dominican Republic, Trinidad, and Jamaica markets led the way in this segment with 21.4%, 16.4%, and 11.8% growth for the third quarter ended May 31, 2020, and 17.9%, 6.8%, and 11.5% growth for the nine-months ended May 31, 2020, respectively. In the Dominican Republic, we opened our fifth club in June 2019, while in Jamaica and Trinidad, strong comparable sales growth was the primary driver of growth for the third quarter and the nine-months ended May 31, 2020.

Net merchandise sales in our Colombia segment decreased 14.5% and 6.2% for the third quarter and the nine-months ended May 31, 2020, respectively, when compared to the same period last year. These decreases had a 180 basis point (1.8%) and 90 basis point (0.9%) negative impact on total net merchandise sales growth, respectively. The declines for the third quarter and the nine-months ended May 31, 2020, are primarily due to significant unfavorable foreign currency devaluation during the current period and government restrictions in response to the coronavirus outbreak.

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period's currency exchange rates and the comparable prior year period's currency exchange rates. The disclosure of currency exchange rate fluctuations permits investors to better understand our underlying performance without the effects of currency exchange rate fluctuations.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and nine-month periods ended May 31, 2020.

	Currency exchange rate fluctuations for the
	three months ended
	May 31, 2020
	Amount	% change
Central America	$5,556	1.2%
Caribbean	(7,616)	(3.4)
Colombia	(17,260)	(18.7)
Net merchandise sales	$(19,320)	(2.5)%

	Currency exchange rate fluctuations for the
	nine months ended
	May 31, 2020
	Amount	% change
Central America	$15,549	1.1%
Caribbean	(17,426)	(2.5)
Colombia	(32,504)	(11.2)
Net merchandise sales	$(34,381)	(1.5)%

Overall, the effects of currency fluctuations within our markets had an approximately $19.3 million and $34.4 million, or 250 basis point (2.5%) and 150 basis point (1.5%), negative impact on net merchandise sales for the quarter and nine-months ended May 31, 2020, respectively.

Currency fluctuations had a $5.6 million and $15.6 million, or 120 basis point (1.2%) and 110 basis point (1.1%), positive impact on net merchandise sales in our Central America segment for the quarter and nine months ended May 31, 2020, respectively. The currency fluctuations contributed approximately 70 basis points (0.7%) and 60 basis points (0.6%) of the total positive impact on total net merchandise sales, respectively. The Costa Rica Colón appreciated significantly against the dollar as compared to the same three and nine-month period a year ago and was a significant factor in the contribution to the favorably of currency exchange rate fluctuations in this segment.

Currency devaluations had a $7.6 million and $17.4 million, or 340 basis point (3.4%) and 250 basis point (2.5%) negative impact on reported net merchandise sales in our Caribbean segment for the quarter and nine months ended May 31, 2020, respectively. The currency devaluations contributed approximately 100 basis points (1.0%) and 80 basis points (0.8%) of the total negative impact on total net merchandise sales for the quarter and nine months ended May 31, 2020, respectively. Our Jamaica and Dominican Republic markets both experienced currency devaluation when compared to the same periods last year.

Currency devaluations had a $17.3 million and $32.5 million, or 1,870 basis point (18.7%) and 1,120 basis point (11.2%), negative impact on net merchandise sales in our Colombia segment for the quarter and nine-months ended May 31, 2020, respectively. The currency devaluations contributed approximately 220 basis points (2.2%) and 130 basis points (1.3%) of the total negative impact on total net merchandise sales, respectively.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to our four warehouse clubs opened during calendar year 2019 will not be used in the calculation of comparable sales until they have been open for at least the 13 ½ months. Therefore, comparable net merchandise sales include only 41 warehouse clubs for the thirteen and thirty-nine week periods ended May 31, 2020.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen week and thirty-nine week periods ended May 31, 2020 and June 2, 2019.

	Thirteen Weeks Ended
	May 31, 2020	June 2, 2019
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(6.4)%	(1.8)%
Caribbean	6.4	2.9
Colombia	(14.8)	(4.5)
Consolidated comparable net merchandise sales	(3.6)%	(0.8)%

	Thirty-Nine Weeks Ended
	May 31, 2020	June 2, 2019
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(1.4)%	(2.9)%
Caribbean	3.2	1.4
Colombia	(6.6)	0.6
Consolidated comparable net merchandise sales	(0.7)%	(1.3)%

Comparison of Thirteen and Thirty-Nine Week Periods Ended May 31, 2020 and June 2, 2019

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen week period ended May 31, 2020 decreased 3.6%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine week period ended on May 31, 2020 decreased 0.7%.

Comparable net merchandise sales in our Central America segment decreased 6.4% and 1.4% for the thirteen week and thirty-nine week periods ended May 31, 2020. These decreases contributed approximately 370 basis points (3.7%) and 80 basis points (0.8%) of the decrease in total comparable merchandise sales, respectively.

For the thirteen weeks ended May 31, 2020, decreases in comparable net merchandise sales in Guatemala, Honduras and Panama contributed approximately 540 basis points (5.4%) of the decrease, which was partially offset by a 170 basis point (1.7%) increase in Costa Rica, El Salvador, and Nicaragua. The decreases in Guatemala, Honduras, and Panama are primarily related to periodic club closures and other government-mandated restrictions in response to the coronavirus outbreak, which also include travel restrictions, “shelter in place” advisories, curfews, and social distancing measures. Many of these government policies and restrictions in response to the coronavirus outbreak have resulted in limiting access for our members and impacted our club operations. These include temporary club closures, limits on the number of days during the week and hours per day our clubs can be open, restrictions on segments of the population permitted to shop on particular days, and limits on the number of people that can be in a club. We believe comparable net merchandise sales in the segment were also adversely affected by transfers of sales from existing clubs included in the calculation of comparable net merchandise sales to newly opened clubs not included in the calculation, with two in Panama and one in Guatemala. These decreases were partially offset by significant foreign currency appreciation within our Costa Rica market as well as strong performance in our El Salvador and Nicaragua markets.

For the thirty-nine week period ended May 31, 2020, comparable net merchandise sales experienced a decline of 11.6% in Panama, 5.6% in Guatemala, and 4.0% in Honduras. These declines contributed approximately 250 basis points (2.5%) of the decrease, primarily due to coronavirus restrictions and transfers of sales from existing to newly opened clubs. These declines were offset by a 170 basis point (1.7%) increase in Costa Rica, El Salvador, and Nicaragua due to foreign currency appreciation in Costa Rica and strong performance in El Salvador and Nicaragua.

Comparable net merchandise sales in our Caribbean segment increased 6.4% for the thirteen week period ended May 31, 2020. This increase contributed approximately 190 basis points (1.9%) of positive impact on total comparable net merchandise sales. For the thirty-nine week period ended May 31, 2020, comparable net merchandise sales in our Caribbean segment increased 3.2%, which contributed approximately 90 basis points (0.9%) of positive impact on total comparable net merchandise sales.

For the thirteen and thirty-nine week periods ended May 31, 2020, all markets in our Caribbean segment, with the exception of the U.S. Virgin Islands, Aruba and Barbados, showed strong growth compared to the same period in the prior year. Strong performance in our Trinidad market resulted in 17.0% and 6.6% growth in comparable net merchandise sales and investments we made in our Jamaica market resulted in 12.3% and 11.2% growth in comparable net merchandise sales for the thirteen and thirty-nine week periods ended May 31, 2020. In our U.S. Virgin Islands market, comparable net merchandise sales declined when compared to the same period in the prior year. Hurricanes Irma and Maria had a severe impact on the infrastructure of the islands in the fall of calendar year 2017. From that time until the end the first quarter of fiscal year 2020, the Company benefitted from the difficulty other retailers had in becoming fully operational, but those same retailers have rebuilt, contributing to increased competition in that market.

Comparable net merchandise sales in our Colombia segment decreased 14.8% and 6.6% for the thirteen and thirty-nine week periods ended May 31, 2020. These decreases contributed approximately 180 basis points (1.8%) and 80 basis points (0.8%) of negative impact on total comparable sales for the respective period. These declines were largely due to the devaluation of the Colombian peso relative to the U.S. dollar and government restrictions imposed in response to the coronavirus outbreak.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the thirteen and thirty-nine week periods ended May 31, 2020.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	May 31, 2020
	Amount	% change
Central America	$5,096	1.2%
Caribbean	(6,905)	(3.1)
Colombia	(16,630)	(18.3)
Consolidated comparable net merchandise sales	$(18,439)	(2.5)%

	Currency Exchange Rate Fluctuations for the
	Thirty-Nine Weeks Ended
	May 31, 2020
	Amount	% change
Central America	$15,061	1.1%
Caribbean	(16,224)	(2.4)
Colombia	(31,866)	(11.0)
Consolidated comparable net merchandise sales	$(33,029)	(1.4)%

Overall, the mix of currency fluctuations within our markets had an approximate $18.4 million and $33.0 million, or 250 basis points (2.5%) and 140 basis points (1.4%), of negative impact on comparable net merchandise sales for the thirteen and thirty-nine week periods ended May 31, 2020.

Currency fluctuations within our Central America segment accounted for approximately 70 basis points (0.7%) and 60 basis points (0.6%) of positive impact in total comparable net merchandise sales for the thirteen and thirty-nine week periods. This is primarily the result of significant appreciation in the Costa Rica Colón against the U.S. dollar during the current periods compared to the same periods a year ago.

Currency devaluations within our Caribbean segment accounted for approximately 90 basis points (0.9%) and 70 basis points (0.7%) of negative impact on total comparable net merchandise sales for the thirteen and thirty-nine week periods, respectively. The Dominican Republic peso and Jamaican dollar devalued against the U.S. dollar when compared to the same periods last year.

Currency devaluations within our Colombia segment accounted for approximately 230 basis points (2.3%) and 130 basis points (1.3%) of negative impact in total comparable net merchandise sales for the thirteen and thirty-nine week periods ended May 31, 2020. This reflects the devaluation of the Colombian peso against the U.S. dollar when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership. The table below represents the change in membership income by segment and as a percentage of net merchandise club sales of each segment:

	Three Months Ended
	May 31,				May 31,
	2020				2019
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,194	$286	3.6%	1.9%	$7,908
Membership income - Caribbean	3,730	255	7.3	1.5	3,475
Membership income - Colombia	1,601	(148)	(8.5)	2.0	1,749
Membership income - Total	$13,525	$393	3.0%	1.8%	$13,132

	Nine Months Ended
	May 31,				May 31,
	2020				2019
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$24,938	$1,657	7.1%	1.8%	$23,281
Membership income - Caribbean	11,176	941	9.2	1.5	10,235
Membership income - Colombia	5,250	49	0.9	1.9	5,201
Membership income - Total	$41,364	$2,647	6.8%	1.7%	$38,717

Number of accounts - Central America	840,240	(11,773)	(1.4)%		852,013
Number of accounts - Caribbean	428,822	4,835	1.1		423,987
Number of accounts - Colombia	313,629	(28,387)	(8.3)		342,016
Number of accounts - Total	1,582,691	(35,325)	(2.2)%		1,618,016

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

The number of member accounts during the first nine months of fiscal year 2020 was 2.2% lower than the prior year period. Membership income increased 3.0% and 6.8% over the three and nine-month periods ended May 31, 2020, respectively, compared to the prior-year periods.

The growth in membership income during fiscal year 2020 in our Central America segment is primarily the result of the opening of three new warehouse clubs – Santiago de Veraguas and Metropark in Panama and San Cristobal in Guatemala. The launch of Platinum membership in two Central American markets in calendar year 2019 also contributed to the increase in membership income for the quarter and nine-month period.

In our Caribbean market, membership income growth was primarily attributable to the opening of the new Bolivar warehouse club in the Dominican Republic in June 2019. The launch of Platinum membership in three Caribbean markets in calendar year 2019 also contributed to the increase in membership income for the quarter and nine-month period.

In Colombia, we increased the Diamond membership fee from 75,000 (COP) to 90,000 (COP) (including VAT) beginning in April 2019, providing a converted membership price of approximately $24, which has contributed to the increase in membership income for the nine months ended May 31, 2020 compared to the same prior year period. Membership income in

Colombia declined in the third quarter due to the decline in total Colombia membership accounts for the second consecutive quarter.

We began offering our Platinum membership program in Colombia in June 2020 and we intend to expand our Platinum membership program to additional markets. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership program provides members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction.

Our trailing twelve-month renewal rate was 82.5% and 85.0% for the periods ended May 31, 2020 and May 31, 2019, respectively. We believe the renewal rate decline is driven by the overall decrease in membership accounts of 2.2% over the same period because of a significant decline of in-club traffic in some of our markets due to governmental COVID-19 movement restrictions on their respective general populaces. Historically, membership renewals have primarily been transacted in the club at the time of purchase of merchandise or services when a membership has expired. Since COVID-19 and the notable increase of online traffic due to our new online catalogue and Click & Go™ services, sign-ups and renewals completed online have been increasing.

Other Revenue

Other revenue consists primarily of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations; miscellaneous income comprised primarily of revenue from an interest generating portfolio (“IGP”) from our co-branded credit cards; and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2020			May 31, 2019
	Amount	Decrease from prior year	% Change	Amount
Non-merchandise revenue	$7,221	$(1,670)	(18.8)%	$8,891
Miscellaneous income	1,861	(540)	(22.5)	2,401
Rental income	635	(207)	(24.6)	842
Other revenue	$9,717	$(2,417)	(19.9)%	$12,134

	Nine Months Ended
	May 31, 2020			May 31, 2019
	Amount	Decrease from prior year	% Change	Amount
Non-merchandise revenue	$26,167	$(1,743)	(6.2)%	$27,910
Miscellaneous income	5,089	(2,376)	(31.8)	7,465
Rental income	2,136	(334)	(13.5)	2,470
Other revenue	$33,392	$(4,453)	(11.8)%	$37,845

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

Non-merchandise revenue and rental income for the three-months ended May 31, 2020 decreased primarily from the effects of COVID-19. Non-merchandise revenue decreased because of a decline in customer orders in our casillero and marketplace businesses as consumer purchasing behavior shifted away from discretionary spending to stockpiling and consumption of essential goods. Rental income decreased due to concessions granted to our lessees. Miscellaneous income decreased because of a one-time $666,000 reimbursement from a credit card vendor for underpayment of income earned on our co-branded credit card interest-generating portfolio during the three-months ended May 31, 2019. Non-merchandise revenue and rental income for the nine-months ended May 31, 2020 decreased primarily because of the activity in the third quarter of 2020 as explained above. Miscellaneous income declined primarily from a prior year $2.9 million reimbursement we received during the nine-months ended May 31, 2019 from the underpayment of income earned on our co-branded credit card interest-generating portfolio over several years.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2020	May 31, 2019	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$768,368	$755,009	$13,359
Total gross margin	$107,110	$105,115	$1,995
Total gross margin percentage	13.9%	13.9%	-%

Revenues
Total revenues	$799,931	$788,556	$11,375
Percentage change from prior period			1.4%

Comparable net merchandise sales
Total comparable net merchandise sales decrease	(3.6)%	(0.8)%	(2.8)%

Total revenue margin
Total revenue margin	$127,175	$126,669	$506
Total revenue margin percentage	15.9%	16.1%	(0.2)%

Selling, general and administrative
Selling, general and administrative	$103,208	$104,672	$(1,464)
Selling, general and administrative percentage of total revenues	12.9%	13.3%	(0.4)%

	Three Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2020	Total Revenue	2019	Total Revenue
Operating income- by segment
Central America	$27,606	3.4%	$26,314	3.4%
Caribbean	13,547	1.7	10,295	1.3
Colombia	3,487	0.4	3,294	0.4
United States	(1,115)	(0.1)	1,139	0.1
Reconciling Items (1)	(19,558)	(2.4)	(19,045)	(2.4)
Operating income - Total	$23,967	3.0%	$21,997	2.8%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2020	May 31, 2019	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,418,822	$2,322,742	$96,080
Total gross margin	$351,406	$326,147	$25,259
Total gross margin percentage	14.5%	14.0%	0.5%

Revenues
Total revenues	$2,518,607	$2,422,618	$95,989
Percentage change from comparable period			4.0%

Comparable net merchandise sales
Total comparable net merchandise sales decrease	(0.7)%	(1.3)%	0.6%

Total revenue margin
Total revenue margin	$414,731	$390,693	$24,038
Total revenue margin percentage	16.5%	16.1%	0.4%

Selling, general and administrative
Selling, general and administrative	$321,241	$307,490	$13,751
Selling, general and administrative percentage of total revenues	12.8%	12.7%	0.1%

	Nine Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2020	Total Revenue	2019	Total Revenue
Operating income- by segment
Central America	$96,972	3.9%	$90,681	3.7%
Caribbean	40,436	1.6	37,346	1.5
Colombia	13,411	0.5	10,327	0.4
United States	3,401	0.1	4,565	0.2
Reconciling Items (1)	(60,730)	(2.4)	(59,716)	(2.5)
Operating income - Total	$93,490	3.7%	$83,203	3.4%

Warehouse clubs
Warehouse clubs at period end	45	42	3
Warehouse club sales square feet at period end	2,232	2,123	109

(1)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	May 31,	% of	May 31,	% of
	2020	Total Revenue	2019	Total Revenue
Warehouse club and other operations	$78,431	9.8%	$78,231	9.9%
General and administrative	24,408	3.1	24,532	3.1
Pre-opening expenses	257	—	1,647	0.3
Loss on disposal of assets	112	—	262	—
Total Selling, General and Administrative	$103,208	12.9%	$104,672	13.3%

	Nine Months Ended
	May 31,	% of	May 31,	% of
	2020	Total Revenue	2019	Total Revenue
Warehouse club and other operations	$241,826	9.6%	$228,161	9.4%
General and administrative	77,910	3.1	76,835	3.2
Pre-opening expenses	1,254	0.1	1,759	0.1
Loss on disposal of assets	251	—	735	—
Total Selling, general and administrative	$321,241	12.8%	$307,490	12.7%

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the third quarter of fiscal year 2020 as a percentage of total net merchandise sales was 13.9%, the same as the third quarter of fiscal year 2019.

For the nine-month period, consolidated total gross margin as a percentage of total net merchandise sales was 14.5%, 50 basis points (0.5%) higher than the comparable period of fiscal year 2019. This improvement is attributable to more focused merchandising strategies and inventory management. Net merchandise margins increased across all segments with the Central America segment contributing 30 basis points (0.3%) the Caribbean segment contributing 10 basis points (0.1%), and the Colombia segment contributing 10 basis points (0.1%) to the overall increase.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin decreased 20 basis points (0.2%) for the three-month period presented, which is the result of the lower revenue margins from our casillero and marketplace business in the quarter of 10 basis points (0.1%). The other 10 basis point (0.1%) shortfall was the result of the non-recurring reimbursement payment from one of our credit card vendors in the prior year. Total revenue margin increased 40 basis points (0.4%) for the nine-month period. Total revenue margin during the nine-months ended May 31, 2020 increased by 50 basis points (0.5%) primarily due to improved total gross margins. These total revenue margin improvements were offset by the non-recurring reimbursement payment from one of our credit card vendors in the prior year, which resulted in a 10 basis point (0.1%) decline in total revenue margins.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss/(gain) on disposal of assets. In total, selling, general and administrative expenses decreased $1.5 million to 12.9% of total revenues compared to 13.3% of total revenues in the third quarter of fiscal year 2019.

Warehouse club and other operations expenses decreased to 9.8% of total revenues compared to 9.9% for the third quarter of fiscal year 2019. This decrease of 10 basis points (0.1%) was primarily attributable to savings in salaries and utilities because of reduced hours at our warehouse clubs resulting from COVID 19-related restrictions and cost-saving initiatives in our Aeropost subsidiary.

General and administrative expenses remained flat at 3.1% of total revenues for the third quarter of fiscal year 2020 due to employee furloughs and reduced compensation in our U.S. corporate headquarters and distribution centers.

Pre-opening expenses declined 30 basis points (0.3%) in the third quarter ended May 31, 2020 compared to the same prior year period. This is due to club openings occurring in the prior-year period.

Selling, general and administrative expenses increased to 12.8% of total revenues for the nine-month period ended May 31, 2020, compared to 12.7% of total revenues in the same prior year period.

Warehouse club and other operations expenses increased to 9.6% of total revenues compared to 9.4% for the nine-month period ended fiscal year 2019. The increase is due to operating an additional four warehouse clubs compared to the prior year period. These four new clubs have not reached sales maturity as of May 31, 2020, thus increasing operational expenses by 20 basis points (0.2%) as a percentage of total revenues.

General and administrative expenses decreased to 3.1% of total revenues compared to 3.2% of total revenues for the nine-months ended May 31, 2020 when compared to the same prior year period. In the prior nine-months ended May 31, 2019, two non-recurring transactions increased general and administrative expenses. First, was the $3.8 million, or a 20 basis points (0.2%) decrease, recorded in the first quarter of fiscal year 2019 for separation and other related termination benefits for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors. These costs, net of tax, negatively impacted earnings per share for the nine months ended May 31, 2019, by $0.13 per share. An additional decrease of approximately $2.3 million, or 10 basis points (0.10%), was due to the expiration of the amortization of post-combination compensation expense related to the Aeropost business we acquired in March 2018. These decreases were offset by net increases of $8.8 million, or 40 basis points (0.4%), in general and administrative expenses primarily due to additions to headcount to support technology development and implementation and other administrative functions made during the nine-month period ended May 31, 2020.

For the nine-months ended May 31, 2020, pre-opening expenses remained flat, as a percentage of total revenue, compared to the prior-year period.

Operating income in the third quarter of fiscal year 2020 increased to $24.0 million (3.0% of total revenue) compared to $22.0 million (2.8% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars from net merchandise sales, and lower selling, general and administrative expenses over the comparable prior-year period principally because of the decrease in pre-opening expenses as we had temporarily halted some our previously announced warehouse club projects. These were the primary factors for the overall 20 basis point (0.2%), as percentage of total revenue, increase in operating income.

Operating income for the nine months ended May 31, 2020 increased to $93.5 million (3.7% of total revenue) compared to $83.2 million (3.4% of total revenue) for the same period last year. Higher total gross margins as a percent of total revenue and margin dollars were partially offset by incrementally higher general and administrative expenses and were the primary factors for the overall 30 basis point (0.3%) increase in operating income.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	May 31,		May 31,
	2020		2019
	Amount	Increase	Amount
Interest expense on loans	$2,220	$813	$1,407
Interest expense related to hedging activity	620	510	110
Less: Capitalized interest	(276)	326	(602)
Net interest expense	$2,564	$1,649	$915

	Nine Months Ended
	May 31,		May 31,
	2020		2019
	Amount	Increase	Amount
Interest expense on loans	$5,265	$1,056	$4,209
Interest expense related to hedging activity	1,477	1,097	380
Less: Capitalized interest	(1,626)	14	(1,640)
Net interest expense	$5,116	$2,167	$2,949

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

Net interest expense increased for the three and nine-month periods ended May 31, 2020 primarily due to higher average long-term loan balances to fund our capital projects and recent drawdowns on short-term lines of credit as part of our COVID-19 related efforts to secure cash. Interest expense related to hedging activity increased due to an increase in hedging activity as we seek to mitigate our exposure to interest rate risk on our recently executed loan agreements to finance our anticipated warehouse club openings in fiscal year 2021. A decrease in capitalized interest for the three and nine-month periods ended May 31, 2020 is mainly attributable to a temporary halt of some of our construction projects as part of our efforts to preserve our cash on hand.

Other income (expense), net

Other income (expense), net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the one time settlement of a business combination escrow account.

	Three Months Ended
	May 31,			May 31,
	2020			2019
	Amount	Decrease from prior year	% Change	Amount
Other income (expense), net	$(1,564)	$(1,723)	(1,083.6)%	$159

	Nine Months Ended
	May 31,			May 31,
	2020			2019
	Amount	Increase from prior year	% Change	Amount
Other expense, net	$(1,826)	$206	10.1%	$(2,032)

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

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

For the three and nine months ended May 31, 2020 Other income (expense), net included $1.5 million and $2.4 million of net expense, respectively, associated with foreign currency transactions and the revaluation of monetary assets and liabilities. These gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements.

For the three-month period, the net loss is attributable primarily to losses recorded on the revaluation of our U.S. dollar denominated liabilities in the Dominican Republic as the peso devalued against the U.S. dollar. For the nine months ended May 31, 2020, the primary driver for the net expense was $2.4 million of net expense associated with foreign currency transactions and revaluation of U.S. dollar denominated liabilities in several of our markets. These net expenses were partially offset by a $705,000 gain resulting from the settlement of outstanding claims related to the acquisition of the business that we purchased in March of 2018.

Provision for Income Taxes

	Three Months Ended
	May 31,		May 31,
	2020		2019
	Amount	Increase from prior year	Amount
Provision for income taxes	$7,744	$266	$7,478
Effective tax rate	38.0%		34.7%

	Nine Months Ended
	May 31,		May 31,
	2020		2019
	Amount	Increase from prior year	Amount
Provision for income taxes	$29,849	$3,128	$26,721
Effective tax rate	33.9%		33.7%

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

For the three months ended May 31, 2020, the effective tax rate was 38.0%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable net impact of 6.8% resulting from changes in income tax liabilities for uncertain tax positions;

•The comparably unfavorable impact of 4.4% in the current period from the effect of changes in foreign currency value and related adjustments; and

•A comparably unfavorable net impact of 3.9% in the current period resulting from the loss of benefit of foreign tax credits, which are no longer recoverable as a result of U.S. Tax Reform.

For the nine months ended May 31, 2020, the effective tax rate was 33.9%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable impact of 2.2% resulting from changes in income tax liabilities for uncertain tax positions; and

•A comparably unfavorable net impact of 2.6% in the current period resulting from the loss of benefit of foreign tax credits, which are no longer recoverable as a result of U.S. Tax Reform.

Other Comprehensive Loss

	Three Months Ended
	May 31,			May 31,
	2020			2019
	Amount	Decrease from prior year	% Change	Amount
Other comprehensive loss	$(15,446)	$(4,387)	(39.7)%	$(11,059)

	Nine Months Ended
	May 31,			May 31,
	2020			2019
	Amount	Decrease from prior year	% Change	Amount
Other comprehensive loss	$(23,680)	$(3,728)	(18.7)%	$(19,952)

Comparison of Three and Nine Months Ended May 31, 2020 and 2019

Our other comprehensive loss of approximately $15.4 million for the third quarter of fiscal year 2020 resulted primarily from the comprehensive loss of approximately $12.9 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, with additional losses of approximately $2.6 million related to unrealized losses on changes in our derivative obligations. Other comprehensive loss for nine-months ended May 31, 2020, of approximately $23.7 million was primarily the result of the comprehensive loss of $20.0 million from foreign currency translation adjustments and $3.8 million related to unrealized losses on changes in the fair value of our derivative obligations. The Colombian and Dominican Republic pesos foreign currency exchange rate with the U.S. dollar declined significantly during the nine-months ended May 31, 2020 primarily due to COVID-19 related impacts on the economies of those countries.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. There is some uncertainty surrounding the continuing potential impact of the novel coronavirus outbreak (COVID-19) on our results of operations and cash flows. As a result, we are proactively taking steps to increase cash available on-hand, including, but not limited to, drawing funds on our short-term facilities and delaying some strategic capital expenditures. Refer to the Notes to Consolidated Financial Statements – Note 7 – Debt for additional information regarding our drawdown on our short-term facilities and long-term borrowings. We have and plan to continue cost savings measures in the U.S. and in the markets where we operate to improve our cash availability.

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

	May 31,	August 31,
	2020	2019
Amounts held by foreign subsidiaries	$195,479	$98,964
Amounts held domestically	70,545	7,272
Total cash and cash equivalents, including restricted cash	$266,024	$106,236

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	May 31,	August 31,
	2020	2019
Amounts held by foreign subsidiaries	$40,042	$17,045
Amounts held domestically	—	—
Total short-term investments	$40,042	$17,045

As of May 31, 2020, certificates of deposits with a maturity of over a year held by our foreign subsidiaries and domestically were $1.5 million. There were no certificates of deposits with a maturity of over a year held by our foreign subsidiaries or domestically as of August 31, 2019.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. See Item 2 “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,	Increase/
	2020	2019	(Decrease)
Net cash provided by operating activities	$174,130	$112,952	$61,178
Net cash used in investing activities	(113,978)	(70,971)	(43,007)
Net cash provided by (used in) financing activities	101,508	(21,547)	123,055
Effect of exchange rates	(1,872)	(3,365)	1,493
Net increase in cash and cash equivalents	$159,788	$17,069	$142,719

Net cash provided by operating activities totaled $174.1 million and $113.0 million for the nine months ended May 31, 2020 and 2019, respectively. Our cash flow provided by operations is primarily derived from net merchandise sales and membership fees. Cash flows used in operations generally consist of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $61.2 million increase in net cash provided by operating activities was primarily due to a net increase of $55.6 million in operating assets and liabilities and a net increase of $5.6 million from changes in non-cash reconciling items. The $55.6 million increase in operating assets and liabilities is primarily due to net working capital improvements of $57.5 million, which resulted from a $68.2 million decrease in merchandise inventories and a $10.7 million decrease in accounts payable over the comparable nine-months ended May 31, 2020 and 2019. The decrease in merchandise inventories is primarily the result of lower replenishment of certain items within our non-food categories in response to changes in consumer preferences toward purchases of more essential goods during the initial stages of the COVID-19 crisis. The $5.6 million change in non-cash reconciling items was primarily due to the increase in net income of $5.5 million over the comparable nine-month period ended May 31, 2020 and 2019.

Net cash used in investing activities totaled $114.0 million and $71.0 million for the nine months ended May 31, 2020 and 2019, respectively.  Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs and management of our cash investments. The $43.0 million increase in cash used in investing activities is primarily the result of a net $39.6 million increase in short-term and long-term certificate of deposit purchases and fewer settlements compared to the same nine-month period a year-ago. The increase in purchases and fewer settlements is the result of additional Trinidad dollars we have on-hand and that we have invested into certificates of deposit to generate interest income while we actively work to convert those Trinidad dollars into U.S. dollars as availability allows. Refer to Item 2 “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market. We also had $3.3 million of additional construction expenditures made for our future warehouse club openings versus the same nine-month period a year ago.

Net cash provided by financing activities totaled $101.5 million and net cash used in financing activities was $21.5 million for the nine months ended May 31, 2020 and 2019, respectively. Our cash flows provided by or used in financing activities are used primarily to fund our working capital needs and our warehouse club expansions and investments. The $123.1 million increase in cash provided by financing activities is primarily the result of a net increase of proceeds from long-term borrowings of $59.8 million compared to a year ago and a net $61.5 million increase in cash provided by additional short-term borrowings, compared to the same nine-month period a year-ago. We have increased our short-term borrowings to increase available cash on hand to meet current and any future potential operational cash needs as a result of COVID-19.

The following table summarizes the dividends declared and paid during fiscal year 2020 (amounts are per share).

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the nine months ended May 31, 2020, the Company reissued 174,000 treasury shares.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions as of May 31, 2020 and August 31, 2019.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via regular refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $6.2 million and $5.1 million as of May 31, 2020 and August 31, 2019, respectively. In two other countries, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $9.8 million and $7.8 million and deferred tax assets of $2.8 million and $2.7 million as of May 31, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

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

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived acquired intangible assets are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units and other indefinite-lived acquired intangible assets have generated sufficient returns to recover the cost of goodwill and other indefinite-lived acquired intangible assets. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $45.3 million of certain acquired indefinite-lived intangible assets, the fair value approximated the carrying value; any deterioration in the fair value may result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of May 31, 2020 was $33.7 million. Due to the mix of foreign currency exchange rate fluctuations during the third quarter of fiscal year 2020, the impact to the interim consolidated statements of income and comprehensive income from these monetary liabilities was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of May 31, 2020 (in thousands) including the new lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Losses based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(3,279)	$(902)	$3,675	$(506)
10%	$(6,557)	$(1,803)	$7,350	$(1,010)
20%	$(13,114)	$(3,606)	$14,699	$(2,021)

(1)Amounts are before consideration of income taxes.

Information about the financial impact of foreign currency exchange rate fluctuations for the three and nine-month period ended May 31, 2020 is disclosed in Item 2 “Management’s Discussion and Analysis – Other Expense, net”.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies.  We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. See Item 2 “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Information about the change in the fair value of our hedges and the financial impact thereof for the three and nine-month period ended May 31, 2020 is disclosed in the Notes to Consolidated Financial Statements – Note 8 – Derivative Instruments and Hedging Activities.

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and nine-month period ended May 31, 2020 is disclosed in Item 2 “Management’s Discussion and Analysis – Other Comprehensive Loss”.

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit. During the third quarter of fiscal 2020, the Company filed a Motion to Dismiss the Plaintiff’s Consolidated Amended Complaint and the Plaintiff filed an Opposition to the Motion to Dismiss. During the fourth quarter of fiscal 2020, the Company plans to file a Reply to the Opposition. Oral arguments are scheduled for the first quarter of fiscal 2021.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 and the factors discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2020, the Company repurchased 4,210 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2020. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2020 - March 31, 2020	3,914	$48.17	—	N/A
April 1, 2020 - April 30, 2020	296	$53.70	—	N/A
May 1, 2020 - May 31, 2020	—	$—	—	N/A
Total	4,210	$48.56	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
10.1(5)*	Employment Agreement between the Company and Michael McCleary dated April 1, 2020.
10.2	Promissory Note between PriceSmart clubs (TT) Limited and Citibank, N.A. dated April 17, 2020.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 9, 2020	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	July 9, 2020	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)