Form 10-K
period 2020-08-31
PRICESMART INC
filed 2020-10-30
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,308,770,913 based on the last reported sale price of $55.69 per share on the NASDAQ Global Select Market on February 29, 2020.

As of October 19, 2020, 30,670,643 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 4, 2021 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2020

i

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in the Company’s markets, natural disasters, compliance risks, volatility in currency exchange rates, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, breaches of security or privacy of member or business information, cost increases from product and service providers, interruption of supply chains, COVID-19 related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impact, the impact of government policies and restrictions that have limited access for our members, and shifts in demand away from discretionary or higher priced products to lower priced products, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.” Forward-looking statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

PART I

Item 1. Business

General

PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia. We also function as a wholesale supplier to a retailer in the Philippines. We sell high quality brand name and private label consumer products and provide services such as optical and tires at low prices to individuals and businesses. Historically, our typical warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, starting in fiscal year 2019, we also began opening smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs are intended to serve markets where the population is likely to support a smaller club or densely populated urban areas where it is challenging to secure sufficient real estate at a reasonable cost for a larger club. We believe this smaller format has the potential to expand our geographic reach in existing markets and provide more convenience for our members. We continue to invest in improving the in-club experience for our members, as well as in technology to increase efficiencies and to enhance the member shopping experience with omni-channel capabilities, including e-commerce online shopping. During the third quarter of fiscal 2020, the Company launched its Click & Go™ online order and curbside pickup service that provides contactless shopping in all 13 of our markets. We began adding delivery options to this service in the fourth quarter of fiscal 2020 that were available in six of our 13 markets as of August 31, 2020 and expanded into further markets in early fiscal 2021.

As warehouse club operators, we believe that our business success depends on our ability to be the low-cost, high-quality operators in our markets and, in turn, to offer the best value on attractive products and services in our markets.  We believe that lower prices on products and services drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our members, validating the annual membership investment that our customers make.  In fiscal year 2020, our average net merchandise sales were approximately $1,400 per square foot of sales floor space.

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

The number of warehouse clubs in operation for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	August 31, 2019	August 31, 2020
Costa Rica	7	8
Colombia	7	7
Panama	6	7
Dominican Republic	5	5
Trinidad	4	4
Guatemala	3	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	43	46

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. We opened our 46th warehouse club in Liberia, Costa Rica in June 2020. The new Liberia club is a smaller warehouse club located approximately 130 miles from the nearest PriceSmart club and three hours from the capital city of San José. We are also currently constructing and expect to open our third warehouse club in Bogota, Colombia in December 2020.

We launched our Click & Go™ service in the latter half of fiscal 2020, which including curbside pickup and delivery, providing a safe minimal contact service during the pandemic and beyond. Our e-commerce sales contributed approximately 3.6% of total net merchandise sales for the fiscal fourth quarter ended August 31, 2020. We continue to invest in technology to increase efficiencies, enhance our member experience by enabling omni-channel capabilities, and find new ways to generate value and benefits for our members and the Company. We have also identified opportunities to increase sales and enhance member value because of the interplay between our brick and mortar and online capabilities.

We also operate a legacy business (casillero and marketplace) under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Due to the uncertainty created from the outbreak of COVID-19 and the unknown potential social and economic impacts in the markets where we operate, we closely monitor operating results and cash flows in an effort to ensure optimal timing of future investments and warehouse club openings. For information regarding actions we have taken in response to the COVID-19 pandemic, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting the Business - COVID-19 Updates.”

Developments Regarding, and Actions Taken in Response to, COVID-19

The COVID-19 pandemic resulted in significant challenges across our 13 markets in the third and fourth quarters of fiscal 2020. Many markets imposed limitations, varying by market and in frequency, on access to the Company’s clubs and on the Company’s club operations, including in some cases frequent temporary club closures, a reduction in the number of days during the week and hours per day the Company’s clubs are permitted to be open, restrictions on segments of the population permitted to shop or circulate on particular days, and limits on the number of people permitted to be in the club at the same time. We have also experienced product mix shifts due to changing consumer habits, decreases in purchases by many business members, particularly restaurants and hotels, as well as sporadic supply chain challenges, which can impact inventory levels. In response, early in calendar year 2020 we identified four main priorities:

Protect the safety and well-being of our employees and our members. We remain vigilant and continue to take proactive measures to provide a safe environment for our employees and our members. We are closely tracking numerous decrees and government mandates and are following all local guidelines. We have taken preventative measures that include frequent and enhanced cleaning and sanitizing protocols, providing personal protective equipment, installing protective barriers for the cashiers and in other member-facing areas, implementing social distancing measures, metering the number of customers in a club at any one time, requiring masks to be worn by members in the club (where legally permitted), taking temperatures of employees at the beginning of shifts, quickly identifying and cooperating with local health officials about confirmed cases, promptly implementing contact tracing protocols and mapping of potentially exposed employees who are then immediately quarantined while continuing to be paid, directing employees whose functions could be performed remotely to work off site, offering vulnerable employees with underlying health conditions, employees over 60 and pregnant employees paid leave and vigilantly educating our employees about safe practices and enforcing best practices of good hygiene. We have also expanded our efforts to educate family members of employees about safe practices and to provide them with masks and sanitizing materials. We have modified our sick leave policy to make sure that sick people can take paid time off. We have built reserve teams of employees who do not overlap with each other so that they can step in as needed. In the initial months of the pandemic, we reduced or eliminated in-club food service and food sampling; however, later in the fiscal year as infection rates decreased and restrictions eased, we resumed some limited seating and capacity in-club food service in some of our markets and we have begun to reintroduce sampling incrementally using hygienic methods.

Take proactive measures to protect our supply chain. We are working closely with our suppliers to make sure that we have essential items available for our members. This includes increasing the use of our regional and local distribution centers and merchandise vendors to provide additional flexibility and reduce the risk of interruption of the flow of merchandise to our markets. We have also placed limits on the quantity of certain key items that members can purchase, such as cleaning supplies, paper products and core shelf-stable groceries. We have also activated alternative distribution systems and routing to ensure optionality in the event of outbreak or restrictions on mobility in certain geographic areas.

Expand technology-enabled shopping. During the third fiscal quarter of 2020, we launched our Click & Go™ curbside pickup service to allow for a contactless way for our members to shop. As of August 31, 2020, we offered the Click & Go™ curbside pickup service in all 13 of our markets. Early in our fourth fiscal quarter, we also added delivery to our Click & Go™ service, which was available in six of our 13 markets as of August 31, 2020 and expanded into further markets in early fiscal 2021. These services provide an alternative and convenient way for our members to shop, while reducing physical contact. Our Click & Go™ service enables members to use our e-commerce platform to identify and select merchandise, order and pay online, and then have their orders placed in their cars at their chosen clubs or delivered to their homes or place of business. We continue to work on improving and expanding our online initiatives, including order fulfillment, in conjunction with optimizing our club operations to allow members to shop safely, quickly and efficiently.

Manage cash and capital resources. Given the uncertainty surrounding the potential impact of the outbreak on our results of operations and cash flows, we are taking steps to secure and preserve available cash. Initially, we suspended most of our capital projects and discretionary spending. As we closely monitored and better understood the risks and opportunities of operating in this climate, we restarted several of our previously postponed investments. We opened our smaller format warehouse club in Liberia, Costa Rica in June 2020, and we have resumed construction on our third club in the greater metropolitan area of Bogota, the eighth in Colombia, which is expected to open in December 2020. We continue to evaluate whether and when to restart previously announced construction of future warehouse clubs on land that we acquired in Bucaramanga, Colombia and in Jamaica, as well as other capital projects. In the third quarter of fiscal 2020, we initially furloughed approximately 80 employees in the United States and implemented temporary salary reductions for employees and executives above a certain income level on a tiered basis increasing from 10% to 30% based on compensation level. Additionally, the Board of Directors waived their cash compensation for the calendar quarter ended June 30, 2020. In late fourth quarter of fiscal 2020, we ended the furloughs and discontinued the temporary salary reductions. Based on Company performance, at the end of the fourth quarter we paid a special bonus for all employees up to and including Senior Vice Presidents who had their salaries reduced. In addition, in the first quarter of fiscal year 2021, the Board approved the restoration of their compensation for the quarter for which they had previously waived it. Furthermore, we initially negotiated extended payments with our vendors, but since then we have begun to return to more normal payment term arrangements. Lastly, we have taken advantage of tax deferral arrangements where available. In the current environment, we believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include any deferred liabilities, funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and other financing requirements. Refer to Part II. “Item 7. Management’s Discussion and Analysis - Liquidity and Capital Resources” for additional information.

We expect continued uncertainty and opportunities in the economies of our markets because of the unpredictability of the duration and intensity of the COVID–19 pandemic and the length and impact of stay-at-home orders and other restrictions;

volatility in employment trends and consumer confidence; volatility in foreign currency exchange rates and commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results in the near future.

Merchandising

Our strategy is to make available to our members high quality merchandise sourced from around the world at exceptional values, by providing a curated selection of products and services, with lower margins than traditional retail stores.

We offer merchandise in the following categories:

•Foods & Sundries consists primarily of our grocery, cleaning supplies, health & beauty, and canned foods products and constituted approximately 52% of net merchandise sales for fiscal 2020.

•Fresh Foods consists primarily of our meat, produce, deli, seafood, and poultry products and constituted approximately 29% of net merchandise sales for fiscal 2020.

•Hardlines consists primarily of our electronics, appliances, hardware, sporting goods, and toy products and constituted approximately 11% of net merchandise sales for fiscal 2020.

•Softlines consists primarily of apparel, domestics, and furniture products and constituted approximately 4% of our net merchandise sales for fiscal 2020.

•Other Business consists primarily of our food service, optical, tire center and other ancillary services and constituted approximately 4% of net merchandise sales for fiscal 2020.

Across various categories, we offer exciting and unique seasonal merchandise and rotational programs that offer unique value throughout the year.

Competitive Strengths

Low Operating Costs. Our format is designed to move merchandise from our suppliers to our members at a lower expense ratio than our competitors. We strive to achieve efficiencies in product distribution, minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. More recently, we also have opened distribution centers in certain of our high volume markets to improve efficiency and in-stock rate, reduce lead times on high volume products, and mitigate risks of supply chain disruption. Our focus on driving down operating costs allows us to offer better value and lower prices to our members, which we believe helps generate member loyalty and renewals, which in turn leads to increased sales.

Worldwide Sourcing.  Approximately 48.2% of our sales come from merchandise sourced in the U.S., Asia and Europe.  One of the primary advantages we have compared to most of our competitors is our United States-based buying team that sources merchandise from suppliers in the U.S. and around the world.  Our U.S.-based buyers identify and purchase new and exciting items, including our own Member’s Selection private label products.  Many of these branded products are available only at PriceSmart in the markets in which we operate.

Membership. Membership has been a basic operating characteristic in the warehouse club industry beginning over 44 years ago at Price Club, the first warehouse club. Membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers and represented approximately 1.7% of net merchandise sales in fiscal 2020. In addition, membership allows us to connect more closely with our members and to promote customer loyalty. Since 2019, we have offered members the ability to sign up for and renew their memberships online.

Our membership represents a desirable demographic concentration with strong purchasing power in our markets. During fiscal 2020, we continued our expansion of our Platinum Membership rewards program into additional countries in our Central America, Colombia and Caribbean segments. Similarly, we continue to expand our product and services offerings to members, including co-branded credit card benefits, optical departments and Click & Go™ shopping and other services. We believe that untapped opportunities exist to further enhance the value of our membership in various areas. We continue to explore opportunities to provide our members with products and services that are particularly attractive to our unique membership base.

Business Members. Our product selection, marketing and general business focus are directed to both business and retail consumers. Our business members include a broad cross section of businesses such as restaurants, institutions including schools, and other businesses that purchase products for resale or use in their operations. These business members represent a significant source of sales and profit and provide purchasing volume that gives us better prices from our suppliers.

Innovation. The warehouse club industry has been operating for over forty years, following the founding of Price Club in 1976. The world of merchandising has evolved during this period, particularly with respect to how technology impacts operational efficiencies and how consumers shop. We have developed expertise and are gaining more knowledge on how to use technology to enhance our worldwide sourcing of products and make them available in our developing and emerging countries in a manner that meets current consumer preferences. We operate effectively in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, unique distribution and logistical challenges and member preferences that require our unique ability to source the correct mix of local versus imported merchandise. We believe that our future success is highly dependent on our capacity to continue to adapt and innovate to meet the needs of our current and future members. While not yet as prevalent as in the U.S., online sales penetration is increasing in the markets where we operate, especially as a result of the mobility restrictions imposed as a result of the COVID-19 pandemic. We successfully launched our Click & Go™ service in the third quarter of fiscal 2020, which allows our members to order online and pickup their orders curbside at our warehouse club locations or, in six of 13 markets, have it delivered to their home or place of business. We have also developed better in-bound and outbound online communication channels, so that we can develop a better understanding of our members’ preferences.

Experienced Management Team. We are making investments in talent to support our technology development and other administrative functions. In January 2019, Sherry S. Bahrambeygui was named PriceSmart’s Chief Executive Officer after having been instrumental to the evolution of the Company’s governance and other strategic initiatives for over 17 years, including as a member of the Board of Directors for the past eight years. In April 2020, Michael L. McCleary was promoted to Executive Vice President and Chief Financial Officer. Mr. McCleary joined the Company in 2003 and has over 30 years of international finance, tax and accounting experience. In addition to Ms. Bahrambeygui and Mr. McCleary, the other members of our management team have extensive career experience in the warehouse club business.  Many of our executives learned the warehouse club business from their time at Price Club. The executive team that joined us when we acquired Aeropost in March 2018 is experienced in developing online technology and marketing for e-commerce and logistics in the Latin America marketplace. Effective September 1, 2020, Juan I. Biehl was promoted to a newly created position for the Company, Executive Vice President, Digital Experience and Chief Technology Officer. Prior to this promotion Mr. Biehl served as the Chief Technology Officer of Aeropost, Inc. and was previously Senior Vice President of Digital Experience at PriceSmart. Since joining PriceSmart, Mr. Biehl has overseen the creation of key technology capabilities that lead to the launch of our Click & Go™ service and accelerated the continued development of pricesmart.com.

Growth Strategy

Our Board of Directors has approved a growth strategy that includes the following elements:

Increasing same “store” sales.  We believe that there is a number of ways to increase same store sales. We are committed to increasing same store sales by increasing the number of member transactions and by increasing the average ticket. We also plan to expand sales floor space and increase parking space in some of our high traffic clubs in fiscal 2021 to improve the shopping experience for our members. Additionally, we plan to continue our development and expansion of our omni-channel member experience by continuing to scale our Click & Go™ curbside and delivery service and use enhanced analytics to help us better understand our members and improve the PriceSmart experience. We believe that the use of technologies to identify member shopping patterns will help us to design targeted marketing campaigns, which will further drive sales. Additionally, we believe that continuing to enhance the member value proposition by expanding our portfolio of products and services to include more fresh foods, offering new services, such as optical and affinity programs for external services like travel and insurance, will help to drive member loyalty and overall sales. Lastly, we believe our private label has strong brand recognition in our markets and we believe that significant opportunity exists for us to grow our private label by extending into additional merchandise categories and enhance the “Treasure Hunt” experience, helping to differentiate us from our competitors.

Adding New Warehouse Clubs in Existing Markets. We currently operate in 13 countries/territories, with the largest in terms of population and gross domestic product being Colombia. There is uncertainty surrounding the continuing potential impact of the novel coronavirus outbreak (COVID-19) on our results of operations and cash flows. Thus, we currently have announced one additional club to open in Colombia in December 2020. We will continue to monitor the impact of COVID-19 on our results of operation and cash flows throughout fiscal 2021 as we make decisions about where and when to add new warehouse clubs, as well as the appropriate formats and facilities for these new clubs.

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

Omni-channel Shopping and Other Services. We are currently focusing our investment in digital transformation and omni-channel capabilities on the following strategic opportunities:

1. Convenience: Consumers increasingly are requesting home delivery or store pick up for larger items, as well as for their everyday basic shopping needs, such as consumable merchandise. We intend to continue scaling and enhancing the efficiency of our Click & Go™ curbside pickup and delivery service in most of our markets in fiscal 2021, which includes products ranging from fresh groceries to large appliances.

2. Smaller Club Format:  Supplementing warehouse club sales with online shopping opportunities is essential to the success of our urban and secondary city club formats. These smaller clubs may have a reduced selection of non-food products, but we plan to enable members to order online any products typically available at our larger format clubs. We continue to look for locations for smaller format clubs where we believe a new club will expand our geographic reach in an existing market and/or provide more convenience for our members.

3. Direct to Consumer: In fiscal 2020, we added the capability for our members to have certain large ticket products delivered directly from one of our distribution centers, warehouse clubs, or direct from our vendors. Thus, our members can order these products online and have them shipped directly to their home or business or in most cases they can also pick up their order at one of our clubs. In fiscal 2021, we will continue to increase the offerings of products that can be purchased through this channel and invest in automation and process improvements to reduce fulfillment costs.

4. Cross-border shopping: Using the sourcing expertise and buying power of PriceSmart, we intend to extend the range of products that our members can purchase online. For now, these new products are being sourced in the U.S., fulfilled through our Aeropost distribution center in Miami or forward deployed to regional or domestic distribution centers and shipped to our members. Members are able to receive orders at their homes or businesses and at Aeropost locations in countries where we operate clubs.

5. Additional expansion opportunities: We have begun to combine PriceSmart’s purchasing power with Aeropost’s wider geographic presence and online capabilities to sell merchandise in markets where PriceSmart does not currently have a presence. We also benefit from Aeropost’s international logistics capabilities as an alternative to deliver products to our markets, as appropriate.

Distribution Efficiency.  Since our inception, we have consistently believed that distribution efficiency is fundamental for success in selling merchandise in our traditional clubs, and in today’s world, this principle holds true for purchases made online.  Because PriceSmart sources merchandise from all over the world and especially in the United States, and because we are doing business in countries where infrastructure—roads and ports—is not as developed as in the United States, distribution efficiency is even more significant for us.  Our ability to move products efficiently and in a timely manner from the suppliers to our members is key to the cost structure of our business and, consequentially, to how low we can price our products for our members.

Historically, our international suppliers and especially our U.S. suppliers have generally shipped their products to our Miami distribution facility where they are received and assigned to various containers for direct shipment to our locations.  Regional and in-country suppliers have shipped directly to our locations.  As our location sales volumes have grown, we have begun to route more of our products from both international, regional and local suppliers to major regional distribution centers in order to improve in-stocks, reduce inventory weeks of supply and reduce expense inefficiencies and improve working capital, all with the goal of giving better prices to our members.

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

As part of our efforts to source additional high quality and healthy fresh products, and expand on our Direct Farm Program, we opened two produce distribution centers in fiscal 2020. We believe that our Direct Farm Program reduces expenses, waste and prices on items of higher quality, while simultaneously supporting local farmers and industry. Our produce distribution centers allow us to get high-quality produce from farm-to-table quicker and more efficiency. We expect to continue to expand this program and build additional distribution centers as we expand into more of our markets.

Operating Efficiency. As with distribution efficiency, operating efficiently is a key tenet of our business model. We are constantly seeking to improve operating efficiencies, including investments in technology, centralizing back-office capabilities and facilities for processing and producing products, such as meat and bakery.

Our Membership Policy

We offer three types of memberships: Diamond, Business and Platinum.

The Diamond membership is targeted at individuals and families. The annual fee for a Diamond membership in most markets is approximately $35 (entitling members to two cards). In Colombia, the Diamond membership fee has been 90,000 (COP) (including VAT) since April 2019, providing a converted membership price of approximately $24.

Only businesses can qualify for a Business membership. We promote Business membership through our marketing programs by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately $35 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

The Company currently offers the Platinum membership program in eleven of its thirteen markets. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500.  Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The rebate is issued annually to Platinum members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue. We launched our Platinum membership in Nicaragua in October 2020, and we expect to expand Platinum membership to our one remaining market in fiscal 2021.

We recognize membership income over the 12-month term of the membership.  Deferred membership income was $23.1 million and $24.9 million as of August 31, 2020 and August 31, 2019, respectively.  Our membership agreements provide that if our members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60 day period, members may receive a refund for the prorated share of their remaining membership fee if they so request.

Our Intellectual Property Rights

It is our policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. We rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our employees, consultants and suppliers and other similar measures. There can be no assurance, however, that we will be successful in protecting our proprietary rights. While management believes that our trademarks, copyrights and other proprietary know how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors.  We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer.  Some of our competitors may have greater resources, buying power and name recognition.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators.  However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito and Cencosud in Colombia.  We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format.  We have noted that certain retailers within our markets are making investments in upgrading their locations and/or experimenting with different formats.  These actions may result in increased competition within our markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. We also face competition from online retailers, such as Amazon.com, Inc. in Colombia, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future.

Our Employees

As of August 31, 2020, we had approximately 9,500 employees. Approximately 93% of our employees were employed outside of the United States, and unions represent approximately 1,500 employees. Our policy is to provide employees with good wages relative to the competition in the markets in which they work and to provide a safe working environment and good benefits which often exceed the legal requirements for countries in which we do business.  We believe that investing in the education, growth and well-being of our employees, treating them as partners in our business and providing opportunities for career advancement lead to long-serving, loyal employees, which in turn creates efficiencies in operations and results in better service to our members. We consider our employee relations to be very good.

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

Available Information

The PriceSmart, Inc. investor relations website or internet address is https://investors.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2020 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

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

External Factors that Could Adversely Affect Us

The ongoing global COVID-19 pandemic had and may continue to have an adverse effect our business, results of operations, financial condition, and liquidity.

The ongoing COVID-19 pandemic has negatively impacted the world economy, caused widespread unemployment, significantly impacted global supply chains, and disrupted financial markets, all of which have negatively affected, and continue to create challenges in our markets. In addition to measures we have taken voluntarily, the government authorities in our markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. They also have imposed business limitations such as mandatory temporary closures, required reduced operating hours, restrictions on segments of the population permitted to shop on particular days, customer occupancy limits and restrictions on sales of “non-essential” merchandise. Many of these policies and restrictions have resulted in limiting access for our members and have adversely impacted our club operations.

Our business depends heavily on the uninterrupted operation of our distribution facilities located in Miami, Florida and San Jose, Costa Rica, our warehouse clubs located in Colombia, Central America and the Caribbean, and our headquarters and buying operations in San Diego, California. The operation of all of our facilities is highly dependent on our employees who staff these locations, and the coronavirus could directly threaten the health of our employees. Additionally, in an effort to protect our employees, we have trained our in-club and distribution center employees about and enforced social distancing, and we have during this time shifted substantially all of our work force at our San Diego headquarters, our management and administrative personnel in Miami, and office support personnel in the countries where we operate to remote work. Finally, we continue to identify alternative distribution channels in the case of closure of one or more of our distribution facilities or upstream and downstream disruption to our supply chain. Events such as these complicate and/or threaten the way we execute and the performance of our business and could have a material adverse effect or our business and operating results.

Operating during the pandemic has increased our costs of operations. Among other things, we provide personal protective equipment to our employees, have employed additional cleaning and sanitizing procedures at our warehouse clubs and distribution facilities and provide transportation to employees in areas where public transportation is not currently available or is considered unsafe. We also have implemented robust protocols for screening, contact tracing, mapping and quarantining as preventative and mitigating measures. We also have additional payroll expenses associated with maintaining reserve teams of employees who remain ready if necessary to replace employees who become sick or who are required to quarantine and for employees who are in high risk groups or who are subject to quarantine. We believe these costs will continue as long as the pandemic is ongoing.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we have faced and may continue to face delays or difficulty sourcing products, which could negatively affect our business and financial results. Certain of our suppliers have had their manufacturing operations disrupted by the coronavirus outbreak, and even where goods have been completed, they have been subject to weeks-long shipping delays. If our third-party suppliers’ operations continue to be curtailed, or transportation systems continue to be disrupted, we may need to seek alternate sources of supply, which may be more expensive. The duration and degree of production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue or increase for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

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

Our international operations account for nearly all of our total revenues. Our financial performance is subject to risks inherent in operating and expanding our international membership warehouse club business, which include:

•changes in, and inconsistent enforcement of, laws and regulations, including those related to tariffs and taxes;

•the imposition of foreign and domestic governmental controls, including expropriation risks;

•natural disasters;

•trade restrictions, including import-export quotas and general restrictions on importation;

•difficulty and costs associated with international sales and the administration of an international merchandising business;

•crime and security concerns, which can adversely affect the economies of the countries in which we operate and which require us to incur additional costs to provide additional security at our warehouse clubs;

•political instability, such as the protests and civil unrest in Honduras, and Nicaragua in 2019 and a general strike in Costa Rica led by public-sector unions that disrupted normal commerce in September 2018;

•product registration, permitting and regulatory compliance;

•volatility in foreign currency exchange rates;

•general economic and business conditions; and

•interruption of our supply chain.

These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations.

In 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua. In 2019, the U.S. State Department has announced varying strategies regarding if, when and how it would authorize disbursement of foreign aid, that had been previously approved by the U.S. Congress, to Guatemala, Honduras and El Salvador. In 2020, the U.S. State Department informed the U.S. Congress of the Administration’s intent to continue additional targeted U.S. foreign assistance for Guatemala, Honduras, and El Salvador. Changes in U.S. policies regarding financial assistance could cause political or financial instability in the countries we serve.

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

We compete in a variety of ways, including the value and prices at which we sell our merchandise, merchandise selection and availability, services offered to members, location, store hours, safety protocols and the shopping convenience and overall shopping experience we offer. We may be required to implement price reductions to remain competitive if any of our competitors reduce prices in any of our markets. In response to the increasing threat associated with online retailers, we are making technology investments, which may result in increases in the use of cash and reduced profitability in the near term.

Our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience.

Although online sales are currently a smaller proportion of total sales in our markets for the types of merchandise we offer than in the U.S., online shopping is becoming more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve. COVID-19 has accelerated the growth of online sales in our markets due to government-imposed restrictions on shopping and changes in consumer preferences. While major international online retailers have not established a significant penetration in any of our markets yet, Amazon.com, Inc. continues to expand its online marketplace and make additional investments to bolster its presence in the countries where we operate. Also, it is possible that Amazon.com, Inc. or smaller regional companies will increase the penetration of online shopping in our markets, especially given the importance of e-commerce during the COVID-19 pandemic.

We continue to invest in our websites and systems with the long-term objective of offering our members a seamless omnichannel experience. We currently offer our Click & Go™ online shopping, which includes both curbside pickup and delivery. Curbside pickup is available in all markets and delivery was available in six markets as of end of fiscal year 2020 and we have expanded into further markets in early fiscal 2021. Operating an e-commerce platform and fulfilment of online orders, is a complex undertaking, and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If we do not maintain a successful and relevant omnichannel experience for our members, our ability to compete and our results of operations could be adversely affected.

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

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, over water and land, which results in:

•substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory controls;

•the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods;

•product markdowns due to the prohibitive cost of returning merchandise upon importation;

•product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from;

•ocean freight and duty costs; and

•possible governmental restrictions on the importation of merchandise.

Civil unrest in certain countries in which we operate may adversely affect the flow of goods through those countries. For example, in September 2018, protestors in Costa Rica blocked major highways around the country and impeded access to Costa Rica’s main commerce ports and fuel distribution sites. In 2019, political and civil unrest in Honduras and Nicaragua resulted in roadblocks in many portions of these countries. Any restriction in the movement of goods through Costa Rica’s ports or over Honduras and Nicaragua’s highways could impair our ability to supply warehouse clubs not just in those countries, but in countries throughout the region as well.

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

We are subject to payment related risks, including risks to the security of payment card information.

We accept payments using an increasing variety of methods, including cash, checks, wire transfers, our co-branded credit cards and a variety of other credit and debit cards. Our operations, like those of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks’ compromised card re-issuance costs, we may be subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected. Failures or disruptions in data communication and transfer services also could significantly impact our ability to transact payments to vendors and process credit and debit card transactions. Lastly, we or our customers may experience “spoofing” transactions, particularly with respect to wire transfers, which could cause us to make payments to impostor vendors or result in our not receiving timely payment from customers for merchandise we have sold.

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

As of August 31, 2020, we had 46 warehouse clubs in operation, located in 12 countries and one U.S. territory (eight in Costa Rica; seven each in Colombia and Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), and we expect to open one new club in Colombia in December 2020. We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

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

In some cases, we have more than one warehouse club in a single metropolitan area, and we may open new warehouse clubs in certain areas where we already have warehouse clubs. A new warehouse club in an area already served by existing warehouse clubs may draw members away from existing warehouse clubs and adversely affect comparable store sales performance. We experienced this adverse effect on comparable sales for existing warehouse clubs recently within our Panamanian and Guatemalan markets when we opened new warehouse clubs in each of these markets in areas that already had an existing warehouse club.

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

Failure to grow our e-commerce business through the efficient integration of physical and digital retail channels and the investments we are making to develop a robust e-commerce platform that also supports and enhances brick and mortar sales and services could materially adversely affect our market position, net sales and/or financial performance.

The retail business is quickly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our recent acquisition of Aeropost, launch of our Click & Go™ curbside pickup and delivery service, and other ongoing investments, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our e-commerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs and materially adversely affect the financial performance of the physical retail side of our operations. In addition, our investment in e-commerce and technology initiatives will adversely impact our short-term financial performance and could adversely impact our financial performance over the longer term.

Our profitability is vulnerable to cost increases.

Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to offset currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income, inflation and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. In fiscal 2020, we launched our Click & Go™ service, including curbside pickup and delivery. This service, together with our planned omnichannel services, introduces additional fulfillment and technology costs. Any failure by us to achieve the appropriate scale or realize cost efficiencies or price increases to offset these costs may reduce future profitability. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.

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

From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption is increased when system changes are undertaken. Targeting the wrong opportunities, failing to make the right investments or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

In 2017, we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, due to the rapidly evolving retail landscape and technological resources, as well as our acquisition of Aeropost and the expertise that came with it, we have delayed this project as originally contemplated in order to more holistically assess our overall IT landscape and strategy. Subsequent to that assessment, we will reconsider the need, timing, scope and approach to our ERP replacement project. Not updating our systems on a timely basis could leave us at a disadvantage with respect to operational capabilities of our competitors. Our current ERP system is not supported by the developer of the software, which could increase the risk of a system disruption. In addition, there are newer versions available from the vendors of some of our other internal systems offering greater functionality and reliability, which we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, which will require us to migrate to more industry-standard technologies. We are in the process of evaluating the state of all such systems and establishing a transition plan to newer technologies. Any failure by us to seamlessly transition these systems may adversely affect operations, member satisfaction or sales.

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

From time to time we may consider acquisition opportunities and new business initiatives. During fiscal year 2018, we acquired Aeropost, Inc. (“Aeropost”).  Located in Miami, Aeropost is a cross border casillero (package forwarding) business that also operates an online marketplace. Aeropost provides logistics, payment, and e-commerce services in Latin America and the Caribbean and currently serves customers in 38 countries with Costa Rica, Trinidad and Jamaica as its largest markets. We are leveraging Aeropost’s technology, its management’s experience in developing software and systems for e-commerce and logistics, and its distribution and logistics systems to advance PriceSmart’s development of an omni-channel shopping experience for our members. Acquisitions and new business initiatives involve certain inherent risks, including the failure to retain key personnel from an acquired business; undisclosed or subsequently arising liabilities or accounting, internal control, regulatory or compliance issues associated with an acquired business; challenges in the successful integration of operations, and alignment of standards, policies and systems; future developments that may impair the value of our purchased goodwill or intangible assets; and the potential diversion of management resources from existing operations to respond to unforeseen issues arising in the context of the integration of a new business or initiative.

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

In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies or circumvent our compliance programs and, by doing so, violate such laws and regulations. Our Aeropost subsidiary operates as a package forwarder, dealing with local customs officials in many jurisdictions in which we have not previously operated. In some countries, Aeropost operates through agents. Aeropost has been integrated into our compliance program; however, we have limited control over actions by Aeropost’s agents. Any violations of anti-corruption laws, even if prohibited by our internal policies, could adversely affect our reputation, business or financial performance.

We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.

We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes. Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In two countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income, and there are no clear rules that allow the Company to obtain refunds or to offset payments that are substantially in excess of taxes payable based on taxable income. Additionally, in one country the government has alleged in the past that there is not a clearly defined process in the laws and regulations to allow the tax authorities to refund Value Added Tax (“VAT”) receivables. We, together with our tax and legal advisers, are currently appealing these interpretations. However, if we do not prevail in these efforts, we may be required to establish a valuation reserve against these tax receivables and take an accompanying charge, which would adversely affect our financial condition and results of operations. In the meantime, we are taking other actions to recover excess taxes paid or withheld and to limit further increases in these receivables, including the possibility that we might choose in one of the jurisdictions to make income tax payments using the original computation based on a percentage of taxable income in advance of a favorable court ruling.

We file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which affects the amount of tax we pay. We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the prevailing circumstances. However, our tax returns are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and therefore require us to pay additional taxes.

A few of our stockholders own approximately 22.9% of our voting stock as of August 31, 2020, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 22.9% of our outstanding shares of common stock. Of this amount, approximately 76.5% (i.e., 17.5% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Financial and Accounting Risks

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2020, we had a total of 46 warehouse clubs operating in 12 foreign countries and one U.S. territory, 36 of which operate under currencies other than the U.S. dollar. For fiscal year 2020, approximately 77.5% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members for imported merchandise in those countries. Merchandise imported into our markets is generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country. If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making the products more expensive for our members. We may also decide to reduce or modify the flow of merchandise into those markets. Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in 2015 and 2020), the demand for, and sales of, those products could be negatively impacted.

Finally, the ability of the Company to convert local currency into U.S. dollars to settle U.S. dollar invoices can be impacted in certain markets due to economic factors or government policies creating illiquidity of the local currency. This was the case in Trinidad at the end of 2016, which led us to reduce shipments from the U.S. to Trinidad to amounts that our Trinidad subsidiary could pay for using the amount of tradeable currency that could be sourced in that market, resulting in lost sales. This illiquidity has continued, with periods of greater or lesser availability of U.S. dollars and other currencies. Toward the end of fiscal 2020 and continuing into early fiscal 2021, the Company’s ability to convert Trinidad dollars for U.S. dollars has deteriorated. As of August 31, 2020, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $79.6 million, an increase of $54.7 million from August 31, 2019 when these same balances were approximately $24.9 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the recently elected government has publicly stated it has no intention to devalue the Trinidad dollar, the Trinidad government could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $15.9 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar balances described above, as of August 31, 2020, we had a U.S dollar denominated monetary asset position of approximately U.S. $4.8 million in Trinidad (net of U.S. dollar denominated monetary liabilities) that would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar net monetary assets would be an approximate $1.0 million gain. However, following a significant additional decline of U.S. dollar liquidity beginning in August 2020 and continuing into fiscal year 2021, this net monetary asset position has shifted into a liability position in early fiscal 2021, subjecting us to potential losses in the case of a devaluation, which would be recorded in Other income (expense), net on our consolidated statement of operations. We are carefully monitoring the situation and taking steps to mitigate the risks. For example, as liquidity conditions have tightened, we have methodically raised prices, initially on imported goods, and have sought to shift the purchase of goods to local sources, where appropriate. Additionally, we are actively monitoring our ability to exchange Trinidad dollars for tradeable currencies, in order to manage our exposure to any potential devaluation, and in early fiscal 2021 have begun to limit shipments of goods from the U.S. to Trinidad in line with this ability. These actions may result in a decrease in our sales and/or profitability in Trinidad.

Volatility and uncertainty regarding the currencies and economic conditions in the countries where we operate could have a material impact on our operations in future periods.

Changes in accounting standards and assumptions, projections, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, projections, estimates and judgments by our management. These include, but are not limited to assumptions, projections, estimates and judgements related to contingencies and litigation, income taxes, value added taxes, and long-lived assets. Changes in these rules or their interpretation or changes in underlying assumptions, projections, estimates or judgments by our management could significantly change our reported or expected financial performance. For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which the Company adopted September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a non-monetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update. The monetary lease liability subject to revaluation as of August 31, 2020 was $35.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2020, the impact to the consolidated statements of income of revaluing this liability was immaterial.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2020, PriceSmart operated 46 membership warehouse clubs, as detailed below:

	Own land	Lease land
Location	and building	and/or building
COLOMBIA SEGMENT
Colombia (1) (2)	6	1
CENTRAL AMERICA SEGMENT
Panama	5	2
Guatemala (2)	2	2
Costa Rica	8	—
El Salvador	2	—
Honduras	2	1
Nicaragua	2	—
CARIBBEAN SEGMENT
Dominican Republic	5	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica (2)	1	—
Total	37	9

(1)We are currently constructing and plan to open a warehouse club in Bogota, Colombia in December 2020. We own the land and expect to own the building upon its completion.

(2)We acquired land in Bucaramanga, Colombia, Guatemala City, Guatemala and Portmore, Jamaica. No dates have been set for the start of construction.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when appropriate sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  Years before current leases expire, we actively seek to secure lease extensions or find suitable replacement properties. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future. As of August 31, 2020, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,269,814 square feet, of which 416,993 square feet were on leased property.

We operate two large regional distribution centers, one in Miami, Florida and the other in San Jose, Costa Rica, along with several smaller local distribution centers for the consolidation and distribution of merchandise shipments to our warehouse clubs. Our corporate headquarters is located in San Diego, California, and we maintain other regional offices in the U.S. and our international locations. We own our regional distribution center in Miami, Florida, but we otherwise lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand. Our leases for non-warehouse club facilities typically provide for initial lease terms between five and ten years, with options to extend. We believe this leasing strategy for non-warehouse club facilities enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

Item 3.     Legal Proceedings

We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations.

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit. During the third quarter of fiscal 2020, the Company filed a Motion to Dismiss the Plaintiff’s Consolidated Amended Complaint and the Plaintiff filed an Opposition to the Motion to Dismiss. During the fourth quarter of fiscal 2020, the Company filed a Reply to the Opposition. The Court has taken the matter under advisement.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 19, 2020, there were approximately 20,354 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2020 FISCAL QUARTERS
First Quarter	9/1/2019	11/30/2019	$77.11	$58.25
Second Quarter	12/1/2019	2/29/2020	74.70	55.69
Third Quarter	3/1/2020	5/31/2020	65.09	42.94
Fourth Quarter	6/1/2020	8/31/2020	$67.26	$54.57

2019 FISCAL QUARTERS
First Quarter	9/1/2018	11/30/2018	$88.05	$64.81
Second Quarter	12/1/2018	2/28/2019	67.45	55.78
Third Quarter	3/1/2019	5/31/2019	64.69	48.60
Fourth Quarter	6/1/2019	8/31/2019	$62.37	$48.69

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended August 31, 2020.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account all relevant factors, including, but not limited to, the uncertainty surrounding the ongoing effects of the COVID-19 pandemic on our results of operations and cash flows.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2020, the Company repurchased a total of 56,503 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal 2020. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2019 - September 30, 2019	515	$72.83	—	N/A
October 1, 2019 - October 31, 2019	4,746	68.90	—	N/A
November 1, 2019 - November 30, 2019	1,357	71.45	—	N/A
December 1, 2019 - December 31, 2019	—	—	—	N/A
January 1, 2020 - January 31, 2020	14,468	63.59	—	N/A
February 1, 2020 - February 29, 2020	—	—	—	N/A
March 1, 2020 - March 31, 2020	3,914	48.17	—	N/A
April 1, 2020 - April 30, 2020	296	53.70	—	N/A
May 1, 2020 - May 31, 2020	—	—	—	N/A
June 1, 2020 - June 30, 2019	—	—	—	N/A
July 1, 2019 - July 31, 2020	3,672	67.16	—	N/A
August 1, 2020 - August 31, 2020	27,535	66.09	—	N/A
Total	56,503	$64.64	—	N/A

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

	SELECTED FINANCIAL DATA

	Years Ended August 31,
	2020	2019	2018 (1)	2017	2016
	(in thousands, except income per common share)
OPERATING RESULTS DATA:
Net merchandise sales	$3,191,762	$3,091,648	$3,053,754	$2,910,062	$2,820,740
Export sales	34,374	30,981	40,581	34,244	33,813
Membership income	54,501	52,149	50,821	47,743	45,781
Other revenue and income	48,551	49,140	21,546	4,579	4,842
Total revenues	3,329,188	3,223,918	3,166,702	2,996,628	2,905,176
Total cost of goods sold	2,774,778	2,695,691	2,656,520	2,519,752	2,449,626
Selling, general and administrative	429,954	409,255	379,949	338,642	316,474
Pre-opening expenses	1,545	2,726	913	44	1,191
Asset impairment	—	—	1,929	—	—
Loss on disposal of assets	443	1,079	1,339	1,961	1,162
Operating income	122,468	115,167	126,052	136,229	136,723
Total other expense	(6,428)	(4,057)	(3,464)	(3,486)	(5,483)
Income before provision for income taxes and income of unconsolidated affiliates	116,040	111,110	122,588	132,743	131,240
Provision for income taxes	(37,764)	(37,560)	(48,177)	(42,018)	(42,849)
Income (loss) of unconsolidated affiliates	(95)	(61)	(8)	(1)	332
Net income	$78,181	$73,489	$74,403	$90,724	$88,723
Less: net income attributable to noncontrolling interest	(72)	(298)	(75)	—	—
Net income attributable to PriceSmart, Inc.	$78,109	$73,191	$74,328	$90,724	$88,723
NET INCOME ATTRIBUTABLE TO PRICESMART, INC. PER SHARE AVAILABLE FOR DISTRIBUTION:
Basic	$2.55	$2.40	$2.44	$2.98	$2.92
Diluted	2.55	$2.40	$2.44	$2.98	$2.92
Weighted average common shares - basic	30,259	30,195	30,115	30,020	29,928
Weighted average common shares - diluted	30,259	30,195	30,115	30,023	29,933

(1)U.S. Tax Reform in December 2017 resulted in a reduction in the tax rate from 35% to 21% and may have a beneficial impact on the Company in the future. However, in fiscal year 2018, we incurred charges of $12.5 million due to a one time transitional tax on unremitted foreign earnings and of $222,000 to reduce the value of deferred tax assets due to the reduction in U.S. tax rates.

	SELECTED FINANCIAL DATA - (Continued)

	As of August 31,
	2020	2019	2018	2017	2016
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$299,481	$102,653	$93,460	$162,434	$199,522
Short-term investments	46,509	17,045	32,304	—	—
Short-term and long-term restricted cash	4,290	3,583	3,454	3,278	3,194
Total Assets(1)	1,656,825	1,296,411	1,216,392	1,177,514	1,096,735
Long-term debt	132,047	89,586	102,575	106,297	88,107
Total PriceSmart stockholders’ equity attributable to PriceSmart, Inc. stockholders	831,719	797,351	758,002	708,767	638,071
Dividends paid on common stock attributable to PriceSmart, Inc. stockholders(2)	$21,426	$21,341	$21,240	$21,285	$21,274

(1)Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the Total Assets as of August 31, 2020 is not comparable with that as of August 31, 2019, August 31, 2018, August 31, 2017, and August 31, 2016.

(2)On February 6, 2020, January 30, 2019, January 24, 2018, February 1, 2017, and February 3, 2016 the Company declared cash dividends on its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the information under the heading Part II. “Item 6. Selected Financial Data" should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.”  Forward-looking statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Overview

PriceSmart, headquartered in San Diego, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high quality merchandise and services at low prices to our members. We operate 46 warehouse clubs in 12 countries and one U.S. territory (eight in Costa Rica; seven each in Colombia and Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands). The Company is currently constructing and plans to open a warehouse club in Bogota, Colombia in December 2020. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.

Factors Affecting the Business

COVID-19 Updates

The COVID-19 pandemic resulted in significant challenges across our 13 markets in the third and fourth quarters of fiscal 2020. Many markets imposed limitations, varying by market and in frequency, on access to the Company’s clubs and on the Company’s club operations, including in some cases frequent temporary club closures, a reduction in the number of days during the week and hours per day the Company’s clubs are permitted to be open, restrictions on segments of the population permitted to shop or circulate on particular days, and limits on the number of people permitted to be in the club at the same time. We have also experienced product mix shifts due to changing consumer habits, decreases in purchases by many business members, particularly restaurants and hotels, as well as sporadic supply chain challenges, which can impact inventory levels. In response, early in calendar year 2020 we identified four main priorities:

Protect the safety and well-being of our employees and our members. We remain vigilant and continue to take proactive measures to provide a safe environment for our employees and our members. We are closely tracking numerous decrees and government mandates and are following all local guidelines. We have taken preventative measures that include frequent and enhanced cleaning and sanitizing protocols, providing personal protective equipment, installing protective barriers for the cashiers and in other member-facing areas, implementing social distancing measures, metering the number of customers in a club at any one time, requiring masks to be worn by members in the club (where legally permitted), taking temperatures of employees at the beginning of shifts, quickly identifying and cooperating with local health officials about confirmed cases, promptly implementing contact tracing protocols and mapping of potentially exposed employees who are then immediately quarantined while continuing to be paid, directing employees whose functions could be performed remotely to work off site, offering vulnerable employees with underlying health conditions, employees over 60 and pregnant employees paid leave and vigilantly educating our employees about safe practices and enforcing best practices of good hygiene. We have also expanded our efforts to educate family members of employees about safe practices and to provide them with masks and sanitizing materials. We have modified our sick leave policy to make sure that sick people can take paid time off. We have built reserve teams of employees who do not overlap with each other so that they can step in as needed. In the initial months of the pandemic, we reduced or eliminated in-club food service and food sampling; however, later in the fiscal year as infection rates decreased and restrictions eased, we resumed some limited seating and capacity in-club food service in some of our markets and we have begun to reintroduce sampling incrementally using hygienic methods.

Take proactive measures to protect our supply chain. We are working closely with our suppliers to make sure that we have essential items available for our members. This includes increasing the use of our regional and local distribution centers and merchandise vendors to provide additional flexibility and reduce the risk of interruption of the flow of merchandise to our markets. We have also placed limits on the quantity of certain key items that members can purchase, such as cleaning supplies, paper products and core shelf-stable groceries. We have also activated alternative distribution systems and routing to ensure optionality in the event of outbreak or restrictions on mobility in certain geographic areas.

Expand technology-enabled shopping. During the third fiscal quarter of 2020, we launched our Click & Go™ curbside pickup service to allow for a contactless way for our members to shop. As of August 31, 2020, we offered the Click & Go™ curbside pickup service in all 13 of our markets. Early in our fourth fiscal quarter, we also added delivery to our Click & Go™ service, which was available in six of our 13 markets as of August 31, 2020 and expanded into further markets in early fiscal 2021. These services provide an alternative and convenient way for our members to shop, while reducing physical contact. Our Click & Go™ service enables members to use our e-commerce platform to identify and select merchandise, order and pay online, and then have their orders placed in their cars at their chosen clubs or delivered to their homes or place of business. We continue to work on improving and expanding our online initiatives, including order fulfillment, in conjunction with optimizing our club operations to allow members to shop safely, quickly and efficiently.

Manage cash and capital resources. Given the uncertainty surrounding the potential impact of the outbreak on our results of operations and cash flows, we are taking steps to secure and preserve available cash. Initially, we suspended most of our capital projects and discretionary spending. As we closely monitored and better understood the risks and opportunities of operating in this climate, we restarted several of our previously postponed investments. We opened our smaller format warehouse club in Liberia, Costa Rica in June 2020, and we have resumed construction on our third club in the greater metropolitan area of Bogota, the eighth in Colombia, which is expected to open in December 2020. We continue to evaluate whether and when to restart previously announced construction of future warehouse clubs on land that we acquired in Bucaramanga, Colombia and in Jamaica, as well as other capital projects. In the third quarter of fiscal 2020, we initially furloughed approximately 80 employees in the United States and implemented temporary salary reductions for employees and executives above a certain income level on a tiered basis increasing from 10% to 30% based on compensation level. Additionally, the Board of Directors waived their cash compensation for the calendar quarter ended June 30, 2020. In late fourth quarter of fiscal 2020, we ended the furloughs and discontinued the temporary salary reductions. Based on Company performance, at the end of the fourth quarter we paid a special bonus for all employees up to and including Senior Vice Presidents who had their salaries reduced. In addition, in the first quarter of fiscal year 2021, the Board approved the restoration of their compensation for the quarter for which they had previously waived it. Furthermore, we initially negotiated extended payments with our vendors, but since then we have begun to return to more normal payment term arrangements. Lastly, we have taken advantage of tax deferral arrangements where available. In the current environment, we believe cash flows from operations, our current cash position and access to capital markets will continue to be sufficient to meet our anticipated operating cash needs, which include any deferred liabilities, funding seasonal buildups in merchandise inventories and funding our capital expenditures, dividend payments and other financing requirements. Refer to Part II. “Item 7. Management’s Discussion and Analysis - Liquidity and Capital Resources” for additional information.

We expect continued uncertainty and opportunities in the economies of our markets because of the unpredictability of the duration and intensity of the COVID–19 pandemic and the length and impact of stay-at-home orders and other restrictions; volatility in employment trends and consumer confidence; volatility in foreign currency exchange rates and commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results in the near future.

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, and foreign direct investments. The global and local travel restrictions and general slow-down in global economic activity as result of COVID-19 have significantly impacted and may continue to impact the economies our markets causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar. In general, positive conditions in the broader economy promotes member spending in our warehouse clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During fiscal 2020, approximately 77.5% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.2% were comprised of sales of products we purchased in U.S. dollars.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

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

The membership model is a basic and critical operating characteristic in the warehouse club industry that enables us to operate our business on lower margins because of the membership fee income generated. Our twelve-month renewal rate was 80.5% as of August 31, 2020, a decline from our 85.7% renewal rate as of August 31, 2019. The mobility restrictions imposed by the local governments in our markets in response to COVID-19, particularly in our Colombian and Central American markets, significantly reduced in-club visits, which is when most of our membership renewals occur.

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

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can impede our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products, or otherwise redeploy these funds in our Company, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. We continued to experience limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable securities during fiscal 2020, with a further deterioration and the problem becoming more acute in August 2020 and into the first two months of fiscal year 2021. We are working with our banks in Trinidad to source tradeable currencies, but until more U.S. dollars or other tradeable securities become available, this illiquidity condition is likely to continue. As of August 31, 2020, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $79.6 million, an increase of $54.7 million from August 31, 2019 when these same balances were approximately $24.9 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the recently elected government has publicly stated it has no intention to devalue the Trinidad dollar, the Trinidad government could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $15.9 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of August 31, 2020, we had a U.S. dollar denominated monetary asset position of approximately $4.8 million in Trinidad (net of U.S. dollar denominated liabilities) that would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $1.0 million gain. However, following a significant additional decline of U.S. dollar liquidity beginning in August 2020 and continuing into fiscal year 2021, this net monetary asset position has shifted into a liability position in early 2021, subjecting us to potential future losses in the case of a devaluation, which would be recorded in Other income (expense), net on our consolidated statement of operations.

We are carefully monitoring the situation and taking steps to mitigate the risks. For example, as liquidity conditions have tightened, we have methodically raised prices, initially on imported goods, and have sought to shift the purchase of goods to local sources, where appropriate. Additionally, we are actively monitoring our ability to exchange Trinidad dollars for tradeable currencies, in order to manage our exposure to any potential devaluation, and in early fiscal 2021 have begun to limit shipments of goods from the U.S. to Trinidad in line with this ability. These actions may result in a decrease in our sales and/or profitability in Trinidad.

Mission and Business Strategy

Our mission is to be a model for how to operate a profitable company that provides a good return to our investors, by serving our members in emerging and developing markets, with safe, clean buildings and equipment, and by providing good jobs, fair wages and benefits, quality merchandise and services at compelling prices that are made accessible to a broader segment of the population, while treating our suppliers right, empowering them where we can, and conducting ourselves responsibly by local norms, and respecting the environment and the laws of all the countries in which we operate. To do this, we make available a wide range of high quality, curated merchandise sourced from around the world at good value. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to satisfy our members’ shopping expectations, create additional efficiencies in the supply chain and better understand and serve our members’ needs to play greater role in their lives. We strive to establish a relationship with our members that enhances their lives with quality goods and services and offers a shopping experience that blends the excitement and appeal of our brick and mortar business with the convenience of online shopping and services.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable club net merchandise sales, membership income and total revenues. Our investments are geared toward creating greater efficiency, which enable us to offer lower prices, better services, enhanced convenience and exciting experiences for our members, which we believe will support membership renewals and sustained growth for the Company. However, these investments can impact near-term results, such as when we invest in technology and talent that are expected to yield long-term benefits or when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income. When we open a new warehouse club in an existing market, which may reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs, we do so to enhance the member experience, grow membership and support long-term sales growth and profitability.

Current and Future Management Actions

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at compelling prices to our members. We continue to explore ways to improve efficiency, reduce costs, secure additional high quality sourcing alternatives and ensure a reliable and exciting flow of merchandise to our warehouse clubs. As we continue to refine our logistics and distribution infrastructure, we are exploring ways to improve our supply chain effectiveness through regional distribution centers that maintain our merchandise closer to our members. For example, in fiscal 2020, we opened fresh produce distribution centers in two of our markets that enable us to quickly and efficiently bring high quality and fresh produce from farm-to-table, which also enhances quality, reduces waste and supports local farmers. We plan to search for additional space to expand this concept throughout our markets.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging within our markets, because suitable sites at economically feasible prices are difficult to find. We believe real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases and will likely do so in the future. We currently own undeveloped land in Guatemala City, Guatemala, Bucaramanga, Colombia, and in Jamaica. We continue to evaluate the optimal timing to begin warehouse club construction on these sites, given the general economic conditions, our financial position, and feasibility of these projects in light of the uncertainties caused by the COVID-19 pandemic.

In the third and fourth quarter of fiscal 2020, we launched our Click & Go™ service, which enables our members to place orders on our website and decide whether to pick them up curbside at our warehouse clubs or have them delivered. Our curbside service was available in all 13 of our markets and with delivery was available in six as of August 31, 2020 and expanded into further markets in early fiscal 2021. We plan to continue to make investments to scale and create efficiencies for this service while also continuing to invest in other omni-channel capabilities that enable e-commerce, by integrating technology, talent, supply chain and operations to enhance the membership shopping experience, drive efficiencies and fuel sales growth. We are developing and implementing technologies that we believe will enhance customer service, provide greater insight to consumer preferences, facilitate membership sign-ups and renewals, and maximize use of sales floor space in our brick and mortar clubs. Our focus will be on launching these additional omni-channel capabilities in a methodical, phased manner.

Financial highlights for the fourth quarter of fiscal year 2020 included:

•Total revenues increased 1.2% over the comparable prior year period.

•Net merchandise sales increased 0.5% over the comparable prior year period. We ended the quarter with 46 warehouse clubs compared to 43 warehouse clubs at the end of the fourth quarter of fiscal 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 3.6% versus the same three-month period.

•Comparable net merchandise sales (that is, sales in the 42 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended August 30, 2020 decreased 4.0%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 3.6%.

•Membership income for the fourth quarter of fiscal 2020 decreased 2.2% to $13.1 million primarily due to the decline in the overall account base because of a decrease in in-club traffic from COVID-19.

•Total gross margins (net merchandise sales less associated cost of goods sold) decreased 0.4% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.1%, a decrease of 10 basis points (0.1%) from the same period in the prior year.

•Operating income for the fourth quarter of fiscal 2020 was $29.0 million, a decrease of 9.3%, or $3.0 million, compared to the fourth quarter of fiscal 2019.

•We recorded a $1.1 million net currency gain from currency transactions in the fourth quarter of fiscal 2020 compared to a $454,000 net currency gain in the same period last year, primarily due to a favorable foreign currency exchange rate fluctuation in Jamaica.

•Our effective tax rate decreased in the fourth quarter of fiscal 2020 to 28.2% from 34.1% in the fourth quarter of fiscal 2019. The decrease in the effective tax rate is primarily related to recognition timing for the loss of benefit of foreign tax credits, which are no longer recoverable as a result of U.S. Tax Reform.

•Net income attributable to PriceSmart for the fourth quarter of fiscal 2020 was $20.1 million, or $0.65 per diluted share, compared to $20.7 million, or $0.67 per diluted share, in the fourth quarter of fiscal 2019.

Financial highlights for fiscal year 2020 included:

•Total revenues increased 3.3% over the prior year.

•Net merchandise sales increased 3.2% over the prior year. We ended the year with 46 warehouse clubs compared to 43 warehouse clubs at the end of the fiscal 2019. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.1%.

•Comparable net merchandise sales (that is, sales in the 42 warehouse clubs that have been open for greater than 13 ½

•calendar months) for the 52 weeks ended August 30, 2020 decreased 1.5%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.9%.

•Membership income for the fiscal 2020 increased 4.5% to $54.5 million primarily due to new club member sign-ups in Panama, Guatemala and Costa Rica. Our expansion of the Platinum Membership program contributed to the increase.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 5.6% over the prior year, and merchandise gross profits as a percent of net merchandise sales were 14.7%, an increase of 40 basis points (0.4%) from the prior year.

•Operating income for fiscal 2020 was $122.5 million, an increase of 6.3% or $7.3 million compared to fiscal 2019.

•We recorded a $1.4 million net currency loss from currency transactions in the current year compared to a $1.5 million net loss in the prior year.

•The effective tax rate for fiscal 2020 was 32.5% as compared to the effective tax rate for fiscal 2019 of 33.8%. The decrease in the effective tax rate is primarily related to the favorable impact from changes in income tax liabilities from uncertain tax positions.

•Net income attributable to PriceSmart for fiscal year 2020 was $78.1 million, or $2.55 per diluted share, compared to $73.2 million, or $2.40 per diluted share, in the prior year.

Comparison of Fiscal Year 2020 to 2019

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2020, 2019 and 2018 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2019 and 2018, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed with the SEC on October 29, 2019. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the reportable segments in which we operate, and the percentage growth in net merchandise sales by segment during fiscal years 2020 and 2019.

	Years Ended
	August 31, 2020				August 31, 2019
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$1,855,538	58.1%	$65,595	3.7%	$1,789,943	57.9%
Caribbean	978,021	30.7	58,626	6.4	919,395	29.7
Colombia	358,203	11.2	(24,107)	(6.3)	382,310	12.4
Net merchandise sales	$3,191,762	100.0%	$100,114	3.2%	$3,091,648	100.0%

Comparison of 2020 and 2019

Overall, net merchandise sales grew by 3.2% for fiscal year 2020 compared to fiscal year 2019, resulting from a 9.5% increase in average ticket offset by a 5.7% decrease in transactions. Transactions represent the number of visits our members make to our warehouse clubs and average ticket represents the amount our members spend on each visit.

During the current fiscal year, net merchandise sales were positively impacted by increases in average ticket, which were offset by decreases in transactions due to capacity restrictions and other government restrictions as a result of the COVID-19 pandemic. In the second half of fiscal 2020, governments in our markets imposed restrictions of varying degrees on nearly all businesses, including essential businesses such as ours. These governments have mandated various protocols resulting in limitations on the number of people in our clubs, reduced hours of operation, restrictions on or closure of dining and other services areas, and, in some cases, closure of our clubs intermittently or on certain days of the week. These, in combination with consumer trepidation about the spread of COVID-19 and government restrictions limiting times when consumers can leave their homes, have reduced traffic in our clubs and led to the significant decline in transactions for the twelve month period ended August 31, 2020. In addition, we had 46 clubs in operation as of August 31, 2020 compared to 43 clubs as of August 31, 2019.

Net merchandise sales in our Central America segment increased 3.7% for fiscal 2020 compared to fiscal year 2019. These increases had a 210 basis point (2.1%) positive impact on total net merchandise sales growth. All markets within this segment, with the exception of Honduras, showed increased net merchandise sales year-on-year. Honduras had the most government restrictions with the longest duration during the COVID-19 pandemic, which led to negative sales growth in the year compared to the prior period. We added three new clubs to the segment when compared to the comparable prior period. We opened our seventh club in Panama in October 2019, our fourth club in Guatemala in November 2019 and we opened our eighth club in Costa Rica in June 2020. In addition to the new club in Costa Rica, the market also benefited from a significant foreign currency exchange rate tailwind that contributed to increased U.S. dollar sales. Refer to Part II. “Item 7. Management Discussion & Analysis – Currency Exchange Rate Fluctuations” for more information on the impact of currency movements on net merchandise sales.

Net merchandise sales in our Caribbean segment grew 6.4% for fiscal 2020 when compared to fiscal 2019. This increase had a 190 basis point (1.9%) positive impact on total net merchandise sales growth. Our Dominican Republic and Jamaica markets led the way in this segment, with both having double digit year-over-year growth with 19.0% and 10.3% increases in net merchandise sales, respectively. In the Dominican Republic, we launched our fifth club in June 2019, while Jamaica continued its exceptional sales run with net merchandise sales growth of 10.3%. This is the second straight year for Jamaica having double-digit sales growth. With the exception of our Aruba and USVI markets, all other markets within this segment showed increased net merchandise sales year-on-year.

Net merchandise sales in our Colombia segment decreased 6.3% for fiscal 2020 when compared to fiscal 2019. This decrease had an 80 basis point (0.8%) negative impact on total net merchandise sales growth. The declines during the period are primarily due to significant unfavorable foreign currency devaluation and government restrictions in response to the coronavirus outbreak.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and as a percentage of net merchandise sales for the year ended August 31, 2020.

	Currency Exchange Rate Fluctuations for the
	Twelve Months Ended
	August 31, 2020
	Amount	% change
Central America	$12,293	0.7%
Caribbean	(30,425)	(3.3)
Colombia	(43,802)	(11.5)
Net merchandise sales	$(61,934)	(2.1)%

Overall, the effects of currency fluctuations within our markets had an approximately $61.9 million or 210 basis point (2.1%) negative impact on net merchandise sales for the year ended August 31, 2020.

Currency fluctuations had a $12.3 million or 70 basis point (0.7%) positive impact on net merchandise sales in our Central America segment for the year ended August 31, 2020. The currency fluctuations contributed approximately 40 basis points (0.4%) of the total positive impact on total net merchandise sales. The Costa Rica Colón appreciated significantly against the dollar as compared to a year ago and was a significant factor in the contribution to the favorability of currency exchange rate fluctuations in this segment.

Currency fluctuations had a $30.4 million or 330 basis point (3.3%) negative impact on reported net merchandise sales in our Caribbean segment for the year ended August 31, 2020. The currency fluctuations contributed approximately 100 basis points (1.0%) of the total negative impact on total net merchandise sales. The Dominican Peso and Jamaican Dollar depreciated significantly against the dollar as compared to a year ago and were the driving factors in the contribution to the negative currency exchange rate fluctuations in this segment.

Currency fluctuations had a $43.8 million or 1,150 basis point (11.5%) negative impact on net merchandise sales in our Colombia segment for the year ended August 31, 2020. The currency fluctuations contributed approximately 150 basis points (1.5%) to the total negative impact on total net merchandise sales.

Net Merchandise Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2020 and 2019.

	Years Ended August 31,
	2020	2019
Foods & Sundries	52%	51%
Fresh Foods	29	27
Hardlines	11	12
Softlines	4	5
Other Business	4	5
	100%	100%

Comparison of 2020 to 2019

During the second half of fiscal 2020 our member shopping patterns changed significantly in reaction to the COVID-19 pandemic. Across our merchandise categories, sales grew significantly in Food & Sundries and Fresh Foods, while our non-food categories of Hardlines and Softlines declined. The decline in other business is primarily due to restrictions in certain markets that did not permit our food courts and ancillary services, such as optical, to operate during the COVID-19 pandemic. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 3 - Revenue Recognition” for sales by category. In response to these changes, we have taken many actions, including accelerating purchases of certain merchandise in high volume categories and slowing or canceling certain merchandise purchases in lower volume non-food categories.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to three of our four warehouse clubs opened during calendar year 2019 and the one club opened during calendar year 2020, will not be used in the calculation of comparable sales until they have been open for at least the 13 ½ months. Therefore, comparable net merchandise sales include 42 warehouse clubs for the fifty-two week period ended August 30, 2020.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the fifty-two week periods ended August 30, 2020 and September 1, 2019.

	Fifty-Two Weeks Ended
	August 30, 2020	September 1, 2019
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(3.2)%	(2.0)%
Caribbean	3.8	2.2
Colombia	(6.4)	(0.3)
Consolidated comparable net merchandise sales	(1.5)%	(0.6)%

Comparison of Fifty-Two Week Periods Ended August 30, 2020 and September 1, 2019

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the fifty-two week period ended August 30, 2020 decreased 1.5%.

Comparable net merchandise sales in our Central America segment decreased 3.2% for the fifty-two week period ended August 30, 2020. This decrease contributed approximately 190 basis points (1.9%) of the decrease in total comparable merchandise sales.

For the fifty-two weeks ended August 30, 2020, decreases in comparable net merchandise sales in Guatemala, Honduras and Panama contributed approximately 310 basis points (3.1%) of the decrease, which was partially offset by a 120 basis point (1.2%) increase in Costa Rica, El Salvador, and Nicaragua. The decreases in Guatemala, Honduras, and Panama are primarily related to periodic club closures and other government-mandated restrictions in response to the coronavirus outbreak, which also include travel restrictions, “shelter in place” advisories, curfews, and social distancing measures. Many of these government policies and restrictions in response to the coronavirus outbreak have resulted in limiting access for our members and impacted our club operations. These include temporary club closures, limits on the number of days during the week and hours per day our clubs can be open, restrictions on segments of the population permitted to shop on particular days, and limits on the number of people that can be in a club. We believe comparable net merchandise sales in the segment were also adversely affected by transfers of sales from existing clubs included in the calculation of comparable net merchandise sales to newly opened clubs not included in the calculation, with one in Panama and one in Guatemala. These decreases were partially offset by significant foreign currency appreciation within our Costa Rica market as well as strong performance in our El Salvador and Nicaragua markets.

Comparable net merchandise sales in our Caribbean segment increased 3.8% for the fifty-two week period ended August 30, 2020. This increase contributed approximately 120 basis points (1.2%) of positive impact in total comparable merchandise sales.

For the fifty-two week period ended August 30, 2020, all markets in our Caribbean segment, with the exception of the U.S. Virgin Islands and Aruba, showed strong growth compared to the same period in the prior year. Investments we made in our Jamaica market resulted in 10.2% growth in comparable net merchandise sales for the fifty-two week period ended August 30, 2020. The Dominican Republic also had strong comparable sales of 7.1% despite the transfer of sales to our new club in that market. In our U.S. Virgin Islands market, comparable net merchandise sales declined when compared to the same period in the prior year. Hurricanes Irma and Maria had a severe impact on the infrastructure of the islands in the fall of calendar year 2017. From that time until the end the first quarter of fiscal 2020, the Company benefitted from the difficulty other retailers had in becoming fully operational, but those same retailers have rebuilt, contributing to increased competition in that market.

Comparable net merchandise sales in our Colombia segment decreased 6.4% for the fifty-two week period ended August 30, 2020. This decrease contributed approximately 80 basis points (0.8%) of the decrease in total comparable merchandise sales. These declines were largely due to the devaluation of the Colombian peso relative to the U.S. dollar and government restrictions imposed in response to the coronavirus outbreak.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and as a percentage of comparable merchandise sales for the fifty-two week period ended August 30, 2020.

	Fifty-Two Weeks Ended
	August 30, 2020
	Amount	% change
Central America	$11,557	0.6%
Caribbean	(27,950)	(3.1)
Colombia	(42,951)	(11.3)
Consolidated comparable net merchandise sales	$(59,344)	(1.9)%

Overall, the mix of currency fluctuations within our markets had an approximate $59.4 million, or 190 basis point (1.9%), negative impact on comparable net merchandise for the fifty-two week period ended August 30, 2020.

Currency fluctuations within our Central America segment accounted for approximately 40 basis points (0.4%) of the positive impact on total comparable merchandise sales for the fifty-two week period ended August 30, 2020. This is primarily the result of significant appreciation in the Costa Rica Colón against the U.S. dollar during the current periods compared to the same periods a year ago.

Currency fluctuations within our Caribbean segment accounted for approximately 90 basis points (0.9%) of negative impact on total comparable merchandise for the fifty-two week period ended August 30, 2020. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Colombia segment accounted for approximately 140 basis points (1.4%) of negative impact on total comparable merchandise sales for the fifty-two week period ended August 30, 2020. This reflects the devaluation of the Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31,				August 31,
	2020				2019
	Amount	Increase/ (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$32,825	$1,320	4.2%	1.8%	$31,505
Membership income - Caribbean	14,814	1,144	8.4	1.5	13,670
Membership income - Colombia	6,862	(112)	(1.6)	1.9	6,974
Membership income - Total	$54,501	$2,352	4.5%	1.7%	$52,149

Number of accounts - Central America	828,958	(32,511)	(3.8)%		861,469
Number of accounts - Caribbean	426,383	(4,486)	(1.0)		430,869
Number of accounts - Colombia	302,979	(39,682)	(11.6)		342,661
Number of accounts - Total	1,558,320	(76,679)	(4.7)%		1,634,999

Comparison of 2020 to 2019

The number of member accounts at the end of fiscal 2020 was 4.7% lower than the prior year period. Membership income increased 4.5% compared to the comparable prior-year period.

The growth in membership income during fiscal 2020 in our Central America segment is primarily the result of the opening of three new warehouse clubs – Metropark in Panama, San Cristobal in Guatemala, and Liberia in Costa Rica. The launch of Platinum membership in two Central American markets in calendar year 2019 also contributed to the increase in membership income for fiscal year 2020 compared to the prior year. Despite the new clubs in the segment, the membership base has declined for two consecutive quarters due to the in-club traffic decline because of COVID-19, which will have a negative impact on membership income in the segment in future reporting periods.

In our Caribbean market, membership income growth was primarily attributable to the opening of the new Bolivar warehouse club in the Dominican Republic in June 2019. The launch of Platinum membership in three Caribbean markets in calendar year 2019 also contributed to the increase in membership income for the twelve-month period.

Membership income in Colombia declined slightly in fiscal 2020 due to the decline in total Colombia membership accounts because of restrictions on in-club traffic from COVID-19 when most members renew or sign-up.

We began offering our Platinum membership program in Colombia in June 2020 and we intend to expand our Platinum membership program to the remaining two markets that do not currently offer platinum membership. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership program provides members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction.

Our trailing twelve-month renewal rate was 80.5% and 85.7% for the periods ended August 31, 2020 and August 31, 2019, respectively. We believe the renewal rate decline is driven by a significant decline of in-club traffic in some of our markets due to governmental COVID-19 movement restrictions on their respective general populaces. Historically, membership renewals have primarily been transacted in the club at the time of purchase of merchandise or services when a membership has expired. Since COVID-19 and the notable increase of online traffic due to our new online catalogue and Click & Go™ services, sign-ups and renewals completed online have been increasing.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2020			August 31, 2019
	Amount	Increase/(Decrease) from prior year	% Change	Amount
Non-merchandise revenue	$38,271	$1,434	3.9%	$36,837
Miscellaneous income	7,546	(1,503)	(16.6)	9,049
Rental income	2,734	(520)	(16.0)	3,254
Other revenue	$48,551	$(589)	(1.2)%	$49,140

Comparison of 2020 to 2019

Other revenue for the year ended August 31, 2020 includes non-merchandise revenue generated by the marketplace and casillero operations of a company we acquired in March 2018, primarily from freight and handlings charges for online orders placed from customers in Latin America to retailers in the United States and delivered to locations throughout Latin America. The $1.4 million increase in non-merchandise revenue compared to the prior year represents higher package volume in the business we acquired in March 2018 during the current year. For the year ended August 31, 2020, the net decrease of $1.5 million in Miscellaneous income was primarily due to $3.1 million of non-recurring income from credit card vendors in the prior year. In the current year we had an increase of $0.9 million on our interest generating portfolio (“IGP”) from our co-branded credit cards and an increase of $0.4 million from Platinum membership rebate compared to the prior year. For the year ended August 31, 2020, the net decrease of $0.5 million in rental income was due to tenants not continuing to lease our excess real estate and concessions we granted to our lessees in response to the COVID-19 pandemic.

Results of Operations

Results of Operations Consolidated

(Amounts in thousands, except percentages and number of warehouse clubs)

	Years Ended
Results of Operations Consolidated	August 31, 2020	August 31, 2019
Net merchandise sales
Net merchandise sales	$3,191,762	$3,091,648
Total gross margin	$467,820	$442,983
Total gross margin percentage	14.7%	14.3%

Revenues
Total revenues	$3,329,188	$3,223,918
Percentage change from prior period	3.3%	1.8%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	(1.5)%	(0.6)%

Total revenue margin
Total revenue margin	$554,410	$528,227
Total revenue margin percentage	16.7%	16.4%

Selling, general and administrative
Selling, general and administrative	$431,942	$413,060
Selling, general and administrative percentage of total revenues	13.0%	12.8%

	Years Ended
Results of Operations Consolidated	August 31, 2020	% of Total Revenue	August 31, 2019	% of Total Revenue
Operating income- by segment
Central America	$125,351	3.8%	$122,629	3.8%
Caribbean	57,217	1.7	50,724	1.6
Colombia	18,071	0.6	14,909	0.5
United States	3,873	0.1	3,805	0.1
Reconciling items (1)	(82,044)	(2.5)	(76,900)	(2.4)
Operating income - Total	$122,468	3.7%	$115,167	3.6%

Warehouse clubs
Warehouse clubs at period end	46		43
Warehouse club sales square feet at period end	2,270		2,158

(1)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Years Ended
	August 31, 2020	% of Total Revenue	August 31, 2019	% of Total Revenue
Selling, general and administrative detail:
Warehouse club and other operations	$323,178	9.7%	$307,823	9.5%
General and administrative	106,776	3.2	101,432	3.2
Pre-opening expenses	1,545	0.1	2,726	0.1
Loss on disposal of assets	443	0.0	1,079	0.0
Total Selling, general and administrative	$431,942	13.0%	$413,060	12.8%

Comparison of 2020 to 2019

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for fiscal 2020 was 14.7%, 40 basis points (0.4%) higher than fiscal 2019. This improvement is attributable to more focused merchandising strategies and inventory management. Net merchandise margins increased across all segments with the Central America segment contributing 20 basis points (0.2%), the Caribbean segment contributing 10 basis points (0.1%), and the Colombia segment contributing 10 basis points (0.1%) to the overall increase.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin increased 30 basis points (0.3%) for the twelve months ended August 31, 2020 primarily due to improved total gross margins of 40 basis points (0.4%). These total revenue margin improvements were offset by the non-recurring reimbursement payment from one of our credit card vendors in the prior year, which resulted in a 10 basis point (0.1%) decline in total revenue margins.

Selling, general and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $18.4 million to 13.0% of total revenues for the twelve month period ended August 31, 2020 compared to 12.8% for the same period during fiscal year 2019.

Warehouse club and other operations expense increased to 9.7% of total revenues compared to 9.5% for the twelve-month period ended August 31, 2020. The increase is due to operating an additional three warehouse clubs compared to the prior year period. These thee clubs along with two other new clubs that were opened late in fiscal 2019 have not reached sales maturity as of August 31, 2020, thus increasing operational expenses by 20 basis points (0.2%) as a percentage of total revenues.

General and administrative expenses, as a percentage of total revenues, remained flat at 3.2% for the twelve-month periods ended August 31, 2020 and August 31, 2019. The increase in general and administrative expenses of $5.3 million (net of the non-recurring fiscal 2019 charges mentioned below) is primarily due to our investments to support our technology development, talent acquisition, and employee development in fiscal 2020.

In the twelve months, ended August 31, 2019, two non-recurring transactions contributed to general and administrative expenses. First was a $3.8 million charge for separation and other related termination benefits for our former Chief Executive Officer and President who resigned in October 2018 by mutual agreement with the Board of Directors. The second was the final $2.3 million of the amortization of post-combination compensation expense related to the Aeropost business that we acquired in March 2018.

Pre-opening expense remained flat at (0.1%) of total revenues for fiscal 2020 and 2019. The decrease in overall expense is attributable to fewer non-recurring costs associated with our current new club pipeline than we incurred to open our five new clubs in the past 15 months.

Operating income for the twelve months ended August 31, 2020, increased to $123.0 million, (3.7% of total revenue) compared to $115.2 million (3.6% of total revenue) for the same period last year. Higher total gross margins as a percent of total revenue and margin dollars, partially offset by incrementally higher general and administrative expenses, were the primary factors for the overall 10 basis point (0.1%) increase in operating income.

Interest Expense

	Years Ended
	August 31,		August 31,
	2020		2019
	Amount	Increase/ (decrease) from prior year	Amount
Interest expense on loans	$7,399	$1,855	$5,544
Interest expense related to hedging activity	2,416	1,905	511
Less: Capitalized interest	(2,190)	(74)	(2,116)
Net interest expense	$7,625	$3,686	$3,939

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Comparison of 2020 to 2019

Net interest expense increased $3.7 million for the year ended August 31. 2020. Interest expense related to loans increased $1.9 million primarily due to higher average long-term loan balances to fund our capital projects and recent drawdowns on short-term lines of credit as part of our COVID-19 related efforts to secure cash. Interest expense related to hedging activity increased $1.9 million due to an increase in hedging activity as we seek to mitigate our foreign currency exposure risk on our loan agreements entered into during fiscal 2020 to finance construction of future anticipated warehouse clubs.

Other Income (Expense), net

Other income (expense), net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the one time settlement of a business combination escrow account.

	Years Ended
	August 31,		August 31,
	2020		2019
	Amount	Increase from prior year	Amount
Other expense, net	$(834)	$773	$(1,607)

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

Comparison of 2020 to 2019

For the twelve-month period ended August 31, 2020 the primary driver of Other income (expense), net included a $1.4 million loss associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions, net of any exchange reserve movements. There were also $169,000 of expenses recorded for our defined benefit plans. These net expenses were partially offset by a $705,000 gain resulting from a settlement payment we received with respect to outstanding claims we made related to the acquisition of the business that we purchased in March of 2018.

Provision for Income Taxes

The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31,		August 31,
	2020		2019
	Amount	Increase/ (decrease) from prior year	Amount
Current tax expense	$41,168	$615	$40,553
Net deferred tax benefit	(3,404)	(411)	(2,993)
Provision for income taxes	$37,764	$204	$37,560
Effective tax rate	32.5%		33.8%

Comparison of 2020 to 2019

For fiscal 2020, the effective tax rate was 32.5%.  The decrease in the effective rate versus the prior year was primarily attributable to the following factors:

1.The comparably unfavorable impact of 1.3% due to the prior year’s one-time reversal of valuation allowances on net deferred tax assets in the Company’s Colombia subsidiary.

2.The comparably unfavorable impact of 1.3% resulting from valuation allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable.

3.The comparably favorable impact of 1.2% resulting from changes in income tax liabilities from uncertain tax position for which the applicable statutes of limitations have expired.

4.The comparably favorable impact of 1.1% resulting from the effect of the change in foreign currency value and related adjustments.

5.The comparably favorable impact of 0.4% due to a greater portion of income falling into lower tax jurisdictions.

6.The comparably favorable impact of 0.7% resulting from nonrecurrence of non-deductible severance compensation for our former Chief Executive Officer.

Other Comprehensive Loss

Other comprehensive loss for fiscal years 2020 and 2019 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Other Comprehensive Loss
	Years Ended
	August 31,			August 31,
	2020			2019
	Amount	Decrease from prior year	% Change	Amount	Decrease from prior year	% Change
Other comprehensive loss	$(32,481)	$(9,358)	(40.5)%	$(23,123)	$(11,966)	(107.3)%

Comparison of 2020 to 2019

Our other comprehensive loss of approximately $32.5 million for fiscal 2020 resulted primarily from the comprehensive loss of approximately $29.4 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. During fiscal 2020, the largest translation adjustments were related to the devaluation of the local currencies against the U.S. dollar for our Colombia, Dominican Republic and Jamaica subsidiaries, partially offset by the translation adjustment for the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary. Additional losses of approximately $3.1 million related to unrealized losses on changes in our derivative obligations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. There is some uncertainty surrounding the continuing potential impact of the novel coronavirus outbreak (COVID-19) on our results of operations and cash flows. As a result, we have taken steps to increase cash available on-hand, including, but not limited to, drawing funds on our short-term facilities and lengthening vendor payment terms. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for additional information regarding our drawdown on our short-term facilities and long-term borrowings.

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

	August 31,	August 31,
	2020	2019
Amounts held by foreign subsidiaries	$203,598	$98,964
Amounts held domestically	100,173	7,272
Total cash and cash equivalents, including restricted cash	$303,771	$106,236

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	August 31,	August 31,
	2020	2019
Amounts held by foreign subsidiaries	$46,509	$17,045
Amounts held domestically	—	—
Total short-term investments	$46,509	$17,045

As of August 31, 2020, certificates of deposits with a maturity of over a year held by our foreign subsidiaries and domestically were $1.5 million. There were no certificates of deposits with a maturity of over a year held by our foreign subsidiaries or domestically as of August 31, 2019.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies. We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. Refer to Part II. “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

The following table summarizes our significant sources and uses of cash and cash equivalents:

	Years Ended
	August 31,	August 31,
	2020	2019
Net cash provided by operating activities	$259,268	$170,332
Net cash used in investing activities	(131,212)	(124,704)
Net cash provided by (used in) financing activities	75,563	(31,955)
Effect of exchange rates	(6,084)	(4,351)
Net increase in cash and cash equivalents	$197,535	$9,322

Net cash provided by operating activities totaled $259.3 million and $170.3 million for the twelve months ended August 31, 2020 and 2019, respectively. Our cash flow provided by operations is primarily derived from net merchandise sales and membership fees. Cash flows used in operations generally consists of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. The $89.0 million increase in net cash provided by operating activities was primarily due to a net increase of $78.9 million in operating assets and liabilities and a net increase of $10.1 million from changes in non-cash reconciling items. The $78.9 million increase in operating assets and liabilities is primarily due to net working capital improvements of $96.9 million, which resulted from a $32.0 million decrease in merchandise inventories and a $64.9 million increase in accounts payable during the twelve-months ended August 31, 2020 compared to the prior year. The decrease in merchandise inventories is primarily the result of lower replenishment of certain items within our non-food categories in response to changes in consumer preferences toward purchases of more essential goods during the ongoing COVID-19 crisis in addition to more focused merchandising strategies and inventory management. The accounts payable increase resulted primarily from temporary extensions of vendor terms negotiated as part of our response to the COVID-19 pandemic. The $96.9 million increase in working capital was offset by a $18.0 million decrease year-over-year in all other balance sheet changes. The balance sheet changes were primarily driven by increases in long-term assets and accounts receivable of $11.7 million and $2.2 million, respectively. The increases in long term assets is driven by the net movements of $5.5 million in long term tax receivables and $5.2 million in net long term derivative assets. In addition, there was a decrease of $4.1 million in deferred membership income due to the decline in our membership base and our 12-month renewal rate. The $10.1 million change in non-cash reconciling items was primarily due to the increase in net income and depreciation for the twelve-month period ended August 31, 2020 compared to the prior year.

Net cash used in investing activities totaled $131.2 million and $124.7 million for the twelve months ended August 31, 2020 and 2019, respectively. Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs and management of our cash investments. The $6.5 million increase in cash used in investing activities is primarily the result of a net $46.2 million increase in short-term and long-term certificate of deposit purchases and fewer settlements compared to the same twelve-month period a year-ago. The increase in purchases and fewer settlements is the result of additional Trinidad dollars we have on-hand and that we have invested into certificates of deposit to generate interest income while we actively work to convert those Trinidad dollars into U.S. dollars as availability allows. Refer to Part II. “Item 7. Management’s Discussion and Analysis – Factors Affecting Our Business” for additional information regarding the current U.S. dollar illiquidity we are experiencing in that market. We also had a $39.7 million decrease in construction expenditures due to fewer warehouse clubs currently being constructed compared to the same twelve-month period a year ago.

Net cash provided by financing activities totaled $75.6 million versus net cash used in financing activities of $32.0 million for the twelve months ended August 31, 2020 and 2019, respectively. Our cash flows provided by or used in financing activities are used primarily to fund our working capital needs and our warehouse club expansions and investments. The $107.6 million increase in cash provided by financing activities is primarily the result of a net increase of proceeds from long-term borrowings of $55.7 million compared to a year ago and a net $50.6 million increase in cash provided by additional short-term borrowings, compared to the same twelve-month period a year ago. We have increased our short-term borrowings to increase available cash on hand to meet current and any future potential operational cash needs as a result of COVID-19. We may pay down these short-term borrowings in the future should we determine we have sufficient cash availability.

Short-Term Borrowings and Long-Term Debt

Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, and repayment of existing debt. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt.” for further discussion.

Contractual Obligations	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$19,437	$41,549	$32,350	$38,711	$132,047
Operating leases(2)	15,001	29,738	28,199	167,775	240,713
Warehouse club construction commitments (3)	5,100	—	—	—	5,100
Total	$39,538	$71,287	$60,549	$206,486	$377,860

(1)Long-term debt includes debt with both fixed and variable interest rates. We have used rates as of August 31, 2020 to calculate future estimated payments related to the variable rate items. For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rate as set by the interest rate swaps.

(2)Operating lease obligations have been reduced by approximately $0.9 million to reflect the amounts net of expected sublease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased. Future minimum lease payments include $0.6 million of lease payment obligations for the prior leased Miami distribution center. For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term. This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of August 31, 2020.

(3)The amounts shown represent contractual obligations for construction services not yet rendered.

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

The following table summarizes the shares repurchased during fiscal years 2020, 2019 and 2018:

	Years Ended
	August 31,	August 31,	August 31,
	2020	2019	2018
Shares repurchased	56,503	75,462	37,414
Cost of repurchase of shares (in thousands)	$3,651	$4,604	$3,183

We reissued 234,400 treasury shares as part of our stock-based compensation programs during fiscal 2020 and 63,000 treasury shares during fiscal 2019, but we did not reissue any treasury shares during fiscal 2018.

Dividends

Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 6 - Stockholders’ Equity” for further discussion.

Derivatives

Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities” for further discussion.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP in the United States. The preparation of our consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We evaluate our accounting policies and significant estimates on an ongoing basis, including those related to business acquisitions, contingencies and litigation, income taxes, value added taxes, and long-lived assets. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on our financial condition and results of operations.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies.”

Income Taxes

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of August 31, 2020, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, for the twelve-month period ended August 31, 2020 and August 31, 2019, we have recorded valuation allowance of $8.5 million and $6.7 million against our foreign tax credits.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. During fiscal 2020, we released $2.4 million of certain income tax contingency accruals due to the expiration of the statute of limitations. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2019.

Tax Receivables

We pay Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquire and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. We generally collect VAT from our members upon sale of goods and services and pay VAT to our vendors upon purchase of goods and services. Periodically, we submit VAT reports to governmental agencies and reconcile the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves us with net VAT and/or income tax receivables, forcing us to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $7.0 million and $5.1 million as of August 31, 2020 and August 31, 2019, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $10.4 million and $7.8 million and deferred tax assets of $2.8 million and $2.7 million as of August 31, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. No impairment charges have been recorded during fiscal 2020 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived acquired intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units and other indefinite-lived acquired intangible assets have generated sufficient returns to recover the cost of goodwill and other indefinite-lived acquired intangible assets. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $45.2 million of certain acquired indefinite-lived intangible assets, the fair value approximated the carrying value; any deterioration in the fair value may result in an impairment charge.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity price risk. These market risks arise in the normal course of business. We do not engage in speculative trading activities. To manage the risk arising from these exposures, we utilize interest rate swaps, cross-currency interest rate swaps, non-deliverable foreign currency forward contracts and loans denominated in foreign currencies. For a discussion of our accounting policies for derivative instruments and further disclosures, refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2020.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2021	2022	2023	2024	2025	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$3,967	$2,106	$2,593	$2,592	$2,592	$11,192	$25,042	(1)
Weighted-average interest rate	5.00%	7.00%	7.00%	7.00%	7.00%	7.00%	6.90%
Long-term debt with variable interest rate	$15,470	$14,681	$22,169	$5,871	$21,295	$27,519	$107,005
Weighted-average interest rate	6.10%	6.10%	6.10%	5.60%	5.60%	3.70%	5.80%
Total long-term debt	$19,437	$16,787	$24,762	$8,463	$23,887	$38,711	$132,047	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$2,775	$2,775	$9,900	$1,275	$1,275	$27,519	$45,519
Weighted-average pay rate	4.91%	4.91%	5.69%	3.65%	3.65%	3.65%	4.25%
Weighted-average receive rate	2.61%	2.61%	3.07%	1.86%	1.86%	1.86%	2.22%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$4,054	$4,679	$10,754	$3,329	$19,770	—	$42,586
Weighted-average pay rate	8.52%	8.44%	9.18%	7.92%	7.92%	—%	8.35%
Weighted-average receive rate	2.89%	2.86%	3.08%	2.70%	2.70%	—%	2.83%

(1)The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps by using the derivative obligation as of August 31, 2020 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2020, we had a total of 46 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 36 of which operate under currencies other than the U.S. dollar. Approximately 48.2% of our net merchandise sales are comprised of products we purchased in U.S. dollars and were sold in countries whose currencies were other than the U.S. dollar. Approximately 77.5% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2020	2019
Country	% Change	% Change
Colombia	(9.72)%	(13.21)%
Costa Rica	(4.27)	0.84
Dominican Republic	(13.96)	(3.02)
Guatemala	(0.64)	(1.57)
Honduras	0.24	(2.25)
Jamaica	(8.46)	(0.28)
Nicaragua	(3.33)	(5.00)
Trinidad	0.06%	0.01%

We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Costa Rica and Guatemala; we have cross-currency interest rate swaps in Colombia and Honduras; and we have interest rate swaps in Panama and in the United States. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our consolidated statements of income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2020 was $35.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2020, the impact to the consolidated statements of income of revaluing this liability was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of August 31, 2020 (in thousands) including the new lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Losses based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(3,635)	$(318)	$3,573	$(380)
10%	$(7,271)	$(635)	$7,146	$(760)
20%	$(14,542)	$(1,270)	$14,293	$(1,519)

(1)Amounts are before consideration of income taxes.

Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2020 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net”.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies. We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. Refer to Part II. “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Examples of countries where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Jamaica, Nicaragua, and Costa Rica subsidiaries with balances of $24.4 million, $20.8 million and $20.2 million, respectively as of August 31, 2020. Examples of countries where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Dominican Republic and Honduras subsidiaries with balances of $25.0 million and $24.8 million, respectively as of August 31, 2020.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2020:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$4,627	$(3,025)	$381	$23,633
10%	$9,253	$(6,050)	$763	$47,266
20%	$18,506	$(12,100)	$1,525	$94,533

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $44,000 at August 31, 2020 and approximately $2.0 million at August 31, 2019. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2020 would have resulted in a further increase in the value of the swaps of approximately $1.6 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2020 would have resulted in a net decrease in the value of the swaps of approximately of $3.1 million.

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

See the list of financial statements filed with this report under Part IV. Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2020, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2020, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2020, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCOAB), the consolidated balance sheets of PriceSmart, Inc. as of August 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 29, 2020, expressed an unqualified opinion thereon.

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

October 29, 2020

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

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(19)	Second Amended and Restated Bylaws of the Company
4.1(8)	Specimen of Common Stock certificate.
4.2*	Description of Registrant’s Securities.
10.1(11)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2001 Equity Participation Plan of PriceSmart, Inc.
10.2(24)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.4(12)	Loan Agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated September 1, 2009.
10.5(16)	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited.
10.6(16)	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.
10.7(15)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.
10.8(16)	Loan renewal agreement between The Bank of Nova Scotia and PSMT El Salvador, S.A. de C.V., executed August 27, 2014.
10.9(16)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.
10.13(21)	Promissory Note $7.5M Prismar de Costa Rica, S.A. dated August 28, 2015.

10.15(25)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.16(26)	Promissory Note between PriceSmart Clubs (TT) Limited and Citibank, N.A. dated March 31, 2017.
10.17(27)	Promissory Note between PriceSmart, Inc. and MUFG Union Bank, N.A. dated November 10, 2016.
10.20(9)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.21(9)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.22(3)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.
10.23(2)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.24(20)**	Employment Agreement between the Company and William Naylon, dated as of September 1, 2015.
10.25(20)**	Employment Agreement between the Company and John Hildebrandt, dated September 1, 2015.
10.26(4)**	2001 Equity Participation Plan of PriceSmart, Inc.
10.27(20)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.
10.28(5)**	2002 Equity Participation Plan of PriceSmart, Inc.
10.29(16)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.30(13)**	2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.31(28)**	Amendment to 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.32(36)**	Second Amendment to 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.33(13)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.34(13)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.
10.35(31)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.36(36)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.37(36)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.
10.38(36)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.39(13)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.40(22)**	Employment Agreement between the Company and Frank R. Diaz dated November 1, 2015.
10.41(20)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.42(23)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.43(23)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.44 (27)**	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
10.45(29)	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated February 26, 2017.
10.46(31)**	Employment Agreement between the Company and Ana Luisa Bianchi dated August 1, 2018.
10.47 (34)***	Form of Indemnification Agreement
10.48(33)**	Employment Agreement dated March 4, 2019 between Sherry S. Bahrambeygui and the Company
10.49(35)**	Separation Agreement and Waiver and Release of Claims dated October 29, 2019 between Maarten Jager and the Company
10.50(37)**	Employment Agreement dated April 1, 2020 between Michael McCleary and the Company.
10.51(38)	Credit Agreement between PriceSmart Colombia S.A.S and Citibank, N.A. dated December 2, 2019.
10.52(38)	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. date November 25, 2019.
10.53(38)	Loan Agreement between PriceSmart Guatemala, Sociedad Anonima and Banco Industrial, Sociedad Anonima, dated November 20, 2019.
10.54(39)	Promissory Note between PriceSmart clubs (TT) Limited and Citibank, N.A. dated April 17, 2020.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
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

(4)Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(5)Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(6)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(7)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(8)Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(9)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(10)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.

(11)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.

(12)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.

(13)Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.

(14)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.

(15)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.

(16)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.

(17)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.

(18)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.

(19)Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.

(20)Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.

(21)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Commission on October 29, 2015.

(22)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.

(23)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.

(24)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.

(25)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.

(26)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 filed with the Commission on July 5, 2017.

(27)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the Commission on October 26, 2017.

(28)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 filed with the Commission on January 4, 2018.

(29)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 filed with the Commission on April 5, 2018.

(30)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 6, 2018.

(31)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Commission on October 25, 2018.

(32)Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on November 27, 2018.

(33)Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on March 7, 2019.

(34)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the Commission on October 29, 2019.

(35)Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 29, 2019.

(36)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed with the Commission on January 9, 2020.

(37)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 7, 2020.

(38)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed with the Commission on April 8, 2020.

(39)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 filed with the Commission on July 9, 2020.

Item 16. Form 10-K Summary

None.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at		Charged to		Balance at
	Beginning	Aeropost	Costs and		End of
	of Period	Acquisition	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2018	$7	$452	$114	$(476)	$97
Year ended August 31, 2019	$97	$—	$270	$(223)	$144
Year ended August 31, 2020	$144	$—	$155	$(152)	$147

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 29, 2020	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Sherry S. Bahrambeygui and Michael L. McCleary, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHERRY S. BAHRAMBEYGUI	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2020
Sherry S. Bahrambeygui

/s/ MICHAEL L. MCCLEARY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2020
Michael L. McCleary

/s/ ROBERT E. PRICE	Chairman of the Board	October 29, 2020
Robert E. Price

/s/ LEON C. JANKS	Director	October 29, 2020
Leon C. Janks

/s/ MITCHELL G. LYNN	Director	October 29, 2020
Mitchell G. Lynn

/s/ EDGAR ZURCHER	Director	October 29, 2020
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 29, 2020
Gordon H. Hanson

/s/ GARY M. MALINO	Director	October 29, 2020
Gary M. Malino

/s/ BEATRIZ V. INFANTE	Director	October 29, 2020
Beatriz V. Infante

/s/ JEFFREY R.FISHER	Director	October 29, 2020
Jeffrey R. Fisher

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 29, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective September 1, 2019, using the modified retrospective approach upon the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tax receivables and contingencies
Description of the Matter

As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s income tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2020, the Company had $7.6 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $31.1 million and $27.6 million, respectively.

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

San Diego, California

October 29, 2020

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$299,481	$102,653
Short-term restricted cash	185	54
Short-term investments	46,509	17,045
Receivables, net of allowance for doubtful accounts of $147 as of August 31, 2020 and $144 as of August 31, 2019, respectively	13,153	9,872
Merchandise inventories	309,509	331,273
Prepaid expenses and other current assets (includes $0 and $2,736 as of August 31, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	30,165	30,999
Total current assets	699,002	491,896
Long-term restricted cash	4,105	3,529
Property and equipment, net	692,279	671,151
Operating lease right-of-use assets, net	119,533	—
Goodwill	45,206	46,101
Other intangibles, net	10,166	12,576
Deferred tax assets	21,672	15,474
Other non-current assets (includes $872 and $0 as of August 31, 2020 and August 31, 2019, respectively, for the fair value of derivative instruments)	54,260	44,987
Investment in unconsolidated affiliates	10,602	10,697
Total Assets	$1,656,825	$1,296,411
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$65,143	$7,540
Accounts payable	373,172	286,219
Accrued salaries and benefits	32,946	25,401
Deferred income	23,525	25,340
Income taxes payable	7,727	4,637
Other accrued expenses and other current liabilities	37,731	32,442
Operating lease liabilities, current portion	8,594	—
Long-term debt, current portion	19,437	25,875
Total current liabilities	568,275	407,454
Deferred tax liability	1,713	2,015
Long-term portion of deferred rent	—	11,198
Long-term income taxes payable, net of current portion	5,132	5,069
Long-term operating lease liabilities	124,181	—
Long-term debt, net of current portion	112,610	63,711
Other long-term liabilities (includes $4,685 and $2,910 for the fair value of derivative instruments and $6,155 and $5,421 for post-employment plans as of August 31, 2020 and August 31, 2019, respectively)	12,182	8,685
Total Liabilities	824,093	498,132

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,417,576 and 31,461,359 shares issued and 30,670,712 and 30,537,027 shares outstanding (net of treasury shares) as of August 31, 2020 and August 31, 2019, respectively	3	3
Additional paid-in capital	442,969	443,084
Tax benefit from stock-based compensation	11,486	11,486
Accumulated other comprehensive loss	(176,820)	(144,339)
Retained earnings	582,487	525,804
Less: treasury stock at cost, 746,864 shares as of August 31, 2020 and 924,332 shares as of August 31, 2019	(28,406)	(38,687)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	831,719	797,351
Noncontrolling interest in consolidated subsidiaries	1,013	928
Total stockholders' equity	832,732	798,279
Total Liabilities and Equity	$1,656,825	$1,296,411

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2020	2019	2018
Revenues:
Net merchandise sales	$3,191,762	$3,091,648	$3,053,754
Export sales	34,374	30,981	40,581
Membership income	54,501	52,149	50,821
Other revenue and income	48,551	49,140	21,546
Total revenues	3,329,188	3,223,918	3,166,702
Operating expenses:
Cost of goods sold:
Net merchandise sales	2,723,942	2,648,665	2,610,111
Export sales	32,676	29,524	38,740
Non-merchandise	18,160	17,502	7,669
Selling, general and administrative:
Warehouse club and other operations	323,178	307,823	291,488
General and administrative	106,776	101,432	88,461
Pre-opening expenses	1,545	2,726	913
Asset impairment	—	—	1,929
Loss on disposal of assets	443	1,079	1,339
Total operating expenses	3,206,720	3,108,751	3,040,650
Operating income	122,468	115,167	126,052
Other income (expense):
Interest income	2,031	1,489	1,415
Interest expense	(7,625)	(3,939)	(5,071)
Other income (expense), net	(834)	(1,607)	192
Total other expense	(6,428)	(4,057)	(3,464)
Income before provision for income taxes and loss of unconsolidated affiliates	116,040	111,110	122,588
Provision for income taxes	(37,764)	(37,560)	(48,177)
Loss of unconsolidated affiliates	(95)	(61)	(8)
Net income	78,181	73,489	74,403
Less: net income attributable to noncontrolling interest	(72)	(298)	(75)
Net income attributable to PriceSmart, Inc.	$78,109	$73,191	$74,328
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$2.55	$2.40	$2.44
Diluted	$2.55	$2.40	$2.44
Shares used in per share computations:
Basic	30,259	30,195	30,115
Diluted	30,259	30,195	30,115
Dividends per share	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2020	2019	2018
Net income	$78,181	$73,489	$74,403
Less: net income attributable to noncontrolling interest	(72)	(298)	(75)
Net income attributable to PriceSmart, Inc.	$78,109	$73,191	$74,328

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(29,413)	(19,717)	(12,890)
Defined benefit pension plan:
Net loss arising during period	(79)	(112)	(87)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	93	74	41
Total defined benefit pension plan	14	(38)	(46)
Derivative instruments: (2)
Unrealized losses on change in derivative obligations	(490)	(267)	(97)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(5,313)	(3,102)	1,882
Amounts reclassified from accumulated other comprehensive income (loss) to other expense, net for settlement of derivatives	2,721	1	(6)
Total derivative instruments	(3,082)	(3,368)	1,779
Other comprehensive loss	(32,481)	(23,123)	(11,157)
Comprehensive income	45,628	50,068	63,171
Less: comprehensive income (loss) attributable to noncontrolling interest	114	21	(1)
Comprehensive income attributable to PriceSmart, Inc. stockholders	$45,514	$50,047	$63,172

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

(2)Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to the Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

									Total
				Tax Benefit	Accumulated				Stockholders'
			Additional	From	Other				Equity
	Common Stock		Paid-in	Stock Based	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Compensation	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2017	31,276	$3	$422,762	$11,486	$(110,059)	$420,499	875	$(35,924)	$708,767	$—	$708,767
Acquisition of Aeropost	—	—	—	—	—	—	—	—	—	562	562
Cumulative effect of accounting change for the adoption of ASU 2016-09	—	—	(367)	—	—	367	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	37	(3,183)	(3,183)	—	(3,183)
Issuance of restricted stock award	109	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(16)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	269	—	—	—	—	—	269	—	269
Stock-based compensation	—	—	10,218	—	—	—	—	—	10,218	—	10,218
Dividend paid to stockholders	—	—	—	—	—	(21,240)	—	—	(21,240)	—	(21,240)
Net income	—	—	—	—	—	74,328	—	—	74,328	75	74,403
Other comprehensive loss	—	—	—	—	(11,157)	—	—	—	(11,157)	(1)	(11,158)
Balance at August 31, 2018	31,373	$3	$432,882	$11,486	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	$—	$—	$—	$—	$—	75	$(4,604)	$(4,604)	$—	$(4,604)
Issuance of treasury stock	(63)	—	(5,024)	—	—	—	(63)	5,024	—	—	—
Issuance of restricted stock award	178	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,512	—	—	—	—	—	15,512	—	15,512
Dividend paid to stockholders	—	—	—	—	—	(21,341)	—	—	(21,341)	(313)	(21,654)
Net income	—	—	—	—	—	73,191	—	—	73,191	298	73,489
Other comprehensive income (loss)	—	—	—	—	(23,123)	—	—	—	(23,123)	21	(23,102)
Other	—	—	(286)	—	—	—	—	—	(286)	286	—
Balance at August 31, 2019	31,461	$3	$443,084	$11,486	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	$—	$—	$—	$—	$—	57	$(3,651)	$(3,651)	$—	$(3,651)
Issuance of treasury stock	(234)	—	(13,932)	—	—	—	(234)	13,932	—	—	—
Issuance of restricted stock award	222	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,817	—	—	—	—	—	13,817	—	13,817
Dividend paid to stockholders	—	—	—	—	—	(21,426)	—	—	(21,426)	(101)	(21,527)
Net income	—	—	—	—	—	78,109	—	—	78,109	72	78,181
Other comprehensive income (loss)	—	—	—	—	(32,481)	—	—	—	(32,481)	114	(32,367)
Balance at August 31, 2020	31,418	$3	$442,969	$11,486	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2020	2019	2018
Operating Activities:
Net income	$78,181	$73,489	$74,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,225	54,958	52,640
Allowance for doubtful accounts	3	47	(369)
Asset impairment and closure costs	—	—	1,929
Loss on sale of property and equipment	443	1,079	1,339
Deferred income taxes	(3,405)	(4,401)	6,962
Equity in losses of unconsolidated affiliates	95	61	8
Stock-based compensation	13,817	15,061	10,218
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(3,040)	14,961	(1,108)
Merchandise inventories	21,764	(10,248)	(10,079)
Accounts payable	90,185	25,325	(16,489)
Net cash provided by operating activities	259,268	170,332	119,454
Investing Activities:
Business acquisition, net of cash acquired	—	—	(23,895)
Additions to property and equipment	(100,320)	(140,061)	(98,109)
Purchases of short-term investments	(49,629)	(15,244)	(77,997)
Proceeds from settlements of short-term investments	20,182	30,527	45,693
Purchases of long-term investments	(1,485)	—	(100)
Proceeds from disposal of property and equipment	40	74	629
Net cash used in investing activities	(131,212)	(124,704)	(153,779)
Financing Activities:
Proceeds from long-term bank borrowings	57,882	—	28,500
Repayment of long-term bank borrowings	(15,164)	(12,939)	(32,088)
Proceeds from short-term bank borrowings	271,014	18,403	81,851
Repayment of short-term bank borrowings	(212,919)	(10,863)	(81,851)
Cash dividend payments	(21,527)	(21,654)	(21,240)
Purchase of treasury stock for tax withholding on stock compensation	(3,651)	(4,604)	(3,183)
Proceeds from exercise of stock options	—	—	269
Other financing activities	(72)	(298)	(75)
Net cash provided by (used in) financing activities	75,563	(31,955)	(27,817)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,084)	(4,351)	(6,656)
Net increase (decrease) in cash, cash equivalents	197,535	9,322	(68,798)
Cash, cash equivalents and restricted cash at beginning of period	106,236	96,914	165,712
Cash, cash equivalents and restricted cash at end of period	$303,771	$106,236	$96,914

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$10,563	$6,637	$1,481
Cash paid during the period for:
Interest, net of amounts capitalized	$6,877	$3,504	$4,955
Income taxes	$50,814	$48,312	$52,151

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2020	2019	2018
Cash and cash equivalents	$299,481	$102,653	$93,460
Short-term restricted cash	185	54	405
Long-term restricted cash	$4,105	$3,529	$3,049
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$303,771	$106,236	$96,914

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2020, the Company had 46 warehouse clubs in operation in 12 countries and one U.S. territory (eight in Costa Rica; seven each in Colombia and Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies”). In June 2020, the Company opened its 46th warehouse club and eighth club in Costa Rica, located in the city of Liberia, in the Guanacaste region. The Company also expects to open its third warehouse club in the greater metropolitan area of Bogota, its eighth in Colombia, in December 2020.

PriceSmart continues to invest in technology to increase efficiencies and to enhance the member experience by enabling omni-channel capabilities, including e-commerce online shopping and services. As of August 31, 2020, we offered the Click & Go™ curbside pickup service in all 13 of our markets. Early in our fourth fiscal quarter, we also added delivery to our Click & Go™ service, which was available in six of our 13 markets as of August 31, 2020 and expanded into further markets in early fiscal 2021. These services provide an alternative and convenient way for our members to shop, while reducing physical contact. PriceSmart also operates a package forwarding (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where it operates warehouse clubs.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of August 31, 2020 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of August 31, 2020 are listed below:

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31,	August 31,
	2020	2019
Short-term restricted cash	$185	$54
Long-term restricted cash (1)	4,105	3,529
Total restricted cash	$4,290	$3,583

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

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $55.4 million as of August 31, 2020 and $58.7 million as of August 31, 2019. The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company's intangible assets consist of the Aeropost trade name and developed technology, which are amortized on a straight-line basis over a period of 25 and 5 years, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense is included in general and administrative expenses on the accompanying consolidated statements of income.

The changes in the carrying amount of goodwill for the year ended August 31, 2020 are as follows (in thousands):

Amount
Goodwill at August 31, 2019	$46,101
Foreign currency exchange rate changes	(895)
Goodwill at August 31, 2020	$45,206

Amount
Other intangibles at August 31, 2019	$12,576
Amortization	(2,410)
Net other intangibles at August 31, 2020	$10,166

Total goodwill and other intangibles, net at August 31, 2020	$55,372

The table below shows our estimated amortization of intangibles for fiscal years 2021 through 2025 and thereafter (in thousands):

Twelve Months Ended August 31,	Amount
2021	$2,404
2022	2,404
2023	1,373
2024	205
2025	204
Thereafter	3,576
Total	$10,166

Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of business in most of the countries in which it operates related to the procurement of merchandise and/or services the Company acquires and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. The Company generally collects VAT from its members upon sale of goods and services and pays VAT to its vendors upon purchase of goods and services. Periodically, the Company submits VAT reports to governmental agencies and reconciles the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves the Company with net VAT and/or income tax receivables, forcing the Company to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $7.0 million and $5.1 million as of August 31, 2020 and August 31, 2019, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.4 million and $7.8 million and deferred tax assets of $2.8 million and $2.7 million as of August 31, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2020	2019
Prepaid expenses and other current assets	$1,749	$1,639
Other non-current assets	25,851	22,691
Total amount of VAT receivables reported	$27,600	$24,330

The following table summarizes the income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2020	2019
Prepaid expenses and other current assets	$10,944	$9,009
Other non-current assets	20,116	16,381
Total amount of income tax receivables reported	$31,060	$25,390

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2020, the Company reissued approximately 234,400 treasury shares.

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

Long-term investments: Long-term investments consists of certificates of deposit and similar time-based deposits with financial institutions with maturity dates over one year. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit within the normal operating cycle of the Company.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2020 and August 31, 2019 is as follows (in thousands):

	August 31, 2020		August 31, 2019
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
Long-term debt, including current portion	$132,047	$124,085	$89,586	$84,833

(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2020 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2020 and August 31, 2019.

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

Revenue Recognition – The accounting policies and other disclosures such as the disclosure of disaggregated revenues are described in Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 3 – Revenue Recognition.”

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the marketplace and casillero operations, the Company includes the costs of external and internal shipping, handling and other direct costs incurred to provide delivery, insurance and customs processing services in cost of goods sold, non-merchandise.

Payments from Vendors – Vendor consideration consists primarily of volume rebates, time-limited product promotions, cooperative marketing efforts, digital advertising, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Cooperative marketing efforts and digital advertising are related to consideration received by the Company from vendors for non-distinct online advertising services on the Company’s website and social media platforms. Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in-club promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases and therefore are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with operating warehouse clubs and package forwarding operations. These costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the years ended August 31, 2020, 2019 and 2018:

	Years Ended August 31,
	2020	2019	2018
Effect on other comprehensive loss due to foreign currency restatement	$(29,413)	$(19,717)	$(12,890)

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

	Years Ended August 31,
	2020	2019	2018
Currency gain (loss)	$(1,370)	$(1,476)	$192

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software (and hosting arrangements that include an internal-use software license). As such, the amendment in this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in subtopic 350-40 in order to determine which implementation costs to capitalize as an asset and which costs to expense.

Additionally, the amendments in this ASU require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The Company will adopt ASU No. 2018-15 on September 1, 2020, the first quarter of fiscal year 2021. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

FASB ASC 715 ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits (Topic 715-20). The standard amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company expects to adopt ASU No. 2018-14 on September 1, 2021, the first quarter of fiscal 2022. The Company will evaluate the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 820 ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 adds new disclosure requirements for Level 3 measurements. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU No. 2018-13 on September 1, 2020, the first quarter of fiscal year 2021. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

Additionally, ASU No. 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU No. 2017-04 prospectively on September 1, 2020, the first quarter of fiscal year 2021. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

FASB ASC 326 ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the FASB’s guidance on the impairment of financial instruments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to clarify and address certain items related to the amendments in ASU 2016-13. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the amendments on September 1, 2020, the first quarter of fiscal year 2021. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements given the materiality and nature of the financial assets currently held.

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

The Company adopted ASU 2016-02 using the modified retrospective transition method in the first quarter of fiscal 2020. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $120.6 million of operating lease right-of-use (“ROU”) assets and $132.1 million of short-term and long-term operating lease liabilities as of September 1, 2019. The difference between the assets and liabilities primarily represents the deferred rent recorded as of August 31, 2019, which was eliminated upon adoption. No cumulative-effect adjustments were recorded to retained earnings, and there was no material impact to the Company’s interim consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows. However, several of the Company’s leases are denominated in a currency that is not the functional currency of the Company’s local subsidiary. The resulting monetary liability is revalued to the functional currency at each balance sheet date, with the resulting gain or loss being recorded in Other income (expense). The monetary lease liability subject to revaluation as of August 31, 2020 was $35.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2020, the impact to the consolidated statements of income of revaluing this liability was immaterial.

The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company also elected the practical expedient to carry forward the accounting treatment for land easements and the practical expedient allowing the Company not to apply the recognition requirements of ASC 842 to short-term leases. However, the Company did not elect to combine lease and non-lease components. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 12 - Leases for further discussion on the Company's leases” for further discussion on the Company’s leases.

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the twelve month period ended August 31, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 31, 2020 that the Company expects to have a material impact on its consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – REVENUE RECOGNITION

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted the ASU on September 1, 2018, using the modified retrospective approach. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting the ASU was not material to the consolidated financial statements.

The Company uses the five-step model to recognize revenue:

•Identify the contract with the customer;

•Identity the performance obligation(s);

•Determine the transaction price;

•Allocate the transaction price to each performance obligation if multiple obligations exist; and

•Recognize the revenue as the performance obligations are satisfied.

Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.

Merchandise Sales. The Company recognizes merchandise sales revenue, net of sales taxes, on transactions where the Company has determined that it is the principal in the sale of merchandise. These transactions may include shipping commitments and/or shipping revenue if the transaction involves delivery to the customer, and revenue is recognized when the Company’s performance obligations have been completed (that is when delivery of the items have been made to the destination point).

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

Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. In fiscal 2020, our membership policy changed to allow for members to cancel their membership in the first 60 days, they will receive a full refund. After the 60 day period, members may receive a refund of the prorated share of their remaining membership fee if they so request. The Company has significant experience with membership refund patterns and expects membership refunds will not be material. Therefore, no refund reserve was required for the periods presented. Membership fee revenue is included in membership income in the Company's consolidated statements of income. The deferred membership fee is included in deferred income in the Company's consolidated balance sheets.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Policy Elections

In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:

•Taxes - The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.

•Shipping and Handling Charges - Charges that are incurred after the customer obtains control of goods are deemed costs required to complete our performance obligation. Therefore, the Company considers the act of shipping after the customer obtains control of goods to not be a separate performance obligation. These shipping and handling costs are classified as “Costs of goods sold” in the consolidated statements of income because they are incurred to fulfill a revenue obligation.

•Time Value of Money - The Company's payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.

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

	Contract Liabilities
	August 31, 2020	August 31, 2019
Deferred membership income	$23,051	$24,901
Other contract performance liabilities	$5,190	$4,048

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2020	August 31, 2019	August 31, 2018
Foods & Sundries	$1,656,682	$1,563,162	$1,548,237
Fresh Foods	912,325	847,496	821,412
Hardlines	345,051	358,276	366,487
Softlines	147,085	167,149	164,115
Other Business	130,619	155,565	153,503
Net Merchandise Sales	$3,191,762	$3,091,648	$3,053,754

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of certain components of building improvements and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably certain that the renewal option in the underlying lease will be exercised because an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property.

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2020	2019
Land	$215,433	$207,167
Building and improvements	498,964	464,025
Fixtures and equipment	287,073	258,543
Construction in progress	44,362	49,555
Total property and equipment, historical cost	1,045,832	979,290
Less: accumulated depreciation	(353,553)	(308,139)
Property and equipment, net	$692,279	$671,151

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2020	2019	2018
Depreciation expense, Property and equipment	$58,815	$52,554	$51,520
Amortization expense, Intangible assets	2,410	2,404	1,120
Total depreciation and amortization expense	$61,225	$54,958	$52,640

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

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2020	2019
Total interest capitalized	$12,493	$11,581

Total interest capitalized (in thousands):

	Years Ended August 31,
	2020	2019	2018
Interest capitalized	$2,190	$2,116	$1,134

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of asset disposal activity for fiscal years 2020, 2019 and 2018 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Receivables and Proceeds from Disposal	Loss recognized
Fiscal Year 2020	$5,115	$4,640	$32	$(443)
Fiscal Year 2019	$10,740	$9,587	$74	$(1,079)
Fiscal Year 2018	$10,465	$8,388	$738	$(1,339)

The Company also recorded within accounts payable, other accrued expenses, and other long-term liabilities approximately $2.2 million, $7.3 million, and $1.0 million, respectively, as of August 31, 2020 and $322,000, $6.3 million and $0, respectively, as of August 31, 2019 of liabilities related to the acquisition and/or construction of property and equipment.

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

The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Years Ended August 31,
	2020	2019	2018
Net income attributable to PriceSmart, Inc.	$78,109	$73,191	$74,328
Less: Allocation of income to unvested stockholders	(842)	(721)	(897)
Net income attributable to PriceSmart, Inc. per share available for distribution	$77,267	$72,470	$73,431
Basic weighted average shares outstanding	30,259	30,195	30,115
Add dilutive effect of equity award (two-class method)	—	—	—
Diluted average shares outstanding	30,259	30,195	30,115
Basic net income per share	$2.55	$2.40	$2.44
Diluted net income per share	$2.55	$2.40	$2.44

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2020, 2019 and 2018.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35
1/24/2018	$0.70	2/14/2018	2/28/2018	$0.35	8/15/2018	8/31/2018	$0.35

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertainty surrounding the ongoing effects of the COVID-19 pandemic on our results of operations and cash flows.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, August 31, 2017	$(110,059)	$—	$(110,059)
Foreign currency translation adjustments	(12,890)	(1)	(12,891)
Defined benefit pension plans (1)	(87)	—	(87)
Derivative Instruments (2)	1,785	—	1,785
Amounts reclassified from accumulated other comprehensive income (loss)	35	—	35
Ending balance, August 31, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(19,717)	21	(19,696)
Defined benefit pension plans (1)	(112)	—	(112)
Derivative Instruments (2)	(3,369)	—	(3,369)
Amounts reclassified from accumulated other comprehensive income (loss)	75	—	75
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(29,413)	114	(29,299)
Defined benefit pension plans (1)	(79)	—	(79)
Derivative Instruments (2)	(5,803)	—	(5,803)
Amounts reclassified from accumulated other comprehensive income (loss)	2,814	—	2,814
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)

(1)Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club and other operations in the Company's Consolidated Statements of Income.

(2)Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2020	2019
Retained earnings not available for distribution	$8,726	$7,843

NOTE 7 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes nondiscretionary contributions to the 401(k) plan to the non-officer employees that defer up to 2% of their salary. Employer contributions to the 401(k) plan for the Company's U.S. employees were $2.2 million, $2.1 million and $2.0 million during fiscal years 2020, 2019 and 2018, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $3.1 million, $3.0 million and $2.9 million during fiscal years 2020, 2019, and 2018, respectively.

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

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2020 and 2019 and consolidated statements of income for the fiscal years ended August 31, 2020, 2019 and 2018 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2020	2019	2020	2019		2020	2019	2018
Start of period	$(1,579)	$(1,290)	$772	$719		$—	$—	$—
Service cost	(95)	(70)	—	—		177	187	117
Interest cost	(101)	(80)	—	—		101	80	64
Prior service cost (amortization)	—	—	(55)	(55)		55	55	52
Actuarial gains/(losses)	(30)	(139)	30	108		38	19	13
Totals	$(1,805)	$(1,579)	$747	$772	(1)	$371	$341	$246

(1)The Company has recorded a deferred tax asset of $236,000 and $246,000 as of August 31, 2020 and 2019, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $(512,000) and $(526,000) as of August 31, 2020 and 2019, respectively.

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2020	2019
Discount rate	3.5% to 10.7%	3.5% to 10.7%
Future salary escalation	3.0% to 4.1%	3.0% to 4.1%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	11.1% to 15.0%	10.5% to 17.5%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 4.9%	0.5% to 2.6%

For the fiscal year ending August 31, 2021, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive income (in thousands):

Prior service cost	$55
Actuarial gain/loss	99
$154

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

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2020	2019	2020	2019	2020	2019	2020	2019	2018
Other Post Employment Plans	$438	$471	$3,813	$3,404	$3,688	$3,153	$1,250	$1,259	$1,187

(1)With some locations, local statutes require the applicable Company subsidiary to deposit cash in its own name with designated fund managers. The funds earn interest which the Company recognizes as interest income.

NOTE 8 – STOCK BASED COMPENSATION

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”). Refer “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies. “

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 713,235 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2020	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2020	2019
2013 Plan	1,057,126	297,366	464,424

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2020, 2019 and 2018 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2020	2019	2018
Restricted stock awards	$8,747	$11,477	$7,476
Restricted stock units	3,011	2,820	2,742
Performance-based restricted stock units	2,059	764	—
Stock-based compensation expense	$13,817	$15,061	$10,218

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2018, the Company’s then Chief Executive Officer (“former C.E.O.”), resigned by mutual agreement with the Board of Directors. In connection with his departure, the Company recorded among other things approximately $3.3 million of non-cash charges related to the acceleration of certain equity restricted stock awards.

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2020	2019	2018
Remaining unrecognized compensation cost (in thousands)	$21,720	$21,116	$29,473
Weighted average period of time over which this cost will be recognized (years)	2	3	3

	Years Ended
	August 31,	August 31,	August 31,
	2020	2019	2018
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$(936)	$(1,829)	$530	(1)

(1)Beginning in the first quarter of fiscal 2018, the Company began recording the tax savings resulting from tax deductions in excess of expense for stock-based compensation and the tax deficiencies resulting from stock-based compensation in excess of the related tax deduction as income tax expense or benefit, based on the adoption of ASU 2016-09.

The restricted stock awards and units vest from a one year to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards, restricted stock units, and performance-based restricted stock units activity for the twelve-months ended August 31, 2020, 2019 and 2018 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2020	2019	2018
Grants outstanding at beginning of period	362,826	385,417	404,368
Granted	266,759	193,489	132,031
Forfeited	(43,198)	(16,127)	(23,119)
Vested	(170,518)	(199,953)	(127,863)
Grants outstanding at end of period	415,869	362,826	385,417

The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2020, 2019 and 2018:

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2020	2019	2018
RSAs, RSUs, and PSUs granted	$64.57	$65.11	$84.83
RSAs, RSUs, and PSUs vested	$72.82	$79.28	$79.36
RSAs, RSUs, and PSUs forfeited	$76.81	$75.02	$73.27

The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2020	2019	2018
Total fair market value of RSAs, RSUs, and PSUs vested (in thousands)	$10,914	$12,302	$10,886

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the shares repurchased during fiscal years 2020, 2019 and 2018:

	Years Ended
	August 31,	August 31,	August 31,
	2020	2019	2018
Shares repurchased	56,503	75,462	37,414
Cost of repurchase of shares (in thousands)	$3,651	$4,604	$3,183

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31,	August 31,	August 31,
	2020	2019	2018
Reissued treasury shares	234,370	63,130	—

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes the case lacks merit and intends to vigorously defend itself against any obligations or liability to the plaintiffs. During the third quarter of fiscal 2020, the Company filed a Motion to Dismiss the Plaintiff’s Consolidated Amended Complaint and the Plaintiff filed an Opposition to the Motion to Dismiss. During the fourth quarter of fiscal 2020, the Company filed a Reply to the Opposition. The Court has taken the matter under advisement.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained (refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 10 - Income Taxes for additional information”).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2020 and 2019, the Company has recorded within other accrued expenses a total of $2.5 million and $3.2 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land (refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 12 - Leases).

The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2020 and August 31, 2019, the Company had approximately $5.1 million and $14.9 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2020, the Company did not have any pending land purchase option agreements.

Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 15 - Unconsolidated Affiliates” for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2020	2019	2018
United States	$24,771	$25,167	$19,723
Foreign	91,269	85,943	102,865
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$116,040	$111,110	$122,588

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2020	2019	2018
Current:
U.S. tax expense	$10,046	$10,878	$10,827
Foreign tax expense	31,122	29,675	30,389
Total	$41,168	$40,553	$41,216
Deferred:
U.S. tax expense (benefit)	$(5,945)	$(5,978)	$8,223
U.S. valuation allowance change	5,570	6,171	2
Foreign tax expense (benefit)	(3,157)	966	3,516
Foreign valuation allowance change	128	(4,152)	(4,780)
Total	$(3,404)	$(2,993)	$6,961
Provision for income taxes	$37,764	$37,560	$48,177

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2020	2019	2018
Federal tax provision at statutory rates	21.0%	21.0%	25.7%
State taxes, net of federal benefit	0.1	0.3	0.2
Differences in foreign tax rates	9.7	10.6	3.9
Permanent items and other adjustments	(4.4)	(2.1)	10.8
(Decrease)/increase in valuation allowance	6.1	4.0	(1.3)
Provision for income taxes	32.5%	33.8%	39.3%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Significant components of the Company’s deferred tax assets as of August 31, 2020 and 2019 are shown below (in thousands):

	August 31,
	2020	2019
Deferred tax assets:
U.S. net operating loss carryforward	$4,416	$3,763
Foreign tax credits	12,691	7,170
Deferred compensation	1,357	927
U.S. timing differences	3,742	2,598
Foreign net operating losses	4,811	4,481
Foreign timing differences:
Accrued expenses and other timing differences	6,808	5,581
Depreciation and amortization	9,043	8,819
Deferred income	5,241	4,504
Gross deferred tax assets	48,109	37,843
U.S. deferred tax liabilities (depreciation and other timing differences)	(4,679)	(5,286)
Foreign deferred tax liabilities netted against deferred tax assets	(4,311)	(5,360)
U.S. valuation allowance	(12,746)	(7,177)
Foreign valuation allowance	(4,701)	(4,546)
Net deferred tax assets	$21,672	$15,474

For fiscal 2020, the effective tax rate was 32.5%.  The decrease in the effective rate versus the prior year was primarily attributable to the following factors:

1.The comparably unfavorable impact of 1.3% resulting from nonrecurrence of the reversal of valuation allowances on net deferred tax assets in the Company’s Colombia subsidiary.

2.The comparably unfavorable impact of 1.3% resulting from valuation allowances on deferred tax assets from foreign tax credits that, incidental to U.S. Tax Reform, are no longer deemed recoverable.

3.The comparably favorable impact of 1.2% resulting from changes in income tax liabilities from uncertain tax position.

4.The comparably favorable impact of 1.1% resulting from the effect of the change in foreign currency value and related adjustments.

5.The comparably favorable impact of 0.4% due to a greater portion of income falling into lower tax jurisdiction.

6.The comparably favorable impact of 0.7% resulting from nonrecurrence of severance compensation of one of our officers.

For fiscal 2020, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $16.9 million and $13.5 million as of August 31, 2020 and 2019, respectively.

The Company had U.S. federal and state tax NOLs at August 31, 2020 of approximately $16.8 million and $16.4 million, respectively. Substantially all of the federal and state NOLs expire during periods ranging from 2020 through 2036 unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its federal U.S. NOLs by generating sufficient taxable income during the carry-forward period. Further, based on current projections and using current apportionment factors, the Company maintains a partial valuation allowance on its Florida state NOLs

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($16.4 million in gross) originating from its acquisition of its Aeropost, Inc. subsidiary, as the Company expects that $11.1 million of this NOL will expire before being utilized.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, for PriceSmart, Inc., and March 2018 for Aeropost, Inc., there will be annual limitations in the amount of U.S. taxable income that may be offset by NOLs of approximately $6.1 million, through 2022. The Company expects substantially all recoverable NOLs will be recovered by 2023.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2020 and 2019, the undistributed earnings of these foreign subsidiaries are approximately $177.5 million and $108.9 million, respectively.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2020	2019	2018
Balance at beginning of fiscal year	$6,490	$7,005	$7,694
Gross increase - tax positions in prior period	464	530	1,600	(1)
Gross decrease - tax positions in prior period	—	—	(2,526)	(2)
Additions based on tax positions related to the current year	186	94	258
Expiration of the statute of limitations for the assessment of taxes	(2,567)	(1,139)	(21)
Balance at end of fiscal year	$4,573	$6,490	$7,005

(1)Aeropost related unrecognized tax benefits, with corresponding increase to Goodwill, due to prior year acquisition.

(2)Beneficial impact of US tax rate change, with corresponding detrimental rate change offset in deferred tax assets.

As of August 31, 2020, the liability for income taxes associated with unrecognized tax benefits was $4.6 million and can be reduced by $1.5 million of tax benefits recorded as deferred tax assets and liabilities. The total $4.6 million unrecognized tax benefit includes $400,000 of associated timing adjustments. The net amount of $4.2 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2020 and 2019, the Company had accrued an additional $2.0 million for the payment of interest and penalties related to the above mentioned unrecognized tax benefits.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2020 could result in a total income tax benefit amounting up to $800,000.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.4 million and $7.8 million and deferred tax assets of $2.8 million and $2.7 million as of Aug 31, 2020 and August 31, 2019, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2005 to 2007, 2011* to 2016*, 2017 to the present
California (U.S.) (state return)	2005 and 2016 to the present
Florida (U.S.) (state return)	2011* to 2016*, 2017 to the present
Aruba	2015 to the present
Barbados	2014 to the present
Costa Rica	2011 to 2012, 2015 to the present
Colombia	2015 to the present
Dominican Republic	2011 to 2012 and 2016 to the present
El Salvador	2017 to the present
Guatemala	2009, 2012 to 2013, 2016 the present
Honduras	2015 to the present
Jamaica	2014 to the present
Mexico	2015 to the present
Nicaragua	2016 to the present
Panama	2016*, 2017 to the present
Trinidad	2014 to the present
U.S. Virgin Islands	2001 to the present
Spain	2017 to the present
Chile	2017* to the present
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

NOTE 11 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2020	$81,210	$65,143	$388	$15,679	3.7%
August 31, 2019	$69,000	$7,540	$486	$60,974	6.1%

As of August 31, 2020 and August 31, 2019, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants. As of August 31, 2020 and August 31, 2019, the Company was in compliance with respect to these covenants. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the twelve months ended August 31, 2020:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2018	$14,855	$87,720	$102,575	(1)
Regularly scheduled loan payments	(4,467)	(8,472)	(12,939)
Reclassifications of long-term debt	15,394	(15,394)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	93	(143)	(50)
Balances as of August 31, 2019	25,875	63,711	89,586	(2)
Proceeds from long-term debt incurred during the period:
Colombia subsidiary	—	25,000	25,000
Guatemala subsidiary	—	20,820	20,820
Trinidad subsidiary	6,062	6,000	12,062
Regularly scheduled loan payments	(5,393)	(9,771)	(15,164)
Refinances of short-term debt	(11,046)	11,046	—
Reclassifications of long-term debt due in the next 12 months	3,875	(3,875)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	64	(321)	(257)
Balances as of August 31, 2020	$19,437	$112,610	$132,047	(4)

(1)The carrying amount on non-cash assets assigned as collateral for these loans was $125.9 million. No cash assets were assigned as collateral for these loans.

(2)The carrying amount on non-cash assets assigned as collateral for these loans was $111.3 million. No cash assets were assigned as collateral for these loans.

(3)These foreign currency translation adjustments are recorded within other comprehensive loss.

(4)The carrying amount on non-cash assets assigned as collateral for these loans was $158.6 million. No cash assets were assigned as collateral for these loans.

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2020	2019
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$42,585	$24,224
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	45,519	53,544
Unswapped loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	43,943	11,818
Total long-term debt	132,047	89,586
Less: current portion	19,437	25,875
Long-term debt, net of current portion	$112,610	$63,711

As of August 31, 2020, the Company had approximately $107.4 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2020, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2019, the Company had approximately $83.1 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2019, the Company was in compliance with all covenants or amended covenants.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2021	$19,437
2022	16,787
2023	24,762
2024	8,463
2025	23,887
Thereafter	38,711
Total	$132,047

NOTE 12 – LEASES

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2020, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Adoption of the standard resulted in the initial recognition of $120.6 million of operating lease ROU assets and $132.1 million of short-term and long-term operating lease liabilities as of September 1, 2019. The difference between the newly recorded assets and liabilities is $11.5 million, which was recorded against our deferred rent balance of $11.2 million as of August 31, 2019. The difference of $0.3 million was expensed in the first quarter of fiscal 2020. No cumulative-effect adjustments were recorded to retained earnings, and there was no material impact to the Company’s consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

The following table is a summary of the Company’s components of total lease costs for fiscal year 2020 (in thousands):

Year Ended August 31,
2020
Operating lease cost	$17,305
Short-term lease cost	236
Variable lease cost	3,679
Sublease income	(1,061)
Total lease costs	$20,159

The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2020 were as follows:

Operating leases
Weighted average remaining lease term in years	18.2
Weighted average discount rate percentage	6.4%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

Year Ended August 31,
2020
Operating cash flows paid for operating leases	$15,392

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Leased
Years Ended August 31,	Locations(1)
2021	$15,001
2022	15,040
2023	14,698
2024	14,205
2025	13,994
Thereafter	167,775
Total future lease payments	240,713
Less: imputed interest	(107,938)
Total operating lease liabilities	$132,775	(2)

(1)Operating lease obligations have been reduced by approximately $0.9 million to reflect expected sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)Future minimum lease payments include $0.6 million of lease payment obligations for the prior leased Miami distribution center. For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term. This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of August 31, 2020.

Upon adoption of ASU 2016-02, Leases (Topic 842), the Company's aggregate annual lease obligations includes leases with reasonably assured renewals. The aggregate minimum annual lease rentals as of August 31, 2019 for the remaining contractual term of non-cancelable leases under ASC 840 were as follows:

	Leased
Years Ended August 31,	Locations(1)
2020	$14,049
2021	13,272
2022	13,033
2023	13,065
2024	12,558
Thereafter	180,913
Total	246,890	(2)

(1)Operating lease obligations have been reduced by approximately $2.3 million to reflect expected sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)Future minimum lease payments include $1.6 million of lease payment obligations for the prior leased Miami distribution center. For the purposes of calculating the minimum lease payments, a reduction is reflected for the actual sub-lease income the Company expects to receive during the remaining lease term. This sub-lease income was also considered, for the purposes of calculating the exit obligation, which was immaterial as of August 31, 2019.

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

Cash Flow Hedges

As of August 31, 2020, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has cash flow hedge accounting transactions as of August 31, 2020:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the twelve-month periods ended August 31, 2020, 2019 and 2018 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the year ended August 31, 2020	$4,045	$2,416	$6,461
Interest expense for the year ended August 31, 2019	$4,732	$511	$5,243
Interest expense for the year ended August 31, 2018	$4,100	$981	$5,081

(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)This amount is representative of the interest expense recognized on the interest rate swaps and cross currency swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2020	2019
Union Bank	$33,894	$35,169
Citibank N.A.	55,086	24,225
Scotiabank	11,625	14,992
Total	$100,605	$74,386

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		August 31, 2020			August 31, 2019
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$—	$—	$—	$2,736	$(903)	$1,833
Cross-currency interest rate swaps	Other non-current assets	872	(265)	607	—	—	—
Interest rate swaps	Other long-term liabilities	(3,857)	898	(2,959)	(2,178)	517	(1,661)
Cross-currency interest rate swaps	Other long-term liabilities	(828)	248	(580)	(732)	220	(512)
Net fair value of derivatives designated as hedging instruments		$(3,813)	$881	$(2,932)	$(174)	$(166)	$(340)

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. As of August 31, 2020, the Company did not have any material non-deliverable forward foreign-exchange contracts.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of August 31, 2020, the Company has settled its outstanding call options and does not have any other contracts not designated as hedging instruments.

For the twelve-month periods ended August 31, 2020 and 2019, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Years Ended August 31,
Income Statement Classification	2020	2019	2018
Other expense, net	$(912)	$—	$—

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

Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $1.5 million, $1.6 million and $1.3 million in rental income for this space during the fiscal years ended 2020, 2019 and 2018. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.1 million, $741,000 and $754,000 for products purchased from this entity during the fiscal years ended August 31, 2020, 2019 and 2018, respectively. Also, Mr. Zurcher was formerly a director of Roma Prince S.A. PriceSmart purchased products from this entity for approximately $1.1 million, $1.0 million and $1.1 million for the years ended August 31, 2020, 2019 and 2018, respectively.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2020, 2019 and 2018, the Company sold approximately $525,000, $527,000 and $457,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director and the Chief Executive Officer of the Company, serves as Vice President and Vice Chairman of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a director of the Board of the Price Philanthropies Foundation.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is a founder and a limited partner of CRI 2000, LP, dba Combined Resources International ("CRI") and Lightspeed Outdoors, LP (“LSO”). CRI designs and imports consumer products for wholesale distribution, primarily through warehouse clubs. LSO designs and imports recreational products for wholesale distribution and online retailing. The Company purchased immaterial amounts of merchandise from CRI and LSO during the fiscal years ended August 31, 2020 and 2019. The Company purchased $305,000 of merchandise from these entities during the fiscal year ended August 31, 2018.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2020, 2019 and 2018.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 – UNCONSOLIDATED AFFILIATES

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.

In 2008, the Company entered into real estate joint ventures to jointly own and operate separate commercial retail centers adjacent to warehouse clubs in Panama (GolfPark Plaza, S.A.) and Costa Rica (Price Plaza Alajuela PPA, S.A.). Due to the initial nature of the joint ventures and the continued commitments for additional financing, the Company determined these joint ventures are VIEs. Since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2020, 2019 and 2018.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2020 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$72	$7,090	$99	$7,189
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	83	3,512	785	4,297
Total		$6,809	$3,638	$155	$10,602	$884	$11,486

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2020	2019
Current assets	$1,398	$1,344
Noncurrent assets	10,686	10,949
Current liabilities	138	156
Noncurrent liabilities	$8	$8

	Years Ended August 31,
	2020	2019	2018
PriceSmart's share of net loss of unconsolidated affiliates	$(95)	$(61)	$(8)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 46 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Year Ended August 31, 2020
Revenue from external customers	$73,703	$1,895,857	$993,657	$365,971	$—	$3,329,188
Intersegment revenues	1,148,004	16,524	4,909	2,723	(1,172,160)	—
Depreciation, Property and equipment	6,888	29,312	15,441	7,174	—	58,815
Amortization, Intangibles	2,410	—	—	—	—	2,410
Operating income (loss)	3,873	125,351	57,217	18,071	(82,044)	122,468
Interest income from external sources	7	612	749	663	—	2,031
Interest income from intersegment sources	2,065	2,566	431	—	(5,062)	—
Interest expense from external sources	1,890	3,425	310	2,000	—	7,625
Interest expense from intersegment sources	39	1,547	2,258	561	(4,405)	—
Provision for income taxes	10,106	20,001	6,416	1,241	—	37,764
Net income (loss) attributable to PriceSmart, Inc.	(7,578)	103,697	50,553	13,554	(82,117)	78,109
Long-lived assets (other than deferred tax assets)(3)	81,008	475,744	177,166	146,862	—	880,780
Intangibles, net	10,166	—	—	—	—	10,166
Goodwill	10,696	24,418	10,092	—	—	45,206
Investment in unconsolidated affiliates	—	10,602	—	—	—	10,602
Total assets	272,190	741,523	395,244	247,868	—	1,656,825
Capital expenditures, net	6,072	48,150	14,460	35,565	—	104,247

Year Ended August 31, 2019
Revenue from external customers	$68,335	$1,831,761	$933,886	$389,936	$—	$3,223,918
Intersegment revenues	1,205,986	11,185	4,507	1,498	(1,223,176)	—
Depreciation, Property and equipment	5,334	24,684	14,052	8,484	—	52,554
Amortization, Intangibles	2,404	—	—	—	—	2,404
Operating income (loss)	3,805	122,629	50,724	14,909	(76,900)	115,167
Interest income from external sources	74	499	568	348	—	1,489
Interest income from intersegment sources	1,408	1,877	724	—	(4,009)	—
Interest expense from external sources	1,377	2,368	(401)	595	—	3,939
Interest expense from intersegment sources	60	1,505	2,132	8	(3,705)	—
Provision for income taxes	11,280	19,429	6,615	236	—	37,560
Net income (loss) attributable to PriceSmart, Inc.	(8,518)	100,614	44,168	14,124	(77,197)	73,191
Long-lived assets (other than deferred tax assets)	65,278	383,665	165,584	115,838	—	730,365
Intangibles, net	12,576	—	—	—	—	12,576
Goodwill	11,315	24,593	10,193	—	—	46,101
Investment in unconsolidated affiliates	—	10,697	—	—	—	10,697
Total assets	161,583	614,579	340,216	180,033	—	1,296,411
Capital expenditures, net	8,439	85,962	28,434	22,832	—	145,667

Year Ended August 31, 2018
Revenue from external customers	$57,445	$1,839,810	$879,423	$390,024	$—	$3,166,702
Intersegment revenues	1,184,530	—	4,472	993	(1,189,995)	—
Depreciation, Property and equipment	7,373	23,391	11,596	9,160	—	51,520
Amortization, Intangibles	1,120	—	—	—	—	1,120
Operating income (loss)	2,016	130,849	48,383	12,086	(67,282)	126,052
Interest income from external sources	25	487	767	136	—	1,415
Interest income from intersegment sources	747	1,245	730	—	(2,722)	—
Interest expense from external sources	1,465	3,210	(353)	750	—	5,072
Interest expense from intersegment sources	16	1,042	1,576	3	(2,637)	—
Provision for income taxes	19,977	20,767	5,624	1,809	—	48,177
Net income (loss) attributable to PriceSmart, Inc.	(19,811)	107,401	44,178	9,917	(67,357)	74,328
Long-lived assets (other than deferred tax assets)	67,650	320,612	150,516	118,284	—	657,062
Intangibles, net	14,980	—	—	—	—	14,980
Goodwill	11,230	24,903	10,196	—	—	46,329
Investment in unconsolidated affiliates	—	10,758	—	—	—	10,758
Total assets	164,008	550,874	318,837	182,673	—	1,216,392
Capital expenditures, net	2,252	50,982	39,379	3,237	—	95,850

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(3)Effective September 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the Long-lived assets (other than deferred tax assets) as of August 31, 2020 is not comparable with that as of August 31, 2019 and August 31, 2018.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2020 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2020, 2019 and 2018 is as follows (in thousands, except per share data):

	Three Months Ended,				Year Ended,
Fiscal Year 2020	Nov 30, 2019	Feb 29, 2020	May 31, 2020	Aug 31, 2020	Aug 31, 2020
Total revenues	$811,941	$906,735	$799,931	$810,581	$3,329,188
Total cost of goods sold	$674,946	$756,174	$672,756	$670,902	$2,774,778
Net income attributable to PriceSmart, Inc.	$19,728	$25,600	$12,705	$20,076	$78,109
Basic net income per share	$0.64	$0.85	$0.41	$0.65	$2.55
Diluted net income per share	$0.64	$0.85	$0.41	$0.65	$2.55

	Three Months Ended,				Year Ended,
Fiscal Year 2019	Nov 30, 2018	Feb 28, 2019	May 31, 2019	Aug 31, 2019	Aug 31, 2019
Total revenues	$779,637	$854,425	$788,556	$801,300	$3,223,918
Total cost of goods sold	$653,180	$716,858	$661,887	$663,766	$2,695,691
Net income attributable to PriceSmart, Inc.	$14,612	$23,810	$14,096	$20,673	$73,191
Basic net income per share	$0.48	$0.79	$0.46	$0.67	$2.40
Diluted net income per share	$0.48	$0.79	$0.46	$0.67	$2.40

	Three Months Ended,					Year Ended,
Fiscal Year 2018	Nov 30, 2017	Feb 28, 2018		May 31, 2018	Aug 31, 2018	Aug 31, 2018
Total revenues	$767,072	$839,563		$782,201	$777,866	$3,166,702
Total cost of goods sold	$644,985	$708,040		$652,694	$650,801	$2,656,520
Net income attributable to PriceSmart, Inc.	$22,490	$14,148	(1)	$18,694	$18,996	$74,328
Basic net income per share	$0.74	$0.47		$0.61	$0.62	$2.44
Diluted net income per share	$0.74	$0.47		$0.61	$0.62	$2.44

(1)In the second quarter of fiscal 2018, the Company recorded its provisional tax estimate of $13.4 million as a result of the U.S. Tax Reform Transition Tax. The Company finalized its calculation of this Transition Tax in the fourth quarter of fiscal 2018, reducing it to approximately $12.5 million.

ADDITIONAL INFORMATION

Corporate Offices

9740 Scranton Road

San Diego, CA 92121

(858) 404-8800

Stock Exchange Listing

NASDAQ Global Select Market

Stock Symbol: PSMT

Annual Meeting

Thursday, February 4, 2021 at 10:00 AM

PriceSmart, Inc. Corporate Headquarters

9740 Scranton Road

San Diego, CA 92121

Transfer Agent

Computershare Inc.

462 South 4th Street, Suite 1600

Louisville, KY, 40202

Telephone: (888) 867-6003

TDD for Hearing Impaired: (800) 490-1493

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