Form 10-Q
period 2020-11-30
PRICESMART INC
filed 2021-01-07
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

The registrant had 30,738,334 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2020.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of November 30, 2020 and the consolidated balance sheet as of August 31, 2020, the unaudited consolidated statements of income for the three months ended November 30, 2020 and 2019 and, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2020 and 2019, the unaudited consolidated statements of equity for the three months ended November 30, 2020 and 2019, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2020 and 2019 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2020	August 31,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$207,955	$299,481
Short-term restricted cash	185	185
Short-term investments	73,980	46,509
Receivables, net of allowance for doubtful accounts of $157 as of November 30, 2020 and $147 as of August 31, 2020, respectively	15,150	13,153
Merchandise inventories	373,178	309,509
Prepaid expenses and other current assets	40,103	30,165
Total current assets	710,551	699,002
Long-term restricted cash	4,255	4,105
Property and equipment, net	700,837	692,279
Operating lease right-of-use assets, net	119,316	119,533
Goodwill	45,123	45,206
Other intangibles, net	9,566	10,166
Deferred tax assets	20,246	21,672
Other non-current assets (includes $144 and $872 as of November 30, 2020 and August 31, 2020, respectively, for the fair value of derivative instruments)	57,508	54,260
Investment in unconsolidated affiliates	10,593	10,602
Total Assets	$1,677,995	$1,656,825
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$47,349	$65,143
Accounts payable	384,086	373,172
Accrued salaries and benefits	28,630	32,946
Deferred income	25,125	23,525
Income taxes payable	9,559	7,727
Other accrued expenses and other current liabilities	35,228	37,731
Operating lease liabilities, current portion	8,649	8,594
Long-term debt, current portion	19,771	19,437
Total current liabilities	558,397	568,275
Deferred tax liability	1,401	1,713
Long-term income taxes payable, net of current portion	5,243	5,132
Long-term operating lease liabilities	124,383	124,181
Long-term debt, net of current portion	108,104	112,610
Other long-term liabilities (includes $5,321 and $4,685 for the fair value of derivative instruments and $6,313 and $6,155 for post-employment plans as of November 30, 2020 and August 31, 2020, respectively)	13,176	12,182
Total Liabilities	810,704	824,093

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,395,847 and 31,417,576 shares issued and 30,738,334 and 30,670,712 shares outstanding (net of treasury shares) as of November 30, 2020 and August 31, 2020, respectively	3	3
Additional paid-in capital	450,666	454,455
Accumulated other comprehensive loss	(173,658)	(176,820)
Retained earnings	610,224	582,487
Less: treasury stock at cost, 657,513 shares as of November 30, 2020 and 746,864 shares as of August 31, 2020	(21,068)	(28,406)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	866,167	831,719
Noncontrolling interest in consolidated subsidiaries	1,124	1,013
Total stockholders' equity	867,291	832,732
Total Liabilities and Equity	$1,677,995	$1,656,825

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2020	2019
Revenues:
Net merchandise sales	$838,369	$778,728
Export sales	10,881	8,274
Membership income	13,299	13,746
Other revenue and income	14,883	11,193
Total revenues	877,432	811,941
Operating expenses:
Cost of goods sold:
Net merchandise sales	703,619	662,724
Export sales	10,433	7,971
Non-merchandise	5,824	4,251
Selling, general and administrative:
Warehouse club and other operations	84,832	79,373
General and administrative	27,521	25,884
Pre-opening expenses	602	953
Loss on disposal of assets	70	71
Total operating expenses	832,901	781,227
Operating income	44,531	30,714
Other income (expense):
Interest income	491	293
Interest expense	(2,033)	(862)
Other expense, net	(1,545)	(985)
Total other expense	(3,087)	(1,554)
Income before provision for income taxes and loss of unconsolidated affiliates	41,444	29,160
Provision for income taxes	(13,618)	(9,403)
Loss of unconsolidated affiliates	(9)	(48)
Net income	27,817	19,709
Less: net (income) loss attributable to noncontrolling interest	(80)	19
Net income attributable to PriceSmart, Inc.	$27,737	$19,728
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.90	$0.64
Diluted	$0.90	$0.64
Shares used in per share computations:
Basic	30,398	30,277
Diluted	30,420	30,284
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2020	2019
Net income	$27,817	$19,709
Less: net (income) loss attributable to noncontrolling interest	(80)	19
Net income attributable to PriceSmart, Inc.	$27,737	$19,728

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	2,761	(3,724)
Defined benefit pension plan:
Net gain arising during period	60	7
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	33	19
Total defined benefit pension plan	93	26
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	1,230	(432)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(922)	941
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	4
Total derivative instruments	308	513
Other comprehensive income (loss)	3,162	(3,185)
Comprehensive income	30,899	16,543
Less: comprehensive income attributable to noncontrolling interest	31	34
Comprehensive income attributable to PriceSmart, Inc. to stockholders	$30,868	$16,509

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2019	31,461	$3	$454,570	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	7	(461)	(461)	—	(461)
Issuance of treasury stock	(69)	—	(5,724)	—	—	(69)	5,724	—	—	—
Issuance of restricted stock award	85	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,396	—	—	—	—	3,396	—	3,396
Net income (loss)	—	—	—	—	19,728	—	—	19,728	(19)	19,709
Other comprehensive income (loss)	—	—	—	(3,185)	—	—	—	(3,185)	34	(3,151)
Balance at November 30, 2019	31,475	$3	$452,242	$(147,524)	$545,532	862	$(33,424)	$816,829	$943	$817,772

Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	7	(526)	(526)	—	(526)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	77	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,075	—	—	—	—	4,075	—	4,075
Net income	—	—	—	—	27,737	—	—	27,737	80	27,817
Other comprehensive income	—	—	—	3,162	—	—	—	3,162	31	3,193
Balance at November 30, 2020	31,396	$3	$450,666	$(173,658)	$610,224	658	$(21,068)	$866,167	$1,124	$867,291

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2020	2019
Operating Activities:
Net income	$27,817	$19,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,485	14,814
Allowance for doubtful accounts	10	(19)
Loss on sale of property and equipment	70	71
Deferred income taxes	798	(1,234)
Equity in losses of unconsolidated affiliates	9	48
Stock-based compensation	4,075	3,396
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(8,907)	(9,762)
Merchandise inventories	(63,669)	(56,799)
Accounts payable	6,539	45,880
Net cash provided by (used in) operating activities	(17,773)	16,104
Investing Activities:
Additions to property and equipment	(21,171)	(37,582)
Purchases of short-term investments	(32,121)	(10,184)
Proceeds from settlements of short-term investments	4,433	2,066
Purchases of long-term investments	(1,478)	—
Proceeds from disposal of property and equipment	27	13
Net cash used in investing activities	(50,310)	(45,687)
Financing Activities:
Proceeds from long-term bank borrowings	—	25,000
Repayment of long-term bank borrowings	(3,897)	(2,836)
Proceeds from short-term bank borrowings	—	81,202
Repayment of short-term bank borrowings	(17,695)	(65,581)
Purchase of treasury stock	(526)	(461)
Other financing activities	(80)	19
Net cash provided by (used in) financing activities	(22,198)	37,343
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,095)	1,117
Net increase (decrease) in cash, cash equivalents	(91,376)	8,877
Cash, cash equivalents and restricted cash at beginning of period	303,771	106,236
Cash, cash equivalents and restricted cash at end of period	$212,395	$115,113

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$9,150	$10,282

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30,	November 30,
	2020	2019
Cash and cash equivalents	$207,955	$111,359
Short-term restricted cash	185	65
Long-term restricted cash	$4,255	$3,689
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$212,395	$115,113

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2020

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of November 30, 2020, the Company had 46 warehouse clubs in operation in 12 countries and one U.S. territory (eight in Costa Rica; seven each in Colombia and Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company held the grand opening for its 47th warehouse club, on December 4, 2020 in Bogotá, Colombia. This is the Company’s third warehouse club in the greater metropolitan area of Bogotá and the eighth in Colombia. The Company also plans to open new warehouse clubs in Guatemala City, Guatemala and Portmore, Jamaica in the fall of 2021 and the spring of 2022, respectively. Once these two new clubs are open, the Company will operate 49 warehouse clubs.

PriceSmart continues to invest in technology to increase operational efficiencies that lead to greater value to the member, to gain insights about our members and to enhance overall member experience by offering additional services and time-saving features. Technology developments are driving omni-channel capabilities, including online shopping and services. As of November 30, 2020, the Company offered the Click & Go™ curbside pickup and delivery service in all 13 of its markets. These services provide an alternative and convenient way for members to shop, while reducing physical contact. PriceSmart also operates a package forwarding (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where it operates warehouse clubs.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for annual financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The novel coronavirus (COVID-19) pandemic has severely impacted the economies of the U.S. and the countries where the Company operates. The Company has assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “2020 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of November 30, 2020 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of November 30, 2020 are listed below:

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30,	August 31,
	2020	2020
Short-term restricted cash	$185	$185
Long-term restricted cash (1)	4,255	4,105
Total restricted cash	$4,440	$4,290

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

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $54.7 million as of November 30, 2020 and $55.4 million as of August 31, 2020.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $8.4 million and $7.0 million as of November 30, 2020 and August 31, 2020, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.9 million and $10.4 million and

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

deferred tax assets of $2.9 million and $2.8 million as of November 30, 2020 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2020	2020
Prepaid expenses and other current assets	$3,313	$1,749
Other non-current assets	26,828	25,851
Total amount of VAT receivables reported	$30,141	$27,600

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2020	2020
Prepaid expenses and other current assets	$12,363	$10,944
Other non-current assets	21,863	20,116
Total amount of income tax receivables reported	$34,226	$31,060

Lease Accounting – The Company’s leases are operating leases for warehouse clubs and non-warehouse club facilities such as corporate headquarters, regional offices, and regional distribution centers. The Company determines if an arrangement is a lease and classifies it as either a finance or operating lease at lease inception. Operating leases are included in Operating lease right-of-use assets, net; Operating lease liabilities, current portion; and Long-term operating lease liabilities on the consolidated balance sheets. The Company does not have finance leases.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Merchandise Inventories – Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or net realizable value. The Company provides for estimated inventory losses and obsolescence based on a percentage of sales. The provision is adjusted every reporting period to reflect the trend of actual physical inventory and cycle count results. In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the three months ended November 30, 2020, the Company reissued approximately 96,400 treasury shares.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2020 Annual Report on Form 10-K.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2020 and August 31, 2020.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Revenue Recognition – The accounting policies and other disclosures such as the disclosure of disaggregated revenues are described in “Note 3 – Revenue Recognition”.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three months ended November 30, 2020 and 2019 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2020	2019
Effect on other comprehensive income/(loss) due to foreign currency translation	$2,761	$(3,724)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income (in thousands):

	Three Months Ended
	November 30,	November 30,
	2020	2019
Currency loss	$(1,492)	$(1,657)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 848 ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 740 ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt ASU No. 2019-12 on September 1, 2021, the first quarter of fiscal year 2022. The Company is currently evaluating the impact adoption of this guidance may have on the Company’s consolidated financial statements.

FASB ASC 715 ASU 2018-14 – Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits (Topic 715-20). The standard amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other post-retirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company expects to adopt ASU No. 2018-14 on September 1, 2021, the first quarter of fiscal year 2022. The Company is currently evaluating the impact adoption of this guidance may have on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Adopted

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

Additionally, the amendments in this ASU require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted ASU No. 2018-15 on a prospective basis on September 1, 2020, the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 820 ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 adds new disclosure requirements for Level 3 measurements. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2018-13 on a prospective basis on September 1, 2020, the

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 350 ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, entities should now perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on a prospective basis on September 1, 2020, the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 326 ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the FASB’s guidance on the impairment of financial instruments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to clarify and address certain items related to the amendments in ASU 2016-13. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the amendments on a prospective basis on September 1, 2020, the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three month period ended November 30, 2020, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of November 30, 2020 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.

Net Merchandise Sales.  The Company recognizes net merchandise sales revenue, net of sales taxes, on transactions where the Company has determined that it is the principal in the sale of merchandise. These transactions may include shipping commitments and/or shipping revenue if the transaction involves delivery to the customer.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

amounts remitted to the respective merchandise vendors, as the Company is acting as an agent and is not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. Our membership policy allows members to cancel their membership in the first 60 days and receive a full refund. After the 60-day period, membership refunds are prorated over the remaining term of the membership. The Company has significant experience with membership refund patterns and expects membership refunds will not be material. Therefore, no refund reserve was required for the periods presented. Membership fee revenue is included in membership income in the Company's consolidated statements of income. The deferred membership fee is included in deferred income in the Company's consolidated balance sheets.

Platinum Points Reward Programs. The Company currently offers Platinum memberships in twelve of its thirteen countries.  The annual fee for a Platinum membership is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

	Contract Liabilities
	November 30, 2020	August 31, 2020
Deferred membership income	$24,522	$23,051
Other contract performance liabilities	$8,104	$5,190

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2020	November 30, 2019
Foods & Sundries	$418,374	$392,805
Fresh Foods	235,289	215,238
Hardlines	112,785	90,804
Softlines	40,329	40,324
Other Business	31,592	39,557
Net Merchandise Sales	$838,369	$778,728

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table sets forth the computation of net income per share for the three months ended November 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2020	2019
Net income attributable to PriceSmart, Inc.	$27,737	$19,728
Less: Allocation of income to unvested stockholders	(459)	(258)
Net income attributable to PriceSmart, Inc. per share available for distribution	$27,278	$19,470
Basic weighted average shares outstanding	30,398	30,277
Add dilutive effect of performance stock units (two-class method)	22	7
Diluted average shares outstanding	30,420	30,284
Basic net income per share	$0.90	$0.64
Diluted net income per share	$0.90	$0.64

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2021. The following table summarizes the dividends declared and paid during fiscal year 2020.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	2,761	31	2,792
Defined benefit pension plans (1)	93	—	93
Derivative instruments (2)	308	—	308
Ending balance, November 30, 2020	$(173,658)	$165	$(173,493)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(3,724)	34	(3,690)
Defined benefit pension plans (1)	26	—	26
Derivative Instruments (2)	513	—	513
Ending balance, November 30, 2019	$(147,524)	$54	$(147,470)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(29,413)	114	(29,299)
Defined benefit pension plans (1)	(79)	—	(79)
Derivative Instruments (2)	(5,803)	—	(5,803)
Amounts reclassified from accumulated other comprehensive income (loss)	2,814	—	2,814
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)

(1)Amounts reclassified from accumulated other comprehensive loss related to the minimum pension liability are included in warehouse club and other operations in the Company's consolidated statements of income.

(2)Refer to Note 8 - Derivative Instruments and Hedging Activities.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2020	2020
Retained earnings not available for distribution	$8,800	$8,726

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Income Taxes – For interim reporting, the Company uses an estimated annual effective tax rate (AETR), pursuant to ASC 740-270, to calculate income tax expense. Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating its ability to recover deferred tax assets in the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

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

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no significant changes in the Company's uncertain income tax positions since August 31, 2020.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2020 and August 31, 2020, the Company has recorded within other accrued expenses and other current liabilities a total of $2.3 million and $2.5 million, respectively, for various non-income tax related tax contingencies.

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

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.9 million and $10.4 million and deferred tax assets of $2.9 million and $2.8 million as of November 30, 2020 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2020 and August 31, 2020, the Company had approximately $8.2 million and $5.1 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of November 30, 2020, the Company did not have any pending land purchase option agreements.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2020 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$57	$7,075	$99	$7,174
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	89	3,518	785	4,303
Total		$6,809	$3,638	$146	$10,593	$884	$11,477

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2020	$121,000	$47,349	$125	$73,526	2.9%
August 31, 2020	$81,210	$65,143	$388	$15,679	3.7%

As of November 30, 2020 and August 31, 2020, the Company had approximately $40.0 million of short-term facilities in the U.S. As of November 30, 2020 and August 31, 2020, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. Each of the facilities expires annually except for the U.S. facility, which expires bi-annually. The facilities are normally renewed.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table provides the changes in long-term debt for the three-months ended November 30, 2020:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2020	$19,437	$112,610	$132,047	(1)
Regularly scheduled loan payments	(287)	(3,610)	(3,897)
Reclassifications of long-term debt due in the next 12 months	625	(625)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(4)	(271)	(275)
Balances as of November 30, 2020	$19,771	$108,104	$127,875	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $158.6 million. No cash assets were assigned as collateral for these loans.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)The carrying amount of non-cash assets assigned as collateral for these loans was $154.1 million. No cash assets were assigned as collateral for these loans.

As of November 30, 2020, the Company had approximately $104.0 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2020, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2020, the Company had approximately $107.4 million of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2021	$19,771
2022	15,455
2023	23,906
2024	23,335
2025	7,777
Thereafter	37,631
Total	$127,875

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash Flow Hedges

As of November 30, 2020, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2020:

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

For the three months ended November 30, 2020 and 2019, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2020	$642	$925	$1,567
Interest expense for the three months ended November 30, 2019	$1,014	$261	$1,275

(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)This amount is representative of the interest expense recognized on the interest rate swaps and cross-currency swaps designated as cash flow hedging instruments.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2020	2020
Union Bank	$33,575	$33,894
Citibank N.A.	54,541	55,086
Scotiabank	11,250	11,625
Total	$99,366	$100,605

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2020			August 31, 2020
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$144	$(43)	$101	$872	$(265)	$607
Interest rate swaps	Other long-term liabilities	(3,531)	825	(2,706)	(3,857)	898	(2,959)
Cross-currency interest rate swaps	Other long-term liabilities	(1,790)	541	(1,249)	(828)	248	(580)
Net fair value of derivatives designated as hedging instruments		$(5,177)	$1,323	$(3,854)	$(3,813)	$881	$(2,932)

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. As of November 30, 2020, the Company did not have any material non-deliverable forward foreign-exchange contracts.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of November 30, 2020, the Company does not have any contracts not designated as hedging instruments.

For the three months ended November 30, 2020 and 2019, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
Income Statement Classification	2020	2019
Other expense, net	$—	$(1,270)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2020
Revenue from external customers	$23,617	$494,692	$258,516	$100,607	$—	$877,432
Intersegment revenues	350,103	4,736	1,146	1,129	(357,114)	—
Depreciation, Property and equipment	1,665	7,694	3,792	1,735	—	14,886
Amortization, Intangibles	599	—	—	—	—	599
Operating income	5,742	34,445	21,594	5,565	(22,815)	44,531
Net income (loss) attributable to PriceSmart, Inc.	(372)	29,238	17,170	4,596	(22,895)	27,737
Long-lived assets (other than deferred tax assets)	81,277	472,892	178,879	159,459	—	892,507
Intangibles, net	9,566	—	—	—	—	9,566
Goodwill	10,695	24,317	10,111	—	—	45,123
Total assets	212,434	771,933	436,418	257,210	—	1,677,995
Capital expenditures, net	1,218	7,544	2,458	8,539	—	19,759

Three Months Ended November 30, 2019
Revenue from external customers	$17,339	$466,802	$235,017	$92,783	$—	$811,941
Intersegment revenues	349,950	4,045	1,202	536	(355,733)	—
Depreciation, Property and equipment	1,348	6,882	3,966	2,018	—	14,214
Amortization, Intangibles	599	—	—		—	599
Operating income	2,587	31,700	11,810	4,524	(19,907)	30,714
Net income (loss) attributable to PriceSmart, Inc.	(724)	26,751	10,318	3,271	(19,888)	19,728
Long-lived assets (other than deferred tax assets)	84,117	471,366	177,742	143,818	—	877,043
Intangibles, net	11,977	—	—	—	—	11,977
Goodwill	10,695	24,532	10,198	—	—	45,425
Total assets	168,375	754,364	369,575	231,797	—	1,524,111
Capital expenditures, net	629	15,243	4,520	20,834	—	41,226

As of August 31, 2020
Long-lived assets (other than deferred tax assets)	$81,008	$475,744	$177,166	$146,862	$—	$880,780
Intangibles, net	10,166	—	—	—	—	10,166
Goodwill	10,696	24,418	10,092	—	—	45,206
Total assets	272,190	741,523	395,244	247,868	—	1,656,825

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2020 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in the Company’s markets, natural disasters, compliance risks, volatility in currency exchange rates, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, cybersecurity breaches that could cause disruptions in our systems or jeopardize the security of member or business information, cost increases from product and service providers, interruption of supply chains, COVID-19 related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impact, the impact of government policies and restrictions that have limited access for our members, and shifts in demand away from discretionary or higher priced products to lower priced products, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2020. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three months ended November 30, 2020 and 2019 and should be read in conjunction with the consolidated financial statements, and the accompanying notes included therein.

Overview

PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia. We also function as a wholesale supplier to a retailer in the Philippines. We sell high quality brand name and private label consumer products, offer prepared foods through our bakeries and food courts with the option for delivery, and in certain clubs we provide services such as optical and tires at low prices to individuals and businesses. Historically, our typical warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, we operate smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs are an alternative intended to serve markets where the population is likely to support a smaller club or densely populated urban areas where it is challenging to secure sufficient real estate at a reasonable cost for a larger club. We believe this smaller format has the potential to expand our geographic reach in existing markets and provide more convenience for our members. We continue to invest in technology to increase efficiencies and to enhance the member shopping experience with omni-channel capabilities, including e-commerce online shopping. Most notably, the Company launched its Click & Go™ online order, curbside pickup and delivery service, in fiscal 2020, which provides contactless shopping in all 13 of our markets.

We believe that our business success depends on our ability to be the low-cost, high-quality operators in our markets and, in turn, to offer the best value on attractive products and services in a safe and responsible environment.  We believe that lower prices on products and services drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our members, validating the annual membership investment that they make.

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our members. To reduce the risk of supply chain disruption, we have developed greater supply chain flexibility between our U.S. and regional distribution centers, which provides us increased flexibility amidst this evolving global environment. We continue to explore ways to deliver value, improve efficiency, reduce costs and ensure a flow of high quality, curated merchandise to our warehouse clubs.

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

The number of warehouse clubs as of November 30, 2020 for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	November 30, 2019	November 30, 2020
Costa Rica	7	8
Colombia	7	7
Panama	7	7
Dominican Republic	5	5
Trinidad	4	4
Guatemala	4	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	45	46

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. We held the grand opening of our newest warehouse club in Bogotá, Colombia on December 4, 2020, bringing to 47 the total number of warehouse clubs in operation. This warehouse club is located within the Usaquén locality on the northern side of Bogotá, Colombia. The Usaquén club is our third warehouse club in the greater metropolitan area of Bogotá and eighth in Colombia.

While we continue to closely monitor developments arising from the outbreak of COVID-19 and recognize that the potential social and economic impacts in the markets where we operate and any resulting consequences to our results of operations and cash flow remain unknown, we have decided to proceed with the construction of two standard format warehouse clubs on land we previously acquired. First, will be a warehouse club located within the Zone 5 locality of Guatemala City, Guatemala, which will be our fifth warehouse club located in Guatemala. We expect to open this warehouse club in the first quarter of fiscal 2022. Second, will be a warehouse club located within the city of Portmore, Jamaica. Portmore is a suburb west of the capital city of Kingston. We expect to open this warehouse club, which will be our second warehouse club in Jamaica, in the third quarter of fiscal 2022.

We also operate a package forwarding business (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Factors Affecting Our Business

The COVID-19 pandemic resulted in significant challenges across our 13 markets in the second half of fiscal 2020. Many markets imposed limitations, varying by market and in frequency, on access to the Company’s clubs and on the Company’s club operations, including in some cases frequent temporary club closures, a reduction in the number of days during the week and hours per day the Company’s clubs are permitted to be open, restrictions on segments of the population permitted to shop or circulate on particular days, and significant limits on the number of people permitted to be in the club at the same time. We also experienced product mix shifts due to changing consumer habits, decreases in purchases by many business members, particularly restaurants and hotels, and sporadic supply chain challenges, which can impact inventory levels. In response, early in calendar year 2020 we identified four main priorities:

•Protect the safety and well-being of our employees and our members.

•Take proactive measures to protect our supply chain.

•Expand technology-enabled shopping.

•Manage cash and capital resources.

Our priorities today remain the same and have become an integral part of our normal, everyday business operations. However, due to the unpredictability of the duration and intensity of the COVID-19 pandemic, we continue to see periodic reinstatements of stay-at-home orders and other restrictions. In addition, we expect continued uncertainty in the economies of our markets as a result of the pandemic and expect volatility in employment trends, industry and consumer confidence; volatility in foreign currency exchange rates and commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. Yet, as we have adapted to this continuing crisis, we are focused on opportunities for the future. We have decided to move forward with plans to construct two new warehouse clubs. One in Portmore, Jamaica and the other in Guatemala City, Guatemala. Although we do expect some transfer of sales from the existing warehouse clubs that are in close proximity to these new locations, these locations provide opportunity for incremental membership, net merchandise sales growth, and greater convenience for our existing members.

Our Click & Go™ curbside and delivery service contributed approximately 3.1% of total net merchandise sales for the fiscal first quarter ended November 30, 2020. The demand for delivery through our Click &Go™ service has been increasing and represents a growing proportion of total Click & Go™ sales. Developing greater efficiencies remains a priority especially within these new sales channels. We believe that Click & Go™ curbside and delivery services will remain important alternative shopping methods and provide increased value for our members by enabling them to leverage their membership across multiple shopping platforms. We also see value in the insights gained by communicating with our members through a variety of our online channels. Beyond Click & Go™, we continue to invest in technology to increase efficiencies, enhance our member experience by enabling additional omni-channel capabilities, and finding new ways to generate value and benefits for our members and the Company.

Increasing “same store” sales is an important element of our growth strategy.  We believe that there is a number of ways to increase same store sales. We are committed to increasing same store sales by increasing the number of member transactions and by increasing the average ticket. We have started or recently completed expansions and/or remodels of several clubs in our Central America segment in fiscal 2021 that we believe will contribute to same store sales growth. Also, at the end of fiscal year 2020 we had our first “Membership Appreciation Week” promotion, and at end of our first quarter of fiscal 2021, we expanded the duration of our “Smart Week” promotion and held it across all of our markets. We have also increased our digital marketing efforts, which has resulted in enhanced reach and visibility of our promotions, contributing to the success of these programs.

In an effort to provide healthy options for our members, we source additional high quality fresh products through our Direct Farm Program. We believe that our Direct Farm Program reduces costs and improves quality on our fresh produce offerings, while simultaneously supporting local farmers and industry. Our produce distribution centers allow us to provide farm-to-table produce quicker and more efficiently. We opened two produce distribution centers in fiscal 2020 and expect to continue to expand this program and build additional produce distribution centers as we expand into more of our markets in fiscal 2021.

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, and foreign direct investments. Global and local travel restrictions and the general slowdown in global economic activity as a result of COVID-19 have significantly impacted and may continue to impact the economies in our markets, causing significant declines in GDP and employment and devaluations and illiquidity of local currencies against the U.S. dollar. In general, positive conditions in the broader economy promote greater member spending in our warehouse clubs, and economic weakness generally results in a reduction of customer spending.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first three months of fiscal year 2021 and 2020, approximately 77.8% and 77.0%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.5% and 52.0% were comprised of sales of products we purchased in U.S. dollars for each period, respectively.

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

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our members. Demographic characteristics within each of our markets can affect both the overall level of sales and future sales growth opportunities. Island markets such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size. Countries with smaller upper and middle class consumer populations, such as Honduras, El Salvador, Jamaica and Nicaragua, offer growth potential but may have a more limited market opportunity for sales growth as compared to more developed countries with larger or growing upper and middle class consumer populations.

Political and other factors in each of our markets may have significant effects on our business. U.S. foreign policy can also have an impact on the social and economic stability in the countries where we operate. For example, the transition in the U.S. Government, as a result of the recent presidential election, could result in changes in U.S. foreign policy towards Latin America that could impact the business environment in the countries we serve.

Our operations are subject to volatile weather conditions and natural disasters. In November 2020, Hurricanes Eta and Iota brought severe rainfall, winds, and flooding to a significant portion of Central America, especially Honduras, that caused significant damage to parts of that country’s infrastructure. Although our warehouse clubs in the region are operating normally and we have been able to manage our supply chain to keep our warehouse clubs stocked with merchandise, the combination of the COVID-19 pandemic and the damage caused by the hurricanes could adversely impact our overall sales and profit performance in the future.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or to otherwise redeploy these funds in our Company, increasing our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. We continued to experience significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies during fiscal 2020, with a further deterioration and the problem becoming more acute in August 2020 and into the second quarter of fiscal year 2021. We are working with our banks in Trinidad and government officials to source tradeable currencies, but until more U.S. dollars or other tradeable securities become available, this illiquidity condition is likely to continue. As of November 30, 2020, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $100.5 million, an increase of $20.9 million from August 31, 2020 when these same balances were approximately $79.6 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the recently elected government has publicly stated it has no intention to devalue the Trinidad dollar, the Trinidad government could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $20.1 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of November 30, 2020, we had a U.S. dollar denominated monetary liability position of approximately $14.4 million in Trinidad (net of U.S. dollar denominated assets) that would produce a loss from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on

Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary liabilities would be an approximate $2.9 million loss.

We are carefully monitoring the situation in Trinidad and are taking various steps to mitigate the risks. For example, as liquidity conditions have tightened, we have methodically raised prices on imported goods and have sought to shift the purchase of certain goods to local sources, where appropriate. Additionally, we are actively seeking to exchange Trinidad dollars for tradeable currencies, in order to manage our exposure to any potential devaluation. Moreover, in the first quarter of fiscal 2021, we began limiting shipments of goods from the U.S. to Trinidad. As a result, beginning in the second quarter of fiscal 2021, our Trinidad subsidiary will not carry its usual mix and quantity of merchandise. We believe this reduction in imported merchandise will negatively impact sales in Trinidad in our second fiscal quarter by an estimated $14.0 million to $18.0 million. We plan to increase or decrease shipments from the U.S. in line with our ability to exchange Trinidad dollars for other hard currencies.

Our Barbados subsidiary also recently began facing a U.S. dollar liquidity situation. The Barbados dollar has a conventional fixed-peg currency arrangement, in which the Barbados dollar exchange rate is fixed to the U.S. dollar. Thus, although we do not expect a devaluation of this currency, at this time, as of November 30, 2020, our Barbados subsidiary had Barbados dollar denominated cash and cash equivalents measured in U.S. dollars of approximately $12.8 million, which cannot be readily converted to U.S. dollars for general use within the Company.

Mission and Business Strategy

Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by serving our members in emerging and developing markets, with safe, clean buildings, equipment and work environment, and by providing good jobs, fair wages and benefits, quality merchandise and services at compelling prices that are made accessible to a broader segment of the population, while treating our suppliers right, empowering them where we can, and conducting ourselves in a socially responsible manner and by respecting the environment and the laws of all the countries in which we operate. To do this, we make available a wide range of high quality, curated merchandise sourced from around the world at good value. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to satisfy our members’ shopping expectations, create additional efficiencies in the supply chain and better understand and serve our members’ needs to play greater role in their lives. We strive to establish a relationship with our members that enhances their lives with quality goods and services and offers a shopping experience that blends the excitement and appeal of our brick and mortar business with the convenience of online shopping and services.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable club net merchandise sales, membership income and total revenues. Our investments are geared toward creating greater efficiencies, which enable us to offer lower prices, better services, enhanced convenience and exciting experiences for our members, which we believe will support membership renewals and sustained growth for the Company. However, these investments can impact near-term results, such as when we invest in technology and talent that are expected to yield long-term benefits or when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income. When we open a new warehouse club in an existing market, which may reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs, we do so to enhance the member experience, grow membership and support long-term sales growth and profitability.

Financial highlights for the first quarter of fiscal year 2021 included:

•Total revenues increased 8.1% over the comparable prior year period.

•Net merchandise sales increased 7.7% over the comparable prior year period. We ended the quarter with 46 warehouse clubs compared to 45 warehouse clubs at the end of the first quarter of fiscal 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 3.5% versus the comparable three-month period.

•Comparable net merchandise sales (that is, sales in the 43 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended November 29, 2020 increased 3.6%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 3.5%.

•Membership income for the first quarter of fiscal 2021 decreased 3.3% to $13.3 million primarily due to a decline in the overall account base because of a decrease in in-club traffic from COVID-19.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 16.2% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16.1%, an increase of 120 basis points (1.2%) from the same period in the prior year. The increase is attributable to more focused merchandising strategies, inventory management, and pricing actions to offset foreign currency exchange costs.

•Operating income for the first quarter of fiscal 2021 was $44.5 million, an increase of 45.0%, or $13.8 million, compared to the first quarter of fiscal 2020.

•We recorded a $1.5 million net currency loss from currency transactions in the first quarter of fiscal 2021 compared to a $1.7 net currency loss in the same period last year.

•Our effective tax rate increased in the first quarter of fiscal 2021 to 32.9% from 32.2% in the first quarter of fiscal 2020 primarily from the unfavorable impact in the current period from the effect of changes in foreign currency value and related adjustments.

•Net income attributable to PriceSmart for the first quarter of fiscal 2021 was $27.7 million, or $0.90 per diluted share, compared to $19.7 million, or $0.64 per diluted share, in the first quarter of fiscal 2020.

COMPARISON OF THE three months ended November 30, 2020 and 2019

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2020 with the three-month period ended on November 30, 2019 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2020 and 2019.

	Three Months Ended
	November 30, 2020				November 30, 2019
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$485,040	57.8%	$28,289	6.2%	$456,751	58.6%
Caribbean	254,606	30.4	23,455	10.1	231,151	29.7
Colombia	98,723	11.8	7,897	8.7	90,826	11.7
Net merchandise sales	$838,369	100.0%	$59,641	7.7%	$778,728	100.0%

Comparison of Three Months Ended November 30, 2020 and 2019

Overall, total net merchandise sales grew 7.7% for the first quarter ended November 30, 2020 compared to the same quarter in the prior year. The increase resulted from a 15.9% increase in average ticket, partially offset by a 7.1% decrease in transactions. Transactions represent the total number of visits our members make to our warehouse clubs and Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our members spend on each visit or Click & Go™ order.

During the first quarter of fiscal year 2021, net merchandise sales were positively impacted by a higher average ticket for the period, but the number of transactions decreased in comparison to the three-month period ended November 30, 2019, as the COVID-19 pandemic has reduced the number of visits our members make due to governmental restrictions and/or health concerns regarding the virus. In addition, during the last week of November 2020, we held our Smart Week promotion across all of our markets for an entire week, compared to the Smart Weekend promotion we held only in the Caribbean segment for one weekend the previous year. Lastly, we had 46 clubs in operation as of November 30, 2020 compared to 45 clubs as of November 30, 2019. Two of our warehouse clubs opened in late October and mid-November of 2019 and therefore, had sales activity for an entire quarter in the current fiscal year compared to only a partial quarter in the comparable prior year period.

Net merchandise sales in our Central America segment increased 6.2% for the first quarter ended November 30, 2020 compared to the same period last year. This increase had a 370 basis point (3.7%) positive impact on total net merchandise sales growth. All of the growth in this market is attributable to the three new clubs in this segment that were not open for the entire quarter in the comparable prior year period.

Net merchandise sales in our Caribbean segment grew 10.1% for the first quarter ended November 30, 2020 compared to the same period last year. This increase had a 300 basis point (3.0%) positive impact on total net merchandise sales growth. Our Dominican Republic and Trinidad markets led the way in this segment with 18.4% and 11.9% growth, respectively. Both markets have continued to perform well in the current COVID-19 pandemic, despite our Dominican Republic market experiencing significant foreign currency devaluation compared to the prior year period.

Net merchandise sales in our Colombia segment increased 8.7% for the first quarter ended November 30, 2020 compared to the same period last year. The increase for the three-month period had a 100 basis point (1.0%) positive impact on total net merchandise sales growth. Although the traffic decreased during the first quarter of fiscal 2021 compared to the same three-month period of the prior year, average ticket increased considerably. Relative to some of our other large markets, Colombia had a much smaller decrease in traffic during the first three months of fiscal 2021 as the COVID-19 related restrictions eased during the period and members returned to more normalized shopping patterns in our warehouse clubs.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three-month period ended November 30, 2020. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	November 30, 2020
	Amount	% change
Central America	$(7,463)	(1.7)%
Caribbean	(10,264)	(4.4)
Colombia	(9,701)	(10.7)
Net merchandise sales	$(27,428)	(3.5)%

Overall, the effects of currency fluctuations within our markets had an approximate $27.4 million, or 350 basis point (3.5%), negative impact on net merchandise sales for quarter ended November 30, 2020.

Currency fluctuations had a $7.5 million, or 170 basis point (1.7%), negative impact on net merchandise sales in our Central America segment for the three months ended November 30, 2020. The currency fluctuations contributed approximately 100 basis points (1.0%) of the total negative impact on total net merchandise sales. This is primarily due to the Costa Rica market currency devaluation when compared to the same period a year ago.

Currency devaluations had a $10.3 million, or 440 basis point (4.4%), negative impact on net merchandise sales in our Caribbean segment for the three months ended November 30, 2020. The currency devaluations contributed approximately 130 basis points (1.3%) of the total negative impact on total net merchandise sales for the quarter. Jamaica and the Dominican Republic markets both experienced currency devaluation when compared to the same period last year.

Currency devaluations had a $9.7 million, or 1,070 basis point (10.7%), negative impact on net merchandise sales in our Colombia segment for the three months ended November 30, 2020. The currency devaluations contributed approximately 120 basis points (1.2%) to the total negative impact on total net merchandise sales.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our four warehouse clubs opened during calendar year 2019 and the one club opened during calendar year 2020, will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales include 43 warehouse clubs for the thirteen week period ended November 29, 2020.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen-week period ended November 29, 2020 and December 1, 2019.

	Thirteen Weeks Ended
	November 29, 2020	December 1, 2019
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	(0.7)%	1.8%
Caribbean	9.9	2.1
Colombia	8.6	(5.2)
Consolidated comparable net merchandise sales	3.6%	1.0%

Comparison of Thirteen-Week Periods Ended November 29, 2020 and December 1, 2019

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended November 29, 2020 increased 3.6%.

Comparable net merchandise sales in our Central America segment decreased 0.7% for the thirteen-week period ended November 29, 2020. This decrease contributed approximately 40 basis points (0.4%) of negative impact in total comparable merchandise sales.

For the thirteen weeks ended November 29, 2020, strong performance in our Honduras, El Salvador and Nicaragua markets, contributed approximately 150 basis points (1.5%) of positive impact on the segments comparable net merchandise sales, which was offset by a 190 basis point (1.9%) decrease in Panama, Costa Rica, and Guatemala. During the quarter, Panama and Guatemala experienced sales transfers from existing clubs included in the comparable net merchandise sales calculation to new clubs not included in the calculation, and Costa Rica experienced foreign exchange headwinds, with the Costa Rica Colón devaluing versus the comparable prior year period.

Comparable net merchandise sales in our Caribbean segment increased 9.9% for the thirteen-week period ended November 29, 2020. This increase contributed approximately 300 basis points (3.0%) of positive impact in total comparable merchandise sales.

For the thirteen weeks ended November 29, 2020, most of the markets in our Caribbean segment showed double-digit comparable sales growth compared to the same period in the prior year. Trinidad and the Dominican Republic contributed 270 basis points (2.7%) of positive impact on the segment. Up through this quarter, both markets performed well in the current COVID-19 pandemic, despite a significant foreign currency exchange devaluation compared to the prior year period in the Dominican Republic.

Comparable net merchandise sales in our Colombia segment increased 8.6% for the thirteen-week period ended November 29, 2020. This increase contributed approximately 100 basis points (1.0%) of positive impact in total comparable merchandise sales. Average ticket grew compared to the prior year three-month period and is the primary driver of the increase as COVID-19 restrictions eased during the period and members were more easily able to shop in our warehouse clubs.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the thirteen-week period ended November 29, 2020.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	November 29, 2020
	Amount	% change
Central America	$(7,206)	(1.6)%
Caribbean	(10,253)	(4.4)
Colombia	(9,533)	(10.5)
Consolidated comparable net merchandise sales	$(26,992)	(3.5)%

Overall, the mix of currency fluctuations within our markets had an approximate $27.0 million, or 350 basis point (3.5%), negative impact on comparable net merchandise sales for the thirteen-week period ended November 29, 2020.

Currency fluctuations within our Central America segment accounted for approximately 90 basis points (0.9%) of negative impact in total comparable merchandise sales for the thirteen-week period. Our Costa Rica market experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Caribbean segment accounted for approximately 130 basis points (1.3%) of the negative impact on total comparable merchandise sales for the thirteen-week period ended November 29, 2020. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency devaluations within our Colombia segment accounted for approximately 130 basis points (1.3%) of the negative impact on total comparable merchandise sales for the thirteen-week period ended November 29, 2020. This reflects the devaluation of the Colombian peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	November 30,				November 30,
	2020				2019
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$7,875	$(421)	(5.1)%	1.6%	$8,296
Membership income - Caribbean	3,711	34	0.9	1.5	3,677
Membership income - Colombia	1,713	(60)	(3.4)	1.7	1,773
Membership income - Total	$13,299	$(447)	(3.3)%	1.6%	$13,746

Number of accounts - Central America	839,387	(30,286)	(3.5)%		869,673
Number of accounts - Caribbean	427,871	(8,222)	(1.9)		436,093
Number of accounts - Colombia	314,160	(23,863)	(7.1)		338,023
Number of accounts - Total	1,581,418	(62,371)	(3.8)%		1,643,789

Comparison of Three Months Ended November 30, 2020 and 2019

The number of member accounts as of November 30, 2020 was 3.8% lower than the prior year period. Membership income decreased 3.3% over the three month period ended November 30, 2020, compared to the prior-year period.

Membership income declined in Central America and Colombia while staying flat in our Caribbean segment due to a declining membership base in the second half of fiscal year 2020 as a result of lower member traffic in our clubs during the COVID-19 pandemic. Although the membership base is down compared to the comparable prior-year period, we have seen incremental increases in our membership base since the end of our last fiscal year. Since August 31, 2020, all segments have increased their membership base. Colombia had the largest increase in membership base in the first quarter with 3.7% growth, followed by Central America with a 1.3% increase and the Caribbean with a 0.3% increase.

We began offering our Platinum membership program in Nicaragua in October 2020 and we intend to expand our Platinum membership program to our one remaining market this fiscal year. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership program provides members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction.

Our trailing twelve-month renewal rate was 81.9% and 86.1% for the periods ended November 30, 2020 and November 30, 2019, respectively. Historically, membership renewals have been transacted primarily at the registers in the club at the time of purchase of merchandise or services when a membership has expired. The renewal rate decline contributed to the overall decrease in membership accounts of 3.8% over the same period because of a significant decline of in-club traffic in some of our markets due to governmental COVID-19 movement restrictions on their respective general populaces. Reductions in in-club traffic resulting from the COVID-19 pandemic and a notable increase in online traffic due to our launch of a new online catalogue and Click & Go™ services have driven increased sign-ups and renewals completed online. Approximately 11% and 2% of our membership sign-ups were completed using our online platform for the periods ended November 30, 2020 and 2019, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2020			November 30, 2019
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$12,655	$3,810	43.1%	$8,845
Miscellaneous income	1,497	(112)	(7.0)	1,609
Rental income	731	(8)	(1.1)	739
Other revenue	$14,883	$3,690	33.0%	$11,193

Comparison of Three Months Ended November 30, 2020 and 2019

Other revenue for the three months ended November 30, 2020 includes non-merchandise revenue generated by the marketplace and casillero operations of a company we acquired in March 2018, primarily from freight and handling charges for online orders placed from customers in Latin America to retailers in the United States and delivered to locations throughout Latin America. The primary driver of the $3.7 million increase in other revenue is due to a $3.8 million increase in non-merchandise revenue compared to the prior year from higher package volume in our marketplace and casillero operations during the current quarter compared to the comparable prior year period.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2020	November 30, 2019	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$838,369	$778,728	$59,641
Total gross margin	$134,750	$116,004	$18,746
Total gross margin percentage	16.1%	14.9%	1.2%

Revenues
Total revenues	$877,432	$811,941	$65,491
Percentage change from prior period			8.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase	3.6%	1.0%	2.6%

Total revenue margin
Total revenue margin	$157,556	$136,995	$20,561
Total revenue margin percentage	18.0%	16.9%	1.1%

Selling, general and administrative
Selling, general and administrative	$113,025	$106,281	$6,744
Selling, general and administrative percentage of total revenues	12.9%	13.1%	(0.2)%

Warehouse clubs
Warehouse clubs at period end	46	45	1
Warehouse club sales square feet at period end	$2,267	$2,244	$23

	Three Months Ended
	November 30,	% of	November 30,	% of
Results of Operations Consolidated	2020	Total Revenue	2019	Total Revenue
Operating income - by segment
Central America	$34,445	3.9%	$31,700	3.9%
Caribbean	21,594	2.5	11,810	1.5
Colombia	5,565	0.6	4,524	0.6
United States	5,742	0.7	2,587	0.3
Reconciling Items (1)	(22,815)	(2.6)	(19,907)	(2.5)
Operating income - Total	$44,531	5.1%	$30,714	3.8%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	November 30,	% of	November 30,	% of
	2020	Total Revenue	2019	Total Revenue
Warehouse club and other operations	$84,832	9.7%	$79,373	9.8%
General and administrative	27,521	3.1	25,884	3.2
Pre-opening expenses	602	0.1	953	0.1
Loss on disposal of assets	70	—	71	—
Total Selling, general and administrative	$113,025	12.9%	$106,281	13.1%

Comparison of Three Months Ended November 30, 2020 and 2019

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the three months ended November 30, 2020 was 16.1%, 120 basis points (1.2%) higher than the comparable prior year period. Approximately half of this increase is due to certain pricing actions we took to offset foreign currency exchange costs. In particular, we substantially increased the liquidity premium we factor into our sales prices in Trinidad on our imported merchandise, as we continue to experience a shortage of available U.S. dollars for exchange in that market. Refer to “Item 2. Management’s Discussion & Analysis – Factors Affecting Our Business” for additional discussion. The rest of this improvement is primarily attributable to more focused merchandising strategies and inventory management that primarily resulted from fewer markdowns. Total gross margins increased across all segments with the Central America segment contributing 70 basis points (0.7%), the Caribbean segment contributing 40 basis points (0.4%), and the Colombia segment contributing 10 basis points (0.1%) to the overall increase.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin increased 110 basis points (1.1%) for the three-month period presented, which is the result of the higher total gross margins 120 basis points (1.2%) and higher revenue margins from our casillero and marketplace business in the quarter of 20 basis points (0.2%). This increase was offset by 20 basis points (0.2%) from lower membership income and 10 basis points (0.1%) from fewer margin dollars as a percentage of total revenue from our export sales business.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $6.7 million compared to the prior year but decreased as a percentage of total revenue, declining 20 basis points (0.2%) to 12.9% of total revenues compared to 13.1% of total revenues in the first quarter of fiscal year 2020.

Warehouse club and other operations expenses decreased to 9.7% of total revenues compared to 9.8% for the first quarter of fiscal year 2020. Higher comparable sales growth resulted in a lower warehouse club operations expense ratio in Colombia, Trinidad and the Dominican Republic. These savings were offset by the lower comparable sales growth in Panama, Guatemala, Costa Rica, and Honduras, which had increased warehouse expenses as a percent of sales. Panama, Guatemala, and Costa Rica all have new clubs that had not reached sales maturity as of November 30, 2020, thus increasing the operational expense ratios in those markets.

General and administrative expenses decreased to 3.1% of total revenues compared to 3.2% for the first quarter of fiscal year 2020. The 10 basis point (0.1%) decrease as a percentage of total revenue is primarily a result of improved leverage from the 8.1% consolidated revenue growth quarter over quarter. The total increase in general and administrative expenses of $1.6 million is primarily due to our continued investments to support our technology development, talent acquisition, and employee development.

Pre-opening expenses, as a percentage of total revenues, remained flat at 0.1% for the three-month periods ended November 30, 2020 and November 30, 2019.

Operating income in the first quarter of fiscal year 2021 increased to $44.5 million (5.1% of total revenue) compared to $30.7 million (3.8% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars primarily from net merchandise sales of 110 basis points (1.1%) and a 20 basis point (0.2%) increase due to leveraging of selling, general and administrative expenses over the comparable prior-year period. These were the primary factors for the overall 130 basis point (1.3%) as percentage of total revenue increase in operating income.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	November 30,		November 30,
	2020		2019
	Amount	Change	Amount
Interest expense on loans	$1,725	$460	$1,265
Interest expense related to hedging activity	925	664	261
Less: Capitalized interest	(617)	47	(664)
Net interest expense	$2,033	$1,171	$862

Comparison of Three Months Ended November 30, 2020 and 2019

Net interest expense increased for the three-month period ended November 30, 2020 primarily due to higher average long-term loan balances to fund our capital projects and recent drawdowns on short-term lines of credit as part of our COVID-19 related efforts to secure cash. The increase in interest expense related to hedging activity is a result of the incremental loans and their related cross-currency interest rate hedges for our Colombia subsidiary.

Other expense, net

Other expense, net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the receipt of a one-time indemnification payment from a business combination escrow account.

	Three Months Ended
	November 30,			November 30,
	2020			2019
	Amount	Increase from prior year	% Change	Amount
Other expense, net	$(1,545)	$(560)	56.9%	$(985)

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

Comparison of Three Months Ended November 30, 2020 and 2019

For the three-month period ended November 30, 2020 the primary driver of Other expense, net included a $1.5 million loss associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions. The primary impacts were from a strengthening of the Jamaican dollar, which resulted in a loss recognized on our net USD asset position in that market and from higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	November 30,		November 30,
	2020		2019
	Amount	Increase from prior year	Amount
Provision for income taxes	$13,618	$4,215	$9,403
Effective tax rate	32.9%		32.2%

Comparison of Three Months Ended November 30, 2020 and 2019

For the three months ended November 30, 2020, the effective tax rate was 32.9%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable net impact of 1.6% resulting from changes in income tax liabilities for uncertain tax positions;

•The comparably unfavorable impact of 3.3% in the current period from the effect of changes in foreign currency value and related adjustments; and

•A comparably favorable net impact of 1.1% in the current period resulting from the reduced impact of the loss of benefit of foreign tax credits due to the higher income before the provision for income taxes for the quarter.

Other Comprehensive Income (Loss)

	Three Months Ended
	November 30,			November 30,
	2020			2019
	Amount	Increase from prior year	% Change	Amount
Other comprehensive income (loss)	$3,162	$6,347	199.3%	$(3,185)

Comparison of Three Months Ended November 30, 2020 and 2019

Our other comprehensive income of approximately $3.2 million for the three-months ended November 30, 2020 resulted primarily from the comprehensive income of approximately $2.8 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. During the first quarter of fiscal year 2021, the largest translation adjustments were related to the appreciation of the local currencies against the U.S. dollar for our Colombia and Jamaica subsidiaries partially offset by the translation adjustment for the depreciation of the local currency against the U.S. dollar of our Guatemala and Costa Rica subsidiaries. Additional gains of approximately $308,000 were related to unrealized gains on changes in our derivative obligations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. There is some uncertainty surrounding the continuing potential impact of the novel coronavirus outbreak (COVID-19) on our results of operations and cash flows. As a result, we have taken steps to increase cash available on-hand, including, but not limited to, drawing funds on our short-term facilities. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our drawdown on our short-term facilities and long-term borrowings.

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

	November 30,	August 31,
	2020	2020
Amounts held by foreign subsidiaries	$174,134	$203,598
Amounts held domestically	38,261	100,173
Total cash and cash equivalents, including restricted cash	$212,395	$303,771

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	November 30,	August 31,
	2020	2020
Amounts held by foreign subsidiaries	$73,980	$46,509
Amounts held domestically	—	—
Total short-term investments	$73,980	$46,509

As of November 30, 2020 and August 30, 2020, certificates of deposits with a maturity of over a year held by our foreign subsidiaries and domestically were $3.0 million and $1.5 million, respectively.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies. We are working with our banks in Trinidad and government officials to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. In addition, our Barbados subsidiary recently began facing a similar U.S. dollar liquidity situation. Refer to “Item 2. Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
	2020	2019	Decrease
Net cash provided by (used in) operating activities	$(17,773)	$16,104	$(33,877)
Net cash used in investing activities	(50,310)	(45,687)	(4,623)
Net cash provided by (used in) financing activities	(22,198)	37,343	(59,541)
Effect of exchange rates	(1,095)	1,117	(2,212)
Net increase (decrease) in cash and cash equivalents	$(91,376)	$8,877	$(100,253)

Net cash used in operating activities totaled $17.8 million and net cash provided by operating activities was $16.1 million for the three months ended November 30, 2020 and 2019, respectively. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consist of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $33.9 million shift from net cash provided by to net cash used in operating activities was primarily due to a net decrease of $45.4 million from changes in operating assets and liabilities, offset by a net increase of $11.5 million from changes in non-cash reconciling items.

The $45.4 million decrease from changes in operating assets and liabilities is primarily due to decreases in net working capital of $46.2 million, which resulted from a $6.9 million increase from the change in merchandise inventories and a $39.3 million decrease from the change in accounts payable over the comparable three-months ended November 30, 2020 and 2019. The increase in merchandise inventories is primarily the result of having two additional clubs in the current year as we build up inventory for the holiday shopping season. The accounts payable decrease is largely the result of expiration of temporary extensions of vendor terms negotiated as part of our response to the COVID-19 pandemic. The $11.5 million change in non-cash reconciling items was primarily due to the increase in net income, deferred income taxes, stock compensation, and depreciation for the three-month period ended November 30, 2020 compared to the prior year.

Net cash used in investing activities totaled $50.3 million and $45.7 million for the three months ended November 30, 2020 and 2019, respectively.  Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs and management of our cash investments. The $4.6 million increase in cash used in investing activities is primarily the result of a net $21.0 million increase in short-term and long-term certificate of deposit purchases and fewer settlements compared to the same three-month period a year-ago. The increase in purchases and fewer settlements is the result of additional Trinidad dollars we have on-hand and that we have invested into certificates of deposit to generate interest income while we actively work to convert those Trinidad dollars into U.S. dollars as availability allows. Refer to “Item 2. Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market. The net increase in investments in short-term and long-term certificate of deposits was offset by a $16.4 million decrease in construction expenditures versus the same three-month period a year ago.

Net cash used in financing activities totaled $22.2 million and net cash provided by financing activities was $37.3 million for the three months ended November 30, 2020 and 2019, respectively. We use cash flows provided by financing primarily to fund our working capital needs and our warehouse club expansions and investments. The $59.5 million shift from cash provided by to cash used in financing activities is primarily the result of a net decrease of proceeds from long-term borrowings of $26.1 million compared to a year ago and a net decrease of $33.3 million in cash provided by short-term borrowings, compared to the same three-month period a year-ago. We did not enter into any long-term loans and paid down a larger portion of our short-term borrowings in the current quarter compared to a year ago.

The following table summarizes the dividends declared and paid during fiscal year 2020 (amounts are per share).

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of our financial performance and anticipated capital requirements, taking into account all relevant factors, including, but not limited to, the uncertainty surrounding the ongoing effects of the COVID-19 pandemic on our results of operations and cash flows.

Short-Term Borrowings and Long-Term Debt

Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, and repayment of existing debt. Please refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 – Debt.”

Derivatives

Please refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities” for further discussion.

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the three months ended November 30, 2020, the Company reissued 96,400 treasury shares.

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

Income Taxes

For interim reporting, we estimate an annual effective tax rate (AETR) pursuant to ASC 740-270 to calculate income tax expense. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions since August 31, 2020.

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

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $8.4 million and $7.0 million as of November 30, 2020 and August 31, 2020, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $10.9 million and $10.4 million and deferred tax assets of $2.9 million and $2.8 million as of November 30, 2020 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals.

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

Goodwill and Other Indefinite-Lived Intangibles

Goodwill and other indefinite-lived acquired intangible assets are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units and other indefinite-lived acquired intangible assets have generated sufficient returns to recover the cost of goodwill and other indefinite-lived acquired intangible assets. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $45.1 million of certain acquired indefinite-lived intangible assets, the fair value approximated the carrying value; any deterioration in the fair value may result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2020 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity).  This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies.  We are working with our banks in Trinidad and Barbados to source tradeable currencies. We expect the illiquid market conditions in both markets to continue. Refer to “Item 2. Management’s Discussion & Analysis – Factors Affecting Our Business” and “Item 2. Management’s Discussion & Analysis – Liquidity: Financial Position and Cash Flow” for our quantitative analysis and discussion.

Information about the financial impact of foreign currency exchange rate fluctuations for the three month period ended November 30, 2020 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three month period ended November 30, 2020 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three month period ended November 30, 2020 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended November 30, 2020, the Company repurchased 7,132 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the first quarter of fiscal year 2021. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2020 - September 30, 2020	—	$—	—	N/A
October 1, 2020 - October 31, 2020	6,773	$73.87	—	N/A
November 1, 2020 - November 30, 2020	359	$69.17	—	N/A
Total	7,132	$73.63	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
10.1*	Employment Agreement between the Company and Juan Ignacio Biehl dated March 15, 2018 (including amendments dated June 14, 2018, July 26, 2019, and September 1, 2020).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: January 7, 2021	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date: January 7, 2021	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)