Form 10-Q
period 2021-02-28
PRICESMART INC
filed 2021-04-08
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

The registrant had 30,749,497 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2021.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of February 28, 2021 and the consolidated balance sheet as of August 31, 2020, the unaudited consolidated statements of income for the three and six months ended February 28, 2021 and February 29, 2020, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2021 and February 29, 2020, the unaudited consolidated statements of equity for the three and six months ended February 28, 2021 and February 29, 2020, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2021 and February 29, 2020 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28,
	2021	August 31,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$180,179	$299,481
Short-term restricted cash	736	185
Short-term investments	81,430	46,509
Receivables, net of allowance for doubtful accounts of $178 as of February 28, 2021 and $147 as of August 31, 2020, respectively	11,874	13,153
Merchandise inventories	339,237	309,509
Prepaid expenses and other current assets	32,283	30,165
Total current assets	645,739	699,002
Long-term restricted cash	6,864	4,105
Property and equipment, net	712,758	692,279
Operating lease right-of-use assets, net	123,968	119,533
Goodwill	45,157	45,206
Other intangibles, net	8,974	10,166
Deferred tax assets	22,332	21,672
Other non-current assets (includes $228 and $872 as of February 28, 2021 and August 31, 2020, respectively, for the fair value of derivative instruments)	54,462	54,260
Investment in unconsolidated affiliates	10,582	10,602
Total Assets	$1,630,836	$1,656,825
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$23,067	$65,143
Accounts payable	335,821	373,172
Accrued salaries and benefits	29,278	32,946
Deferred income	28,283	23,525
Income taxes payable	10,181	7,727
Other accrued expenses and other current liabilities	35,835	37,731
Operating lease liabilities, current portion	7,975	8,594
Dividends payable	10,755	—
Long-term debt, current portion	20,406	19,437
Total current liabilities	501,601	568,275
Deferred tax liability	1,557	1,713
Long-term income taxes payable, net of current portion	5,439	5,132
Long-term operating lease liabilities	129,789	124,181
Long-term debt, net of current portion	106,160	112,610
Other long-term liabilities (includes $3,712 and $4,685 for the fair value of derivative instruments and $6,522 and $6,155 for post-employment plans as of February 28, 2021 and August 31, 2020, respectively)	11,039	12,182
Total Liabilities	755,585	824,093

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,451,915 and 31,417,576 shares issued and 30,777,030 and 30,670,712 shares outstanding (net of treasury shares) as of February 28, 2021 and August 31, 2020, respectively	3	3
Additional paid-in capital	454,881	454,455
Accumulated other comprehensive loss	(174,778)	(176,820)
Retained earnings	616,943	582,487
Less: treasury stock at cost, 674,885 shares as of February 28, 2021 and 746,864 shares as of August 31, 2020	(22,781)	(28,406)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	874,268	831,719
Noncontrolling interest in consolidated subsidiaries	983	1,013
Total Stockholders' Equity	875,251	832,732
Total Liabilities and Equity	$1,630,836	$1,656,825

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenues:
Net merchandise sales	$898,404	$871,726	$1,736,773	$1,650,454
Export sales	9,706	8,434	20,587	16,708
Membership income	13,799	14,093	27,098	27,839
Other revenue and income	15,660	12,482	30,543	23,675
Total revenues	937,569	906,735	1,815,001	1,718,676
Operating expenses:
Cost of goods sold:
Net merchandise sales	755,108	743,434	1,458,727	1,406,158
Export sales	9,315	8,078	19,748	16,049
Non-merchandise	6,268	4,662	12,092	8,913
Selling, general and administrative:
Warehouse club and other operations	90,449	84,022	175,281	163,395
General and administrative	31,270	27,618	58,791	53,502
Pre-opening expenses	48	44	650	997
Loss on disposal of assets	132	68	202	139
Total operating expenses	892,590	867,926	1,725,491	1,649,153
Operating income	44,979	38,809	89,510	69,523
Other income (expense):
Interest income	445	586	936	879
Interest expense	(2,228)	(1,690)	(4,261)	(2,552)
Other income (expense), net	(292)	723	(1,837)	(262)
Total other expense	(2,075)	(381)	(5,162)	(1,935)
Income before provision for income taxes and loss of unconsolidated affiliates	42,904	38,428	84,348	67,588
Provision for income taxes	(14,565)	(12,702)	(28,183)	(22,105)
Loss of unconsolidated affiliates	(12)	(15)	(21)	(63)
Net income	28,327	25,711	56,144	45,420
Less: net income attributable to noncontrolling interest	(91)	(111)	(171)	(92)
Net income attributable to PriceSmart, Inc.	$28,236	$25,600	$55,973	$45,328
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.92	$0.85	$1.82	$1.49
Diluted	$0.92	$0.85	$1.82	$1.49
Shares used in per share computations:
Basic	30,376	30,255	30,387	30,266
Diluted	30,404	30,258	30,412	30,271

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net income	$28,327	$25,711	$56,144	$45,420
Less: net income attributable to noncontrolling interest	(91)	(111)	(171)	(92)
Net income attributable to PriceSmart, Inc.	$28,236	$25,600	$55,973	$45,328

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(2,331)	(3,384)	430	(7,107)
Defined benefit pension plan:
Net gain arising during period	2	6	62	13
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	33	19	66	37
Total defined benefit pension plan	35	25	128	50
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	(75)	1,691	1,155	1,263
Unrealized gains/(losses) on change in fair value of interest rate swaps	1,251	(6,128)	329	(5,191)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	2,747	—	2,751
Total derivative instruments	1,176	(1,690)	1,484	(1,177)
Other comprehensive income (loss)	(1,120)	(5,049)	2,042	(8,234)
Comprehensive income	27,116	20,551	58,015	37,094
Less: comprehensive income attributable to noncontrolling interest	27	21	58	55
Comprehensive income attributable to PriceSmart, Inc.	$27,089	$20,530	$57,957	$37,039

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at November 30, 2019	31,475	$3	$452,242	$(147,524)	$545,532	862	$(33,424)	$816,829	$943	$817,772
Purchase of treasury stock	—	—	—	—	—	15	(920)	(920)	—	(920)
Issuance of treasury stock	(25)	—	(2,246)	—	—	(25)	2,246	—	—	—
Issuance of restricted stock award	24	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,862	—	—	—	—	2,862	—	2,862
Dividend paid to stockholders	—	—	—	—	(10,710)	—	—	(10,710)	(101)	(10,811)
Dividend payable to stockholders	—	—	—	—	(10,719)	—	—	(10,719)	—	(10,719)
Net income	—	—	—	—	25,600	—	—	25,600	111	25,711
Other comprehensive income (loss)	—	—	—	(5,049)	—	—	—	(5,049)	21	(5,028)
Balance at February 29, 2020	31,451	$3	$452,858	$(152,573)	$549,703	852	$(32,098)	$817,893	$974	$818,867

Balance at November 30, 2020	31,396	$3	$450,666	$(173,658)	$610,224	658	$(21,068)	$866,167	$1,124	$867,291
Purchase of treasury stock	—	—	—	—	—	17	(1,713)	(1,713)	—	(1,713)
Issuance of restricted stock award	56	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,215	—	—	—	—	4,215	—	4,215
Dividend paid to stockholders	—	—	—	—	(10,762)	—	—	(10,762)	(259)	(11,021)
Dividend payable to stockholders	—	—	—	—	(10,755)	—	—	(10,755)	—	(10,755)
Net income	—	—	—	—	28,236	—	—	28,236	91	28,327
Other comprehensive income (loss)	—	—	—	(1,120)	—	—	—	(1,120)	27	(1,093)
Balance at February 28, 2021	31,452	$3	$454,881	$(174,778)	$616,943	675	$(22,781)	$874,268	$983	$875,251

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2019	31,461	$3	$454,570	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	22	(1,381)	(1,381)	—	(1,381)
Issuance of treasury stock	(94)	—	(7,970)	—	—	(94)	7,970	—	—	—
Issuance of restricted stock award	109	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(25)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,258	—	—	—	—	6,258	—	6,258
Dividend paid to stockholders	—	—	—	—	(10,710)	—	—	(10,710)	(101)	(10,811)
Dividend payable to stockholders	—	—	—	—	(10,719)	—	—	(10,719)	—	(10,719)
Net income	—	—	—	—	45,328	—	—	45,328	92	45,420
Other comprehensive income (loss)	—	—	—	(8,234)	—	—	—	(8,234)	55	(8,179)
Balance at February 29, 2020	31,451	$3	$452,858	$(152,573)	$549,703	852	$(32,098)	$817,893	$974	$818,867

Balance at August 31,2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	24	(2,239)	(2,239)	—	(2,239)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	133	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,290	—	—	—	—	8,290	—	8,290
Dividend paid to stockholders	—	—	—	—	(10,762)	—	—	(10,762)	(259)	(11,021)
Dividend payable to stockholders	—	—	—	—	(10,755)	—	—	(10,755)	—	(10,755)
Net income	—	—	—	—	55,973	—	—	55,973	171	56,144
Other comprehensive income	—	—	—	2,042	—	—	—	2,042	58	2,100
Balance at February 28, 2021	31,452	$3	$454,881	$(174,778)	$616,943	675	$(22,781)	$874,268	$983	$875,251

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28,	February 29,
	2021	2020
Operating Activities:
Net income	$56,144	$45,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,765	29,988
Allowance for doubtful accounts	31	(19)
Loss on sale of property and equipment	202	139
Deferred income taxes	(1,997)	(4,063)
Equity in losses of unconsolidated affiliates	21	63
Stock-based compensation	8,290	6,258
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	10,156	4,711
Merchandise inventories	(29,728)	8,251
Accounts payable	(45,157)	(1,683)
Net cash provided by operating activities	29,727	89,065
Investing Activities:
Additions to property and equipment	(47,170)	(70,818)
Purchases of short-term investments	(51,314)	(20,507)
Proceeds from settlements of short-term investments	16,158	7,059
Purchases of long-term investments	(1,477)	(1,478)
Proceeds from settlements of long-term investments	1,477	—
Proceeds from disposal of property and equipment	50	23
Net cash used in investing activities	(82,276)	(85,721)
Financing Activities:
Proceeds from long-term bank borrowings	3,000	45,820
Repayment of long-term bank borrowings	(8,467)	(5,308)
Proceeds from short-term bank borrowings	—	90,019
Repayment of short-term bank borrowings	(41,916)	(93,825)
Cash dividend payments	(11,021)	(10,811)
Purchase of treasury stock	(2,239)	(1,381)
Other financing activities	(171)	(92)
Net cash provided by (used in) financing activities	(60,814)	24,422
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,629)	2,767
Net increase (decrease) in cash, cash equivalents	(115,992)	30,533
Cash, cash equivalents and restricted cash at beginning of period	303,771	106,236
Cash, cash equivalents and restricted cash at end of period	$187,779	$136,769

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$11,529	$10,357
Dividends declared but not yet paid	10,755	10,719

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28,	February 29,
	2021	2020
Cash and cash equivalents	$180,179	$132,845
Short-term restricted cash	736	93
Long-term restricted cash	$6,864	$3,831
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$187,779	$136,769

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2021

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of February 28, 2021, the Company had 47 warehouse clubs in operation in 12 countries and one U.S. territory (eight in Costa Rica and Colombia; seven in Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company also plans to open new warehouse clubs in Guatemala City, Guatemala and Bucaramanga, Colombia in the fall of 2021, and in Portmore, Jamaica in the spring of 2022. Once these three new clubs are open, the Company will operate 50 warehouse clubs.

PriceSmart continues to invest in technology to increase operational efficiencies that are expected to lead to greater value to the member, to gain greater insights into the shopping preferences of our members and to enhance the overall member experience by expanding valuable services and time-saving features. Technology developments are driving omni-channel initiatives and capabilities, including online shopping and services. As of February 28, 2021, the Company offered the Click & Go™ curbside pickup and delivery service in all 13 of its markets. These services provide an alternative and convenient way for members to shop, while reducing physical contact. PriceSmart also operates a package forwarding (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where it operates warehouse clubs.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The novel coronavirus (COVID-19) pandemic has significantly impacted the economies of the U.S. and the countries where the Company operates. The Company has assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.

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

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of February 28, 2021 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of February 28, 2021 are listed below:

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

Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28,	August 31,
	2021	2020
Short-term restricted cash	$736	$185
Long-term restricted cash	6,864	4,105
Total restricted cash(1)	$7,600	$4,290

(1)Restricted cash consists of cash deposits held within banking institutions to comply with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit of Trinidad dollars, as measured in U.S. dollars, of approximately $3.0 million with one of its lenders as a compensating balance for a $3.0 million U.S. dollar denominated loan payable over several years. The certificate of deposit will be reduced annually commensurate with the loan balance.

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $54.1 million as of February 28, 2021 and $55.4 million as of August 31, 2020.  The Company reviews reported goodwill and other intangibles at the cash-generating unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $8.7 million and $7.0 million as of February 28, 2021 and August 31, 2020, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

deferred tax assets of $3.2 million and $2.8 million as of February 28, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28,	August 31,
	2021	2020
Prepaid expenses and other current assets	$2,023	$1,749
Other non-current assets	27,493	25,851
Total amount of VAT receivables reported	$29,516	$27,600

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28,	August 31,
	2021	2020
Prepaid expenses and other current assets	$8,896	$10,944
Other non-current assets	19,630	20,116
Total amount of income tax receivables reported	$28,526	$31,060

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

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company’s estimate of the probability that performance metrics will be achieved. If the Company determines that an award is unlikely to vest, any previously recorded expense is then reversed.

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the six months ended February 28, 2021, the Company reissued approximately 96,400 treasury shares.

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

Derivatives Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates. In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item and are intended to provide a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting. If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be reported in accumulated other comprehensive loss until the hedged item completes its contractual term. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company did not change valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets from previous practice during the reporting period. The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2021 and August 31, 2020.

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

Revenue Recognition – The accounting policies and other disclosures such as the disclosure of disaggregated revenues are described in “Note 3 – Revenue Recognition.”

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Selling, General and Administrative – Selling, general and administrative costs consist primarily of expenses associated with operating warehouse clubs and freight forwarding operations. These costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and six months ended February 28, 2021 and February 29, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Effect on other comprehensive income/(loss) due to foreign currency translation	$(2,331)	$(3,384)	$430	$(7,107)

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

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Currency gain (loss)	$(238)	$755	$(1,731)	$(902)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Recent Accounting Pronouncements Adopted

FASB ASC 848 ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions, if certain criteria are met, for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. This accounting standards update is intended to ease the process of migrating away from LIBOR to new reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU refine the scope of ASC 848 and clarifies some of its guidance as it relates to recent rate reform activities.

A substantial number of the Company’s debt agreements and hedging relationships bear interest at variable interest rates, primarily based on USD-LIBOR. To preserve the presentation of the Company’s debt and derivatives, the Company adopted ASU 2020-04 and ASU 2021-01 effective December 1, 2020, on a prospective basis. The Company has elected to apply the contract modification expedient and the hedge accounting expedients related to critical terms, probability of forecasted transactions, and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The adoption of, and future elections under ASU 2020-04 and ASU 2021-01, did not and are not expected to have a material impact on the Company’s accounting policies or consolidated financial statements. We will continue to monitor the impact the discontinuance of LIBOR will have on the Company’s contracts, hedging relationships and other transactions.

FASB ASC 350 ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As such, the amendment in this ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in subtopic 350-40 in order to determine which implementation costs to capitalize as an asset and which costs to expense.

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

FASB ASC 820 ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 adds new disclosure requirements for Level 3 measurements. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2018-13 on a prospective basis on September 1, 2020, the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 350 ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, entities should now calculate any goodwill

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge to the goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on a prospective basis on September 1, 2020, the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three and six month periods ended February 28, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 28, 2021 that the Company expects to have a material impact on its consolidated financial statements.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Platinum Points Reward Programs. The Company currently offers Platinum memberships in all of its thirteen countries.  The annual fee for a Platinum membership is approximately $75. The Platinum membership provides members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum members on March 1 and expires August 31.  Platinum members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

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

Gift Cards. Members’ purchases of gift cards, to be utilized at the Company's warehouse clubs, are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses and other current liabilities in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration.  However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

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

	Contract Liabilities
	February 28, 2021	August 31, 2020
Deferred membership income	$27,324	$23,051
Other contract performance liabilities	$11,175	$5,190

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Foods & Sundries	$448,751	$438,345	$867,127	$831,150
Fresh Foods	257,505	241,317	492,794	456,555
Hardlines	110,712	100,419	223,496	191,422
Softlines	46,935	49,904	87,264	90,263
Other Business	34,501	41,741	66,092	81,064
Net Merchandise Sales	$898,404	$871,726	$1,736,773	$1,650,454

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2021 and February 29, 2020 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net income attributable to PriceSmart, Inc.	$28,236	$25,600	$55,973	$45,328
Less: Allocation of income to unvested stockholders	(117)	(64)	(580)	(339)
Net income attributable to PriceSmart, Inc. per share available for distribution	$28,119	$25,536	$55,393	$44,989
Basic weighted average shares outstanding	30,376	30,255	30,387	30,266
Add dilutive effect of performance stock units (two-class method)	28	3	25	5
Diluted average shares outstanding	30,404	30,258	30,412	30,271
Basic net income per share	$0.92	$0.85	$1.82	$1.49
Diluted net income per share	$0.92	$0.85	$1.82	$1.49

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2021 and 2020 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	N/A	$0.35	8/15/2021	N/A	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	N/A	$0.35	8/15/2020	8/31/2020	N/A	$0.35

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

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	430	58	488
Defined benefit pension plans (1)	128	—	128
Derivative instruments (2)	1,484	—	1,484
Ending balance, February 28, 2021	$(174,778)	$192	$(174,586)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(7,107)	55	(7,052)
Defined benefit pension plans (1)	50	—	50
Derivative Instruments (2)	(1,177)	—	(1,177)
Ending balance, February 29, 2020	$(152,573)	$75	$(152,498)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(29,413)	114	(29,299)
Defined benefit pension plans (1)	(79)	—	(79)
Derivative Instruments (2)	(5,803)	—	(5,803)
Amounts reclassified from accumulated other comprehensive loss	2,814	—	2,814
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)

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

(2)Refer to Note 8 - Derivative Instruments and Hedging Activities.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28,	August 31,
	2021	2020
Retained earnings not available for distribution	$9,218	$8,726

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020,

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit. During the third quarter of fiscal 2020, the Company filed a Motion to Dismiss the Plaintiff’s Consolidated Amended Complaint and the Plaintiff filed an Opposition to the Motion to Dismiss. During the fourth quarter of fiscal 2020, the Company filed a Reply to the Opposition and in the second quarter of fiscal 2021, the Motion to Dismiss was granted. The Plaintiff’s time to appeal the Order of the court granting the Company’s Motion to Dismiss has expired.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2021 and August 31, 2020, the Company has recorded within other accrued expenses and other current liabilities a total of $2.0 million and $2.5 million, respectively, for various non-income tax related tax contingencies.

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

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.2 million and $2.8 million as of February 28, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 28, 2021 and August 31, 2020, the Company had approximately $19.1 million and $5.1 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of February 28, 2021, the Company had entered into a land purchase option agreement that, if completed, would result in the use of approximately $7.6 million in cash.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 28, 2021 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$41	$7,059	$99	$7,158
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	94	3,523	785	4,308
Total		$6,809	$3,638	$135	$10,582	$884	$11,466

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2021	$131,000	$23,067	$259	$107,674	2.2%
August 31, 2020	$81,210	$65,143	$388	$15,679	3.7%

As of February 28, 2021 and August 31, 2020, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table provides the changes in long-term debt for the six-months ended February 28, 2021:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2020	$19,437	$112,610	$132,047	(1)
Proceeds from long-term debt incurred during the period:
Trinidad subsidiary	547	2,453	3,000
Regularly scheduled loan payments	(650)	(7,817)	(8,467)
Reclassifications of long-term debt due in the next 12 months	1,058	(1,058)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	14	(28)	(14)
Balances as of February 28, 2021	$20,406	$106,160	$126,566	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $158.6 million. No cash assets were assigned as collateral for these loans.

(2)These foreign currency translation adjustments are recorded within Other comprehensive loss.

(3)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $3.0 million and $149.3 million, respectively.

As of February 28, 2021 and August 31, 2020, the Company had approximately $100.0 million and $107.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2022	$20,406
2023	21,046
2024	17,079
2025	26,754
2026	4,476
Thereafter	36,805
Total	$126,566

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of two of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiaries entered into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash Flow Hedges

As of February 28, 2021, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2021:

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

For the three and six months ended February 28, 2021 and February 29, 2020, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2021	$676	$953	$1,629
Interest expense for the three months ended February 29, 2020	$1,206	$596	$1,802
Interest expense for the six months ended February 28, 2021	$1,360	$1,878	$3,238
Interest expense for the six months ended February 29, 2020	$2,219	$857	$3,076

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	February 28,	August 31,
Floating Rate Payer (Swap Counterparty)	2021	2020
Union Bank	$33,256	$33,894
Citibank N.A.	53,371	55,086
Scotiabank	10,875	11,625
Total	$97,502	$100,605

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 28, 2021			August 31, 2020
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$228	$(69)	$159	$872	$(265)	$607
Interest rate swaps	Other long-term liabilities	(2,517)	591	(1,926)	(3,857)	898	(2,959)
Cross-currency interest rate swaps	Other long-term liabilities	(1,195)	360	(835)	(828)	248	(580)
Net fair value of derivatives designated as hedging instruments		$(3,484)	$882	$(2,602)	$(3,813)	$881	$(2,932)

Fair Value Instruments

From time to time the Company enters into non-deliverable forward foreign-exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. As of February 28, 2021, the Company did not have any material non-deliverable forward foreign-exchange contracts.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of February 28, 2021, all of the Company’s contracts are designated as hedging instruments.

For the three and six months ended February 28, 2021 and February 29, 2020, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
Income Statement Classification	2021	2020	2021	2020
Other income (expense), net	$—	$358	$—	$(912)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 47 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended February 28, 2021
Revenue from external customers	$22,768	$541,000	$260,169	$113,632	—	$937,569
Intersegment revenues	296,255	3,801	1,124	850	(302,030)	—
Depreciation, Property and equipment	1,784	7,683	3,858	2,362	—	15,687
Amortization, Intangibles	593	—	—	—	—	593
Operating income (loss)	2,028	40,362	20,766	6,439	(24,616)	44,979
Net income (loss) attributable to PriceSmart, Inc.	(1,545)	32,309	17,480	4,699	(24,707)	28,236
Capital expenditures, net	1,500	14,066	5,804	7,007	—	28,377

Six Months Ended February 28, 2021
Revenue from external customers	$46,385	$1,035,692	$518,685	$214,239	$—	$1,815,001
Intersegment revenues	646,358	8,537	2,270	1,979	(659,144)	—
Depreciation, Property and equipment	3,449	15,377	7,650	4,097	—	30,573
Amortization, Intangibles	1,192	—	—	—	—	1,192
Operating income (loss)	7,771	74,807	42,359	12,004	(47,431)	89,510
Net income (loss) attributable to PriceSmart, Inc.	(1,917)	61,547	34,650	9,295	(47,602)	55,973
Long-lived assets (other than deferred tax assets)	80,449	483,729	181,815	162,641	—	908,634
Intangibles, net	8,974	—	—	—	—	8,974
Goodwill	10,695	24,389	10,073	—	—	45,157
Total assets	201,726	770,899	430,327	227,884	—	1,630,836
Capital expenditures, net	2,718	21,610	8,262	15,546	—	48,136

Three Months Ended February 29, 2020
Revenue from external customers	$18,848	$522,607	$261,683	$103,597	$—	$906,735
Intersegment revenues	287,362	3,909	860	547	(292,678)	—
Depreciation, Property and equipment	1,338	7,568	3,826	1,844	—	14,576
Amortization, Intangibles	599	—	—	—	—	599
Operating income (loss)	1,928	37,667	15,079	5,400	(21,265)	38,809
Net income (loss) attributable to PriceSmart, Inc.	(841)	30,339	13,810	3,666	(21,374)	25,600
Capital expenditures, net	3,489	18,128	7,230	4,465	—	33,312

Six Months Ended February 29, 2020
Revenue from external customers	$36,187	$989,409	$496,700	$196,380	$—	$1,718,676
Intersegment revenues	637,312	7,954	2,079	1,083	(648,428)	—
Depreciation, Property and equipment	2,687	14,450	7,792	3,861	—	28,790
Amortization, Intangibles	1,198	—	—	—	—	1,198
Operating income (loss)	4,516	69,367	26,889	9,924	(41,173)	69,523
Net income (loss) attributable to PriceSmart, Inc.	(1,564)	57,091	24,129	6,937	(41,265)	45,328
Long-lived assets (other than deferred tax assets)	86,306	477,195	187,641	145,981	—	897,123
Intangibles, net	11,378	—	—	—	—	11,378
Goodwill	10,695	24,522	10,196	—	—	45,413
Total assets	157,116	723,673	390,000	227,503	—	1,498,292
Capital expenditures, net	4,118	33,371	11,750	25,299	—	74,538

As of August 31, 2020
Long-lived assets (other than deferred tax assets)	$81,008	$475,744	$177,166	$146,862	$—	$880,780
Intangibles, net	10,166	—	—	—	—	10,166
Goodwill	10,696	24,418	10,092	—	—	45,206
Total assets	272,190	741,523	395,244	247,868	—	1,656,825

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2021 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in our markets, natural disasters, compliance risks, volatility in currency exchange rates and illiquidity of certain local currencies in our markets, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, cybersecurity breaches that could cause disruptions in our systems or jeopardize the security of member or business information, cost increases from product and service providers, interruption of supply chains, novel coronavirus (COVID-19) related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impact, the impact of government policies and restrictions that have limited access for our members, and shifts in demand away from discretionary or higher priced products to lower priced products, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2020. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2021 and February 29, 2020 and should be read in conjunction with the consolidated financial statements, and the accompanying notes included therein.

Overview

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the ethical delivery of the best quality goods and services at the lowest possible prices. PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia. We also function as a wholesale supplier to a retailer in the Philippines. We sell high quality brand name and private label consumer products, offer prepared foods through our bakeries and food courts with the option for delivery, and in certain clubs we provide services such as optical and tires at low prices to individuals and businesses. Historically, our typical warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, we operate smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs are an alternative intended to serve markets where the population is likely to support a smaller club or densely populated urban areas. This smaller format, coupled with our omni-channel initiatives, has the potential to expand our geographic reach in existing markets and provide greater value and more convenience for our members. We continue to invest in technology to increase efficiencies and to enhance the member shopping experience with omni-channel capabilities, including e-commerce online shopping. Most notably, the Company launched its Click & Go™ online order, curbside pickup and delivery service, in fiscal 2020, which provides contactless shopping in all 13 of our markets.

We believe that our business success depends on our ability to provide curated high-quality items and valuable services at a low cost in our markets and to offer the best value on attractive products and services in a safe and responsible environment. We believe that lower prices on products and services drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our members, validating the annual membership investment that they make.

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

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging in several of our markets because suitable sites at economically feasible prices are difficult to find. We believe real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. We own and lease our real estate, depending upon the best available opportunities.

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

The number of warehouse clubs as of February 28, 2021 for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	February 28, 2021	February 29, 2020
Costa Rica	8	7
Colombia	8	7
Panama	7	7
Dominican Republic	5	5
Trinidad	4	4
Guatemala	4	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	47	45

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

While we continue to closely monitor developments arising from the outbreak of COVID-19 and recognize that the potential social and economic impacts in the markets where we operate and any resulting consequences to our results of operations and cash flow remain unknown, we have decided to proceed with the construction of three warehouse clubs on land we previously acquired. The first will be a standard format warehouse club located within the Zone 5 locality of Guatemala City, Guatemala, which will be our fifth warehouse club located in Guatemala. We expect to open this warehouse club in the first quarter of fiscal 2022. The second will be a smaller format warehouse club located within the city of Bucaramanga, Colombia. We expect to open this warehouse club, which will be our ninth warehouse club in Colombia, in the first quarter of fiscal 2022. The third will be a standard format warehouse club located within the city of Portmore, Jamaica. Portmore is a suburb west of the capital city of Kingston. We expect to open this warehouse club, which will be our second warehouse club in Jamaica, in the third quarter of fiscal 2022.

We also operate a package forwarding business (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

Factors Affecting Our Business

The COVID-19 pandemic has resulted in significant challenges across our 13 markets since March 2020. Many markets imposed limitations, varying by market and in frequency, on access to the Company’s clubs and on the Company’s club operations, including in some cases frequent temporary club closures, a reduction in the number of days during the week and hours per day the Company’s clubs were permitted to be open, restrictions on segments of the population permitted to shop or circulate on particular days, and significant limits on the number of people permitted to be in the club at the same time. We also experienced product mix shifts due to changing consumer habits, decreases in purchases by many business members, particularly restaurants and hotels, and sporadic supply chain challenges, which can impact inventory levels. In response, early in calendar year 2020 we identified four main priorities:

•Protect the safety and well-being of our employees and our members.

•Take proactive measures to protect our supply chain.

•Expand technology-enabled shopping.

•Manage cash and capital resources.

Our priorities today remain the same, and we are focused on evolving consumer demands emerging from the COVID experience and the apparent desire of consumers to satisfy their shopping and service needs in one location. Due to the unpredictability of the duration and intensity of the COVID-19 pandemic, we continue to see periodic reinstatements of stay-at-home orders and other restrictions. In addition, we expect continued uncertainty in the economies of our markets as a result of the pandemic and expect volatility in employment trends, industry and consumer confidence and demand; volatility and liquidity of foreign currency exchange rates; volatility of commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020.

We view the continued development and integration of technology to create an omni-channel member experience as an important component of our value proposition, which can also offset some of the impact of pandemic-related restrictions. Our Click & Go™ curbside and delivery service contributed approximately 3.1% of total net merchandise sales for the fiscal second quarter ended February 28, 2021. The demand for delivery through our Click &Go™ service has been increasing and represents a growing proportion of total Click & Go™ sales. Developing greater efficiencies remains a priority especially within these new sales channels. We believe that Click & Go™ curbside and delivery services will remain important alternative shopping methods and provide increased value for our members by enabling them to leverage their membership across multiple shopping platforms. We also see value in the insights gained by communicating with our members through a variety of our online channels. Beyond Click & Go™, we continue to invest in technology to increase efficiencies, enhance our member experience by enabling additional omni-channel capabilities, and finding new ways to generate value and benefits for our members and the Company.

Increasing “same store” sales is an important element of our growth strategy, and we believe that there are a number of ways to achieve this goal. We are committed to increasing same store sales by increasing both the number of member transactions and by increasing the average ticket. We have started or recently completed expansions and/or remodels of several clubs in our Central America segment in fiscal 2021, which we believe will contribute to same store sales growth. We have also increased our digital marketing efforts, which has resulted in enhanced reach and visibility of our products and services, contributing to the success of our recent programs. In particular, we believe that our Wellness programs offered in our clubs, such as Optical, which is now available in seven markets, and Pharmacy, which we are piloting in Costa Rica, will create value for our members and help drive overall sales growth.

Additionally, in an effort to provide healthy options for our members, we source additional high quality fresh products through our Direct Farm Program. We believe that our Direct Farm Program reduces costs and improves quality on our fresh produce offerings, while simultaneously supporting local farmers and industry. Our produce distribution centers allow us to provide farm-to-table produce quicker and more efficiently. We opened two produce distribution centers in fiscal 2020 and expect to open additional produce distribution centers in fiscal 2021.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first six months of fiscal year 2021 and 2020, approximately 78.3% and 77.7%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.8% and 51.3% consisted of sales of products we purchased in U.S. dollars for each period, respectively.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise in an effort to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

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

Political and other factors in each of our markets may have significant effects on our business. U.S. foreign policy can also have an impact on the social and economic stability in the countries where we operate. For example, the transition in the U.S. Government as a result of the recent presidential election, could result in changes in U.S. foreign policy towards Latin America that could impact the business environment in the countries we serve.

Our operations are subject to volatile weather conditions and natural disasters. In November 2020, Hurricanes Eta and Iota brought severe rainfall, winds, and flooding to a significant portion of Central America, especially Honduras, that caused significant damage to parts of that country’s infrastructure. Although our warehouse clubs were not significantly affected and we were able to manage our supply chain to keep our warehouse clubs stocked with merchandise, these natural disasters could adversely impact our overall sales, costs and profit performance in the future.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company and, increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. We continued to experience significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies during fiscal 2020, with a further deterioration and the problem becoming more acute in August 2020. This U.S. dollar illiquidity situation persisted throughout the first half of fiscal 2021 and we anticipate the situation to continue. As liquidity conditions have tightened, we have methodically raised prices on imported goods in Trinidad, due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity. We have also sought to shift the purchase of certain goods to local sources, where appropriate. Additionally, we are actively seeking to exchange Trinidad dollars for tradeable currencies, in order to manage our exposure to any potential devaluation. Moreover, in the first quarter of fiscal 2021, we began limiting shipments of goods from the U.S. to Trinidad.

Comparable net merchandise sales declined in Trinidad by 10.7% in the second quarter of fiscal year 2021, due to our first quarter decision to reduce, temporarily, the levels of imported merchandise to amounts in-line with our ability to exchange Trinidad dollars for U.S. dollars or other tradeable currencies. We also saw a drop in member accounts of 2.5% during the second quarter, which we believe is also related to the reduction in imports. During the second quarter of fiscal 2021, working with our banks in Trinidad, we were able to source modestly more tradeable currency than we had been able to source in the immediately preceding months. Therefore, we began to increase slightly our levels of imported merchandise in the beginning of our third fiscal quarter. However, we expect similar, albeit slightly moderated, declines in sales in this market going forward until we are able to establish more reliable sources of tradeable currencies.

We are exploring and beginning to execute several options to increase our ability to generate more reliable sources of U.S. dollars in Trinidad. These efforts include, but are not limited to, sourcing locally produced goods in Trinidad dollars and exporting these goods to our clubs and/or third parties in other countries in exchange for U.S. dollars. While these initiatives are being developed, we are exploring ways to finance additional imports, even if a higher level of imports exceeds the amount of U.S. dollars we are able to source in Trinidad. Alternatives we are considering include new U.S. dollar denominated loans, foreign currency exchange forwards, investing in financial instruments, and purchase and sales of commodities, which could create immediate U.S. dollar liquidity and/or fix the exchange rate of Trinidad dollars to U.S. dollars. Some of these alternatives may not mitigate the resulting increase in exposure to a potential devaluation of the Trinidad dollar if our uses of U.S. dollars continue to exceed our sources of U.S. dollars, and could result in our being required to take a discount on the amount of U.S. dollars we accept in exchange for Trinidad dollars, relative to what we would receive upon exchange in accordance with the official exchange rate.

As of February 28, 2021, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $96.7 million, an increase of $17.1 million from August 31, 2020 when these same balances were approximately $79.6 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $19.3 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of February 28, 2021, we had a U.S. dollar denominated monetary liability position of approximately $7.7 million in Trinidad (net of U.S. dollar denominated assets), which would produce a loss from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary liabilities would be an approximate $1.5 million loss. While we may pay premiums or enter into financial transactions at a discount to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our assets and liabilities.

Our Barbados subsidiary also recently began facing a U.S. dollar illiquidity situation. The Barbados dollar has a conventional fixed-peg currency arrangement, in which the Barbados dollar exchange rate is fixed to the U.S. dollar. Thus, we do not expect a devaluation of this currency at this time. However, as of February 28, 2021, our Barbados subsidiary had Barbados dollar denominated cash and cash equivalents measured in U.S. dollars of approximately $14.0 million, which cannot be readily converted to U.S. dollars for general use within the Company.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the ethical delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by serving our members in emerging and developing markets, with safe, clean buildings, equipment and work environment, and by providing good jobs, fair wages and benefits, quality merchandise and services at compelling prices that are made accessible to a broader segment of the population, while treating our suppliers right, empowering them where we can, and conducting ourselves in a socially responsible manner and by respecting the environment and the laws of all the countries in which we operate. To do this, we make available a wide range of high quality, curated merchandise sourced from around the world at good value. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. Through the use of technology and the development of an omni-channel platform, we are pursuing opportunities to satisfy our members’ shopping expectations, create additional efficiencies in the supply chain and better understand and serve our members’ needs to play greater role in their lives. We strive to establish a relationship with our members that enhances their lives with quality goods and services and offers a shopping experience that blends the excitement and appeal of our brick and mortar business with the convenience of online shopping and services.

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

Financial highlights for the second quarter of fiscal year 2021 included:

•Total revenues increased 3.4% over the comparable prior year period.

•Net merchandise sales increased 3.1% over the comparable prior year period. We ended the quarter with 47 warehouse clubs compared to 45 warehouse clubs at the end of the second quarter of fiscal 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 3.2% versus the comparable three-month period.

•Comparable net merchandise sales (that is, sales in the 45 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended February 28, 2021 increased 1.1%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 3.0%.

•Membership income for the second quarter of fiscal 2021 decreased 2.1% to $13.8 million primarily due to a decline in the overall account base due to a decrease in in-club traffic because of the COVID-19 pandemic.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.7% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16.0%, an increase of 130 basis points (1.3%) from the same period in the prior year. The increase is attributable to more focused merchandising strategies, inventory management, and pricing actions to offset foreign currency exchange costs.

•Operating income for the second quarter of fiscal 2021 was $45.0 million, an increase of 15.9%, or $6.2 million, compared to the second quarter of fiscal 2020.

•We recorded a $0.2 million net currency loss from currency transactions in the second quarter of fiscal 2021 compared to a $0.8 million net currency gain in the same period last year.

•Our effective tax rate increased in the second quarter of fiscal 2021 to 33.9% from 33.1% in the second quarter of fiscal 2020.

•Net income attributable to PriceSmart for the second quarter of fiscal 2021 was $28.2 million, or $0.92 per diluted share, compared to $25.6 million, or $0.85 per diluted share, in the second quarter of fiscal 2020.

Financial highlights for the six months ended February 28, 2021 included:

•Total revenues increased 5.6% over the comparable prior year period.

•Net merchandise sales increased 5.2% over the comparable prior year period. We ended the quarter with 47 warehouse clubs compared to 45 warehouse clubs at the end of the second quarter of fiscal year 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 3.4%.

•Comparable net merchandise sales (that is, sales in the 45 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 26 weeks ended February 28, 2021 increased 2.3%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 3.2%.

•Membership income decreased 2.7% to $27.1 million primarily due to a decline in the overall account base due to a decrease in in-club traffic because of the COVID-19 pandemic.

•Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 13.8% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 16.0%, an increase of 120 basis points (1.2%) from the same period last year.

•Operating income was $89.5 million, an increase of 28.7%, or $20.0 million, compared to the first six months fiscal year 2020.

•We recorded a $1.7 million net currency loss from currency transactions in the current six-month period compared to a $0.9 million net loss in the same period last year.

•Our effective tax rate increased for the first six months of fiscal 2021 to 33.4% from 32.7% in the first six months of fiscal year 2020.

•Net income attributable to PriceSmart, Inc. for the first six months of fiscal year 2021 was $56.0 million, or $1.82 per diluted share, compared to $45.3 million, or $1.49 per diluted share, in the comparable prior year period.

COMPARISON OF THE three and six months ended February 28, 2021 and February 29, 2020

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2021 with the three-month and six-month periods ended on February 29, 2020 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six months ended February 28, 2021 and February 29, 2020.

	Three Months Ended
	February 28, 2021				February 29, 2020
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$530,833	59.1%	$18,381	3.6%	$512,452	58.7%
Caribbean	256,128	28.5	(1,559)	(0.6)	257,687	29.6
Colombia	111,443	12.4	9,856	9.7	101,587	11.7
Net merchandise sales	$898,404	100.0%	$26,678	3.1%	$871,726	100.0%

	Six Months Ended
	February 28, 2021				February 29, 2020
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$1,015,873	58.5%	$46,670	4.8%	$969,203	58.7%
Caribbean	510,734	29.4	21,896	4.5	488,838	29.6
Colombia	210,166	12.1	17,753	9.2	192,413	11.7
Net merchandise sales	$1,736,773	100.0%	$86,319	5.2%	$1,650,454	100.0%

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

Overall, total net merchandise sales grew 3.1% for the second quarter and 5.2% for the six-month period ended February 28, 2021. The second quarter increase resulted from a 13.8% increase in average ticket, partially offset by a 9.4% decrease in transactions. For the six-month period, the increase resulted from a 14.8% increase in average ticket, partially offset by an 8.3% decrease in transactions. Transactions represent the total number of visits our members make to our warehouse clubs and Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our members spend on each visit or Click & Go™ order.

The global COVID-19 pandemic has reduced the number of visits our members make due to governmental restrictions and/or health concerns regarding the virus. Lastly, we had 47 clubs in operation as of February 28, 2021 compared to 45 clubs as of February 29, 2020.

Net merchandise sales in our Central America segment increased 3.6% and 4.8% for the second quarter and the six-months ended February 28, 2021, respectively. These increases had a 210 basis point (2.1%) and 280 basis point (2.8%) positive impact on total net merchandise sales growth, respectively. All markets within this segment, with the exception of Panama, showed increased net merchandise sales for the three and six-month period ended February 28, 2021. Panama had the most government restrictions with the longest duration during the COVID-19 pandemic, which led to negative sales growth in both periods presented. We added one new club to the segment when compared to the comparable prior year period. We opened our eighth club in Costa Rica in June 2020.

Net merchandise sales in our Caribbean segment decreased 0.6% and increased 4.5% for the second quarter and the six-months ended February 28, 2021, respectively. The decrease had a 20 basis point (0.2%) negative impact on the quarter net merchandise sales growth and the increase had a 130 basis point (1.3%) positive impact on total net merchandise sales growth, respectively. Our Dominican Republic market continued its strong performance in the quarter and six-month period, despite experiencing a significant foreign currency devaluation, with 15.4% and 16.8% growth, respectively. This strong performance was partially offset by our Trinidad market which had declines in net merchandise sales for each period presented. Trinidad sales were adversely affected during the second quarter because we started limiting merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad liquidity situation. Aruba also had soft sales in both periods presented due to this market’s on-going economic slowdown caused by the global COVID-19 pandemic, primarily due to a reduction in tourism.

Net merchandise sales in our Colombia segment increased 9.7% and 9.2% for the second quarter and the six-months ended February 28, 2021, respectively. These increases had a 120 basis point (1.2%) and 110 basis point (1.1%) positive impact on total net merchandise sales growth, respectively. The primary driver of the increased revenue for the quarter and six-month period was due to the additional club added to the segment when compared to the comparable prior year period. We opened our eighth club in Colombia in December 2020.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six-month period ended February 28, 2021. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	February 28, 2021
	Amount	% change
Central America	$(12,614)	(2.5)%
Caribbean	(10,265)	(4.1)
Colombia	(4,382)	(4.3)
Net merchandise sales	$(27,261)	(3.2)%

	Currency exchange rate fluctuations for the
	Six months ended
	February 28, 2021
	Amount	% change
Central America	$(20,077)	(2.1)%
Caribbean	(20,529)	(4.2)
Colombia	(14,083)	(7.3)
Net merchandise sales	$(54,689)	(3.4)%

Overall, the effects of currency fluctuations within our markets had an approximately $27.3 million and $54.7 million, or 320 basis point (3.2%) and 340 basis point (3.4%), negative impact on net merchandise sales for the quarter and six-months ended February 28, 2021, respectively.

Currency fluctuations had a $12.6 million and $20.1 million, or 250 basis point (2.5%) and 210 basis point (2.1%), negative impact on net merchandise sales in our Central America segment for the quarter and six months ended February 28, 2021. The currency fluctuations contributed approximately 150 basis points (1.5%) and 120 basis points (1.2%) of the total negative impact on total net merchandise sales, respectively. The Costa Rica Colón depreciated significantly against the dollar as compared to the same three and six-month periods a year ago, and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $10.3 million and $20.5 million, or 410 basis point (4.1%) and 420 basis point (4.2%), negative impact on net merchandise sales in our Caribbean segment for the quarter and six months ended February 28, 2021. The currency fluctuations contributed approximately 120 basis points (1.2%) and 130 basis points (1.3%) of the total negative impact on total net merchandise sales, respectively. Jamaica and the Dominican Republic markets both experienced currency devaluation when compared to the same periods last year.

Currency fluctuations had a $4.4 million and $14.1 million, or 430 basis point (4.3%) and 730 basis point (7.3%), negative impact on net merchandise sales in our Colombia segment for the quarter and six months ended February 28, 2021. The currency fluctuations contributed approximately 50 basis points (0.5%) and 90 basis points (0.9%) of the total negative impact on total net merchandise sales, respectively.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our warehouse clubs opened during calendar year 2020, will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 45 warehouse clubs for the thirteen and twenty-six week period ended February 28, 2021.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen week and twenty-six week periods ended February 28, 2021 and March 1, 2020.

	Thirteen Weeks Ended
	February 28, 2021	March 1, 2020
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	2.4%	0.1%
Caribbean	0.8	1.3
Colombia	(4.5)	(0.6)
Consolidated comparable net merchandise sales	1.1%	0.4%

	Twenty-Six Weeks Ended
	February 28, 2021	March 1, 2020
	% Increase in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	0.9%	0.9%
Caribbean	5.1	1.6
Colombia	1.7	(2.9)
Consolidated comparable net merchandise sales	2.3%	0.7%

Comparison of Thirteen and Twenty-Six Week Periods Ended February 28, 2021 and March 1, 2020

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended February 28, 2021 increased 1.1%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six-week period ended February 28, 2021 increased 2.3%.

Comparable net merchandise sales in our Central America segment increased 2.4% and 0.9% for the thirteen week and twenty-six week periods ended February 28, 2021, respectively. These increases contributed approximately 140 basis points (1.4%) and 50 basis points (0.5%) of positive impact in total comparable merchandise sales, respectively.

For the thirteen and twenty-six week period ended February 28, 2021, strong performance in the relatively smaller markets of Guatemala, Nicaragua, Honduras, and El Salvador, contributed approximately 300 basis points (3.0%) and 220 basis points (2.2%) of positive impact on the segments comparable net merchandise sales, respectively. This increase was offset by a 140 basis point (1.4%) and 170 basis point (1.7%) negative impact on the segments comparable net merchandise sales, respectively from the larger Panama and Costa Rica markets. During the quarter, Panama had governmental restrictions on days the clubs were permitted to operate. Costa Rica experienced foreign currency exchange headwinds, with the Costa Rica Colón devaluing versus the comparable prior year period.

Comparable net merchandise sales in our Caribbean segment increased 0.8% and 5.1% for the thirteen week and twenty-six week periods ended February 28, 2021, respectively. These increases contributed approximately 20 basis points (0.2%) and 160 basis points (1.6%) of positive impact in total comparable merchandise sales, respectively.

Our Dominican Republic market continued its strong performance in the thirteen and twenty-six week period, despite having a foreign currency exchange devaluation, with 16.3% and 17.3% comparable sales growth, respectively. This strong performance was offset by our Trinidad market which declined in comparable net merchandise sales for each period presented. Trinidad sales were adversely affected during the second fiscal quarter because we started limiting merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad illiquidity situation.

Comparable net merchandise sales in our Colombia segment decreased 4.5% and increased 1.7% for the thirteen week and twenty-six week periods ended February 28, 2021, respectively. The decrease contributed approximately 50 basis points (0.5%) of negative impact on total comparable merchandise sales and the increase contributed approximately 20 basis points (0.2%) of positive impact in total comparable merchandise sales, respectively. The decrease in Colombia during the current quarter and the soft comparable sales for the year to date period is primarily due to sales transfers from our recent club that opened in December 2020.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change from the thirteen and twenty-six week periods ended February 28, 2021.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	February 28, 2021
	Amount	% change
Central America	$(11,993)	(2.4)%
Caribbean	(10,360)	(4.0)
Colombia	(3,859)	(3.8)
Consolidated comparable net merchandise sales	$(26,212)	(3.0)%

	Currency Exchange Rate Fluctuations for the
	Twenty-Six Weeks Ended
	February 28, 2021
	Amount	% change
Central America	$(19,200)	(2.0)%
Caribbean	(20,613)	(4.2)
Colombia	(13,392)	(6.9)
Consolidated comparable net merchandise sales	$(53,205)	(3.2)%

Overall, the mix of currency fluctuations within our markets had an approximate $26.2 million and $53.2 million, or 300 basis point (3.0%) and 320 basis point (3.2%), negative impact on comparable net merchandise sales for the thirteen and twenty-six week period ended February 28, 2021.

Currency fluctuations within our Central America segment accounted for approximately 140 basis points (1.4%) and 120 basis points (1.2%) of negative impact in total comparable merchandise sales for the thirteen and twenty-six week period, respectively. Our Costa Rica market experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Caribbean segment accounted for approximately 120 basis points (1.2%) of negative impact in total comparable merchandise sales for both the thirteen and twenty-six week period. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Colombia segment accounted for approximately 40 basis points (0.4%) and 80 basis points (0.8%) of negative impact in total comparable merchandise sales for the thirteen and twenty-six week period, respectively. This reflects the devaluation of the Colombian peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	February 28,				February 29,
	2021				2020
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,080	$(367)	(4.3)%	1.5%	$8,447
Membership income - Caribbean	3,815	47	1.2	1.5	3,768
Membership income - Colombia	1,904	26	1.4	1.7	1,878
Membership income - Total	$13,799	$(294)	(2.1)%	1.5%	$14,093

	Six Months Ended
	February 28,				February 29,
	2021				2020
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$15,954	$(790)	(4.7)%	1.6%	$16,744
Membership income - Caribbean	7,526	80	1.1	1.5	7,446
Membership income - Colombia	3,618	(31)	(0.8)	1.7	3,649
Membership income - Total	$27,098	$(741)	(2.7)%	1.6%	$27,839

Number of accounts - Central America	850,544	(30,475)	(3.5)%		881,019
Number of accounts - Caribbean	426,718	(13,067)	(3.0)		439,785
Number of accounts - Colombia	318,868	(16,203)	(4.8)		335,071
Number of accounts - Total	1,596,130	(59,745)	(3.6)%		1,655,875

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

The number of member accounts as of February 28, 2021 was 3.6% lower than the number as of February 29, 2020. Membership income decreased 2.1% and 2.7% over the three and six-month periods ended February 28, 2021, respectively, compared to the same prior-year periods.

Membership income declined in Central America and was essentially flat in our Caribbean and Colombia segments for both the three and six-month periods ended February 28, 2021. The consolidated decline in membership income was due to a declining membership base in the second half of fiscal year 2020 because of lower member traffic in our clubs during the COVID-19 pandemic. Although the membership base is down compared to the comparable prior-year period, we have seen incremental increases in our membership base since the end of our last fiscal year. Since August 31, 2020, all segments have increased their membership base. Colombia had the largest increase in membership base in the first half of fiscal year 2021 due to the opening of its eighth club in December 2020 and had 5.2% growth, followed by Central America with a 2.6% increase and the Caribbean with a 0.1% increase.

We began offering our Platinum membership program in Nicaragua in October 2020 and in El Salvador in March 2021. We now offer this program in all locations where PriceSmart operates. The annual fee for a Platinum membership in most markets is approximately $75. The Platinum membership program provides members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction.

Our trailing twelve-month renewal rate was 81.5% and 86.2 % for the periods ended February 28, 2021 and February 29, 2020, respectively. Historically, membership renewals have been transacted primarily at the registers in the club at the time of purchase of merchandise or services when a membership has expired. The renewal rate decline contributed to the overall decrease in membership accounts of 3.6% over the same period because of a significant decline of in-club traffic in some of our markets due to governmental COVID-19 movement restrictions on their respective general populaces. Reductions in in-club traffic resulting from the COVID-19 pandemic and the launch of a new online catalogue and our Click & Go™ services has driven increased sign-ups and renewals completed online. Approximately 14% and 2% of our membership sign-ups were completed using our online platform for the six month periods ended February 28, 2021 and February 29, 2020, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 28, 2021			February 29, 2020
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$13,018	$2,917	28.9%	$10,101
Miscellaneous income	1,900	281	17.4	1,619
Rental income	742	(20)	(2.6)	762
Other revenue	$15,660	$3,178	25.5%	$12,482

	Six Months Ended
	February 28, 2021			February 29, 2020
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$25,674	$6,728	35.5%	$18,946
Miscellaneous income	3,397	169	5.2	3,228
Rental income	1,472	(29)	(1.9)	1,501
Other revenue	$30,543	$6,868	29.0%	$23,675

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

The primary driver of the $3.2 million increase in other revenue for quarter is due to a $2.9 million increase in non-merchandise revenue compared to the prior year from higher package volume in our marketplace and casillero operations during the current quarter compared to the comparable prior year period. Miscellaneous income also increased by $281,000 primarily due to higher interest generating portfolios from our co-branded credit cards and other payments received from our credit card vendors.

The primary driver of the $6.9 million increase in other revenue for the six-month period is due to a $6.7 million increase in non-merchandise revenue compared to the prior year from higher package volume in our marketplace and casillero operations during the current period compared to the comparable prior year period.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2021	February 29, 2020	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$898,404	$871,726	$26,678
Total gross margin	$143,296	$128,292	$15,004
Total gross margin percentage	16.0%	14.7%	1.3%

Revenues
Total revenues	$937,569	$906,735	$30,834
Percentage change from prior period			3.4%

Comparable net merchandise sales
Total comparable net merchandise sales increase	1.1%	0.4%	0.7%

Total revenue margin
Total revenue margin	$166,878	$150,561	$16,317
Total revenue margin percentage	17.8%	16.6%	1.2%

Selling, general and administrative
Selling, general and administrative	$121,899	$111,752	$10,147
Selling, general and administrative percentage of total revenues	13.0%	12.3%	0.7%

	Three Months Ended
	February 28,	% of	February 29,	% of
Results of Operations Consolidated	2021	Total Revenue	2020	Total Revenue
Operating income- by segment
Central America	$40,362	4.3%	$37,667	4.2%
Caribbean	20,766	2.2	15,079	1.7
Colombia	6,439	0.7	5,400	0.6
United States	2,028	0.2	1,928	0.2
Reconciling Items (1)	(24,616)	(2.6)	(21,265)	(2.4)
Operating income - Total	$44,979	4.8%	$38,809	4.3%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 28, 2021	February 29, 2020	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,736,773	$1,650,454	$86,319
Total gross margin	$278,046	$244,296	$33,750
Total gross margin percentage	16.0%	14.8%	1.2%

Revenues
Total revenues	$1,815,001	$1,718,676	$96,325
Percentage change from comparable period			5.6%

Comparable net merchandise sales
Total comparable net merchandise sales decrease	2.3%	0.7%	1.6%

Total revenue margin
Total revenue margin	$324,434	$287,556	$36,878
Total revenue margin percentage	17.9%	16.7%	1.2%

Selling, general and administrative
Selling, general and administrative	$234,924	$218,033	$16,891
Selling, general and administrative percentage of total revenues	12.9%	12.7%	0.2%

Warehouse clubs
Warehouse clubs at period end	47	45	2
Warehouse club sales square feet at period end	2,325	2,244	81

	Six Months Ended
	February 28,	% of	February 29,	% of
Results of Operations Consolidated	2021	Total Revenue	2020	Total Revenue
Operating income- by segment
Central America	$74,807	4.1%	$69,367	4.0%
Caribbean	42,359	2.3	26,889	1.6
Colombia	12,004	0.7	9,924	0.6
United States	7,771	0.4	4,516	0.2
Reconciling Items (1)	(47,431)	(2.6)	(41,173)	(2.4)
Operating income - Total	$89,510	4.9%	$69,523	4.0%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	February 28,	% of	February 29,	% of
	2021	Total Revenue	2020	Total Revenue
Warehouse club and other operations	$90,449	9.7%	$84,022	9.3%
General and administrative	31,270	3.3	27,618	3.0
Pre-opening expenses	48	—	44	—
Loss on disposal of assets	132	—	68	—
Total Selling, general and administrative	$121,899	13.0%	$111,752	12.3%

	Six Months Ended
	February 28,	% of	February 29,	% of
	2021	Total Revenue	2020	Total Revenue
Warehouse club and other operations	$175,281	9.7%	$163,395	9.5%
General and administrative	58,791	3.2	53,502	3.1
Pre-opening expenses	650	—	997	0.1
Loss on disposal of assets	202	—	139	—
Total Selling, general and administrative	$234,924	12.9%	$218,033	12.7%

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the three months ended February 28, 2021 was 16.0%, 130 basis points (1.3%) higher than the comparable prior year period. Approximately 90 basis points (0.9%) of this increase is due to certain pricing actions we took to offset foreign currency exchange costs and COVID-related operating costs. In particular, we substantially increased the liquidity premium we factor into our sales prices in Trinidad on our imported merchandise, as we continue to experience a shortage of available U.S. dollars for exchange in that market. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for additional discussion. The remainder of approximately 40 basis points (0.4%) of this improvement is primarily attributable to more focused merchandising strategies and inventory management that primarily resulted from fewer markdowns.

On a consolidated basis, total gross margin for the six-months ended February 28, 2021 was 16.0%, 120 basis points (1.2%) higher than the comparable prior-year period. Approximately 80 basis points (0.8%) of this increase is due to certain pricing actions described above with the remaining 40 basis points (0.4%) is primarily attributable to more focused merchandising strategies and inventory management that primarily resulted from fewer markdowns.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin increased 120 basis points (1.2%) for the three months ended February 28, 2021 compared to the prior-year period, which is primarily the result of the higher total gross margins of 130 basis points (1.3%). This increase was offset by 10 basis points (0.1%) from lower revenue margins from our casillero and marketplace business in the current quarter compared to the prior year. Total revenue margin increased 120 basis points (1.2%) for the six-month period presented, which is the result of the higher total gross margins of 120 basis points (1.2%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $10.1 million to 13.0% of total revenue compared to 12.3% of total revenues for the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020.

Warehouse club and other operations expenses increased to 9.7% of total revenues for the second quarter of fiscal year 2021 compared to 9.3% for the second quarter of fiscal year 2020. Colombia added 20 basis points (0.2%) while Costa Rica and

Honduras each added 10 basis points (0.1%) as a percentage of revenue year over year. Colombia and Costa Rica have new clubs that had not reached sales maturity as of February 28, 2021, thus increasing the operational expense ratios in those markets. Honduras had a currency appreciation during the quarter, which led to a slight deleveraging of expenses.

General and administrative expenses increased to 3.3% of total revenues for the current quarter compared to 3.0% for the second quarter of fiscal year 2020. The 30 basis point (0.3%) increase is primarily due to our continued investments to support our technology development, talent acquisition, and employee development.

In total, selling, general and administrative expenses increased $16.9 million to 12.9% of total revenues for the six-month period ended February 28, 2021 compared to 12.7% of total revenues in the same prior year period.

Warehouse club and other operations expenses increased to 9.7% of total revenues for the first six months of the fiscal year 2021 compared to 9.5% for the prior-year period. Colombia, Guatemala, Costa Rica, and Honduras together added 20 basis points (0.2%) as a percentage of revenue year over year. Colombia, Guatemala, and Costa Rica have new clubs that had not reached sales maturity as of February 28, 2021, thus increasing the operational expense ratios in those markets and Honduras had a currency appreciation during the first six-month period which led to a slight deleveraging of expenses.

General and administrative expenses increased to 3.2% of total revenues for the first six months of fiscal year 2021 compared to 3.1% for the same period in the prior year. The 10 basis point (0.1%) increase is primarily due to our continued investments to support our technology development, talent acquisition, and employee development.

Pre-opening expenses remained stable in the second quarter ended February 28, 2021 compared to the same prior year period. For the six-months ended February 28, 2021, pre-opening expense decreased 0.1% of total revenues compared to the prior year period. The decrease is attributable to fewer costs incurred to open our new warehouse clubs compared to the prior year period.

Operating income in the second quarter of fiscal year 2021 increased to $45.0 million (4.8% of total revenue) compared to $38.8 million (4.3% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars primarily from net merchandise sales of 120 basis points (1.2%) partially offset by a 70 basis point (0.7%) decrease due to deleveraging of selling, general and administrative expenses over the comparable prior-year period. These were the primary factors for the overall 50 basis point (0.5%) increase in operating income as a percentage of total revenue increase in operating income.

Operating income for the six months ended February 28, 2021 increased to $89.5 million (4.9% of total revenue) compared to $69.5 million (4.0% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars primarily from net merchandise sales of 120 basis points (1.2%) partially offset by a 20 basis point (0.2%) decrease due to deleveraging of selling, general and administrative expenses over the comparable prior-year period. These were the primary factors for the overall 90 basis point (0.9%) as a percentage of total revenue.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	February 28,		February 29,
	2021		2020
	Amount	Change	Amount
Interest expense on loans	$1,573	$(208)	$1,781
Interest expense related to hedging activity	953	357	596
Less: Capitalized interest	(298)	389	(687)
Net interest expense	$2,228	$538	$1,690

	Six Months Ended
	February 28,		February 29,
	2021		2020
	Amount	Change	Amount
Interest expense on loans	$3,298	$252	$3,046
Interest expense related to hedging activity	1,878	1,021	857
Less: Capitalized interest	(915)	436	(1,351)
Net interest expense	$4,261	$1,709	$2,552

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

Net interest expense increased for the three and six-month period ended February 28, 2021 compared to the prior-year periods primarily due to higher average long-term loan balances to fund our capital projects and drawdowns on short-term lines of credit as part of our COVID-19 related efforts to secure cash. The increase in interest expense related to hedging activity is a result of the incremental loans and their related cross-currency interest rate hedges for our Colombia subsidiary. We also capitalized less interest compared to a year ago due to the timing of construction projects.

Other income (expense), net

Other expense, net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the receipt of a one-time indemnification payment from a business combination escrow account.

	Three Months Ended
	February 28,			February 29,
	2021			2020
	Amount	Increase from prior year	% Change	Amount
Other income (expense), net	$(292)	$(1,015)	(140.4)%	$723

	Six Months Ended
	February 28,			February 29,
	2021			2020
	Amount	Increase from prior year	% Change	Amount
Other expense, net	$(1,837)	$(1,575)	(601.1)%	$(262)

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

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

For the three and six-months ended February 28, 2021 the primary driver of Other income (expense), net included $238,000 and $1.7 million losses, respectively, associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar, and from exchange transactions.

The primary impacts during the quarter were higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. This was offset by a devaluation of the Jamaican dollar, which resulted in a gain recognized on our net U.S. dollar asset position in that market. The primary impacts during the six-month period were higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars, before converting them to U.S. dollars. This was offset by an appreciation of the Honduran Lempira, which resulted in a gain recognized on our net U.S. dollar liability position in that market.

Provision for Income Taxes

	Three Months Ended
	February 28,		February 29,
	2021		2020
	Amount	Increase from prior year	Amount
Provision for income taxes	$14,565	$1,863	$12,702
Effective tax rate	33.9%		33.1%

	Six Months Ended
	February 28,		February 29,
	2021		2020
	Amount	Increase from prior year	Amount
Provision for income taxes	$28,183	$6,078	$22,105
Effective tax rate	33.4%		32.7%

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

For the three months ended February 28, 2021, the effective tax rate was 33.9%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net tax impact from non-recurring items, of 4.8%, primarily related to changes in uncertain tax positions; and

•A comparably favorable benefit from recurring items, of 3.9%, primarily related to the reduced impact of the loss of benefit of foreign tax credits in the current quarter compared to the prior year due to higher income before the provision for income taxes for the current quarter, and improvements in other tax credits in our countries of operation.

For the six months ended February 28, 2021, the effective tax rate was 33.4%. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net tax impact from non-recurring items, of 3.2%, primarily related to changes in uncertain tax positions; and

•A comparably favorable benefit from recurring items, of 2.5%, primarily related to the reduced impact of the loss of benefit of foreign tax credits in the current six-month period compared to the prior year due to higher income before the provision for income taxes for the current six-month period and improvements in other tax credits in our countries of operation.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 28,			February 29,
	2021			2020
	Amount	Change	% Change	Amount
Other comprehensive loss	$(1,120)	$3,929	77.8%	$(5,049)

	Six Months Ended
	February 28,			February 29,
	2021			2020
	Amount	Change	% Change	Amount
Other comprehensive income (loss)	$2,042	$10,276	124.8%	$(8,234)

Comparison of Three and Six Months Ended February 28, 2021 and February 29, 2020

Our other comprehensive loss of approximately $1.1 million for the second quarter of fiscal year 2021 resulted primarily from the comprehensive loss of approximately $2.3 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, offset by approximately $1.2 million related to unrealized gains on changes in our derivative obligations. Other comprehensive income for six-months ended February 28, 2021 of approximately $2.0 million was primarily the result of the comprehensive income of $0.4 million from foreign currency translation adjustments and $1.5 million related to unrealized gains on changes in the fair value of our derivative obligations. For the quarter and six month periods, the Costa Rica Colón and Jamaican Dollar exchange rate with the U.S. Dollar have declined significantly during both periods presented and these declines were offset by an appreciation of the Colombia Peso over the same period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. There is some uncertainty surrounding the continuing potential impact of COVID-19 on our results of operations and cash flows. As a result, we have taken steps to increase cash available on-hand, including, but not limited to, drawing funds on our short-term facilities. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our drawdown on our short-term facilities and long-term borrowings.

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

	February 28,	August 31,
	2021	2020
Amounts held by foreign subsidiaries	$153,446	$203,598
Amounts held domestically	34,333	100,173
Total cash and cash equivalents, including restricted cash	$187,779	$303,771

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	February 28,	August 31,
	2021	2020
Amounts held by foreign subsidiaries	$81,430	$46,509
Amounts held domestically	—	—
Total short-term investments	$81,430	$46,509

As of February 28, 2021 and August 31, 2020, certificates of deposit with a maturity of over a year held by our foreign subsidiaries and domestically were $1.5 million in both periods.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. Since fiscal 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies. We are working with our banks in Trinidad and government officials to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue and are considering various measures to address the adverse effect of this situation on the Company’s liquidity. In addition, our Barbados subsidiary recently began facing a similar U.S. dollar liquidity situation. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28,	February 29,
	2021	2020	Change
Net cash provided by operating activities	$29,727	$89,065	$(59,338)
Net cash used in investing activities	(82,276)	(85,721)	3,445
Net cash provided by (used in) financing activities	(60,814)	24,422	(85,236)
Effect of exchange rates	(2,629)	2,767	(5,396)
Net increase (decrease) in cash and cash equivalents	$(115,992)	$30,533	$(146,525)

Net cash provided by operating activities totaled $29.7 million and $89.1 million for the six months ended February 28, 2021 and February 29, 2020, respectively. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consist of payments to our merchandise vendors, warehouse operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes.  The $59.3 million decrease in net cash provided by operating activities was primarily due to a net decrease of $76.0 million from changes in operating assets and liabilities, offset by a net increase of $16.7 million from changes in non-cash reconciling items.

The $76.0 million decrease from changes in operating assets and liabilities is primarily due to decreases in net working capital of $81.4 million, which resulted in a $38.0 million decrease of cash due to the increase in merchandise inventories and a $43.4 million decrease of cash from the decrease in accounts payable over the comparable six-months ended February 28, 2021 and February 29, 2020. The increase in merchandise inventories is primarily the result of having two additional clubs in the current year. The accounts payable decrease is largely the result of the expiration of temporary extensions of vendor terms negotiated as part of our response to the COVID-19 pandemic. The $81.4 million decrease in net working capital was partially offset by a $5.4 million increase in all other current asset and current liability changes. The $16.7 million change in non-cash reconciling items was primarily due to the increase in net income, deferred income taxes, stock compensation, and depreciation for the six-month period ended February 28, 2021 compared to the prior year.

Net cash used in investing activities totaled $82.3 million and $85.7 million for the six months ended February 28, 2021 and February 29, 2020, respectively.  Our cash used in investing activities is primarily for the construction of and improvements to our warehouse clubs and management of our cash investments. The $3.4 million decrease in cash used in investing activities is primarily the result of a net $20.2 million increase in short-term and long-term certificate of deposit purchases and fewer settlements compared to the same six-month period a year-ago offset by a $23.6 million decrease in construction expenditures versus the same comparable periods. The increase in purchases and fewer settlements is the result of additional Trinidad dollars we have on-hand and that we have invested into certificates of deposit to generate interest income while we actively work to convert those Trinidad dollars into U.S. dollars as availability allows. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market.

Net cash used in financing activities totaled $60.8 million and net cash provided by financing activities was $24.4 million for the six months ended February 28, 2021 and February 29, 2020, respectively. We use cash flows provided by financing primarily to fund our working capital needs and our warehouse club expansions and investments. The $85.2 million shift from cash provided by to cash used in financing activities is primarily the result of a net decrease of proceeds from long-term borrowings of $46.0 million compared to a year ago and a net decrease of $38.1 million in cash provided by short-term borrowings compared to the same six-month period a year-ago. In the prior year period, we executed long-term loans primarily to finance land purchases and construction of several of our warehouse clubs. Our beginning cash, cash equivalents, and restricted cash balance for the current year period was $303.8 million, thus reducing our need for drawdowns on our outstanding lines of credit for the comparable six-month periods.

The following table summarizes the dividends declared and paid during fiscal year 2021 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	N/A	$0.35	8/15/2021	N/A	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	N/A	$0.35	8/15/2020	8/31/2020	N/A	$0.35

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the six-months ended February 28, 2021, we reissued 96,400 treasury shares.

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

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $8.7 million and $7.0 million as of February 28, 2021 and August 31, 2020, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.2 million and $2.8 million as of February 28, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that we will be successful in recovering all tax receivables or deferred tax assets.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, which could require an adjustment of these assets to their then-current fair market value. Loss/(gain) on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 28, 2021 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

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

Information about the financial impact of foreign currency exchange rate fluctuations for the three and six-month period ended February 28, 2021 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three and six-month period ended February 28, 2021 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and six-month period ended February 28, 2021 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

On May 22, 2019, a class action complaint was filed against PriceSmart, Inc., as well as certain former and current officers in the United States District Court for the Southern District of California. On October 7, 2019, the Court granted Public Employees Retirement Association of New Mexico’s (PERA’s) Motion for Appointment as Lead Plaintiff. On January 3, 2020, PERA filed a consolidated class action complaint, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend itself against any obligations or liability to the plaintiffs with respect to such claims. The Company believes the claims are without merit. During the third quarter of fiscal 2020, the Company filed a Motion to Dismiss the Plaintiff’s Consolidated Amended Complaint and the Plaintiff filed an Opposition to the Motion to Dismiss. During the fourth quarter of fiscal 2020, the Company filed a Reply to the Opposition and in the second quarter of fiscal 2021, the Motion to Dismiss was granted. The Plaintiff’s time to appeal the Order of the court granting the Company’s Motion to Dismiss has expired.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 28, 2021, the Company repurchased 17,372 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2021. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2020 - December 31, 2020	—	$—	—	N/A
January 1, 2021 - January 31, 2021	17,372	$98.60	—	N/A
February 1, 2021 - February 28, 2021	—	$—	—	N/A
Total	17,372	$98.60	—	—

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

PRICESMART, INC.

Date:	April 8, 2021	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	April 8, 2021	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)