Form 10-Q
period 2021-05-31
PRICESMART INC
filed 2021-07-08
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

The registrant had 30,783,266 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2021.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2021 and the consolidated balance sheet as of August 31, 2020, the unaudited consolidated statements of income for the three and nine months ended May 31, 2021 and 2020, the unaudited consolidated statements of comprehensive income (loss) for the three and nine months ended May 31, 2021 and 2020, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2021 and 2020, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2021 and 2020 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2021	August 31,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$190,687	$299,481
Short-term restricted cash	781	185
Short-term investments	67,068	46,509
Receivables, net of allowance for doubtful accounts of $166 as of May 31, 2021 and $147 as of August 31, 2020, respectively	12,221	13,153
Merchandise inventories	336,645	309,509
Prepaid expenses and other current assets	31,812	30,165
Total current assets	639,214	699,002
Long-term restricted cash	6,972	4,105
Property and equipment, net	716,337	692,279
Operating lease right-of-use assets, net	125,998	119,533
Goodwill	45,142	45,206
Other intangibles, net	8,368	10,166
Deferred tax assets	22,872	21,672
Other non-current assets (includes $1,160 and $872 as of May 31, 2021 and August 31, 2020, respectively, for the fair value of derivative instruments)	56,483	54,260
Investment in unconsolidated affiliates	10,569	10,602
Total Assets	$1,631,955	$1,656,825
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$65,143
Accounts payable	341,007	373,172
Accrued salaries and benefits	37,240	32,946
Deferred income	27,255	23,525
Income taxes payable	9,740	7,727
Other accrued expenses and other current liabilities	27,959	37,731
Operating lease liabilities, current portion	8,486	8,594
Dividends payable	10,755	—
Long-term debt, current portion	20,554	19,437
Total current liabilities	482,996	568,275
Deferred tax liability	1,759	1,713
Long-term income taxes payable, net of current portion	3,947	5,132
Long-term operating lease liabilities	131,510	124,181
Long-term debt, net of current portion	101,294	112,610
Other long-term liabilities (includes $3,154 and $4,685 for the fair value of derivative instruments and $6,665 and $6,155 for post-employment plans as of May 31, 2021 and August 31, 2020, respectively)	10,665	12,182
Total Liabilities	732,171	824,093

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,456,121 and 31,417,576 shares issued and 30,777,829 and 30,670,712 shares outstanding (net of treasury shares) as of May 31, 2021 and August 31, 2020, respectively	3	3
Additional paid-in capital	459,812	454,455
Accumulated other comprehensive loss	(177,368)	(176,820)
Retained earnings	639,472	582,487
Less: treasury stock at cost, 678,292 shares as of May 31, 2021 and 746,864 shares as of August 31, 2020	(23,116)	(28,406)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	898,803	831,719
Noncontrolling interest in consolidated subsidiaries	981	1,013
Total Stockholders' Equity	899,784	832,732
Total Liabilities and Equity	$1,631,955	$1,656,825

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Revenues:
Net merchandise sales	$857,478	$768,368	$2,594,251	$2,418,822
Export sales	10,213	8,321	30,800	25,029
Membership income	14,329	13,525	41,427	41,364
Other revenue and income	13,244	9,717	43,787	33,392
Total revenues	895,264	799,931	2,710,265	2,518,607
Operating expenses:
Cost of goods sold:
Net merchandise sales	720,726	661,258	2,179,453	2,067,416
Export sales	9,820	7,995	29,568	24,044
Non-merchandise	5,755	3,503	17,847	12,416
Selling, general and administrative:
Warehouse club and other operations	89,322	78,431	264,603	241,826
General and administrative	33,225	24,408	92,016	77,910
Pre-opening expenses	1	257	651	1,254
Loss on disposal of assets	366	112	568	251
Total operating expenses	859,215	775,964	2,584,706	2,425,117
Operating income	36,049	23,967	125,559	93,490
Other income (expense):
Interest income	518	554	1,454	1,433
Interest expense	(1,596)	(2,564)	(5,857)	(5,116)
Other expense, net	(2,295)	(1,564)	(4,132)	(1,826)
Total other expense	(3,373)	(3,574)	(8,535)	(5,509)
Income before provision for income taxes and loss of unconsolidated affiliates	32,676	20,393	117,024	87,981
Provision for income taxes	(10,082)	(7,744)	(38,265)	(29,849)
Loss of unconsolidated affiliates	(13)	(16)	(34)	(79)
Net income	22,581	12,633	78,725	58,053
Less: net (income) loss attributable to noncontrolling interest	(52)	72	(223)	(20)
Net income attributable to PriceSmart, Inc.	$22,529	$12,705	$78,502	$58,033
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.73	$0.41	$2.55	$1.90
Diluted	$0.73	$0.41	$2.55	$1.90
Shares used in per share computations:
Basic	30,414	30,271	30,396	30,268
Diluted	30,446	30,275	30,423	30,273

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Net income	$22,581	$12,633	$78,725	$58,053
Less: net (income) loss attributable to noncontrolling interest	(52)	72	(223)	(20)
Net income attributable to PriceSmart, Inc.	$22,529	$12,705	$78,502	$58,033

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(3,007)	(12,874)	(2,577)	(19,981)
Defined benefit pension plan:
Net gain/(loss) arising during period	3	(16)	65	(3)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	33	19	99	56
Total defined benefit pension plan	36	3	164	53
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	(667)	(1,471)	488	(208)
Unrealized gains/(losses) on change in fair value of interest rate swaps	1,048	(1,104)	1,377	(6,295)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	—	—	2,751
Total derivative instruments	381	(2,575)	1,865	(3,752)
Other comprehensive loss	(2,590)	(15,446)	(548)	(23,680)
Comprehensive income/(loss)	19,939	(2,741)	77,954	34,353
Less: comprehensive income attributable to noncontrolling interest	33	35	91	90
Comprehensive income/(loss) attributable to PriceSmart, Inc.	$19,906	$(2,776)	$77,863	$34,263

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at February 29, 2020	31,451	$3	$452,858	$(152,573)	$549,703	852	$(32,098)	$817,893	$974	$818,867
Purchase of treasury stock	—	—	—	—	—	4	(204)	(204)	—	(204)
Issuance of treasury stock	(80)	—	(687)	—	—	(80)	687	—	—	—
Issuance of restricted stock award	57	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,718	—	—	—	—	3,718	—	3,718
Net income (loss)	—	—	—	—	12,705	—	—	12,705	(72)	12,633
Other comprehensive income (loss)	—	—	—	(15,446)	—	—	—	(15,446)	35	(15,411)
Balance at May 31, 2020	31,425	$3	$455,889	$(168,019)	$562,408	776	$(31,615)	$818,666	$937	$819,603

Balance at February 28, 2021	31,452	$3	$454,881	$(174,778)	$616,943	675	$(22,781)	$874,268	$983	$875,251
Purchase of treasury stock	—	—	—	—	—	3	(335)	(335)	—	(335)
Issuance of restricted stock award	4	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,931	—	—	—	—	4,931	—	4,931
Dividend paid to stockholders	—	—	—	—	—	—	—	—	(87)	(87)
Net income	—	—	—	—	22,529	—	—	22,529	52	22,581
Other comprehensive income (loss)	—	—	—	(2,590)	—	—	—	(2,590)	33	(2,557)
Balance at May 31, 2021	31,456	$3	$459,812	$(177,368)	$639,472	678	$(23,116)	$898,803	$981	$899,784

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2019	31,461	$3	$454,570	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	26	(1,585)	(1,585)	—	(1,585)
Issuance of treasury stock	(174)	—	(8,657)	—	—	(174)	8,657	—	—	—
Issuance of restricted stock award	166	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(28)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,976	—	—	—	—	9,976	—	9,976
Dividend paid to stockholders	—	—	—	—	(10,710)	—	—	(10,710)	(101)	(10,811)
Dividend payable to stockholders	—	—	—	—	(10,719)	—	—	(10,719)	—	(10,719)
Net income	—	—	—	—	58,033	—	—	58,033	20	58,053
Other comprehensive income (loss)	—	—	—	(23,680)	—	—	—	(23,680)	90	(23,590)
Balance at May 31, 2020	31,425	$3	$455,889	$(168,019)	$562,408	776	$(31,615)	$818,666	$937	$819,603

Balance at August 31,2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	27	(2,574)	(2,574)	—	(2,574)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	137	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,221	—	—	—	—	13,221	—	13,221
Dividend paid to stockholders	—	—	—	—	(10,762)	—	—	(10,762)	(346)	(11,108)
Dividend payable to stockholders	—	—	—	—	(10,755)	—	—	(10,755)	—	(10,755)
Net income	—	—	—	—	78,502	—	—	78,502	223	78,725
Other comprehensive income (loss)	—	—	—	(548)	—	—	—	(548)	91	(457)
Balance at May 31, 2021	31,456	$3	$459,812	$(177,368)	$639,472	678	$(23,116)	$898,803	$981	$899,784

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2021	2020
Operating Activities:
Net income	$78,725	$58,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,350	44,867
Allowance for doubtful accounts	19	(18)
Loss on sale of property and equipment	568	251
Deferred income taxes	(2,748)	(4,079)
Equity in losses of unconsolidated affiliates	34	79
Stock-based compensation	13,221	9,976
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	6,147	(157)
Merchandise inventories	(27,136)	62,511
Accounts payable	(37,213)	2,647
Net cash provided by operating activities	79,967	174,130
Investing Activities:
Additions to property and equipment	(73,350)	(89,713)
Purchases of short-term investments	(58,355)	(31,711)
Proceeds from settlements of short-term investments	37,605	8,891
Purchases of long-term investments	(1,479)	(1,489)
Proceeds from settlements of long-term investments	1,479	—
Proceeds from disposal of property and equipment	109	44
Net cash used in investing activities	(93,991)	(113,978)
Financing Activities:
Proceeds from long-term bank borrowings	3,000	57,820
Repayment of long-term bank borrowings	(13,135)	(7,542)
Proceeds from short-term bank borrowings	—	271,014
Repayment of short-term bank borrowings	(64,916)	(207,368)
Cash dividend payments	(11,108)	(10,811)
Purchase of treasury stock	(2,574)	(1,585)
Other financing activities	(223)	(20)
Net cash provided by (used in) financing activities	(88,956)	101,508
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,351)	(1,872)
Net increase (decrease) in cash, cash equivalents	(105,331)	159,788
Cash, cash equivalents and restricted cash at beginning of period	303,771	106,236
Cash, cash equivalents and restricted cash at end of period	$198,440	$266,024

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$8,763	$7,975
Dividends declared but not yet paid	10,755	10,719

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(UNAUDITED—AMOUNTS IN THOUSANDS)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31,	May 31,
	2021	2020
Cash and cash equivalents	$190,687	$261,788
Short-term restricted cash	781	240
Long-term restricted cash	$6,972	$3,996
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$198,440	$266,024

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2021

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2021, the Company had 47 warehouse clubs in operation in 12 countries and one U.S. territory (eight in Costa Rica and Colombia; seven in Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company also plans to open new warehouse clubs in Guatemala City, Guatemala and Bucaramanga, Colombia in the fall of 2021, and in Portmore, Jamaica in the spring of 2022. Once these three new clubs are open, the Company will operate 50 warehouse clubs.

PriceSmart continues to invest in technology to increase operational efficiencies that are expected to lead to greater value to the Member, to gain greater insights into the shopping preferences of our Members and to enhance the overall Member experience. Technology developments are driving omni-channel initiatives and capabilities, including online shopping and services. As of May 31, 2021, the Company offered the Click & Go™ curbside pickup and delivery service in all 13 of its markets. These services provide an alternative and convenient way for Members to shop, while reducing physical contact. The Company also has launched digital membership, which helps it gather higher quality data it can use to make better informed decisions in all areas of the business and facilitates a more seamless auto-renewal process, increasing predictability of membership income. We believe digital membership also provides more convenience to the Members with digital cards and online payment. PriceSmart also operates a package forwarding (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where it operates warehouse clubs.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The novel coronavirus (COVID-19) pandemic continues to significantly impact the economies of the countries where the Company operates due to elevated infection rates and government restrictions. The Company has assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.

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

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of May 31, 2021 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of May 31, 2021 are listed below:

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

Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31,	August 31,
	2021	2020
Short-term restricted cash	$781	$185
Long-term restricted cash	6,972	4,105
Total restricted cash(1)	$7,753	$4,290

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

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $53.5 million as of May 31, 2021 and $55.4 million as of August 31, 2020.  The Company reviews reported goodwill and other intangibles at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $9.1 million and $7.0 million as of May 31, 2021 and August 31, 2020, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

assets of $3.2 million and $2.8 million as of May 31, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2021	2020
Prepaid expenses and other current assets	$1,390	$1,749
Other non-current assets	28,004	25,851
Total amount of VAT receivables reported	$29,394	$27,600

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2021	2020
Prepaid expenses and other current assets	$9,775	$10,944
Other non-current assets	19,872	20,116
Total amount of income tax receivables reported	$29,647	$31,060

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2021, the Company reissued approximately 96,400 treasury shares.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2021 and August 31, 2020.

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

Cost of Goods Sold – The Company includes the cost of merchandise and food service and bakery raw materials in cost of goods sold, net merchandise sales. The Company also includes in cost of goods sold: net merchandise sales the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs, and, when applicable, costs of shipping to Members. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-club demonstrations.

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, cooperative marketing efforts, digital advertising, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates and time-limited promotions are recognized on a systematic and rational allocation of the cash consideration as the Company progresses toward earning the rebate, provided the amounts to be earned are probable and reasonably estimable. Cooperative marketing efforts and digital advertising are related to consideration received by the Company from vendors for non-distinct online advertising services on the Company’s website and social media platforms. Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in-club promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Prompt payment discounts are taken in substantially all cases and therefore are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and nine months ended May 31, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Effect on other comprehensive loss due to foreign currency translation	$(3,007)	$(12,874)	$(2,577)	$(19,981)

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Currency loss	$(2,240)	$(1,529)	$(3,970)	$(2,431)

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

FASB ASC 350 ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

that reporting unit had been acquired in a business combination. Under this ASU, entities should now calculate any goodwill impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge to the goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on a prospective basis on September 1, 2020, the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three and nine month periods ended May 31, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 31, 2021 that the Company expects to have a material impact on its consolidated financial statements.

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

	Contract Liabilities
	May 31, 2021	August 31, 2020
Deferred membership income	$26,457	$23,051
Other contract performance liabilities	$5,895	$5,190

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Foods & Sundries	$431,007	$419,579	$1,298,134	$1,250,728
Fresh Foods	252,365	228,858	745,158	685,413
Hardlines	94,732	70,374	318,229	261,796
Softlines	43,468	25,597	130,732	115,860
Other Business	35,906	23,960	101,998	105,025
Net Merchandise Sales	$857,478	$768,368	$2,594,251	$2,418,822

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

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Net income attributable to PriceSmart, Inc.	$22,529	$12,705	$78,502	$58,033
Less: Allocation of income to unvested stockholders	(372)	(188)	(952)	(527)
Net income attributable to PriceSmart, Inc. per share available for distribution	$22,157	$12,517	$77,550	$57,506
Basic weighted average shares outstanding	30,414	30,271	30,396	30,268
Add dilutive effect of performance stock units (two-class method)	32	4	27	5
Diluted average shares outstanding	30,446	30,275	30,423	30,273
Basic net income per share	$0.73	$0.41	$2.55	$1.90
Diluted net income per share	$0.73	$0.41	$2.55	$1.90

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(2,577)	91	(2,486)
Defined benefit pension plans (1)	164	—	164
Derivative instruments (2)	1,865	—	1,865
Ending balance, May 31, 2021	$(177,368)	$225	$(177,143)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(19,981)	90	(19,891)
Defined benefit pension plans (1)	53	—	53
Derivative Instruments (2)	(3,752)	—	(3,752)
Ending balance, May 31, 2020	$(168,019)	$110	$(167,909)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(29,413)	114	(29,299)
Defined benefit pension plans (1)	(79)	—	(79)
Derivative Instruments (2)	(5,803)	—	(5,803)
Amounts reclassified from accumulated other comprehensive loss	2,814	—	2,814
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)

(1)Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club and other operations in the Company's consolidated statements of income.

(2)Refer to Note 8 - Derivative Instruments and Hedging Activities.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	May 31,	August 31,
	2021	2020
Retained earnings not available for distribution	$7,921	$7,375

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

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

than 50% likelihood of being sustained. As of May 31, 2021, the Company's uncertain income tax position balance has been reduced by $1.2 million since August 31, 2020, due to the expiration of statutes of limitation and other current year adjustments.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2021 and August 31, 2020, the Company has recorded within other accrued expenses and other current liabilities a total of $1.7 million and $2.5 million, respectively, for various non-income tax related tax contingencies.

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

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.2 million and $2.8 million as of May 31, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2021 and August 31, 2020, the Company had approximately $16.3 million and $5.1 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2021, the Company had entered into a land purchase option agreement that, if completed, would result in the use of approximately $7.4 million in cash.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of May 31, 2021 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$22	$7,040	$99	$7,139
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	100	3,529	785	4,314
Total		$6,809	$3,638	$122	$10,569	$884	$11,453

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2021	$131,000	$—	$125	$130,875	—%
August 31, 2020	$81,210	$65,143	$388	$15,679	3.7%

As of May 31, 2021 and August 31, 2020, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed.

The following table provides the changes in long-term debt for the nine-months ended May 31, 2021:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2020	$19,437	$112,610	$132,047	(1)
Proceeds from long-term debt incurred during the period:
Trinidad subsidiary	547	2,453	3,000
Regularly scheduled loan payments	(1,164)	(11,971)	(13,135)
Reclassifications of long-term debt due in the next 12 months	1,706	(1,706)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	28	(92)	(64)
Balances as of May 31, 2021	$20,554	$101,294	$121,848	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $158.6 million. No cash assets were assigned as collateral for these loans.

(2)These foreign currency translation adjustments are recorded within Other comprehensive loss.

(3)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $2.8 million and $143.7 million, respectively.

As of May 31, 2021 and August 31, 2020, the Company had approximately $96.0 million and $107.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2022	$20,554
2023	26,381
2024	9,174
2025	25,608
2026	4,310
Thereafter	35,821
Total	$121,848

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

These derivative instruments (cash flow hedging instruments) are designated and qualify as cash flow hedges, with the entire gain or loss on the derivative reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash Flow Hedges

As of May 31, 2021, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2021:

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

For the three and nine months ended May 31, 2021 and May 31, 2020, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2021	$656	$907	$1,563
Interest expense for the three months ended May 31, 2020	$1,067	$620	$1,687
Interest expense for the nine months ended May 31, 2021	$2,015	$2,785	$4,800
Interest expense for the nine months ended May 31, 2020	$3,287	$1,477	$4,764

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2021	2020
Union Bank	$32,938	$33,894
Citibank N.A.	52,201	55,086
Scotiabank	10,500	11,625
Total	$95,639	$100,605

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2021			August 31, 2020
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$1,160	$(353)	$807	$872	$(265)	$607
Interest rate swaps	Other long-term liabilities	(2,338)	547	(1,791)	(3,857)	898	(2,959)
Cross-currency interest rate swaps	Other long-term liabilities	(816)	245	(571)	(828)	248	(580)
Net fair value of derivatives designated as hedging instruments		$(1,994)	$439	$(1,555)	$(3,813)	$881	$(2,932)

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

The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of May 31, 2021.

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	28-Apr-21	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$5,000	28-Dec-21	April 28, 2021 - December 28, 2021
Colombia	28-May-21	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	2,000	29-Dec-21	May 28, 2021 - December 29, 2021

While forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts were immaterial for the three and nine-months ended May 31, 2021 and May 31, 2020, they are included in Other expense, net in the consolidated statements of income in the period of change.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of May 31, 2021, all of the Company’s contracts are designated as hedging instruments.

For the three and nine months ended May 31, 2021 and May 31, 2020, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Income Statement Classification	2021	2020	2021	2020
Other expense, net	$—	$—	$—	$(912)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2021
Revenue from external customers	$21,237	$531,595	$243,468	$98,964	$—	$895,264
Intersegment revenues	309,261	4,305	1,228	434	(315,228)	—
Depreciation, Property and equipment	1,666	7,990	3,920	2,403	—	15,979
Amortization, Intangibles	606	—	—	—	—	606
Operating income (loss)	545	38,313	17,240	5,135	(25,184)	36,049
Net income (loss) attributable to PriceSmart, Inc.	(2,388)	32,700	13,524	3,929	(25,236)	22,529
Capital expenditures, net	3,334	8,724	6,486	4,870	—	23,414

Nine Months Ended May 31, 2021
Revenue from external customers	$67,622	$1,567,287	$762,153	$313,203	$—	$2,710,265
Intersegment revenues	955,619	12,842	3,498	2,413	(974,372)	—
Depreciation, Property and equipment	5,115	23,367	11,570	6,500	—	46,552
Amortization, Intangibles	1,798	—	—	—	—	1,798
Operating income (loss)	8,315	113,120	59,600	17,139	(72,615)	125,559
Net income (loss) attributable to PriceSmart, Inc.	(4,306)	94,247	48,175	13,224	(72,838)	78,502
Long-lived assets (other than deferred tax assets)	79,178	484,039	189,873	163,266	—	916,356
Intangibles, net	8,368	—	—	—	—	8,368
Goodwill	10,695	24,359	10,088	—	—	45,142
Total assets	202,770	777,703	427,078	224,404	—	1,631,955
Capital expenditures, net	6,052	30,334	14,748	20,416	—	71,550

Three Months Ended May 31, 2020
Revenue from external customers	$15,852	$452,927	$250,304	$80,848	$—	$799,931
Intersegment revenues	230,826	4,791	1,548	787	(237,952)	—
Depreciation, Property and equipment	1,294	7,577	3,810	1,591	—	14,272
Amortization, Intangibles	607	—	—	—	—	607
Operating income (loss)	(1,115)	27,606	13,547	3,487	(19,558)	23,967
Net income (loss) attributable to PriceSmart, Inc.	(3,785)	22,724	10,849	2,403	(19,486)	12,705
Capital expenditures, net	1,446	9,395	2,163	3,508	—	16,512

Nine Months Ended May 31, 2020
Revenue from external customers	$52,039	$1,442,336	$747,004	$277,228	$—	$2,518,607
Intersegment revenues	868,137	12,745	3,627	1,870	(886,379)	—
Depreciation, Property and equipment	3,981	22,027	11,602	5,452	—	43,062
Amortization, Intangibles	1,805	—	—	—	—	1,805
Operating income (loss)	3,401	96,972	40,436	13,411	(60,730)	93,490
Net income (loss) attributable to PriceSmart, Inc.	(5,350)	79,815	34,978	9,340	(60,750)	58,033
Long-lived assets (other than deferred tax assets)	83,813	481,942	181,578	143,437	—	890,770
Intangibles, net	10,772	—	—	—	—	10,772
Goodwill	10,695	24,484	10,137	—	—	45,316
Total assets	224,682	727,527	384,168	238,112	—	1,574,489
Capital expenditures, net	5,564	42,766	13,913	28,807	—	91,050

As of August 31, 2020
Long-lived assets (other than deferred tax assets)	$81,008	$475,744	$177,166	$146,862	$—	$880,780
Intangibles, net	10,166	—	—	—	—	10,166
Goodwill	10,696	24,418	10,092	—	—	45,206
Total assets	272,190	741,523	395,244	247,868	—	1,656,825

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date as of May 31, 2021 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

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

Overview

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the ethical delivery of the best quality goods and services at the lowest possible prices. PriceSmart began operations in 1996 in San Diego, California. We own and operate U.S. style membership shopping warehouse clubs in Central America, the Caribbean and Colombia. We sell high quality brand name and private label consumer products, offer prepared foods through our bakeries and food courts with the option for delivery, and in certain clubs we provide services such as optical and tires at low prices to individuals and businesses. Historically, our typical warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, we operate smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs are an alternative intended to serve markets where the population is likely to support a smaller club or densely populated urban areas where it is challenging to secure sufficient real estate at a reasonable cost for a larger club. This smaller format, coupled with our omni-channel initiatives, has the potential to expand our geographic reach in existing markets and provide greater value and more convenience for our Members. We continue to invest in technology to increase efficiencies and to enhance the Member shopping experience with omni-channel capabilities, including e-commerce online shopping. Most notably, the Company launched its Click & Go™ online order, curbside pickup and delivery service, in fiscal 2020, which provides contactless shopping in all 13 of our markets. We also have launched digital membership, which helps us gather higher quality data we can use to make better informed decisions in all areas of the business and facilitates a more seamless auto-renewal process, increasing predictability of membership income. We believe digital membership also provides more convenience to Members with digital cards and online payment. We also provide wholesale supply services to a retailer in the Philippines.

We believe that our business success depends on strengthening the trust of our Members by providing curated high-quality items and valuable services at a low cost in our markets and by offering the best value on attractive products and services in a safe and responsible environment. We believe that lower prices on products and services drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our Members, validating the value of the annual membership fee.

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our Members. We utilize regional distribution centers in the U.S. and Costa Rica as well as several smaller local distribution centers, which enables us to more efficiently distribute our merchandise while also giving us increased flexibility and alternatives to source and transport goods. We continue to explore ways to deliver value, improve efficiency, reduce costs and ensure a flow of high quality, curated merchandise to our warehouse clubs.

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

The number of warehouse clubs for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	May 31, 2021	May 31, 2020
Costa Rica	8	7
Colombia	8	7
Panama	7	7
Dominican Republic	5	5
Trinidad	4	4
Guatemala	4	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	47	45

Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. We also operate a package forwarding business (casillero) and marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean, many of which overlap with markets where we operate warehouse clubs.

While we continue to closely monitor the continuing COVID-19 situations in each of our markets and recognize that the potential social and economic impacts in the markets where we operate and any resulting consequences to our results of operations and cash flow remain unknown, we have decided to proceed with the construction of three warehouse clubs on land we previously acquired. The first will be a standard format warehouse club located within the Zone 5 locality of Guatemala City, Guatemala, which will be our fifth warehouse club located in Guatemala. We expect to open this warehouse club in the first quarter of fiscal 2022. The second will be a smaller format warehouse club located within the city of Bucaramanga, Colombia. We expect to open this warehouse club, which will be our ninth warehouse club in Colombia, in the first quarter of fiscal 2022. The third will be a standard format warehouse club located within the city of Portmore, Jamaica. Portmore is a suburb west of the capital city of Kingston. We expect to open this warehouse club, which will be our second warehouse club in Jamaica, in the third quarter of fiscal 2022.

Factors Affecting Our Business

The COVID-19 pandemic has resulted in significant challenges across our 13 markets since March 2020. Many markets imposed limitations, varying by market and in frequency, on access to the Company’s clubs and on the Company’s club operations, including in some cases frequent temporary club closures, a reduction in the number of days during the week and hours per day the Company’s clubs were permitted to be open, restrictions on segments of the population permitted to shop or circulate on particular days, and significant limits on the number of people permitted to be in the club at the same time. We also experienced product mix shifts due to changing consumer habits and/or government imposed limitations on many non-food categories, decreases in purchases by many business Members, particularly restaurants and hotels, and sporadic supply chain challenges, which can impact inventory levels.

We are currently focused on these four main priorities:

•Protect the safety and well-being of our employees and our Members.

•Take proactive measures to protect and expand our supply chain options.

•Expand technology-enabled shopping and more effective use of data.

•Manage cash and capital resources.

We remain vigilant in adapting to the ever-evolving consumer demands emerging from the COVID experience and the apparent desire of consumers to satisfy their shopping and service needs in one location. The COVID-19 pandemic remains unpredictable in duration and intensity in our markets, and we continue to see periodic reinstatements of stay-at-home orders and other restrictions. In addition, we expect continued uncertainty in the economies of our markets as a result of the pandemic and expect volatility in employment trends, industry and consumer confidence and demand; volatility and liquidity of foreign currency exchange rates; volatility of commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020.

We view the continued development and integration of technology to create an omni-channel Member experience as an important component of our value proposition, which can also offset some of the impact of pandemic-related restrictions we continue to see. Our Click & Go™ curbside and delivery service contributed approximately 3.5% of total net merchandise sales for the fiscal third quarter ended May 31, 2021. The demand for delivery through our Click &Go™ service has been increasing and represents a growing proportion of total Click & Go™ sales. Developing greater efficiencies remains a priority especially within these new sales channels. We believe that Click & Go™ curbside and delivery services will remain important alternative shopping methods and provide increased value for our Members by enabling them to leverage their membership across multiple shopping platforms. We also see value in the insights gained by communicating with our Members in real-time through a number of the online channels we have developed. Beyond Click & Go™, we continue to invest in technology to increase efficiencies, enhance our Member experience by enabling additional omni-channel capabilities, and finding new ways to generate value and benefits for our Members and the Company.

Increasing “same store” sales is an important element of our growth strategy, and we believe that there are a number of ways to achieve this goal. We are committed to increasing same store sales by increasing both the number of Member transactions and by increasing the average ticket. We have started or recently completed expansions and/or remodels of several clubs in our Central America segment in fiscal 2021, which we believe will contribute to same store sales growth. We have also increased our digital marketing efforts, which has resulted in enhanced reach and visibility of our products and services, contributing to the success of our recent programs. In particular, we believe that our Wellness programs offered in our clubs, such as Optical, which is now available in eight markets, and Pharmacy, which we are piloting in two Costa Rica clubs, and audiology centers that we will begin piloting later this calendar year, will create value for our Members and help drive overall sales growth.

Additionally, in an effort to provide healthy options for our Members, we source additional high quality fresh products through our Direct Farm Program. We believe that our Direct Farm Program reduces costs and improves quality on our fresh produce offerings, while simultaneously supporting local farmers and industry. Our produce distribution centers allow us to provide farm-to-table produce quicker and more efficiently. We opened two produce distribution centers in fiscal 2020 and expect to open additional produce distribution centers in the future.

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

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first nine months of fiscal year 2021 and 2020, approximately 77.8% and 77.6%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.1% and 49.1% consisted of sales of products we purchased in U.S. dollars for each period, respectively.

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

Our capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our Members. Demographic characteristics within each of our markets can affect both the overall level of sales and future sales growth opportunities. Certain island markets, such as Aruba, Barbados and the U.S. Virgin Islands offer us limited upside for sales growth given their overall market size.

Political and other factors in each of our markets may have significant effects on our business. The recent and ongoing civil unrest in Colombia paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal 2021. Austerity and tax reform measures for Colombia and other Latin American countries with high national debt levels and income disparity pose a risk for political instability. Similar unrest happened in Nicaragua and Honduras in 2018 and 2019, respectively; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018. Events of this sort have, and may continue to have, an adverse effect on our business.

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

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company and, increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. We continued to experience significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies during fiscal 2020, with a further deterioration and the problem becoming more acute in August 2020. This U.S. dollar illiquidity situation has persisted thus far into fiscal 2021 and we anticipate the situation to continue. As liquidity conditions have tightened, we have methodically raised prices on imported goods in Trinidad, due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity. We have also sought to shift the purchase of certain goods to local sources, where appropriate, and we are actively seeking to exchange Trinidad dollars for tradeable currencies, in order to manage our exposure to any potential devaluation. Moreover, in the first quarter of fiscal 2021, we began limiting shipments of goods from the U.S. to Trinidad, and subsequently, we further limited shipments late in the third quarter of fiscal 2021 due to the government’s general prohibition on sales on most non-food or non-essential items. This prohibition is expected to persist for at least some part of our fiscal fourth quarter, depending on the local COVID-19 situation.

Comparable net merchandise sales declined in Trinidad by 21.8% in the third quarter of fiscal year 2021, due to reductions in the levels of imported merchandise to amounts in-line with our ability to exchange Trinidad dollars for U.S. dollars or other tradeable currencies and the increased COVID-19 restrictions in that market. We also saw a drop in Member accounts of 2.7% during the third quarter and 5.0% since the end of last year, which we believe is also related to the reduction in imports and COVID-19 restrictions on Member traffic and prohibition on sales of non-essential items. At the start of the third quarter of fiscal 2021, we began raising U.S. imports into Trinidad; however, with the aforementioned COVID-19 restrictions, we significantly reduced U.S. shipments into Trinidad at the end of the quarter, temporarily, until the local situation improves. We expect that the combination of these factors will continue to negatively impact our sales in Trinidad in our fourth fiscal quarter.

Despite these headwinds, we continue to explore and execute several options to increase our ability to generate more reliable sources of U.S. dollars in Trinidad. These options include, but are not limited to, sourcing locally produced goods in Trinidad dollars and exporting these goods to our clubs and/or third parties in other countries in exchange for U.S. dollars. While these initiatives are being developed, we are exploring ways to finance additional imports, even if a higher level of imports exceeds the amount of U.S. dollars we are able to source in Trinidad. Alternatives we are considering include new U.S. dollar denominated loans, foreign currency exchange forwards, investing in financial instruments, and purchase and sales of commodities, which could create immediate U.S. dollar liquidity and/or fix the exchange rate of Trinidad dollars to U.S. dollars. Some of these alternatives may not mitigate the resulting increase in exposure to a potential devaluation of the Trinidad dollar and could result in us being required to take a discount on the amount of U.S. dollars we accept in exchange for Trinidad dollars, relative to what we would receive upon exchange in accordance with the official exchange rate and/or incur additional financing costs.

As of May 31, 2021, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $76.7 million, a decrease of $2.9 million from August 31, 2020 when these same balances were approximately $79.6 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $15.3 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of May 31, 2021, we had a U.S. dollar denominated monetary asset position of approximately $7.0 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $1.4 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

Our Barbados subsidiary also recently began facing a U.S. dollar illiquidity situation. The Barbados dollar has a conventional fixed-peg currency arrangement, in which the Barbados dollar exchange rate is fixed to the U.S. dollar. Thus, we do not expect a devaluation of this currency at this time. However, as of May 31, 2021, our Barbados subsidiary had Barbados dollar denominated cash and cash equivalents measured in U.S. dollars of approximately $15.6 million, which cannot be readily converted to U.S. dollars for general use within the Company.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the ethical delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high quality merchandise sourced from around the world and valuable services at compelling prices. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages, and benefits and the opportunity for growth. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner and respect the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we are increasing technological capabilities and expanding our omni-channel shopping experience, we believe we can realize greater efficiencies in the supply chain, enhance our ability to satisfy our Members’ shopping expectations, and play a greater role in their lives. We believe we are well-positioned to blend the excitement and appeal of our brick and mortar business with the convenience and additional benefits of online shopping and services.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable club net merchandise sales, membership income and total revenues. Our investments are geared toward enhancing Member experience while creating greater efficiencies, which enable us to offer lower prices, more services, and convenience. We believe these efforts will support membership renewals and sustained growth for the Company. However, these investments can impact near-term results, such as when we invest in technology and talent that are expected to yield long-term benefits or when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income. When we open a new warehouse club in an existing market, which may reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs, we do so to enhance the Member experience, grow membership and support long-term sales growth and profitability.

Financial highlights for the third quarter of fiscal year 2021 included:

•Total revenues increased 11.9% over the comparable prior year period.

•Net merchandise sales increased 11.6% over the comparable prior year period. We ended the quarter with 47 warehouse clubs compared to 45 warehouse clubs at the end of the third quarter of fiscal 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 1.6% versus the comparable three-month period.

•Comparable net merchandise sales (that is, sales in the 45 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended May 30, 2021 increased 8.8%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.5%.

•Membership income for the third quarter of fiscal 2021 increased 5.9% to $14.3 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 27.7% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.9%, an increase of 200 basis points (2.0%) from the same period in the prior year. The increase is attributable to more focused merchandising strategies, inventory management, and pricing actions to offset foreign currency exchange costs.

•Operating income for the third quarter of fiscal 2021 was $36.0 million, an increase of 50.4%, or $12.0 million, compared to the third quarter of fiscal 2020.

•We recorded a $2.2 million net currency loss, primarily from foreign currency transactions, in the third quarter of fiscal 2021 compared to a $1.5 million net currency loss in the same period last year.

•Our effective tax rate decreased in the third quarter of fiscal 2021 to 30.9% from 38.0% in the third quarter of fiscal 2020, primarily because we were able to recognize greater benefits from foreign tax credits in the current quarter compared to the prior year period.

•Net income attributable to PriceSmart for the third quarter of fiscal 2021 was $22.5 million, or $0.73 per diluted share, compared to $12.7 million, or $0.41 per diluted share, in the third quarter of fiscal 2020.

Financial highlights for the nine months ended May 31, 2021 included:

•Total revenues increased 7.6% over the comparable prior year period.

•Net merchandise sales increased 7.3% over the comparable prior year period. We ended the quarter with 47 warehouse clubs compared to 45 warehouse clubs at the end of the third quarter of fiscal year 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.7%.

•Comparable net merchandise sales (that is, sales in the 45 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 39 weeks ended May 30, 2021 increased 4.3%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.7%.

•Membership income increased 0.2% to $41.4 million.

•Merchandise gross profits (net merchandise sales less associated cost of goods sold) increased 18.0% over the comparable prior year period and warehouse gross profits as a percent of net merchandise club sales were 16.0%, an increase of 150 basis points (1.5%) from the same period last year.

•Operating income was $125.6 million, an increase of 34.3%, or $32.1 million, compared to the same period last year.

•We recorded a $4.0 million net currency loss, primarily from foreign currency transactions, in the current nine-month period compared to a $2.4 million net loss in the same period last year.

•Our effective tax rate decreased for the first nine months of fiscal 2021 to 32.7% from 33.9% in the first nine months of fiscal year 2020 because we were able to recognize greater benefits from foreign tax credits in the current year nine-month period compared to the prior-year period.

•Net income attributable to PriceSmart, Inc. for the first nine months of fiscal year 2021 was $78.5 million, or $2.55 per diluted share, compared to $58.0 million, or $1.90 per diluted share, in the comparable prior year period.

COMPARISON OF THE three and nine months ended May 31, 2021 and 2020

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2021 with the three-month and nine-month periods ended on May 31, 2020 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2021 and May 31, 2020.

	Three Months Ended
	May 31, 2021				May 31, 2020
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$521,355	60.8%	$78,551	17.7%	$442,804	57.6%
Caribbean	239,323	27.9	(7,138)	(2.9)	246,461	32.1
Colombia	96,800	11.3	17,697	22.4	79,103	10.3
Net merchandise sales	$857,478	100.0%	$89,110	11.6%	$768,368	100.0%

	Nine Months Ended
	May 31, 2021				May 31, 2020
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$1,537,228	59.3%	$125,221	8.9%	$1,412,007	58.4%
Caribbean	750,057	28.9	14,758	2.0	735,299	30.4
Colombia	306,966	11.8	35,450	13.1	271,516	11.2
Net merchandise sales	$2,594,251	100.0%	$175,429	7.3%	$2,418,822	100.0%

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

Overall, total net merchandise sales grew 11.6% for the third quarter and 7.3% for the nine-month period ended May 31, 2021. The third quarter increase resulted from a 19.0% increase in transactions, partially offset by a 6.2% decrease in average ticket. For the nine-month period, the increase resulted from a 7.9% increase in average ticket, partially offset by a 0.6% decrease in transactions. Transactions represent the total number of visits our Members make to our warehouse clubs and Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 47 clubs in operation as of May 31, 2021 compared to 45 clubs as of May 31, 2020.

Net merchandise sales in our Central America segment increased 17.7% and 8.9% for the third quarter and the nine-months ended May 31, 2021, respectively. These increases had a 1,020 basis point (10.2%) and 520 basis point (5.2%) positive impact on total net merchandise sales growth, respectively. All markets within this segment showed increased net merchandise sales for the three and nine-month periods ended May 31, 2021. We added one new club to the segment when compared to the comparable prior-year periods. We opened our eighth club in Costa Rica in June 2020.

Net merchandise sales in our Caribbean segment decreased 2.9% and increased 2.0% for the third quarter and the nine-months ended May 31, 2021, respectively. The decrease for the quarter had a 90 basis point (0.9%) negative impact on net merchandise sales growth and the increase year-to-date had a 60 basis point (0.6%) positive impact on net merchandise sales growth. Our Dominican Republic market continued its strong performance in the quarter and nine-month period, despite experiencing a significant foreign currency devaluation, with 16.3% and 16.6% growth, respectively. This strong performance was offset by our Trinidad market which had declines in net merchandise sales for each period presented. Trinidad sales were adversely affected during the third quarter because we continued limiting merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation and due to significant COVID-19 restrictions. Trinidad saw a significant rise in COVID-19 cases during the recent quarter, and the government responded by shutting down all non-essential business and activities. PriceSmart was allowed to continue selling food and other essential goods, but the government prohibited sales of most non-foods/non-essential items by PriceSmart and other local retailers. As a result, we have further reduced shipments of U.S. imports until the infection rate improves and restrictions are eased. We expect the government restrictions to continue into the fourth quarter of fiscal year 2021. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad liquidity situation. Aruba also had soft sales in both periods presented due to this market’s on-going economic slowdown caused by the COVID-19 pandemic due primarily to a reduction in tourism.

Net merchandise sales in our Colombia segment increased 22.4% and 13.1% for the third quarter and the nine-months ended May 31, 2021, respectively. These increases had a 230 basis point (2.3%) and 150 basis point (1.5%) positive impact on total net merchandise sales growth, respectively. The primary driver of the increased revenue for the quarter and nine-month period was due to the additional club added to the segment when compared to the comparable prior year period. We opened our eighth club in Colombia in December 2020. Additionally, the market experienced a strengthening of the local currency during the three-month period.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and nine-month period ended May 31, 2021. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	May 31, 2021
	Amount	% change
Central America	$(10,735)	(2.5)%
Caribbean	(6,465)	(2.6)
Colombia	5,616	7.1
Net merchandise sales	$(11,584)	(1.6)%

	Currency exchange rate fluctuations for the
	Nine months ended
	May 31, 2021
	Amount	% change
Central America	$(30,812)	(2.2)%
Caribbean	(26,991)	(3.7)
Colombia	(8,466)	(3.1)
Net merchandise sales	$(66,269)	(2.7)%

Overall, the effects of currency fluctuations within our markets had an approximately $11.6 million and $66.3 million, or 160 basis point (1.6%) and 270 basis point (2.7%), negative impact on net merchandise sales for the quarter and nine-months ended May 31, 2021, respectively.

Currency fluctuations had a $10.7 million and $30.8 million, or 250 basis point (2.5%) and 220 basis point (2.2%), negative impact on net merchandise sales in our Central America segment for the quarter and nine months ended May 31, 2021. These currency fluctuations contributed approximately 150 basis points (1.5%) and 130 basis points (1.3%) of the total negative impact on total net merchandise sales for the respective period. The Costa Rica Colón depreciated significantly against the dollar as compared to the same three and nine-month periods a year ago, and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $6.5 million and $27.0 million, or 260 basis point (2.6%) and 370 basis point (3.7%), negative impact on net merchandise sales in our Caribbean segment for the quarter and nine months ended May 31, 2021. These currency fluctuations contributed approximately 90 basis points (0.9%) and 110 basis points (1.1%) of the total negative impact on total net merchandise sales for the respective periods. Jamaica and the Dominican Republic markets both experienced currency devaluation when compared to the same periods last year.

Currency fluctuations had a $5.6 million, or 710 basis point (7.1%), positive impact on net merchandise sales in our Colombia segment for the quarter and an $8.5 million, or 310 basis point (3.1%), negative impact on net merchandise sales in our Colombia segment for the nine months ended May 31, 2021. These currency fluctuations contributed approximately 80 basis points (0.8%) of positive impact on total net merchandise sales for the quarter and 30 basis points (0.3%) of the total negative impact on total net merchandise sales for the nine months ended May 31, 2021.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our warehouse clubs opened during calendar year 2020, will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 45 warehouse clubs for the thirteen and thirty-nine week period ended May 30, 2021.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen week and thirty-nine week periods ended May 30, 2021 and May 31, 2020 compared, in each case, to the same period in the prior year.

	Thirteen Weeks Ended
	May 30, 2021	May 31, 2020
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	16.0%	(6.4)%
Caribbean	(2.5)	6.4
Colombia	3.6	(14.8)
Consolidated comparable net merchandise sales	8.8%	(3.6)%

	Thirty-Nine Weeks Ended
	May 30, 2021	May 31, 2020
	% Increase in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	5.7%	(1.4)%
Caribbean	2.6	3.2
Colombia	2.2	(6.6)
Consolidated comparable net merchandise sales	4.3%	(0.7)%

Comparison of Thirteen and Thirty-Nine Week Periods Ended May 30, 2021 and May 31, 2020

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended May 30, 2021 increased 8.8%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine week period ended May 30, 2021 increased 4.3%.

Comparable net merchandise sales in our Central America segment increased 16.0% and 5.7% for the thirteen week and thirty-nine week periods ended May 30, 2021, respectively. These increases contributed approximately 920 basis points (9.2%) and 330 basis points (3.3%) of positive impact in total comparable merchandise sales for each period, respectively.

For the thirteen-week period ended May 30, 2021, strong performance in the relatively smaller markets of Guatemala, Nicaragua, Honduras, and El Salvador, along with our second largest market, Panama, contributed approximately 1,000 basis points (10.0%) of positive impact on the segment’s comparable net merchandise sales. This increase was offset by an 80 basis point (0.8%) negative impact on the segment’s comparable net merchandise sales from our largest market, Costa Rica. During the quarter, Costa Rica experienced foreign currency exchange headwinds, with the Costa Rica Colón devaluing versus the comparable prior year period.

For the thirty-nine week period ended May 30, 2021, strong performance in the relatively smaller markets of Guatemala, Nicaragua, Honduras, and El Salvador contributed approximately 430 basis points (4.3%) of positive impact on comparable net merchandise sales in this segment. This increase was partially offset by a 100 basis point (1.0%) negative impact on comparable net merchandise sales in this segment from the larger Panama and Costa Rica markets, as Panama had governmental restrictions on days the clubs were permitted to operate throughout the year and due to the devaluation of the Costa Rica Colón.

Comparable net merchandise sales in our Caribbean segment decreased 2.5% and increased 2.6% for the thirteen week and thirty-nine week periods ended May 30, 2021, respectively. The decrease contributed approximately 80 basis points (0.8%) of negative impact on total comparable merchandise sales and the increase contributed approximately 80 basis points (0.8%) of positive impact on total comparable merchandise sales for the respective periods.

Our Dominican Republic market continued its strong performance in the thirteen and thirty-nine week period, despite having a foreign currency exchange devaluation, with 16.7% and 17.0% comparable sales growth, respectively. This strong performance was offset by our Trinidad market, which declined in comparable net merchandise sales for each period presented. Trinidad sales were adversely affected during the third fiscal quarter because we are limiting merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad illiquidity situation. In addition, the market was also adversely affected by government restrictions imposed in response to a significant increase COVID-19 cases during the quarter as previously described.

Comparable net merchandise sales in our Colombia segment increased 3.6% and 2.2% for the thirteen week and thirty-nine week periods ended May 30, 2021, respectively. These increases contributed approximately 40 basis points (0.4%) and 20 basis points (0.2%) of positive impact in total comparable merchandise sales for the respective periods. The increase in Colombia during the current quarter was primarily due to the foreign currency tailwind partially offset by increasing COVID-19 restrictions and civil unrest that significantly impacted normal commerce in the market, particularly in the city of Cali. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the political situation in Colombia. The year-to-date increase is primarily due to year-over-year improvements in sales growth due to the comparably improved COVID-19 situation and related restrictions offset by sales transfers from existing clubs to our recent club that opened in December 2020.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change for the thirteen and thirty-nine week periods ended May 30, 2021.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	May 30, 2021
	Amount	% change
Central America	$(10,184)	(2.3)%
Caribbean	(6,195)	(2.5)
Colombia	4,557	5.9
Consolidated comparable net merchandise sales	$(11,822)	(1.5)%

	Currency Exchange Rate Fluctuations for the
	Thirty-Nine Weeks Ended
	May 30, 2021
	Amount	% change
Central America	$(29,383)	(2.1)%

Caribbean	(26,808)	(3.6)
Colombia	(8,835)	(3.3)
Consolidated comparable net merchandise sales	$(65,026)	(2.7)%

Overall, the mix of currency fluctuations within our markets had an approximately $11.8 million and $65.0 million, or 150 basis point (1.5%) and 270 basis point (2.7%), negative impact on comparable net merchandise sales for the thirteen and thirty-nine week periods ended May 30, 2021.

Currency fluctuations within our Central America segment contributed approximately 130 basis points (1.3%) and 120 basis points (1.2%) of negative impact in total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. Our Costa Rica market was the main contributor as the market experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Caribbean segment contributed approximately 80 basis points (0.8%) and 110 basis points (1.1%) of negative impact in total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Colombia segment contributed approximately 60 basis points (0.6%) of positive impact in total comparable merchandise sales for the thirteen-week period and 40 basis points (0.4%) of negative impact in total comparable merchandise sales for the thirty-nine week period. This reflects the movement of the Colombian peso’s foreign currency exchange rate when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	May 31,				May 31,
	2021				2020
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,488	$294	3.6%	1.6%	$8,194
Membership income - Caribbean	3,927	197	5.3	1.6	3,730
Membership income - Colombia	1,914	313	19.6	2.0	1,601
Membership income - Total	$14,329	$804	5.9%	1.7%	$13,525

	Nine Months Ended
	May 31,				May 31,
	2021				2020
	Amount	Increase (decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$24,442	$(496)	(2.0)%	1.6%	$24,938
Membership income - Caribbean	11,453	277	2.5	1.5	11,176
Membership income - Colombia	5,532	282	5.4	1.8	5,250
Membership income - Total	$41,427	$63	0.2%	1.6%	$41,364

Number of accounts - Central America	885,522	45,282	5.4%		840,240
Number of accounts - Caribbean	429,421	599	0.1		428,822
Number of accounts - Colombia	323,890	10,261	3.3		313,629
Number of accounts - Total	1,638,833	56,142	3.5%		1,582,691

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

The number of Member accounts as of May 31, 2021 was 3.5% higher than the number as of May 31, 2020. Membership income increased 5.9% and 0.2% over the three and nine-month periods ended May 31, 2021, respectively, compared to the same prior-year periods.

Membership income increased in our Caribbean and Colombia segments in the nine months ended May 31, 2021. The consolidated increase in membership income is due to an increasing membership base since the start of fiscal year 2021. Since August 31, 2020, all segments have increased their membership base. Colombia had the largest increase in membership base in the first nine months of fiscal year 2021 due to the opening of its eighth club in December 2020 and had 6.9% growth, followed by Central America with a 6.8% increase and the Caribbean with a 0.7% increase.

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

Our trailing twelve-month renewal rate was 87.6% and 82.5% for the periods ended May 31, 2021 and May 31, 2020, respectively. With our twelve-month renewal rate at 87.6%, this surpasses our renewal rate immediately preceding the COVID-19 pandemic, which we believe is a key indicator of membership satisfaction and loyalty and demonstrates that our Members recognize the value we bring. Although we continue to see reductions in in-club traffic resulting from the COVID-19 pandemic, we have seen increased sign-ups and renewals completed online with the launch of a new online catalog and our Click & Go™ services. Approximately 15% and 5% of our membership sign-ups were completed using our online platform for the nine month periods ended May 31, 2021 and May 31, 2020, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships, as well as improving our digital connection with our Members.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2021			May 31, 2020
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$10,806	$3,585	49.6%	$7,221
Miscellaneous income	1,646	(215)	(11.6)	1,861
Rental income	792	157	24.7	635
Other revenue	$13,244	$3,527	36.3%	$9,717

	Nine Months Ended
	May 31, 2021			May 31, 2020
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$36,479	$10,312	39.4%	$26,167
Miscellaneous income	5,044	(45)	(0.9)	5,089
Rental income	2,264	128	6.0	2,136
Other revenue	$43,787	$10,395	31.1%	$33,392

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

The primary driver of the increase in other revenue for the quarter and nine-month period is higher package volume in our marketplace and casillero operations, which appears to have increased due to the pandemic.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2021	May 31, 2020	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$857,478	$768,368	$89,110
Total gross margin	$136,752	$107,110	$29,642
Total gross margin percentage	15.9%	13.9%	2.0%

Revenues
Total revenues	$895,264	$799,931	$95,333
Percentage change from prior period			11.9%

Comparable net merchandise sales
Total comparable net merchandise sales increase / (decrease)	8.8%	(3.6)%	12.4%

Total revenue margin
Total revenue margin	$158,963	$127,175	$31,788
Total revenue margin percentage	17.8%	15.9%	1.9%

Selling, general and administrative
Selling, general and administrative	$122,914	$103,208	$19,706
Selling, general and administrative percentage of total revenues	13.7%	12.9%	0.8%

	Three Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2021	Total Revenue	2020	Total Revenue
Operating income- by segment
Central America	$38,313	4.3%	$27,606	3.4%
Caribbean	17,240	1.9	13,547	1.7
Colombia	5,135	0.6	3,487	0.4
United States	545	-	(1,115)	(0.1)
Reconciling Items (1)	(25,184)	(2.8)	(19,558)	(2.4)
Operating income - Total	$36,049	4.0%	$23,967	3.0%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2021	May 31, 2020	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,594,251	$2,418,822	$175,429
Total gross margin	$414,798	$351,406	$63,392
Total gross margin percentage	16.0%	14.5%	1.5%

Revenues
Total revenues	$2,710,265	$2,518,607	$191,658
Percentage change from comparable period			7.6%

Comparable net merchandise sales
Total comparable net merchandise sales increase / (decrease)	4.3%	(0.7)%	5.0%

Total revenue margin
Total revenue margin	$483,397	$414,731	$68,666
Total revenue margin percentage	17.8%	16.5%	1.3%

Selling, general and administrative
Selling, general and administrative	$357,838	$321,241	$36,597
Selling, general and administrative percentage of total revenues	13.2%	12.8%	0.4%

Warehouse clubs
Warehouse clubs at period end	47	45	2
Warehouse club sales square feet at period end	2,325	2,232	93

	Nine Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2021	Total Revenue	2020	Total Revenue
Operating income- by segment
Central America	$113,120	4.2%	$96,972	3.9%
Caribbean	59,600	2.2	40,436	1.6
Colombia	17,139	0.6	13,411	0.5
United States	8,315	0.3	3,401	0.0
Reconciling Items (1)	(72,615)	(2.7)	(60,730)	(2.4)
Operating income - Total	$125,559	4.6%	$93,490	3.7%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	May 31,	% of	May 31,	% of
	2021	Total Revenue	2020	Total Revenue
Warehouse club and other operations	$89,322	10.0%	$78,431	9.8%
General and administrative	33,225	3.7	24,408	3.1
Pre-opening expenses	1	—	257	—
Loss on disposal of assets	366	—	112	—
Total Selling, general and administrative	$122,914	13.7%	$103,208	12.9%

	Nine Months Ended
	May 31,	% of	May 31,	% of
	2021	Total Revenue	2020	Total Revenue
Warehouse club and other operations	$264,603	9.8%	$241,826	9.6%
General and administrative	92,016	3.4	77,910	3.1
Pre-opening expenses	651	—	1,254	0.1
Loss on disposal of assets	568	—	251	—
Total Selling, general and administrative	$357,838	13.2%	$321,241	12.8%

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the three months ended May 31, 2021 was 15.9%, 200 basis points (2.0%) higher than the comparable prior year period. Approximately 80 basis points (0.8%) of this increase is due to certain pricing actions we took to offset foreign currency exchange costs and COVID-related operating costs. In particular, we substantially increased the liquidity premium we factor into our sales prices in Trinidad on our imported merchandise, as we continue to experience a shortage of available U.S. dollars for exchange in that market. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for additional discussion. Of the remaining approximately 120 basis points (1.2%), 50 basis points (0.5%) of this improvement is primarily attributable to returning margin of our other business categories such as food services, tire center, and optical compared to the prior-year period. The remaining 70 basis points (0.7%) is the result of more focused merchandising strategies and inventory management that primarily resulted from fewer markdowns and spoilage.

On a consolidated basis, total gross margin for the nine months ended May 31, 2021 was 16.0%, 150 basis points (1.5%) higher than the comparable prior-year period. Approximately 80 basis points (0.8%) of this increase is due to the pricing actions described above with the remaining 70 basis points (0.7%) primarily attributable to more focused merchandising strategies and inventory management that resulted primarily from fewer markdowns and spoilage.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin increased 190 basis points (1.9%) for the three months ended May 31, 2021 compared to the prior-year period, which is primarily the result of the higher total gross margins of 200 basis points (2.0%). This increase was offset by 10 basis points (0.1%) from lower revenue margins from our casillero and marketplace business in the current quarter compared to the prior year. Total revenue margin increased 130 basis points (1.3%) for the nine months ended May 31, 2021 compared to the prior-year period, which is primarily the result of the higher total gross margins of 150 basis points (1.5%). This increase was offset by 20 basis points (0.2%) from lower revenue margins from our casillero and marketplace business in the current period compared to the prior year.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $19.7 million to 13.7% of total revenue compared to 12.9% of total revenues for the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020.

Warehouse club and other operations expenses increased to 10.0% of total revenues for the third quarter of fiscal year 2021 compared to 9.8% for the third quarter of fiscal year 2020 primarily due to the opening of a new club in Colombia that had not reached sales maturity as of May 31, 2021.

General and administrative expenses increased to 3.7% of total revenues for the current quarter compared to 3.1% for the third quarter of fiscal year 2020. The 60 basis point (0.6%) increase is primarily due to our continued investments to support our technology development, talent acquisition, and employee development.

In total, selling, general and administrative expenses, increased $36.6 million to 13.2% of total revenues for the nine-month period ended May 31, 2021 compared to 12.8% of total revenues in the same prior year period.

Warehouse club and other operations expenses increased to 9.8% of total revenues for the first nine months of the fiscal year 2021 compared to 9.6% for the prior-year period. Colombia, Guatemala, Costa Rica, and Honduras together added 20 basis points (0.2%) as a percentage of revenue year over year. Colombia, Guatemala, and Costa Rica have new clubs that had not reached sales maturity as of May 31, 2021, thus increasing the operational expense ratios in those markets, and Honduras experienced currency appreciation during the first nine-month period which led to a slight deleveraging of expenses.

General and administrative expenses increased to 3.4% of total revenues for the first nine months of fiscal year 2021 compared to 3.1% for the same period in the prior year. The 30 basis point (0.3%) increase is primarily due to our continued investments to support our technology development, talent acquisition, and employee development.

Pre-opening expenses decreased in the third quarter ended May 31, 2021 compared to the same prior year period with no club openings or preparation for an opening in the current quarter. The decrease for the nine-month period is attributable to fewer club openings in fiscal 2021 compared to the prior year period.

Operating income in the third quarter of fiscal year 2021 increased to $36.0 million (4.0% of total revenue) compared to $24.0 million (3.0% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars primarily from net merchandise sales of 180 basis points (1.8%), partially offset by an 80 basis point (0.8%) decrease due to deleveraging of selling, general and administrative expenses over the comparable prior-year period.

Operating income for the nine months ended May 31, 2021 increased to $125.6 million (4.6% of total revenue) compared to $93.5 million (3.7% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars primarily from net merchandise sales of 130 basis points (1.3%), partially offset by a 40 basis point (0.4%) decrease due to deleveraging of selling, general and administrative expenses over the comparable prior-year period.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	May 31,		May 31,
	2021		2020
	Amount	Change	Amount
Interest expense on loans	$1,295	$(925)	$2,220
Interest expense related to hedging activity	907	287	620
Less: Capitalized interest	(606)	(330)	(276)
Net interest expense	$1,596	$(968)	$2,564

	Nine Months Ended
	May 31,		May 31,
	2021		2020
	Amount	Change	Amount
Interest expense on loans	$4,592	$(673)	$5,265
Interest expense related to hedging activity	2,785	1,308	1,477
Less: Capitalized interest	(1,520)	106	(1,626)
Net interest expense	$5,857	$741	$5,116

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

Net interest expense decreased for the three-month period ended May 31, 2021 primarily due to lower short-term borrowings compared to the comparable prior year period. We drew down on short-term lines of credit in the third quarter of fiscal year 2020 as a part of our efforts to secure adequate cash to cover contingencies arising from COVID-19 related risks. We repaid all of these borrowings by the end of the current quarter. The increase in interest expense related to hedging activity is a result of the increase in the volatility of interest rates. We also capitalized more interest compared to a year ago due to the increase of construction projects as we continue to add to our new club pipeline.

Net interest expense increased for the nine-month period ended May 31, 2021 primarily due to higher average long-term loan balances to fund our capital projects in Guatemala and U.S. dollar working capital needs in Trinidad, offset by lower short-term borrowings compared to the comparable prior year period. The increase in interest expense related to hedging activity is a result of the increase in the volatility of interest rates.

Other expense, net

Other expense, net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the receipt of a one-time indemnification payment from a business combination escrow account.

	Three Months Ended
	May 31,			May 31,
	2021			2020
	Amount	Increase from prior year	% Change	Amount
Other expense, net	$(2,295)	$(731)	(46.7)%	$(1,564)

	Nine Months Ended
	May 31,			May 31,
	2021			2020
	Amount	Increase from prior year	% Change	Amount
Other expense, net	$(4,132)	$(2,306)	(126.3)%	$(1,826)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains/(losses) are recorded as currency gains or losses. Additionally, gains or losses from transactions denominated in currencies other that the functional currency of the respective entity also generate currency gains or losses.

Comparison of Three and Nine Months Ended May 31, 2021 and 2020

For the three- and nine-months ended May 31, 2021 the primary driver of Other expense, net included losses of $2.2 million and $4.0 million, respectively, associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar and from exchange transactions.

The primary impacts during the quarter were higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. Additionally, the Jamaican dollar appreciated, which resulted in a loss recognized on our net U.S. dollar asset position in that market. The primary impacts during the nine-month period were higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars, before converting them to U.S. dollars. This was partially offset by an appreciation of the Honduran Lempira, which resulted in a gain from our net U.S. dollar liability position in that market.

Provision for Income Taxes

	Three Months Ended
	May 31,		May 31,
	2021		2020
	Amount	Increase from prior year	Amount
Provision for income taxes	$10,082	$2,338	$7,744
Effective tax rate	30.9%		38.0%

	Nine Months Ended
	May 31,		May 31,
	2021		2020
	Amount	Increase from prior year	Amount
Provision for income taxes	$38,265	$8,416	$29,849
Effective tax rate	32.7%		33.9%

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

For the three months ended May 31, 2021, the effective tax rate was 30.9%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable benefit from recurring items of 8.4%, primarily because we were able to recognize greater benefits from foreign tax credits in the current year three-month period compared to the prior-year period due to higher income before the provision for income taxes for the current quarter, and improvements in other tax credits in our countries of operation; and

•A comparably unfavorable net tax impact from non-recurring items, of 1.3%, primarily related to changes in uncertain tax positions.

For the nine months ended May 31, 2021, the effective tax rate was 32.7%. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable benefit from recurring items, of 3.7%, primarily because we were able to recognize greater benefits from foreign tax credits in the current year three-month period compared to the prior-year period due to higher income before the provision for income taxes for the current nine-month period and improvements in other tax credits in our countries of operation; and

•A comparably unfavorable net tax impact from non-recurring items, of 2.5%, primarily related to changes in uncertain tax positions.

Other Comprehensive Loss

	Three Months Ended
	May 31,			May 31,
	2021			2020
	Amount	Change	% Change	Amount
Other comprehensive loss	$(2,590)	$12,856	83.2%	$(15,446)

	Nine Months Ended
	May 31,			May 31,
	2021			2020
	Amount	Change	% Change	Amount
Other comprehensive loss	$(548)	$23,132	97.7%	$(23,680)

Comparison of Three and Nine Months Ended May 31, 2021 and May 31, 2020

Our other comprehensive loss of approximately $2.6 million for the third quarter of fiscal year 2021 resulted primarily from the comprehensive loss of approximately $3.0 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, offset by approximately $381,000 related to unrealized gains on changes in our derivative obligations. Other comprehensive loss for nine-months ended May 31, 2021 of approximately $548,000 was primarily the result of the comprehensive loss of $2.6 million from foreign currency translation adjustments offset by approximately $1.9 million related to unrealized gains on changes in the fair value of our derivative obligations. For the quarter, the Costa Rica Colón and Colombia Peso exchange rate with the U.S. Dollar declined significantly, and these declines were offset by an appreciation of the Dominican Republic Peso over the same period. For the nine-month period, the Costa Rica Colón exchange rate with the U.S. Dollar declined significantly and this decline was offset by an appreciation of the Colombian Peso and the Dominican Republic Peso over the same period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consist of payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.

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

	May 31,	August 31,
	2021	2020
Amounts held by foreign subsidiaries	$158,064	$203,598
Amounts held domestically	40,376	100,173
Total cash and cash equivalents, including restricted cash	$198,440	$303,771

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	May 31,	August 31,
	2021	2020
Amounts held by foreign subsidiaries	$67,068	$46,509
Amounts held domestically	—	—
Total short-term investments	$67,068	$46,509

As of May 31, 2021 and August 31, 2020, certificates of deposit with a maturity of over one year held by our foreign subsidiaries and domestically were $1.5 million in both periods.

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

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2021	2020	Change
Net cash provided by operating activities	$79,967	$174,130	$(94,163)
Net cash used in investing activities	(93,991)	(113,978)	19,987
Net cash provided by (used in) financing activities	(88,956)	101,508	(190,464)
Effect of exchange rates	(2,351)	(1,872)	(479)
Net increase (decrease) in cash and cash equivalents	$(105,331)	$159,788	$(265,119)

Net cash provided by operating activities totaled $80.0 million and $174.1 million for the nine months ended May 31, 2021 and May 31, 2020, respectively. The decrease in net cash provided by operating activities was primarily due to the increase in our inventory position and the higher net settlement of accounts payable versus the comparable prior year period, which was partially offset by a significant increase in net income for the nine months ended May 31, 2021 over the prior-year period.

Inventory was $336.7 million as of May 31, 2021, compared with $309.5 million and $268.8 million at August 31, 2020 and May 31, 2020, respectively. The increase over the balances as of May 31, 2020 reflects our efforts to bring our inventory levels in-line with our sales trends. In addition, the lower balance as May 31, 2020 reflected the rapid sell-through of merchandise as Members stockpiled items in anticipation of the impacts of the COVID-19 pandemic in the third fiscal quarter of 2020 and the reduction of certain non-food categories to align with initial consumer preferences at the start of the pandemic. We have made strategic investments in inventory to avoid future out-of-stocks on high volume items that have been impacted from container, commodity, and electronic part shortages. Lastly, we have two additional clubs in the current year. Accounts payable was $341.0 million as of May 31, 2021, compared with $373.2 million and $283.0 million at August 31, 2020 and May 31, 2020, respectively. The decrease from the balances as of August 31, 2020 is largely the result of the expiration of temporary extensions of vendor terms negotiated as part of our response to the pandemic in fiscal 2020. However, on average and although not quite to the same extent, we have been able to permanently extend some of our vendor payment terms.

Net cash used in investing activities totaled $94.0 million and $114.0 million for the nine months ended May 31, 2021 and May 31, 2020. The decrease is primarily the result of a decrease in construction expenditures and an increase in the net proceeds of short-term and long-term certificate of deposit purchases and settlements compared to the same nine-month period a year-ago. The increase in net proceeds from certificates of deposit is primarily a result of improved sources versus uses of U.S. dollars in Trinidad during our fiscal third quarter, reducing our need to invest Trinidad dollars. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market.

Net cash used in financing activities totaled $89.0 million and net cash provided by financing activities was $101.5 million for the nine months ended May 31, 2021 and May 31, 2020, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $190.5 million shift from cash provided by to cash used in financing activities is primarily the result of a net decrease of proceeds from long-term borrowings and a net decrease in short-term borrowings compared to the same nine-month period a year-ago. In the prior year period, we executed long-term loans primarily to finance land purchases and construction of several of our warehouse clubs and increased our short-term borrowings as part of our cash management strategy in the early stages of the pandemic.

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the nine-months ended May 31, 2021, we reissued 96,400 treasury shares.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. As of May 31, 2021, the Company's uncertain income tax position balance has been reduced by $1.2 million since August 31, 2020 due to the expiration of statutes of limitation and other current year estimate adjustments.

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

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $9.1 million and $7.0 million as of May 31, 2021 and August 31, 2020, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.2 million and $2.8 million as of May 31, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that we will be successful in recovering all tax receivables or deferred tax assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2021 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

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

Information about the financial impact of foreign currency exchange rate fluctuations for the three and nine-month period ended May 31, 2021 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three and nine-month period ended May 31, 2021 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and nine-month period ended May 31, 2021 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2021, the Company repurchased 3,407 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2021. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2021 - March 31, 2021	3,108	$98.37	—	N/A
April 1, 2021 - April 30, 2021	299	$97.77	—	N/A
May 1, 2021 - May 31, 2021	—	$—	—	N/A
Total	3,407	$98.31	—	—

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

PRICESMART, INC.

Date:	July 8, 2021	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	July 8, 2021	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)