Form 10-K
period 2021-08-31
PRICESMART INC
filed 2021-10-21
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $2,305,076,288 based on the last reported sale price of $96.05 per share on the NASDAQ Global Select Market on February 28, 2021.

As of October 19, 2021, 30,844,167 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 2022 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2021

i

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in the Company’s markets, natural disasters, compliance risks, volatility in currency exchange rates, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, breaches of security or privacy of Member or business information, cost increases from product and service providers, interruption of supply chains, novel coronavirus outbreak (COVID-19) related factors and challenges, including among others, the duration of the COVID-19 pandemic, the unknown long-term economic impact, the impact of government policies and restrictions that have limited access for our Members, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.” Forward-looking statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

PART I

Item 1. Business

General

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities by reliably and consistently providing quality goods and valuable services at the lowest possible prices. We believe that lower prices on products and services drive sales volume, which increases the Company’s buying leverage, which in turn leads to better pricing that we can then offer to our Members, validating the value of the annual membership fee.

PriceSmart began operations in 1996 in San Diego, California, with the intent to bring our U.S. style membership shopping warehouse club concept to underserved countries. We currently operate 47 warehouse clubs in Central America, the Caribbean, and Colombia. We offer to our individual and business Members, a carefully-curated selection of high quality, brand name and private label consumer products, essential goods and direct-from-farm fresh produce. We also provide prepared foods and fresh-baked goods. Most all merchandise is available for delivery or contactless curbside pickup through our Click & Go™ service. Our clubs also provide services at our Optical, Pharmacy, Audiology, and Tire departments and serve food at great value at our food courts. Historically, our typical warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, we operate smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs serve markets where the population may be less dense and/or where there may be significant business to business opportunities. In urban areas where it is difficult to secure sufficient real estate at a reasonable cost, we have utilized the smaller format option to access and serve that market. The option of using a smaller format club, coupled with our omni-channel initiatives, helps us expand our membership base and geographic reach in existing markets. We strategically invest in technology to enhance Member experience and convenience. Technology allows us to access valuable data that supports our ability to increase efficiencies and gain important insights about our Members. Most notably, we developed an e-commerce platform and in fiscal 2020 launched Click & Go™ online ordering, curbside pickup and delivery services in all 13 markets. We now provide digital membership and auto-renewal, for the convenience of our Members. We also provide wholesale supply services to a retailer in the Philippines.

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our Members. We utilize regional distribution centers in the U.S. and Costa Rica as well as several local distribution centers, to efficiently distribute merchandise, retain flexibility and alternatives to source and transport goods, and mitigate the risk of supply-chain disruption. As our business grows and includes more e-commerce activity, we continually evaluate how to utilize our logistics and distribution system to most efficiently provide merchandise to our Members.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging in several of our markets because suitable sites at economically feasible prices are difficult to find. We believe real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. Although we prefer to own real estate, we sometimes lease our real estate when leasing provides the best available opportunity.

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

The number of warehouse clubs in operation for each country or territory were as follows:

	Number of	Number of	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse
	in Operation as of	in Operation as of	Club Openings
Country/Territory	August 31, 2020	August 31, 2021	In Fiscal Year 2022
Costa Rica	8	8	—
Colombia	7	8	1
Panama	7	7	—
Dominican Republic	5	5	—
Trinidad	4	4	—
Guatemala	4	4	1
Honduras	3	3	—
El Salvador	2	2	—
Nicaragua	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	1
Totals	46	47	3

Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

We are currently proceeding with the construction of three warehouse clubs. The first will be a standard format warehouse club located in Guatemala City, Guatemala, which will be our fifth warehouse club located in Guatemala. We expect to open this warehouse club in late October 2021. The second will be a smaller format warehouse club located within the city of Bucaramanga, Colombia. We expect to open this warehouse club, which will be our ninth warehouse club in Colombia, in November 2021. The third will be a standard format warehouse club located within the city of Portmore, Jamaica. Portmore is a suburb west of the capital city of Kingston. We expect to open this warehouse club, which will be our second warehouse club in Jamaica, in the spring of 2022. Once these three new clubs are open, the Company will operate 50 warehouse clubs.

From March 2018 through September 2021, we operated a cross border package forwarding (casillero) and online marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean. PriceSmart acquired Aeropost in 2018 to leverage Aeropost’s technology and its management’s experience in developing software and systems for e-commerce and logistics to advance PriceSmart’s development of an omni-channel shopping experience for its Members. In October 2021, PriceSmart sold the legacy casillero and marketplace operations, which were not core to our main objectives. PriceSmart retained key Aeropost personnel, technology and procedures as part of the transaction, with which we believe we can continue to leverage and grow our omni-channel business. This technology and talent have helped us combine our brick and mortar operations with online capabilities, supported by a more sophisticated distribution system that provides us with the potential to expand our geography, reach more Members in more ways and continue to develop approaches to gain efficiencies, reduce costs and provide Members with great value.

We recognize the uncertainty created from the outbreak of COVID-19 and the known and unknown potential social and economic impacts in the markets where we operate and take measures as warranted to reasonably protect our employees, Members, and business. We continue to closely monitor operating results and cash flows in an effort to ensure optimal timing of future investments and warehouse club openings. For information regarding actions we have taken in response to the COVID-19 pandemic, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting the Business - COVID-19 Updates.”

Merchandising

Our strategy is to make available to our Members a curated selection of high quality merchandise sourced from around the world and valuable services, with lower margins than traditional retail stores.

We offer merchandise in the following categories:

•Foods & Sundries consists primarily of our grocery, cleaning supplies, health & beauty and canned foods products and constituted approximately 50% of net merchandise sales for fiscal 2021.

•Fresh Foods consists primarily of our meat, produce, deli, seafood and poultry products and constituted approximately 29% of net merchandise sales for fiscal 2021.

•Hardlines consists primarily of our electronics, appliances, hardware, sporting goods, and toy products and constituted approximately 12% of net merchandise sales for fiscal 2021.

•Softlines consists primarily of apparel, domestics and furniture products and constituted approximately 5% of our net merchandise sales for fiscal 2021.

•Other Business consists primarily of our food service, optical, tire center and other ancillary services and constituted approximately 4% of net merchandise sales for fiscal 2021.

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

Membership. Our membership model in and of itself provides a competitive advantage. Our membership represents a desirable demographic concentration with strong purchasing power in our markets. The data we can access about our membership base not only provides better connectivity with our Members, but also enables us to identify and pursue additional opportunities to provide value for our Members. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 45 years ago at Price Club, the first warehouse club. Membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers and were equal to approximately 1.6% of net merchandise sales in fiscal 2021. Our Members can sign up for and renew their memberships online, which gives us another valuable digital touch point with them.

During fiscal 2021, we completed the expansion of our Platinum Membership rewards program to all 13 of our markets. Nicaragua and El Salvador were the final two markets to launch this program in fiscal year 2021. Similarly, we continue to expand our product and services offerings to Members. One of our primary initiatives has been the expansion of our Wellness programs, which include our Optical, Pharmacy and Audiology departments. As of August 31, 2021, we had 38 Optical locations open in nine of our markets, and three Pharmacy locations, all in our Costa Rica market. We expect to continue our rollout of Optical to most of our remaining clubs and markets in fiscal year 2022. In addition, we plan to continue to increase our Pharmacy locations in fiscal 2022, primarily in Costa Rica, and began launching Audiology centers in some of our markets in early fiscal 2022. We believe that untapped opportunities exist to further enhance the value of our membership in various areas. We continue to explore opportunities to provide our Members with products and services that are particularly attractive to our unique membership base while expanding current programs such as our co-branded credit card benefits.

Business Members. Our product selection, larger pack sizes, and low prices appeal to both business and retail consumers. Our business Members include a broad cross section of businesses such as restaurants, institutions including schools, and other businesses that purchase products for resale or use in their operations. These business Members represent a significant source of sales and profit and provide purchasing volume that gives us better prices from our suppliers.

Worldwide Sourcing.  Approximately 48% of our sales come from merchandise sourced in the U.S., Asia and Europe. One of the primary advantages we have compared to most of our competitors is our United States-based buying team that sources merchandise from suppliers in the U.S. and around the world.  Our buyers identify and purchase new and exciting items, including our own Member’s Selection private label products. Many of these branded products are available only at PriceSmart in the markets in which we operate.

Innovation. The warehouse club industry has been operating for over forty years, following the founding of Price Club in 1976. The world of merchandising has evolved during this period, particularly with respect to how technology impacts operational efficiencies and how consumers shop. We are leveraging technological innovations we have developed to enhance our worldwide sourcing of products and make them available in our developing and emerging countries in a manner that meets current consumer preferences. We operate effectively in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, unique distribution and logistical challenges and Member preferences that require our unique ability to source the correct mix of local versus imported merchandise. We believe that our future success is highly dependent on our capacity to continue to adapt and innovate to meet the needs of our current and future Members. While not yet as prevalent as in the U.S., online sales penetration is increasing in the markets where we operate, especially as a result of the mobility restrictions imposed as a result of the COVID-19 pandemic. Our Click & Go™ service, which allows our Members to order online and pick up their orders curbside at our warehouse club locations, is available in all 13 of our markets. We expect to expand our omni-channel offering to include additional services such as drop-ship, the creation of a digital business-to-business application and a native mobile application for our Members. We have also developed better in-bound and outbound online communication channels, and we are using data analytics to better understand our Members’ evolving preferences.

Experienced Management Team. Sherry S. Bahrambeygui is PriceSmart’s Chief Executive Officer. She has led several new transformational initiatives that have allowed us to retain the key benefits of our business model, while expanding capabilities that generate new ways of approaching our business, including the omni-channel platform and adoption and application of new technology and data analytics to drive growth. As a Board member, she has been instrumental to the evolution of the Company’s governance and other strategic initiatives for the past nine years. Michael L. McCleary is Executive Vice President and Chief Financial Officer. Mr. McCleary joined the Company in 2003 and has over 30 years of international finance, tax and accounting experience. In addition to Ms. Bahrambeygui and Mr. McCleary, the other members of our management team have extensive career experience in the warehouse club business. Many of our executives learned the warehouse club business from their time at Price Club. Their experience and knowledge represent a key strength and competitive advantage for our company. We have also retained key executives from when we acquired Aeropost in March 2018, who are experienced in developing online technology and marketing for e-commerce and who have assisted us in increasing our digital interaction with Members. We continue making investments in talent to support our technology development and other administrative functions.

Effective September 1, 2021, Nicolas Maslowski was promoted to a newly created position for the Company, Executive Vice President, Member Experience and Strategic Analytics. Prior to this promotion, Mr. Maslowski served as the Senior Vice President of PriceSmart Member Experience. Since joining PriceSmart, he has expanded the capabilities of our leadership team, made great strides in helping us better understand our Members, and helped develop and oversee the effective utilization of data and technology to increase sales by extracting valuable insights and strengthening the connection with our Members. In addition, he has helped show how the infusion of user-friendly data and reports positively impacts business decision-making throughout the Company.

Growth Strategy

Our growth strategy includes:

Continue to increase the value of Membership.

•Leverage our sourcing expertise and buying power to identify and acquire exceptional products we can provide to Members at great values.

•Build on our brand loyalty by expanding our private label products to include more categories in cases where we can reduce costs while maintaining quality, giving us the opportunity to lower prices.

•Pursue opportunities to increase our control of aspects of the supply chain and invest in areas where we can reduce costs and pass the savings on to our Members.

•Increase focus on serving the specific needs of business-to-business Members.

•Expand services, particularly those focused on Member well-being, such as pharmacy, optical and audiology.

•Continue developing technology that provides Members with greater convenience and options for their shopping experience.

•Optimize membership data by applying analytics to quickly identify business opportunities, create better predictability of our business and better serve our Members.

Increasing same “store” sales.  We are committed to increasing same store sales by increasing total membership and Members’ average annual spend. We continue to enhance our omni-channel capabilities, including continued development of PriceSmart.com and our mobile shopping app for Members to use on hand-held devices. We are scaling our Click & Go™ curbside and delivery service. By applying analytics to our Member data, we can learn more about shopping patterns and Member experiences, which helps us to design targeted marketing campaigns, which can be used to further drive sales. We make ongoing investments to improve and update our clubs and are expanding sales floor space where opportunities exist in some of our high traffic clubs. We also are enhancing the “Treasure Hunt” experience by offering the best value on exclusive or one-time-buy merchandise.

Adding New Warehouse Clubs in Existing Markets. We currently operate in 13 countries/territories, with the largest in terms of population and gross domestic product being Colombia. We continue to view Colombia as an important market for growth and we view potential for growth in several of our other markets, particularly in the Northern Triangle area of Central America and in Jamaica, which is part of our Caribbean segment. We currently expect to open three warehouse clubs in fiscal year 2022 and continue to evaluate opportunities for continued expansion in these and our other existing markets.

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

Omni-channel Shopping and Other Services. We are currently focusing our investment in digital transformation and omni-channel capabilities on the following strategic opportunities:

1. Convenience: Consumers increasingly are requesting home delivery or store pick up for larger items, as well as for their everyday basic shopping needs, such as consumable merchandise. We intend to continue scaling and enhancing the efficiency of our Click & Go™ curbside pickup and delivery service, which includes products ranging from fresh groceries to large appliances, in all of our markets.

2. Cross-border shopping: Using the sourcing expertise and buying power of PriceSmart, we intend to extend the range of products that our Members can purchase online beyond those products that we traditionally offer in the club. Our e-commerce platform also facilitates our ability to use smaller format clubs to expand our membership base and geographic reach in existing markets.

3. Additional communication channels and solutions for Members: In fiscal 2022, we expect to launch a new version of our mobile application, which will allow our Members to buy all of our merchandise directly in the app and also facilitate communication via push notifications. Furthermore, we will continue to expand our digital product assortment and payment options to better serve our business Members.

Supply Chain Optimization. We continue to identify and secure strategic locations throughout our markets to distribute product more efficiently and support delivery of e-commerce orders.

Distribution Efficiency

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

In addition to our Miami distribution facility, we have a large regional distribution center located in the metropolitan area of San Jose, Costa Rica. This 165,000 square foot building is designed to receive, store and ship dry, refrigerated and frozen products to clubs in Central America. This regional distribution center has the capacity to ship products such as major appliances and online products directly to our Members or to convenient pick-up locations, including our clubs.  We are considering other strategic locations for distribution centers to drive efficiencies and expand omni-channel offerings.

Since the start of the COVID-19 pandemic, we have encountered numerous supply-chain challenges, including but not limited to, container shortages, port backlogs, and trucking and shipping availability. Our expanded network of distribution centers has allowed for more alternative routings of shipments, increased throughput, and flexibility to be able to more effectively mitigate these challenges. Refer to Part II. “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” for further discussion regarding these challenges and our efforts to mitigate them.

Lastly, as part of our efforts to source additional high quality and healthy fresh products, and expand on our Direct Farm Program, we operate two produce distribution centers. We believe that our Direct Farm Program reduces expenses, waste and prices on items of higher quality, while simultaneously supporting local farmers and industry. Our produce distribution centers allow us to get high-quality produce from farm-to-table quicker and more efficiently. We expect to continue to expand this program and build additional produce distribution centers in more of our markets.

Operating Efficiency

As with distribution efficiency, operating efficiency is a key tenet of our business model. We are constantly seeking to improve operating efficiencies, by investing in technology and by centralizing back-office capabilities and facilities for processing and producing products, such as meat and bakery.

Our Membership Policy

We offer three types of memberships: Diamond, Business and Platinum.

The Diamond Membership is targeted at individuals and families. The annual fee for a Diamond Membership (entitling Members to two cards), in most markets is approximately $35 (excluding sales tax). In Colombia, we raised the Diamond Membership fee to 92,000 COP (excluding sales tax) in December 2020, yielding a current Membership price of approximately $24.

The Company currently offers the Platinum Membership program in all thirteen of its markets. The annual fee for a Platinum Membership in most markets is approximately $75 (excluding sales tax). The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. In Colombia, the Platinum Membership fee is 264,000 COP (excluding sales tax), yielding a current membership price of approximately $69. Platinum Members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The rebate is issued annually to Platinum Members on March 1 and expires August 31.  Any rebate amount not redeemed by August 31 is recognized as breakage revenue.

We promote Business Membership through our marketing programs by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business Members pay an annual membership fee of approximately $35 for a primary and secondary membership card and approximately $10 for additional add-on membership cards. Only businesses can qualify for a Business Membership.

Members can now sign-up and renew their memberships as well as opt for auto-renewal online.

We recognize membership income over the 12-month term of the membership.  Deferred membership income was $26.0 million and $23.1 million as of August 31, 2021 and August 31, 2020, respectively.  Our membership agreements provide that if our Members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60 day period, Members may receive a refund for the prorated share of their remaining membership fee if they so request.

Our Intellectual Property Rights

It is our policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. We rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our employees, consultants and suppliers and other similar measures. There can be no assurance, however, that we will be successful in protecting our proprietary rights. While we believe that our trademarks, copyrights and other proprietary know how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors.  We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer. We also prioritize above all the safety of our Members and our employees. Some of our competitors may have greater resources, buying power and name recognition.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators.  However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito and Cencosud in Colombia.  We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format.  We have noted that certain retailers within our markets are making investments in upgrading their locations and/or experimenting with different formats.  These actions may result in increased competition within our markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. We also face competition from online retailers, such as Amazon.com, Inc. in Colombia, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future.

Human Capital

As of August 31, 2021, we had approximately 10,400 employees. Approximately 94% of our employees were employed outside of the United States, and about 1,600 employees were represented by labor unions.

Diversity, Equity and Inclusion.

Fundamental to our mission is the ability to attract, retain, and develop a diverse workforce representative of the countries in which we operate. We are proud to hire from the local communities where we operate, which then enhances our understanding of the legislation and operating environment of each country so we can better serve our Members. We provide our employees with competitive wages above minimum wage in each region, as well as comprehensive benefit programs, which generally include life and health insurance and post-employment savings plans. We also seek to identify opportunities to support local businesses and communities, with the goal of improving the quality of life in the countries where we operate.

Talent Development.

We believe our investment in the education, training and development of our employees contributes to the overall success of our business. We believe a focus on talent development leads to long-serving, loyal employees, which improves efficiencies in operations, thus resulting in higher quality service to our Members. We provide learning opportunities for our employees through various training courses including instructor-led internal and external programs. We also seek to promote from within, allowing us to develop the leadership strengths of our employees to provide a better overall customer experience for our Members.

Health and Safety.

The COVID-19 pandemic has brought unprecedented challenges to our business, communities, Members and employees. We prioritize the safety and well-being of our employees and Members by following applicable local and national government regulations at each of our warehouse clubs, offices, and distribution center locations. We implemented enhanced cleaning and sanitizing protocols and provided personal protective equipment to our employees. We engage in responsible procedures, such as contact tracing, preventative quarantining and continued paid leave. We educate our employees on safety, reinforce best practices of good hygiene, and encourage our employees to receive vaccinations as they become available and in cases where possible, we have directly purchased and provided vaccines to our employees at no cost. We have built reserve teams of employees who do not overlap with each other so that they may step in as needed allowing those who are sick to take time off. We also provide employee transportation and meals in order to offer them a safe and reliable means to work. Many of our corporate offices are open in a limited capacity, and the majority of our corporate employees have shifted, temporarily, to working remotely. We offer resources for employees working remotely, which are targeted at optimizing remote work environments and managing COVID-19 related challenges. The resources we offer include office ergonomics consulting and support for mental and emotional health and well-being.

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

Available Information

The PriceSmart, Inc. investor relations website or internet address is https://investors.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2021 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

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

External Factors that Could Adversely Affect Us

The ongoing global novel coronavirus COVID-19 pandemic had and may continue to have an adverse effect our business, results of operations, financial condition, and liquidity.

The ongoing COVID-19 pandemic has negatively impacted the world economy, caused widespread unemployment, significantly impacted global supply chains, and disrupted financial markets, all of which have negatively affected, and continue to create challenges in, our markets. In addition to measures we have taken voluntarily, the government authorities in our markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. They also have imposed business limitations such as mandatory temporary closures, required reduced operating hours, restrictions on segments of the population permitted to shop on particular days, customer occupancy limits and restrictions on sales of “non-essential” merchandise. Many of these policies and restrictions have resulted in limiting access for our Members and have adversely impacted our club operations.

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

Operating during the COVID-19 pandemic has increased our costs of operations. Among other things, we provide personal protective equipment to our employees, have employed additional cleaning and sanitizing procedures at our warehouse clubs and distribution facilities and provide transportation to employees in areas where public transportation is not currently available or is considered unsafe. We also have implemented robust protocols for screening, contact tracing, mapping and quarantining as preventative and mitigating measures. We also have additional payroll expenses associated with maintaining reserve teams of employees who remain ready if necessary to replace employees who become sick or who are required to quarantine and for employees who are in high risk groups or who are subject to quarantine. We believe these costs will continue as long as the COVID-19 pandemic is ongoing.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we have faced and may continue to face delays or difficulty sourcing products, which could negatively affect our business and financial results. Certain of our suppliers have had their manufacturing operations disrupted by the coronavirus outbreak, and even where goods have been completed, they have been subject to weeks-long shipping delays. If our third-party suppliers’ operations continue to be curtailed, or transportation systems continue to be disrupted, we may need to seek alternate sources of supply, which may be more expensive. The duration and degree of production and supply chain disruption, and related financial impact, cannot be estimated at this time. If the production and distribution closures continue or increase for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

Negative economic conditions created or exacerbated by the outbreak of the COVID-19 could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending could adversely affect consumer demand for the products we sell, change the mix of products we sell to a mix with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operating results. Any prolonged outbreak of the coronavirus could result in the imposition of quarantines or closures of retailer locations, office spaces, manufacturing facilities, travel and transportation restrictions and/or import and export restrictions, any of which could contribute to a general slowdown in the global economy and the economies of the markets in which we operate. A significant decline in the economies of the countries in which our warehouse clubs are located may lead to decreased sales and profitability, increased governmental ownership or regulation of the economy, higher interest rates and increased barriers to entry such as higher tariffs and taxes. The economic factors that affect our operations also may adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our Members or, in more extreme cases, in certain suppliers not producing goods in the volume typically available for sale to us.

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

•political instability, such as the protests and civil unrest in Colombia in 2021 and Honduras and Nicaragua in 2019 and a general strike in Costa Rica in 2018;

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

In 2018, the U.S. approved legislation to restrict U.S. aid to Nicaragua. In 2019, the U.S. State Department had varying strategies regarding if, when, and how it would authorize disbursements of foreign aid that had been previously approved by the U.S. Congress to Guatemala, Honduras and El Salvador. In 2021, the Vice President of the United States announced that the United States is providing $310 million in increased assistance to Guatemala, Honduras and El Salvador. However, changes in U.S. policies regarding financial assistance could cause political or financial instability in the countries we serve.

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

We continue to invest in our websites and systems with the long-term objective of offering our Members a seamless omnichannel experience. We currently offer our Click & Go™ online shopping, which includes both curbside pickup and delivery are available in all markets. Operating an e-commerce platform and fulfilment of online orders is a complex undertaking, and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If we do not maintain a successful and relevant omni-channel experience for our Members, our ability to compete and our results of operations could be adversely affected.

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

Civil unrest in certain countries in which we operate may adversely affect the flow of goods through those countries. For example, in April 2021, protestors in Colombia erected roadblocks inside and between major cities and damaged public transport, businesses and state buildings, which disrupted the normal flow of goods and economic activity. In 2019, political and civil unrest in Honduras and Nicaragua resulted in roadblocks in many portions of these countries. Any restriction in the movement of goods through Costa Rica’s ports or over Honduras and Nicaragua’s highways could impair our ability to supply warehouse clubs not just in those countries, but in countries throughout the region as well.

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

As of August 31, 2021, we had 47 warehouse clubs in operation, located in 12 countries and one U.S. territory (eight each in Costa Rica and Colombia; seven in Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands). We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

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

The retail business is quickly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our launch of our Click & Go™ curbside pickup and delivery service, and other ongoing investments, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our e-commerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs and materially adversely affect the financial performance of the physical retail side of our operations. In addition, our investment in e-commerce and technology initiatives will adversely impact our short-term financial performance and could adversely impact our financial performance over the longer term.

Our profitability is vulnerable to cost increases.

Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to offset currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income, inflation and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. In the third and fourth quarter of fiscal year 2021, we experienced significant increases in freight costs of our merchandise sourced overseas due to the global shortage of shipping containers. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.

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

If our merchandise, such as food and prepared food products for human consumption, medication, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety standards or our Members’ expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items exposes us to the risk of product liability claims, a product recall and adverse publicity. We may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. We package and market fresh produce products within our markets, so we may be exposed to additional risk of product liability and adverse publicity if those fresh food products are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at our packaging service centers.

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

Several years ago, we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, due to the rapidly evolving retail landscape and technological resources, as well as our acquisition of Aeropost and the expertise that came with it, we have delayed this project as originally contemplated in order to more holistically assess our overall IT landscape and strategy. Subsequent to that assessment, we will reconsider the need, timing, scope and approach to our ERP replacement project. Not updating our systems on a timely basis could leave us at a disadvantage relative to our competitors. Our current ERP system is not supported by the developer of the software, which could increase the risk of a system disruption. In addition, there are newer versions available from the vendors of some of our other internal systems offering greater functionality and reliability, which we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, which will require us to migrate to more industry-standard technologies. We are in the process of evaluating the state of all such systems and establishing a transition plan to newer technologies. Such a transaction will require a significant investment by us, and any failure by us to seamlessly transition these systems may adversely affect operations, Member satisfaction or sales.

Any failure by us to maintain the security of the information that we hold relating to our company, Members, employees and vendors, could damage our reputation with them, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.

We receive, retain, and transmit personal information about our Members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems.

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

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third party service providers' information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more hackers, cyber terrorists or others might defeat our security measures or those of our third-party service providers and obtain the personal information of Members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. We or one of our third-party service providers also may be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations. In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid. Associate error or malfeasance, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and breach our or our third-party service providers’ information systems (whether digital or otherwise).

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

Business acquisitions or divestitures and new business initiatives could adversely impact the Company’s performance.

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

We recently sold the legacy casillero and marketplace businesses operated by Aeropost. To implement this sale, we retained the technology and intellectual property rights required for the furtherance of our business interest in PriceSmart.com and related capabilities. We also retained the individuals formerly employed by Aeropost who we believed would best support PriceSmart’s objectives. The two businesses will provide transition services to each other for a period of up to four months. We could incur unforeseen expenses or other issues in connection with the separation of these businesses, including the separation of certain shared vendor arrangements and division of employees between the two businesses.

Failure to attract and retain qualified employees could materially adversely affect our financial performance.

Our success depends, to a significant degree, on the continued contributions of Members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material adverse effect on our business. We must attract, develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately attract, develop and retain highly qualified employees in the future, or to replace retiring key executives which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain life or disability insurance for our key executives.

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

In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies or circumvent our compliance programs and, by doing so, violate such laws and regulations. Our former Aeropost subsidiary operated as a package forwarder, dealing with local customs officials in many jurisdictions in which we have not previously operated. In some countries, Aeropost operated through agents. During our ownership period, Aeropost was integrated into our compliance program; however, we had limited control over actions by Aeropost’s agents. Any violations of anti-corruption laws, even if prohibited by our internal policies, could adversely affect our reputation, business or financial performance.

We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.

We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes. Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In two countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income, and there are no clear rules that allow the Company to obtain refunds or to offset payments that are substantially in excess of taxes payable based on taxable income. Additionally, in one country, the government has alleged in the past that there is not a clearly defined process in the laws and regulations to allow the tax authorities to refund Value Added Tax (“VAT”) receivables. We, together with our tax and legal advisers, are currently appealing these interpretations. However, if we do not prevail in these efforts, we may be required to establish a valuation reserve against these tax receivables and take an accompanying charge, which would adversely affect our financial condition and results of operations. In the meantime, we are taking other actions to recover excess taxes paid or withheld and to limit further increases in these receivables, including the possibility that we might choose in one of the jurisdictions to make income tax payments using the original computation based on a percentage of taxable income in advance of a favorable court ruling.

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

A few of our stockholders own approximately 20.1% of our voting stock as of August 31, 2021, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 20.1% of our outstanding shares of common stock. Of this amount, approximately 76.4% (i.e., 15.4% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Financial and Accounting Risks

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2021, we had a total of 47 warehouse clubs operating in 12 foreign countries and one U.S. territory, 37 of which operate under currencies other than the U.S. dollar. For fiscal year 2021, approximately 78% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

Finally, the ability of the Company to convert local currency into U.S. dollars to settle U.S. dollar invoices can be impacted in certain markets due to economic factors or government policies creating illiquidity of the local currency. This has been the case in Trinidad in fiscal years 2017, 2020, and 2021, which led us to reduce shipments from the U.S. to Trinidad to amounts that our Trinidad subsidiary could pay for using the amount of tradeable currency that could be sourced in that market, resulting in lost sales.

As of August 31, 2021, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $52.9 million, a decrease of $26.7 million from August 31, 2020 when these same balances were approximately $79.6 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $10.6 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of August 31, 2021, we had a U.S. dollar denominated monetary asset position of approximately $26.6 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $5.3 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

Our Barbados subsidiary also began facing a U.S. dollar illiquidity situation in fiscal 2020. The Barbados dollar has a conventional fixed-peg currency arrangement, in which the Barbados dollar exchange rate is fixed to the U.S. dollar. Thus, we do not expect a devaluation of this currency at this time. However, as of August 31, 2021, our Barbados subsidiary had Barbados dollar denominated cash and cash equivalents measured in U.S. dollars of approximately $12.4 million, which cannot be readily converted to U.S. dollars for general use within the Company.

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

For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which the Company adopted September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a non-monetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update. The monetary lease liability subject to revaluation as of August 31, 2021 was $35.6 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2021, the impact to the consolidated statements of income of revaluing this liability was immaterial.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2021, PriceSmart operated 47 membership warehouse clubs, as detailed below:

	Own land	Lease land
Location	and building	and/or building
COLOMBIA SEGMENT
Colombia (1)	7	1
CENTRAL AMERICA SEGMENT
Panama	5	2
Guatemala (1)	2	2
Costa Rica	8	—
El Salvador	2	—
Honduras	2	1
Nicaragua	2	—
CARIBBEAN SEGMENT
Dominican Republic	5	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica (1)	1	—
Total	38	9

(1)We are currently constructing and plan to open warehouse clubs in Guatemala City, Guatemala in October 2021, in Bucaramanga, Colombia in November 2021, and in Portmore, Jamaica in the spring of 2022. We own the land for each and expect to own the buildings upon its completion.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when appropriate sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years.  Years before current leases expire, we actively seek to secure lease extensions or find suitable replacement properties. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future. As of August 31, 2021, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,335,929 square feet, of which 430,588 square feet were on leased property.

We operate two large regional distribution centers, one in Miami, Florida and the other in San Jose, Costa Rica, along with several smaller local distribution centers for the consolidation and distribution of merchandise shipments to our warehouse clubs. During fiscal year 2021, we executed a lease and began construction activities to open our third regional distribution center in Trinidad and Tobago. Our corporate headquarters is located in San Diego, California, and we maintain other regional offices in the U.S. and our international locations. We own our regional distribution center in Miami, Florida, but we otherwise lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand. Our leases for non-warehouse club facilities typically provide for initial lease terms between five and 30 years, with options to extend. We believe this leasing strategy for non-warehouse club facilities enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 11, 2021, there were approximately 21,777 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2021 FISCAL QUARTERS
First Quarter	9/1/2020	11/30/2020	$82.63	$63.26
Second Quarter	12/1/2020	2/28/2021	103.07	81.89
Third Quarter	3/1/2021	5/31/2021	99.72	83.70
Fourth Quarter	6/1/2021	8/31/2021	$94.13	$79.56

2020 FISCAL QUARTERS
First Quarter	9/1/2019	11/30/2019	$77.11	$58.25
Second Quarter	12/1/2019	2/29/2020	74.70	55.69
Third Quarter	3/1/2020	5/31/2020	65.09	42.94
Fourth Quarter	6/1/2020	8/31/2020	$67.26	$54.57

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended August 31, 2021.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35

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

As set forth in the table below, during fiscal year 2021, the Company repurchased a total of 62,282 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal 2021. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2020 - September 30, 2020	—	$—	—	N/A
October 1, 2020 - October 31, 2020	6,773	73.87	—	N/A
November 1, 2020 - November 30, 2020	359	69.17	—	N/A
December 1, 2020 - December 31, 2020	—	—	—	N/A
January 1, 2021 - January 31, 2021	17,372	98.60	—	N/A
February 1, 2021 - February 28, 2021	—	—	—	N/A
March 1, 2021 - March 31, 2021	3,108	98.37	—	N/A
April 1, 2021 - April 30, 2021	299	97.77	—	N/A
May 1, 2021 - May 31, 2021	—	—	—	N/A
June 1, 2021 - June 30, 2020	—	—	—	N/A
July 1, 2021 - July 31, 2021	3,388	86.99	—	N/A
August 1, 2021 - August 31, 2021	30,983	86.28	—	N/A
Total	62,282	$88.97	—	N/A

Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, COVID-19 related factors and challenges, and the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. Forward-looking statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.” These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Overview

PriceSmart, headquartered in San Diego, California, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high quality merchandise and services at low prices to our Members. We operate 47 warehouse clubs in 12 countries and one U.S. territory (eight each in Costa Rica and Colombia; seven in Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands). The Company also plans to open new warehouse clubs in Guatemala City, Guatemala in late October 2021, in Bucaramanga, Colombia in November 2021, and in Portmore, Jamaica in the spring of 2022. Once these three new clubs are open, the Company will operate 50 warehouse clubs.  Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.

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

•Take proactive measures to protect, expand and create optionality for our supply chain options.

•Expand technology-related shopping and convenience for the Member.

•Apply data analytics to identify opportunities for improvement, growth and targeted marketing

We remain vigilant in adapting to the ever-evolving consumer demands emerging from the COVID experience and the apparent desire of consumers to satisfy their shopping and service needs in one location. The COVID-19 pandemic remains unpredictable in duration and intensity in our markets, and we continue to see periodic reinstatements of stay-at-home orders and other restrictions. In addition, we expect continued uncertainty in the economies of our markets as a result of the COVID-19 pandemic and expect volatility in employment trends, industry and consumer confidence and demand; volatility and liquidity of foreign currency exchange rates; volatility of commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors.”

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, and foreign direct investments. The global and local travel restrictions and general slow-down in global economic activity, as a result of COVID-19, have significantly impacted and may continue to impact the economies in our markets causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar. In general, positive conditions in the broader economy promote Member spending in our warehouse clubs, while economic weakness, which generally results in a reduction of customer spending, may negatively impact spending at our clubs.

During the last half of fiscal year 2021 and continuing into fiscal 2022, we saw several factors pressuring supply chains, including container shortages, port delays, and truck and driver shortages. These disruptions and shortages are impacting the timing of deliveries and leading to higher freight costs. Despite all these issues, we continue to work in a variety of different ways to hold down and/or mitigate the price increases passed on to the Members and maintain sufficient inventory. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative routings of shipments, increased throughput, and provided flexibility to more effectively mitigate these challenges. In addition, we have made strategic investments in inventory and worked with our local vendors to source alternative products, in order to reduce future out-of-stocks on high demand items that have been impacted by these disruptions or that have been affected by electronic part shortages. We expect these conditions to continue throughout fiscal 2022, and we continue to employ these and various other strategies to maintain as much in-stock inventory and limit cost increases as much as possible. Delays in deliveries and increases in cost of delivered merchandise could impact supply of and demand for, the merchandise we sell, which could impact our sales.

Currency fluctuation can be a significant variable affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During fiscal 2021, approximately 78% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48% were comprised of sales of products we purchased in U.S. dollars.

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

Political and other factors in each of our markets may have significant effects on our business. For example, the civil unrest in Colombia paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal 2021. Austerity and tax reform measures for Colombia and other Latin American countries with high national debt levels and income disparity pose a risk for political instability. Similar unrest happened in Nicaragua and Honduras in 2018 and 2019, respectively; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018. Events of this sort have, and may continue to have, an adverse effect on our business.

Our operations are subject to volatile weather conditions and natural disasters. In November 2020, Hurricanes Eta and Iota brought severe rainfall, winds, and flooding to a significant portion of Central America, especially Honduras, which caused significant damage to parts of that country’s infrastructure. Although our warehouse clubs were not significantly affected and we were able to manage our supply chain to keep our warehouse clubs stocked with merchandise, these natural disasters could adversely impact our overall sales, costs and profit performance in the future.

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company and increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. We continued to experience significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies during fiscal 2020, with a further deterioration and the problem becoming more acute in August 2020. This U.S. dollar illiquidity situation persisted throughout fiscal 2021 and we expect the situation to continue. As liquidity conditions have tightened, we have methodically raised prices on imported goods in Trinidad due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity. We have also sought to shift the purchase of certain goods to local sources where appropriate, and we are actively seeking to exchange Trinidad dollars for tradeable currencies in order to manage our exposure to any potential devaluation. Due to the illiquidity of the Trinidad dollars, in the first quarter of fiscal 2021, we began limiting shipments of goods from the U.S. to Trinidad, and subsequently, we further limited shipments late in the third quarter of fiscal 2021 and for most of the fourth quarter due to the government’s general prohibition on sales on most non-food or non-essential items. However, in mid-August 2021, this prohibition was rescinded, and we were allowed to resume sales of these items; therefore, we began increasing our merchandise shipments to Trinidad at the end of fiscal 2021.

We continue to explore and execute several options to increase our ability to generate more reliable sources of U.S. dollars in Trinidad. These options include, but are not limited to, sourcing locally produced goods in Trinidad dollars and/or producing goods locally and exporting these items to our clubs and/or third parties in other countries in exchange for U.S. dollars. While these initiatives are being developed, we are exploring ways to finance additional imports, even if a higher level of imports exceeds the amount of U.S. dollars we are able to source in Trinidad. Alternatives we are considering include new U.S. dollar denominated loans, foreign currency exchange forwards, investing in financial instruments, and purchase and sales of commodities, which could create immediate U.S. dollar liquidity and/or fix the exchange rate of Trinidad dollars to U.S. dollars. During fiscal year 2021, we have executed approximately $17.6 million of U.S. dollar and other tradeable currency denominated loans. Some of these alternatives may not mitigate the resulting increase in exposure to a potential devaluation of the Trinidad dollar and could result in our being required to take a discount on the amount of U.S. dollars we accept in exchange for Trinidad dollars relative to what we would receive upon exchange in accordance with the official exchange rate and/or incur additional financing costs.

As of August 31, 2021, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $52.9 million, a decrease of $26.7 million from August 31, 2020 when these same balances were approximately $79.6 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $10.6 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of August 31, 2021, we had a U.S. dollar denominated monetary asset position of approximately $26.6 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $5.3 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

Our Barbados subsidiary also recently began facing a U.S. dollar illiquidity situation in fiscal year 2020. The Barbados dollar has a conventional fixed-peg currency arrangement, in which the Barbados dollar exchange rate is fixed to the U.S. dollar. Thus, we do not expect a devaluation of this currency at this time. However, as of August 31, 2021, our Barbados subsidiary had Barbados dollar denominated cash and cash equivalents measured in U.S. dollars of approximately $12.4 million, which cannot be readily converted to U.S. dollars for general use within the Company.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S. style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and the opportunity for growth. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we are increasing technological capabilities and expanding our omni-channel shopping experience, we believe we can realize greater efficiencies in the supply chain, enhance our ability to satisfy our Members’ shopping expectations, and play a greater role in their lives. We believe we are well-positioned to blend the excitement and appeal of our brick and mortar business with the convenience and additional benefits of online shopping and services.

Growth

We measure our growth primarily by the amount of the period-over-period activity in our net merchandise sales, our comparable club net merchandise sales, total membership, income and total revenues. Our investments are geared toward enhancing Member experience while creating greater efficiencies, which enable us to offer lower prices, more services, and convenience. We believe these efforts will support membership renewals and sustained growth for the Company. However, these investments can impact near-term results, such as when we invest in technology and talent that are expected to yield long-term benefits or when we incur fixed costs in advance of achieving full projected sales, negatively impacting near-term operating profit and net income. When we open a new warehouse club in an existing market, which may reduce reported comparable net merchandise sales due to the transfer of sales from existing warehouse clubs, we do so to enhance the Member experience, grow membership and support long-term sales growth and profitability.

Financial highlights for the fourth quarter of fiscal year 2021 included:

•Total revenues increased 12.2% over the comparable prior year period.

•Net merchandise sales increased 12.7% over the comparable prior year period. We ended the quarter with 47 warehouse clubs compared to 46 warehouse clubs at the end of the fourth quarter of fiscal 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 1.3% versus the same three-month period.

•Comparable net merchandise sales (that is, sales in the 45 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended August 29, 2021 increased 10.3%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.1%.

•Membership income for the fourth quarter of fiscal 2021 increased 11.2% to $14.6 million over the comparable prior year period.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 18.7% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.9%, an increase of 80 basis points (0.8%) from the same period in the prior year.

•Operating income for the fourth quarter of fiscal 2021 was $32.5 million, an increase of 12.0%, or $3.5 million, compared to the fourth quarter of fiscal 2020.

•We recorded a $1.4 million net currency loss from currency transactions in the fourth quarter of fiscal 2021 compared to a $1.1 million net currency gain in the same period last year.

•Our effective tax rate increased in the fourth quarter of fiscal 2021 to 35.5% from 28.2% in the fourth quarter of fiscal 2020. The increase in the effective tax rate is primarily related to recognition timing for the loss of benefit of foreign tax credits, which are no longer deemed recoverable.

•Net income attributable to PriceSmart for the fourth quarter of fiscal 2021 was $19.5 million, or $0.63 per diluted share, compared to $20.1 million, or $0.65 per diluted share, in the fourth quarter of fiscal 2020.

Financial highlights for fiscal year 2021 included:

•Total revenues increased 8.7% over the prior year.

•Net merchandise sales increased 8.6% over the prior year. We ended the year with 47 warehouse clubs compared to 46 warehouse clubs at the end of the fiscal 2020. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.4%.

•Comparable net merchandise sales (that is, sales in the 45 warehouse clubs that have been open for greater than 13 ½

•calendar months) for the 52 weeks ended August 29, 2021 increased 5.8%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.3%.

•Membership income for fiscal 2021 increased 2.8% to $56.0 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 18.2% over the prior year, and merchandise gross profits as a percent of net merchandise sales were 16.0%, an increase of 130 basis points (1.3%) from the prior year.

•Operating income for fiscal 2021 was $158.0 million, an increase of 29.0% or $35.5 million compared to fiscal 2020.

•We recorded a $5.4 million net currency loss from currency transactions in the current year compared to a $1.4 million net loss in the prior year.

•The effective tax rate for fiscal 2021 was 33.3% as compared to the effective tax rate for fiscal 2020 of 32.5%. The increase is primarily driven by the comparably less favorable impact of non-recurring changes to uncertain tax positions.

•Net income attributable to PriceSmart for fiscal year 2021 was $98.0 million, or $3.18 per diluted share, compared to $78.1 million, or $2.55 per diluted share, in the prior year.

Comparison of Fiscal Year 2021 to 2020

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2021, 2020 and 2019 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2020 and 2019, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 filed with the SEC on October 30, 2020. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2021 and 2020.

	Years Ended
	August 31, 2021				August 31, 2020
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$2,064,553	59.6%	$209,015	11.3%	$1,855,538	58.1%
Caribbean	988,468	28.5	10,447	1.1	978,021	30.7
Colombia	412,421	11.9	54,218	15.1	358,203	11.2
Net merchandise sales	$3,465,442	100.0%	$273,680	8.6%	$3,191,762	100.0%

Comparison of 2021 and 2020

Overall, net merchandise sales grew by 8.6% for fiscal year 2021 compared to fiscal year 2020, driven by a 4.8% increase in average ticket and a 3.6% increase in transactions. Transactions represent the total number of visits our Members make to our warehouse clubs plus the number of Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 47 clubs in operation as of August 31, 2021 compared to 46 clubs as of August 31, 2020.

Net merchandise sales in our Central America segment increased 11.3% during fiscal year 2021. This increase had a 660 basis point (6.6%) positive impact on total net merchandise sales growth. All markets within this segment showed increased net merchandise sales for the twelve-month period ended August 31, 2021. Our eighth club in Costa Rica, which opened in June 2020, had a full year of sales in fiscal 2021 compared to three-months of sales in fiscal year 2020, which contributed to the increase year-over-year in our Central American segment.

Net merchandise sales in our Caribbean segment increased 1.1% during fiscal year 2021. This increase had a 30 basis point (0.3%) positive impact on total net merchandise sales growth. Our Dominican Republic market continued its strong performance this year, despite experiencing a significant foreign currency devaluation, with 15.3% growth. This strong performance was offset by our Trinidad market which had a significant decline in net merchandise sales. Trinidad sales were adversely affected during most of fiscal year 2021 because we began limiting merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation and due to significant COVID-19 restrictions that were put in place in the later part of fiscal 2021. Trinidad saw a significant rise in COVID-19 cases during the second half of the fiscal year, and the government responded by shutting down all non-essential business and activities. PriceSmart was allowed to continue selling food and other essential goods, but the government prohibited sales of most non-foods/non-essential items by PriceSmart and other local retailers. As a result, we reduced shipments of U.S. imports until the restrictions were eased. Partial lockdowns and other restrictions are still in place; however, since mid-August 2021 we have been allowed to start selling the non-foods/non-essential items again. As we currently have no restrictions on the types of merchandise we can sell in Trinidad, we began increasing imports again towards the end of August. However, we generally continue to link our imports based on the amounts of U.S. dollars we expect to source in Trinidad. Net merchandise sales for Trinidad have improved thus far during the first quarter of fiscal year 2022 compared to fourth quarter of fiscal 2021. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad liquidity situation. Aruba also had soft sales due to this market’s ongoing economic slowdown caused by the COVID-19 pandemic due primarily to a reduction in tourism.

Net merchandise sales in our Colombia segment increased 15.1% during fiscal year 2021. This increase had a 170 basis point (1.7%) positive impact on total net merchandise sales growth. The primary driver of the increased revenue for the year was due to the additional club added to the segment when compared to the comparable prior year period. We opened our eighth club in Colombia in December 2020.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and as a percentage of net merchandise sales for the year ended August 31, 2021.

	Currency Exchange Rate Fluctuations for the
	Twelve Months Ended
	August 31, 2021
	Amount	% change
Central America	$(38,477)	(2.1)%
Caribbean	(27,069)	(2.7)
Colombia	(10,784)	(3.0)
Net merchandise sales	$(76,330)	(2.4)%

Overall, the effects of currency fluctuations within our markets had an approximately $76.3 million, or 240 basis point (2.4%), negative impact on net merchandise sales for the twelve-months ended August 31, 2021.

Currency fluctuations had a $38.5 million, or 210 basis point (2.1%), negative impact on net merchandise sales in our Central America segment for the twelve months ended August 31, 2021. These currency fluctuations contributed approximately 120 basis points (1.2%) of the total negative impact on total net merchandise sales for the current fiscal year period. The Costa Rica Colón depreciated significantly against the dollar as compared to the same period a year ago, and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $27.1 million, or 270 basis point (2.7%), negative impact on net merchandise sales in our Caribbean segment for the twelve months ended August 31, 2021. These currency fluctuations contributed approximately 90 basis points (0.9%) of the total negative impact on total net merchandise sales for the current fiscal year period. Jamaica and the Dominican Republic markets both experienced currency devaluation when compared to the same periods last year.

Currency fluctuations had a $10.8 million, or 300 basis point (3.0%), negative impact on net merchandise sales in our Colombia segment for the twelve months ended August 31, 2021. These currency fluctuations contributed approximately 30 basis points (0.3%) of the total negative impact on total net merchandise sales for the current fiscal year period.

Net Merchandise Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2021 and 2020.

	Years Ended August 31,
	2021	2020
Foods & Sundries	50%	52%
Fresh Foods	29	29
Hardlines	12	11
Softlines	5	4
Other Business	4	4
	100%	100%

Comparison of 2021 to 2020

During fiscal year 2021, our Members have started purchasing more in our non-food categories of Hardlines and Softlines after their steep decline in the second half of 2020 due to the COVID-19 pandemic. The 200 basis points (2.0%) decline in the Foods & Sundries was distributed fairly equally with 100 basis points (1.0%) to both Hardlines and Softlines. All other categories were consistent with the prior year mix.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to our Liberia club in Costa Rica, which opened in June 2020 and our Usaquen club in Colombia, which opened in December 2020, will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 45 warehouse clubs for the fifty-two week period ended August 29, 2021.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the fifty-two week periods ended August 29, 2021 and August 30, 2020 compared, in each case, to the prior year.

	Fifty-Two Weeks Ended
	August 29, 2021	August 30, 2020
	% Increase in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	8.8%	(3.2)%
Caribbean	1.4	3.8
Colombia	2.4	(6.4)
Consolidated comparable net merchandise sales	5.8%	(1.5)%

Comparison of Fifty-Two Week Periods Ended August 29, 2021 and August 30, 2020

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the fifty-two week period ended August 29, 2021 increased 5.8%.

Comparable net merchandise sales in our Central America segment increased 8.8% for the fifty-two week period ended August 29, 2021. This increase contributed approximately 510 basis points (5.1%) of the increase in total comparable merchandise sales.

For the fifty-two weeks ended August 29, 2021, strong performance in the relatively smaller markets of Guatemala, Nicaragua, Honduras, and El Salvador, along with our second largest market, Panama, contributed approximately 540 basis points (5.4%) of positive impact on the segment’s comparable net merchandise sales. This increase was offset by a 30 basis point (0.3%) negative impact on the segment’s comparable net merchandise sales from our largest market, Costa Rica. During the year, Costa Rica experienced foreign currency exchange headwinds, with the Costa Rica Colón devaluing versus the comparable prior year period.

Comparable net merchandise sales in our Caribbean segment increased 1.4% for the fifty-two week period ended August 29, 2021. This increase contributed approximately 40 basis points (0.4%) of positive impact in total comparable merchandise sales.

Our Dominican Republic market continued its strong performance in the fifty-two week period, despite having a foreign currency exchange devaluation with 15.5% comparable sales growth, respectively. This strong performance was offset by our Trinidad market, which declined in comparable net merchandise sales by 10.9% for the fifty-two week period. Trinidad sales were adversely affected during most of the fiscal year because we limited merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation and the COVID-19 restrictions. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad illiquidity situation.

Comparable net merchandise sales in our Colombia segment increased 2.4% for the fifty-two week period ended August 29, 2021. This increase contributed approximately 30 basis points (0.3%) of the increase in total comparable merchandise sales. The year-to-date increase is primarily due to year-over-year improvements in sales growth due to the comparably improved COVID-19 situation. Comparable net merchandise sales were also negatively impacted by sales transfers from existing clubs to our recent club that opened in December 2020.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and as a percentage of comparable merchandise sales for the fifty-two week period ended August 29, 2021.

	Fifty-Two Weeks Ended
	August 29, 2021
	Amount	% change
Central America	$(36,463)	(2.0)%
Caribbean	(26,834)	(2.7)
Colombia	(10,782)	(3.0)
Consolidated comparable net merchandise sales	$(74,079)	(2.3)%

Overall, the mix of currency fluctuations within our markets had an approximate $74.1 million, or 230 basis point (2.3%), negative impact on comparable net merchandise for the fifty-two week period ended August 29, 2021.

Currency fluctuations within our Central America segment accounted for approximately 110 basis points (1.1%) of the negative impact on total comparable merchandise sales for the fifty-two week period ended August 29, 2021. This is primarily the result of significant devaluation in the Costa Rica Colón against the U.S. dollar during the current periods compared to the same periods a year ago.

Currency fluctuations within our Caribbean segment accounted for approximately 90 basis points (0.9%) of negative impact on total comparable merchandise for the fifty-two week period ended August 29, 2021. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Colombia segment accounted for approximately 30 basis points (0.3%) of negative impact on total comparable merchandise sales for the fifty-two week period ended August 29, 2021. This reflects the devaluation of the Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31,				August 31,
	2021				2020
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$33,149	$324	1.0%	1.6%	$32,825
Membership income - Caribbean	15,398	584	3.9	1.6	14,814
Membership income - Colombia	7,483	621	9.0	1.8	6,862
Membership income - Total	$56,030	$1,529	2.8%	1.6%	$54,501

Number of accounts - Central America	904,577	75,619	9.1%		828,958
Number of accounts - Caribbean	429,749	3,366	0.8		426,383
Number of accounts - Colombia	336,109	33,130	10.9		302,979
Number of accounts - Total	1,670,435	112,115	7.2%		1,558,320

Comparison of 2021 to 2020

The number of Member accounts at the end of fiscal 2021 was 7.2% higher than the prior year period, and it has surpassed our pre-COVID peak at the end of the second quarter of fiscal 2020 of 1,655,875 accounts. Membership income increased 2.8% compared to the comparable prior-year period.

Membership income increased across all operating segments in the twelve months ended August 31, 2021. The consolidated increase in membership income is due to an increasing membership base since the start of fiscal year 2021. Since August 31, 2020, all segments have increased their membership base. Colombia had the largest increase in membership base in fiscal year 2021 due to the opening of its eighth club in December 2020 with 10.9% growth, followed by Central America with a 9.1% increase and the Caribbean with a 0.8% increase.

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

Our trailing twelve-month renewal rate was 89.6% and 80.5% for the periods ended August 31, 2021 and August 31, 2020, respectively. With our twelve-month renewal rate at 89.6%, this has increased 200 basis points (2.0%) since the end of the third quarter and is well above our renewal rate immediately preceding the COVID-19 pandemic, which we believe is a key indicator of membership satisfaction and loyalty and demonstrates that our Members recognize the value we bring. Although we continue to see reductions in in-club traffic resulting from the COVID-19 pandemic, we have seen increased sign-ups and renewals completed online with the launch of a new online catalog and our Click & Go™ services. Approximately 16% and 6% of our membership sign-ups were completed using our online platform for the twelve month period ended August 31, 2021 and August 31, 2020, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships, as well as improving our digital connection with our Members.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from our marketplace and casillero operations, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2021			August 31, 2020
	Amount	Increase/(Decrease) from prior year	% Change	Amount
Non-merchandise revenue	$46,876	$8,605	22.5%	$38,271
Miscellaneous income	7,047	(499)	(6.6)	7,546
Rental income	2,956	222	8.1	2,734
Other revenue	$56,879	$8,328	17.2%	$48,551

Comparison of 2021 to 2020

The primary driver of the increase in other revenue for the period is higher package volume in our marketplace and casillero operations, which increased due to the COVID-19 pandemic and the resulting higher ecommerce activity. We sold our marketplace and casillero operations in October 2021. Refer to Part II. “Item 1. Business – General” for further discussion regarding the sale of our legacy casillero and marketplace operations.

Results of Operations

Results of Operations Consolidated

(Amounts in thousands, except percentages and number of warehouse clubs)

	Years Ended
Results of Operations Consolidated	August 31, 2021	August 31, 2020
Net merchandise sales
Net merchandise sales	$3,465,442	$3,191,762
Total gross margin	$552,953	$467,820
Total gross margin percentage	16.0%	14.7%

Revenues
Total revenues	$3,619,871	$3,329,188
Percentage change from prior period	8.7%	3.3%

Comparable merchandise sales
Total comparable merchandise sales increase (decrease)	5.8%	(1.5)%

Total revenue margin
Total revenue margin	$644,533	$554,410
Total revenue margin percentage	17.8%	16.7%

Selling, general and administrative
Selling, general and administrative	$486,513	$431,942
Selling, general and administrative percentage of total revenues	13.4%	13.0%

	Years Ended
Results of Operations Consolidated	August 31, 2021	% of Total Revenue	August 31, 2020	% of Total Revenue
Operating income- by segment
Central America	$151,933	4.2%	$125,351	3.8%
Caribbean	74,769	2.1	57,217	1.7
Colombia	21,932	0.6	18,071	0.5
United States	12,687	0.4	3,873	0.1
Reconciling items (1)	(103,301)	(2.9)	(82,044)	(2.5)
Operating income - Total	$158,020	4.4%	$122,468	3.7%

Warehouse clubs
Warehouse clubs at period end	47		46
Warehouse club sales square feet at period end	2,336		2,270

(1)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Years Ended
	August 31, 2021	% of Total Revenue	August 31, 2020	% of Total Revenue
Selling, general and administrative detail:
Warehouse club and other operations	$359,221	9.9%	$323,178	9.7%
General and administrative	125,416	3.5	106,776	3.2
Pre-opening expenses	849	0.0	1,545	0.1
Loss on disposal of assets	1,027	0.0	443	0.0
Total Selling, general and administrative	$486,513	13.4%	$431,942	13.0%

Comparison of 2021 to 2020

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the twelve months ended August 31, 2021 was 16.0%, 130 basis points (1.3%) higher than the comparable prior year period. Approximately 80 basis points (0.8%) of this increase is due to certain pricing actions we took to offset foreign currency exchange costs and COVID-related operating costs. In particular, we substantially increased the liquidity premium we factor into our sales prices in Trinidad on our imported merchandise, as we continue to experience a shortage of available U.S. dollars for exchange in that market. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for additional discussion. Of the remaining approximately 50 basis points (0.5%), 40 basis points (0.4%) of this improvement is primarily attributable to returning margin to prior levels on our non-food inventory and of our other business categories such as food services, tire center, and optical, which saw decreased demand and/or sales restrictions due to COVID-19 in the prior-year period. The remaining 10 basis points (0.1%) is the result of more focused merchandising strategies and inventory management that primarily resulted from fewer markdowns and spoilage.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin increased 110 basis points (1.1%) for the twelve months ended August 31, 2021 compared to the prior-year period, which is primarily the result of the higher total gross margins of 130 basis points (1.3%). This increase was offset by 10 basis points (0.1%) from lower revenue margins from our casillero and marketplace business in the current year compared to the prior year and 10 basis points (0.1%) from lower Revenue and other income compared the prior year.

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $54.6 million to 13.4% of total revenue for fiscal year 2021 compared to 13.0% of total revenues for fiscal year 2020.

Warehouse club and other operations expenses increased to 9.9% of total revenues for fiscal year 2021 compared to 9.7% for fiscal year 2020, primarily due to the opening of new clubs in Colombia, Costa Rica, and Guatemala that had not reached sales maturity as of August 31, 2021. Honduras experienced currency appreciation during fiscal year 2021 which led to a slight deleveraging of expenses.

General and administrative expenses increased to 3.5% of total revenues for the current year compared to 3.2% for the prior fiscal year. The 30 basis point (0.3%) increase is primarily due to our continued investments to support our technology development, talent acquisition, and employee development. Given our strategic initiatives, we anticipate that we will continue to make investments at comparable levels (as a percentage of revenue) to further our omni-channel and technology initiatives.

Operating income in fiscal year 2021 increased to $158.0 million (4.4% of total revenue) compared to $122.5 million (3.7% of total revenue) for the same period last year. This reflects the increase in total revenue margin dollars primarily from net merchandise sales of 110 basis points (1.1%), partially offset by a 40 basis point (0.4%) decrease due to deleveraging of selling, general and administrative expenses over the comparable prior-year period.

Interest Expense

	Years Ended
	August 31,		August 31,
	2021		2020
	Amount	Change	Amount
Interest expense on loans	$5,836	$(1,563)	$7,399
Interest expense related to hedging activity	3,655	1,239	2,416
Less: Capitalized interest	(2,281)	(91)	(2,190)
Net interest expense	$7,210	$(415)	$7,625

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Comparison of 2021 to 2020

Net interest expense decreased for the twelve-month period ended August 31, 2021, primarily due to lower short-term borrowings compared to the comparable prior year period. We drew down on short-term lines of credit in the third quarter of fiscal year 2020 as a part of our efforts to secure adequate cash to cover contingencies arising from COVID-19 related risks. We repaid all of these borrowings by the end of the third quarter in fiscal year 2021. These savings were offset by new loans for our capital projects in Guatemala and U.S. dollar working capital needs in Trinidad. The increase in interest expense related to more hedging activity is primarily the result of a full year of interest recorded on our Colombia swaps entered into in the prior year.

Other Expense, net

Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and the receipt of a one-time indemnification payment from a business combination escrow account.

	Years Ended
	August 31,		August 31,
	2021		2020
	Amount	Increase from prior year	Amount
Other expense, net	$(5,603)	$(4,769)	$(834)

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

Comparison of 2021 to 2020

For the twelve-months ended August 31, 2021 the primary driver of Other expense, net included losses of $5.4 million associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar and from exchange transactions.

The primary impacts during the twelve-month period were higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars, before converting them to U.S. dollars. This was partially offset by an appreciation of the Honduran Lempira, which resulted in a gain from our net U.S. dollar liability position in that market.

Provision for Income Taxes

The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31,		August 31,
	2021		2020
	Amount	Increase from prior year	Amount
Current tax expense	$52,822	$11,654	$41,168
Net deferred tax benefit	(3,853)	(449)	(3,404)
Provision for income taxes	$48,969	$11,205	$37,764
Effective tax rate	33.3%		32.5%

Comparison of 2021 to 2020

For fiscal 2021, the effective tax rate was 33.3% compared to 32.5% for fiscal year 2020.  The increase in the effective rate versus the prior year was primarily attributable to the following factors:

1.The comparably favorable impact of 2.5% due to a greater portion of income falling into lower tax jurisdictions;

2.The comparably unfavorable impact of 1.8% resulting from the nonrecurrence of changes from prior periods in income tax liabilities from uncertain tax position for which the applicable statutes of limitations had expired;

3.The comparably unfavorable impact of 0.4% resulting from the effect of changes in foreign currency exchange rates related to the remeasurement of our monetary assets and liabilities; and

4.The comparably unfavorable impact of 0.4% resulting from valuation allowances we were required to take with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable.

Other Comprehensive Loss

Other comprehensive loss for fiscal years 2021 and 2020 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Other Comprehensive Loss
	Years Ended
	August 31,			August 31,
	2021			2020
	Amount	Change From Prior Year	% Change	Amount
Other comprehensive loss	$(5,688)	$26,793	82.5%	$(32,481)

Comparison of 2021 to 2020

Our other comprehensive loss of approximately $5.7 million for fiscal 2021 resulted primarily from the comprehensive loss of approximately $7.8 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. During fiscal 2021, the largest translation adjustments were related to the devaluation of the local currencies against the U.S. dollar for our Colombia, Costa Rica and Jamaica subsidiaries, partially offset by the translation adjustment for the appreciation of the local currency against the U.S. dollar of our Dominican Republic subsidiary. These losses were offset by approximately $2.3 million related to unrealized gains on changes in our derivative obligations.

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

	August 31,	August 31,
	2021	2020
Amounts held by foreign subsidiaries	$160,808	$203,598
Amounts held domestically	54,671	100,173
Total cash and cash equivalents, including restricted cash	$215,479	$303,771

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	August 31,	August 31,
	2021	2020
Amounts held by foreign subsidiaries	$50,233	$46,509
Amounts held domestically	—	—
Total short-term investments	$50,233	$46,509

As of August 31, 2021 and August 31, 2020, certificates of deposits with a maturity of over a year held by our foreign subsidiaries and domestically were $1.5 million in both periods.

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

The following table summarizes our significant sources and uses of cash and cash equivalents:

	Years Ended
	August 31,	August 31,
	2021	2020	Change
Net cash provided by operating activities	$127,166	$259,268	$(132,102)
Net cash used in investing activities	(116,721)	(131,212)	14,491
Net cash provided by (used in) financing activities	(95,137)	75,563	(170,700)
Effect of exchange rates	(3,600)	(6,084)	2,484
Net increase (decrease) in cash and cash equivalents	$(88,292)	$197,535	$(285,827)

Net cash provided by operating activities totaled $127.2 million and $259.3 million for the twelve months ended August 31, 2021 and 2020, respectively. The decrease in net cash provided by operating activities was primarily due to the increase in our inventory position and the higher net settlement of accounts payable versus the comparable prior year period, which was partially offset by a significant increase in net income for the year ended August 31, 2021 over the prior-year period.

Inventory was $389.7 million as of August 31, 2021, compared with $309.5 million at August 31, 2020. The increase over the balances as of August 31, 2020 reflects our efforts to bring our inventory levels in-line with our sales trends. In addition, the lower balance as of August 31, 2020 reflected the rapid sell-through of merchandise as Members stockpiled items in anticipation of the impacts of the COVID-19 pandemic in the third and fourth fiscal quarter of 2020 and the reduction of certain non-food categories to align with initial consumer preferences at the start of the COVID-19 pandemic. We have made strategic investments in inventory to avoid future out-of-stocks on high volume items that have been impacted from container, commodity, and electronic part shortages. Lastly, we have one additional club in the current year. Accounts payable was $388.8 million as of August 31, 2021, compared with $373.2 million at August 31, 2020. The increase from the balances as of August 31, 2020 is largely the result of a return to our normal inventory levels compared to the prior year, operating one additional club in the current year, and the expiration of temporary extensions of vendor terms negotiated as part of our response to the COVID-19 pandemic in fiscal 2020. However, although not quite to the same extent, we have been able to permanently extend some of our vendor payment terms.

Net cash used in investing activities totaled $116.7 million and $131.2 million, respectively, for the years ended August 31, 2021 and August 31, 2020. The decrease is primarily the result of an increase in the net proceeds of short-term and long-term certificate of deposit purchases and settlements, partially offset by an increase in construction expenditures compared to the same period a year-ago. The increase in net proceeds from certificates of deposit is primarily a result of improved sources versus uses of U.S. dollars in Trinidad during our prior fiscal year, reducing our need to invest Trinidad dollars. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market.

Net cash used in financing activities totaled $95.1 million and net cash provided by financing activities was $75.6 million for the years ended August 31, 2021 and August 31, 2020, respectively. We use cash flows provided by financing activities primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $170.7 million shift from cash provided by to cash used in financing activities is primarily the result of a net decrease of proceeds from long-term borrowings and a net decrease in short-term borrowings compared to the same twelve-month period a year-ago. In the prior year period, we executed long-term loans primarily to finance land purchases and construction of several of our warehouse clubs and increased our short-term borrowings as part of our cash management strategy in the early stages of the COVID-19 pandemic. In the current year, our long-term borrowings were made to increase our ability to borrow U.S. dollars in exchange for payments in Trinidad dollars and to provide additional sources of tradeable currencies to support our working capital needs of that subsidiary. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market.

The following table summarizes the dividends declared and paid during fiscal years 2021, 2020 and 2019 (amounts are per share).

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35

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

Repurchase of Equity Securities and Reissuance of Treasury Shares

At the vesting dates for restricted stock awards to our employees, we repurchase a portion of the shares that have vested at the prior day's closing price per share, with the funds used to pay the employees' statutory tax withholding requirements related to the vesting of restricted stock awards. We do not have a stock repurchase program.

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our consolidated balance sheets. We may reissue these treasury shares.

The following table summarizes the shares repurchased during fiscal years 2021, 2020 and 2019:

	Years Ended
	August 31,	August 31,	August 31,
	2021	2020	2019
Shares repurchased	62,282	56,503	75,462
Cost of repurchase of shares (in thousands)	$5,542	$3,651	$4,604

We reissued 96,400 treasury shares as part of our stock-based compensation programs during fiscal 2021, 234,400 treasury shares during fiscal 2020 and 63,000 treasury shares during fiscal 2019.

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

As of August 31, 2021, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, for the twelve-month period ended August 31, 2021 and August 31, 2020, we have recorded valuation allowances of $11.4 million and $8.5 million against our foreign tax credits, respectively.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2021.

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

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $9.7 million and $7.0 million as of August 31, 2021 and August 31, 2020, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.3 million and $2.8 million as of August 31, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during fiscal 2021 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of our goodwill. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $45.1 million of certain acquired goodwill, the fair value was greater than the carrying value; any deterioration in the fair value may result in an impairment charge.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2021.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2022	2023	2024	2025	2026	Thereafter	Total
Long-Term Debt:
Long-term debt with fixed interest rate	$3,029	$3,493	$3,793	$3,792	$9,293	$8,601	$32,001	(1)
Weighted-average interest rate	6.30%	5.80%	6.00%	6.00%	6.00%	7.00%	6.10%
Long-term debt with variable interest rate	$16,366	$23,934	$7,471	$21,938	$1,551	$26,244	$97,504
Weighted-average interest rate	5.90%	5.90%	5.40%	5.50%	3.70%	3.70%	5.40%
Total long-term debt	$19,395	$27,427	$11,264	$25,730	$10,844	$34,845	$129,505	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$2,775	$9,900	$1,275	$1,275	$1,275	$26,244	$42,744	(2)
Weighted-average pay rate	4.91%	5.69%	3.65%	3.65%	3.65%	3.65%	4.20%
Weighted-average receive rate	2.52%	2.96%	1.78%	1.78%	1.78%	1.78%	2.10%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$4,679	$10,754	$3,329	$19,769	$—	—	$38,531	(2)
Weighted-average pay rate	8.44%	9.18%	7.92%	7.92%	—%	—%	8.33%
Weighted-average receive rate	2.73%	2.95%	2.57%	2.57%	—%	—%	2.70%

(1)The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps by using the derivative obligation as of August 31, 2021 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

(2)The derivative obligations of the interest rate swaps and cross-currency interest rate swaps are included in the Total long-term debt section of this table.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2021, we had a total of 47 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 37 of which operate under currencies other than the U.S. dollar. Approximately 48% of our net merchandise sales are comprised of products we purchased in U.S. dollars and were sold in countries whose currencies were other than the U.S. dollar. Approximately 78% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

Foreign currencies in most of the countries where we operate have historically devalued against the U.S. dollar and are expected to continue to devalue. The following tables summarize by country, for those countries with functional currencies other than the U.S. dollar, the weakening of the countries' currency against the U.S. dollar (devaluation) or the strengthening of their currencies (revaluation):

	% Change
	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
Country	2021	2020
Colombia	(1.24)%	(9.72)%
Costa Rica	(4.63)	(4.27)
Dominican Republic	2.51	(13.96)
Guatemala	—	(0.64)
Honduras	2.51	0.24
Jamaica	(2.12)	(8.46)
Nicaragua	(2.25)	(3.33)
Trinidad	(0.45)%	0.06%

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

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2021 was $35.6 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2021, the impact to the consolidated statements of income of revaluing this liability was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of August 31, 2021 (in thousands) including the new lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Losses based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(2,070)	$(107)	$1,831	$(346)
10%	$(4,140)	$(215)	$3,663	$(692)
20%	$(8,280)	$(429)	$7,326	$(1,383)

(1)Amounts are before consideration of income taxes.

Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2021 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net”.

Examples of countries where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Trinidad, Nicaragua, and Jamaica subsidiaries with balances of $26.6 million, $22.4 million and $19.6 million, respectively as of August 31, 2021. Examples of countries where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Honduras, Dominican Republic, and Guatemala subsidiaries with balances of $27.8 million, $22.7 million, and $19.8 million respectively as of August 31, 2021.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive loss for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2021:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$2,858	$(2,712)	$4,862	$27,380
10%	$5,716	$(5,424)	$9,724	$54,759
20%	$11,432	$(10,847)	$19,448	$109,519

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.8 million at August 31, 2021 and approximately $44,000 at August 31, 2020. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2021 would have resulted in a further increase in the value of the swaps of approximately $2.3 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2021 would have resulted in a net decrease in the value of the swaps of approximately of $2.8 million.

From time to time, we use non-deliverable forward foreign exchange contracts primarily to address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. The net increase or decrease in the fair value of these derivative instruments would be economically offset by the gains or losses on the underlying transactions.

Occasionally, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products. Since fiscal 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies. We are working with our banks in Trinidad to source tradeable currencies. We expect the illiquid market conditions in Trinidad to continue. Refer to Part II. “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

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

As of August 31, 2021, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2021, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2021, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCOAB), the consolidated balance sheets of PriceSmart, Inc. as of August 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 21, 2021, expressed an unqualified opinion thereon.

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

October 21, 2021

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

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(18)	Second Amended and Restated Bylaws of the Company
4.1(8)	Specimen of Common Stock certificate.
4.2 (38)	Description of Registrant’s Securities.
10.1(11)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2001 Equity Participation Plan of PriceSmart, Inc.
10.2(23)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.3(14)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.
10.4(15)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.
10.5(20)	Promissory Note $7.5M Prismar de Costa Rica, S.A. dated August 28, 2015.
10.6(24)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.7(25)	Promissory Note between PriceSmart Clubs (TT) Limited and Citibank, N.A. dated March 31, 2017.
10.8(26)	Promissory Note between PriceSmart, Inc. and MUFG Union Bank, N.A. dated November 10, 2016.
10.9(9)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.10(9)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.11(3)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.12(2)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.13(19)**	Employment Agreement between the Company and William Naylon, dated as of September 1, 2015.
10.14(19)**	Employment Agreement between the Company and John Hildebrandt, dated September 1, 2015.
10.15(4)**	2001 Equity Participation Plan of PriceSmart, Inc.
10.16(19)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.
10.17(5)**	2002 Equity Participation Plan of PriceSmart, Inc.
10.18(15)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.19(12)**	2013 Equity Incentive Award Plan of PriceSmart, Inc., as amended and restated
10.20(12)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to July 16, 2019).
10.21(12)**

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards prior to July 16, 2019).

10.22(29)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to July 16, 2019).
10.23(34)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.24(34)**

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after July 16, 2019).

10.25(34)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.26(12)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.27(21)**	Employment Agreement between the Company and Frank R. Diaz dated November 1, 2015.
10.28(19)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.29(22)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.30(22)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.31 (26)**	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
10.32(27)	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated February 26, 2017.
10.33(29)**	Employment Agreement between the Company and Ana Luisa Bianchi dated August 1, 2018.
10.34 (32)***	Form of Indemnification Agreement.
10.35(31)**	Employment Agreement dated March 4, 2019 between Sherry S. Bahrambeygui and the Company.
10.36(35)**	Employment Agreement dated April 1, 2020 between Michael McCleary and the Company.
10.37(36)	Credit Agreement between PriceSmart Colombia S.A.S and Citibank, N.A. dated December 2, 2019.
10.38(36)	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. date November 25, 2019.
10.39(36)	Loan Agreement between PriceSmart Guatemala, Sociedad Anonima and Banco Industrial, Sociedad Anonima, dated November 20, 2019.
10.40(37)	Promissory Note between PriceSmart clubs (TT) Limited and Citibank, N.A. dated April 17, 2020.
10.41(39)**	Employment Agreement between the Company and Juan Ignacio Biehl dated March 15, 2018 (including amendments dated June 14, 2018, July 26, 2019, and September 1, 2020).
10.42*	Second Amended and Restated Loan Facility Agreement between PriceSmart Realty (TT) LTD and FirstCaribbean International Bank (Trinidad & Tobago) Limited, dated August 27, 2021.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
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

(12)Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.

(13)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.

(14)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.

(15)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.

(16)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 filed with the Commission on January 8, 2015.

(17)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 filed with the Commission on July 9, 2015.

(18)Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.

(19)Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.

(20)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the Commission on October 29, 2015.

(21)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.

(22)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.

(23)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.

(24)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.

(25)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 filed with the Commission on July 5, 2017.

(26)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the Commission on October 26, 2017.

(27)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 filed with the Commission on April 5, 2018.

(28)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 6, 2018.

(29)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Commission on October 25, 2018.

(30)Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on November 27, 2018.

(31)Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on March 7, 2019.

(32)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the Commission on October 29, 2019.

(33)Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 29, 2019.

(34)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed with the Commission on January 9, 2020.

(35)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 7, 2020.

(36)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed with the Commission on April 8, 2020.

(37)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 filed with the Commission on July 9, 2020.

(38)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Commission on October 30, 2020.

(39)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 filed with the Commission on January 7, 2021.

Item 16. Form 10-K Summary

None.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2019	$97	$270	$(223)	$144
Year ended August 31, 2020	$144	$155	$(152)	$147
Year ended August 31, 2021	$147	$93	$(146)	$94

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 21, 2021	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2021	By:	/s/ MICHAEL L. MCCLEARY
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

Signature	Title	Date

/s/ SHERRY S. BAHRAMBEYGUI	Chief Executive Officer and Director (Principal Executive Officer)	October 21, 2021
Sherry S. Bahrambeygui

/s/ MICHAEL L. MCCLEARY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 21, 2021
Michael L. McCleary

/s/ ROBERT E. PRICE	Chairman of the Board	October 21, 2021
Robert E. Price

/s/ LEON C. JANKS	Director	October 21, 2021
Leon C. Janks

/s/ MITCHELL G. LYNN	Director	October 21, 2021
Mitchell G. Lynn

/s/ EDGAR ZURCHER	Director	October 21, 2021
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 21, 2021
Gordon H. Hanson

/s/ DAVID R. SNYDER	Director	October 21, 2021
David R. Snyder

/s/ BEATRIZ V. INFANTE	Director	October 21, 2021
Beatriz V. Infante

/s/ JEFFREY R. FISHER	Director	October 21, 2021
Jeffrey R. Fisher

/s/ PATRICIA MÁRQUEZ	Director	October 21, 2021
Patricia Márquez

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. (the Company) as of August 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 21, 2021 expressed an unqualified opinion thereon.

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

As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar indirect taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s income tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2021, the Company had $6.0 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $30.4 million and $31.6 million, respectively.

Auditing the measurement of the Company’s income and VAT receivables and contingencies was challenging because the evaluation of the various tax positions can be complex, highly judgmental and based on international tax laws, interpretations and legal rulings, which can vary significantly between the countries in which the Company has operations.

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

San Diego, California

October 21, 2021

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$202,060	$299,481
Short-term restricted cash	3,647	185
Short-term investments	50,233	46,509
Receivables, net of allowance for doubtful accounts of $94 as of August 31, 2021 and $147 as of August 31, 2020, respectively	12,359	13,153
Merchandise inventories	389,711	309,509
Prepaid expenses and other current assets	39,194	30,165
Total current assets	697,204	699,002
Long-term restricted cash	9,772	4,105
Property and equipment, net	730,204	692,279
Operating lease right-of-use assets, net	123,655	119,533
Goodwill	45,095	45,206
Other intangibles, net	7,762	10,166
Deferred tax assets	24,225	21,672
Other non-current assets (includes $2,464 and $872 as of August 31, 2021 and August 31, 2020, respectively, for the fair value of derivative instruments)	57,329	54,260
Investment in unconsolidated affiliates	10,544	10,602
Total Assets	$1,705,790	$1,656,825
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$65,143
Accounts payable	388,791	373,172
Accrued salaries and benefits	41,896	32,946
Deferred income	26,898	23,525
Income taxes payable	8,310	7,727
Other accrued expenses and other current liabilities	39,736	37,731
Operating lease liabilities, current portion	8,526	8,594
Long-term debt, current portion	19,395	19,437
Total current liabilities	533,552	568,275
Deferred tax liability	1,568	1,713
Long-term income taxes payable, net of current portion	4,160	5,132
Long-term operating lease liabilities	129,256	124,181
Long-term debt, net of current portion	110,110	112,610
Other long-term liabilities (includes $3,010 and $4,685 for the fair value of derivative instruments and $7,380 and $6,155 for post-employment plans as of August 31, 2021 and August 31, 2020, respectively)	10,930	12,182
Total Liabilities	789,576	824,093

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,467,971 and 31,417,576 shares issued and 30,755,308 and 30,670,712 shares outstanding (net of treasury shares) as of August 31, 2021 and August 31, 2020, respectively	3	3
Additional paid-in capital	465,015	454,455
Accumulated other comprehensive loss	(182,508)	(176,820)
Retained earnings	658,919	582,487
Less: treasury stock at cost, 712,663 shares as of August 31, 2021 and 746,864 shares as of August 31, 2020	(26,084)	(28,406)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	915,345	831,719
Noncontrolling interest in consolidated subsidiaries	869	1,013
Total stockholders' equity	916,214	832,732
Total Liabilities and Equity	$1,705,790	$1,656,825

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2021	2020	2019
Revenues:
Net merchandise sales	$3,465,442	$3,191,762	$3,091,648
Export sales	41,520	34,374	30,981
Membership income	56,030	54,501	52,149
Other revenue and income	56,879	48,551	49,140
Total revenues	3,619,871	3,329,188	3,223,918
Operating expenses:
Cost of goods sold:
Net merchandise sales	2,912,489	2,723,942	2,648,665
Export sales	39,513	32,676	29,524
Non-merchandise	23,336	18,160	17,502
Selling, general and administrative:
Warehouse club and other operations	359,221	323,178	307,823
General and administrative	125,416	106,776	101,432
Pre-opening expenses	849	1,545	2,726
Loss on disposal of assets	1,027	443	1,079
Total operating expenses	3,461,851	3,206,720	3,108,751
Operating income	158,020	122,468	115,167
Other expense:
Interest income	1,979	2,031	1,489
Interest expense	(7,210)	(7,625)	(3,939)
Other expense, net	(5,603)	(834)	(1,607)
Total other expense	(10,834)	(6,428)	(4,057)
Income before provision for income taxes and loss of unconsolidated affiliates	147,186	116,040	111,110
Provision for income taxes	(48,969)	(37,764)	(37,560)
Loss of unconsolidated affiliates	(58)	(95)	(61)
Net income	98,159	78,181	73,489
Less: net income attributable to noncontrolling interest	(196)	(72)	(298)
Net income attributable to PriceSmart, Inc.	$97,963	$78,109	$73,191
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$3.18	$2.55	$2.40
Diluted	$3.18	$2.55	$2.40
Shares used in per share computations:
Basic	30,403	30,259	30,195
Diluted	30,403	30,259	30,195
Dividends per share	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2021	2020	2019
Net income	$98,159	$78,181	$73,489
Less: net income attributable to noncontrolling interest	(196)	(72)	(298)
Net income attributable to PriceSmart, Inc.	$97,963	$78,109	$73,191

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(7,837)	(29,413)	(19,717)
Defined benefit pension plan:
Net loss arising during period	(230)	(79)	(112)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	127	93	74
Total defined benefit pension plan	(103)	14	(38)
Derivative instruments: (2)
Unrealized losses on change in derivative obligations	(140)	(490)	(267)
Unrealized gains/(losses) on change in fair value of interest rate swaps	2,392	(5,313)	(3,102)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	2,721	1
Total derivative instruments	2,252	(3,082)	(3,368)
Other comprehensive loss	(5,688)	(32,481)	(23,123)
Comprehensive income	92,275	45,628	50,068
Less: comprehensive income attributable to noncontrolling interest	117	114	21
Comprehensive income attributable to PriceSmart, Inc. stockholders	$92,158	$45,514	$50,047

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

(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2018	31,373	$3	$444,368	$(121,216)	$473,954	912	$(39,107)	$758,002	$636	$758,638
Purchase of treasury stock	—	—	—	—	—	75	(4,604)	(4,604)	—	(4,604)
Issuance of treasury stock	(63)	—	(5,024)	—	—	(63)	5,024	—	—	—
Issuance of restricted stock award	178	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,512	—	—	—	—	15,512	—	15,512
Dividend paid to stockholders	—	—	—	—	(21,341)	—	—	(21,341)	(313)	(21,654)
Net income	—	—	—	—	73,191	—	—	73,191	298	73,489
Other comprehensive income (loss)	—	—	—	(23,123)	—	—	—	(23,123)	21	(23,102)
Other	—	—	(286)	—	—	—	—	(286)	286	—
Balance at August 31, 2019	31,461	$3	$454,570	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	$—	$—	$—	$—	57	$(3,651)	$(3,651)	$—	$(3,651)
Issuance of treasury stock	(234)	—	(13,932)	—	—	(234)	13,932	—	—	—
Issuance of restricted stock award	222	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,817	—	—	—	—	13,817	—	13,817
Dividend paid to stockholders	—	—	—	—	(21,426)	—	—	(21,426)	(101)	(21,527)
Net income	—	—	—	—	78,109	—	—	78,109	72	78,181
Other comprehensive income (loss)	—	—	—	(32,481)	—	—	—	(32,481)	114	(32,367)
Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	$—	$—	$—	$—	62	$(5,542)	$(5,542)	$—	$(5,542)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	154	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(8)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,424	—	—	—	—	18,424	—	18,424
Dividend paid to stockholders	—	—	—	—	(21,531)	—	—	(21,531)	(457)	(21,988)
Net income	—	—	—	—	97,963	—	—	97,963	196	98,159
Other comprehensive income (loss)	—	—	—	(5,688)	—	—	—	(5,688)	117	(5,571)
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2021	2020	2019
Operating Activities:
Net income	$98,159	$78,181	$73,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,983	61,225	54,958
Allowance for doubtful accounts	(53)	3	47
Loss on sale of property and equipment	1,027	443	1,079
Deferred income taxes	(3,853)	(3,405)	(4,401)
Equity in losses of unconsolidated affiliates	58	95	61
Stock-based compensation	18,424	13,817	15,061
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	13,097	(3,040)	14,961
Merchandise inventories	(80,202)	21,764	(10,248)
Accounts payable	15,526	90,185	25,325
Net cash provided by operating activities	127,166	259,268	170,332
Investing Activities:
Additions to property and equipment	(113,174)	(100,320)	(140,061)
Purchases of short-term investments	(69,460)	(49,629)	(15,244)
Proceeds from settlements of short-term investments	65,528	20,182	30,527
Purchases of long-term investments	(1,478)	(1,485)	—
Proceeds from settlements of long-term investments	1,478	—	—
Proceeds from disposal of property and equipment	385	40	74
Net cash used in investing activities	(116,721)	(131,212)	(124,704)
Financing Activities:
Proceeds from long-term bank borrowings	17,565	57,882	—
Repayment of long-term bank borrowings	(19,993)	(15,164)	(12,939)
Proceeds from short-term bank borrowings	—	271,014	18,403
Repayment of short-term bank borrowings	(64,983)	(212,919)	(10,863)
Cash dividend payments	(21,988)	(21,527)	(21,654)
Purchase of treasury stock for tax withholding on stock compensation	(5,542)	(3,651)	(4,604)
Other financing activities	(196)	(72)	(298)
Net cash provided by (used in) financing activities	(95,137)	75,563	(31,955)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,600)	(6,084)	(4,351)
Net increase (decrease) in cash, cash equivalents	(88,292)	197,535	9,322
Cash, cash equivalents and restricted cash at beginning of period	303,771	106,236	96,914
Cash, cash equivalents and restricted cash at end of period	$215,479	$303,771	$106,236

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$3,497	$10,563	$6,637
Cash paid during the period for:
Interest	$7,774	$6,877	$3,504
Income taxes	$58,571	$50,814	$48,312

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2021	2020	2019
Cash and cash equivalents	$202,060	$299,481	$102,653
Short-term restricted cash	3,647	185	54
Long-term restricted cash	9,772	4,105	3,529
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$215,479	$303,771	$106,236

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of August 31, 2021, the Company had 47 warehouse clubs in operation in 12 countries and one U.S. territory (eight in Costa Rica and Colombia; seven in Panama; five in the Dominican Republic, four in Trinidad and Guatemala; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company also plans to open new warehouse clubs in Guatemala City, Guatemala in late October 2021 and in Bucaramanga, Colombia in November 2021 and in Portmore, Jamaica in the spring of 2022. Once these three new clubs are open, the Company will operate 50 warehouse clubs.

PriceSmart continues to invest in technology to increase operational efficiencies that are expected to lead to greater value to the Member, to gain greater insights into the shopping preferences of our Members and to enhance the overall Member experience. Technology developments are driving omni-channel initiatives and capabilities, including online shopping and services. As of August 31, 2021, the Company offered the Click & Go™ curbside pickup and delivery service in all 13 of its markets. These services provide an alternative and convenient way for Members to shop, while reducing physical contact. The Company also has launched digital membership, which helps it gather higher quality data it can use to make better informed decisions in all areas of the business and facilitates a more seamless auto-renewal process, increasing predictability of membership income. We believe digital membership also provides more convenience to the Members with digital cards and online payment.

From March 2018 through September 2021, we operated a cross border package forwarding (casillero) and online marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean. PriceSmart acquired Aeropost in 2018 to leverage Aeropost’s technology and its management’s experience in developing software and systems for e-commerce and logistics to advance PriceSmart’s development of an omni-channel shopping experience for its Members. In October 2021, PriceSmart sold the legacy casillero and marketplace operations, which were not core to our main objectives. PriceSmart retained key Aeropost personnel and technology in the transaction, with which we believe we can continue to leverage and grow our omni-channel business. This technology and talent have helped us combine our brick and mortar operations with online capabilities, supported by a more sophisticated distribution system that provides us with the potential to expand our geography, reach more Members in more ways and continue to develop approaches to gain efficiencies, reduce costs and provide Members with great value.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of August 31, 2021 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that for its ownership interest in store-front joint ventures within its marketplace and casillero business, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Therefore, the Company has determined that it is the primary beneficiary of these VIEs and has consolidated these entities within its consolidated financial statements. The Company's ownership interest in store-front joint ventures for which the Company has consolidated their financial statements as of August 31, 2021 are listed below:

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31,	August 31,
	2021	2020
Short-term restricted cash	$3,647	$185
Long-term restricted cash	9,772	4,105
Total restricted cash (1)	$13,419	$4,290

(1)Restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $8.6 million with a few of its lenders as compensating balances for several U.S. dollar denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $52.9 million as of August 31, 2021 and $55.4 million as of August 31, 2020. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company's intangible assets consist of the Aeropost trade name and developed technology, which are amortized on a straight-line basis over a period of 25 and 5 years, respectively. Amortization expense is included in general and administrative expenses on the accompanying consolidated statements of income.

The changes in the carrying amount of goodwill for the year ended August 31, 2021 are as follows (in thousands):

Amount
Goodwill at August 31, 2020	$45,206
Foreign currency exchange rate changes	(111)
Goodwill at August 31, 2021	$45,095

Amount
Other intangibles at August 31, 2020	$10,166
Amortization	(2,404)
Net other intangibles at August 31, 2021	$7,762

Total goodwill and other intangibles, net at August 31, 2021	$52,857

The table below shows our estimated amortization of intangibles for fiscal years 2022 through 2026 and thereafter (in thousands):

Twelve Months Ended August 31,	Amount
2022	$2,404
2023	1,373
2024	205
2025	204
2026	204
Thereafter	3,372
Total	$7,762

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $9.7 million and $7.0 million as of August 31, 2021 and August 31, 2020, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.3 million and $2.8 million as of August 31, 2021 and August 31, 2020, respectively, in these countries.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2021	2020
Prepaid expenses and other current assets	$3,173	$1,749
Other non-current assets	28,437	25,851
Total amount of VAT receivables reported	$31,610	$27,600

The following table summarizes the income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2021	2020
Prepaid expenses and other current assets	$11,491	$10,944
Other non-current assets	18,872	20,116
Total amount of income tax receivables reported	$30,363	$31,060

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance metric is achieved. At the time the Compensation Committee confirms the performance metric has been achieved, the corresponding dividend equivalents are paid on the PSUs.

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2021, the Company reissued approximately 96,400 treasury shares.

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

Long-term restricted cash: Long-term restricted cash primarily consists of certificates of deposit with maturity dates of over a year, which are held as collateral against our long-term debt. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit within the normal operating cycle of the Company.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2021 and August 31, 2020 is as follows (in thousands):

	August 31, 2021		August 31, 2020
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value
Long-term debt, including current portion	$129,505	$119,646	$132,047	$124,085

(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2021 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2021 and August 31, 2020.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the years ended August 31, 2021, 2020 and 2019:

	Years Ended August 31,
	2021	2020	2019
Effect on other comprehensive loss due to foreign currency restatement	$(7,837)	$(29,413)	$(19,717)

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

	Years Ended August 31,
	2021	2020	2019
Currency loss	$(5,395)	$(1,370)	$(1,476)

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

Recent Accounting Pronouncements – Not Yet Adopted

FASB ASC 740 ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt ASU No. 2019-12 on September 1, 2021, the first day of the first quarter of fiscal year 2022. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, the amendments in this ASU require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted ASU No. 2018-15 on a prospective basis on September 1, 2020, the first day of the first quarter of of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 820 ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. ASU No. 2018-13 adds new disclosure requirements for Level 3 measurements. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2018-13 on a prospective basis on September 1, 2020, the first day of the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 350 ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, entities should now calculate any goodwill impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge to the goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on a prospective basis on September 1, 2020, the first day of the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 326 ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the FASB’s guidance on the impairment of financial instruments. In April 2019, the FASB issued ASU No. 2019 -04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to clarify and address certain items related to the amendments in ASU 2016-13. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the amendments on a prospective basis on September 1, 2020, the first day of the first quarter of fiscal year 2021. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the twelve month period ended August 31, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 31, 2021 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

The Company uses the five-step model to recognize revenue according to Accounting Standards Codification (ASC) Topic 606, “Revenue Recognition from Contracts with Customers.” The five steps are:

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

Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club Members, which are recognized ratably over the 12-month term of the membership. Our membership policy allows for Members to cancel their membership in the first 60 days and receive a full refund. After the 60 day period, membership refunds are prorated over the remaining term of the membership. The Company has significant experience with membership refund patterns and expects membership refunds will not be material. Therefore, no refund reserve was required for the periods presented. Membership fee revenue is included in membership income in the Company's consolidated statements of income. The deferred membership fee is included in deferred income in the Company's consolidated balance sheets.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its thirteen countries. The annual fee for a Platinum Membership is approximately $75. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced net merchandise sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

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

Gift Cards. Members’ purchases of gift cards to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses and other current liabilities in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration. However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift cards; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift card. The Company periodically reviews unredeemed outstanding gift cards, and the gift cards that have expired are recognized as “Other revenue and income” on the consolidated statements of income.

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

	Contract Liabilities
	August 31, 2021	August 31, 2020
Deferred membership income	$25,951	$23,051
Other contract performance liabilities	$7,871	$5,190

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2021	August 31, 2020	August 31, 2019
Foods & Sundries	$1,736,509	$1,656,682	$1,563,162
Fresh Foods	1,003,694	912,325	847,496
Hardlines	409,644	345,051	358,276
Softlines	175,505	147,085	167,149
Other Business	140,090	130,619	155,565
Net Merchandise Sales	$3,465,442	$3,191,762	$3,091,648

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of certain components of building improvements and buildings from 10 to 40 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably certain that the renewal option in the underlying lease will be exercised because an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property.

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2021	2020
Land	$216,703	$215,433
Building and improvements	533,802	498,964
Fixtures and equipment	315,391	287,073
Construction in progress	68,835	44,362
Total property and equipment, historical cost	1,134,731	1,045,832
Less: accumulated depreciation	(404,527)	(353,553)
Property and equipment, net	$730,204	$692,279

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2021	2020	2019
Depreciation expense, Property and equipment	$62,579	$58,815	$52,554
Amortization expense, Intangible assets	2,404	2,410	2,404
Total depreciation and amortization expense	$64,983	$61,225	$54,958

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

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2021	2020
Total interest capitalized	$13,175	$11,994

Total interest capitalized (in thousands):

	Years Ended August 31,
	2021	2020	2019
Interest capitalized	$2,282	$2,190	$2,116

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of asset disposal activity for fiscal years 2021, 2020 and 2019 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Receivables and Proceeds from Disposal	Loss recognized
Fiscal Year 2021	$10,946	$9,534	$385	$(1,027)
Fiscal Year 2020	$5,115	$4,640	$32	$(443)
Fiscal Year 2019	$10,740	$9,587	$74	$(1,079)

The Company also recorded within accounts payable, other accrued expenses, and other long-term liabilities approximately $1.2 million, $2.3 million and $0, respectively, as of August 31, 2021 and $2.2 million, $7.3 million and $1.0 million, respectively, as of August 31, 2020 of liabilities related to the acquisition and/or construction of property and equipment.

NOTE 5 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs” and performance stock units (“PSUs”) issued pursuant to the 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance metric is achieved. At the time the Compensation Committee confirms the performance metric has been achieved, the corresponding dividend equivalents are paid on the PSUs. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Years Ended August 31,
	2021	2020	2019
Net income attributable to PriceSmart, Inc.	$97,963	$78,109	$73,191
Less: Allocation of income to unvested stockholders	(1,282)	(842)	(721)
Net income attributable to PriceSmart, Inc. per share available for distribution	$96,681	$77,267	$72,470
Basic weighted average shares outstanding	30,403	30,259	30,195
Diluted average shares outstanding	30,403	30,259	30,195
Basic net income per share	$3.18	$2.55	$2.40
Diluted net income per share	$3.18	$2.55	$2.40

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2021, 2020 and 2019:

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35
1/30/2019	$0.70	2/15/2019	2/28/2019	$0.35	8/15/2019	8/30/2019	$0.35

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive loss, net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, August 31, 2018	$(121,216)	$(1)	$(121,217)
Foreign currency translation adjustments	(19,717)	21	(19,696)
Defined benefit pension plans (1)	(112)	—	(112)
Derivative Instruments (2)	(3,369)	—	(3,369)
Amounts reclassified from accumulated other comprehensive loss	75	—	75
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(29,413)	114	(29,299)
Defined benefit pension plans (1)	(79)	—	(79)
Derivative Instruments (2)	(5,803)	—	(5,803)
Amounts reclassified from accumulated other comprehensive loss	2,814	—	2,814
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(7,837)	117	(7,720)
Defined benefit pension plans (1)	(230)	—	(230)
Derivative Instruments (2)	2,252	—	2,252
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)

(1)Amounts reclassified from accumulated other comprehensive loss related to the minimum pension liability are included in warehouse club and other operations in the Company's Consolidated Statements of Income.

(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries that cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2021	2020
Retained earnings not available for distribution	$8,022	$7,375

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes incremental nondiscretionary contributions to the 401(k) plan to the employees who defer up to 2% of their salary. Employer contributions to the 401(k) plan for the Company's U.S. employees were $2.6 million, $2.2 million and $2.1 million during fiscal years 2021, 2020 and 2019, respectively.

PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $3.0 million, $3.1 million and $3.0 million during fiscal years 2021, 2020, and 2019, respectively.

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

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2021 and 2020 and consolidated statements of income for the fiscal years ended August 31, 2021, 2020 and 2019 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2021	2020	2021	2020		2021	2020	2019
Start of period	$(1,805)	$(1,579)	$747	$772		$—	$—	$—
Service cost	(184)	(95)	—	—		229	177	187
Interest cost	(104)	(101)	—	—		104	101	80
Prior service cost (amortization)	—	—	(55)	(55)		55	55	55
Actuarial gains/(losses)	(205)	(30)	205	30		72	38	19
Totals	$(2,298)	$(1,805)	$897	$747	(1)	$460	$371	$341

(1)The Company has recorded a deferred tax asset of $282,000 and $236,000 as of August 31, 2021 and 2020, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $(615,000) and $(512,000) as of August 31, 2021 and 2020, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2021	2020
Discount rate	3.5% to 7.5%	3.5% to 10.7%
Future salary escalation	3.0% to 4.0%	3.0% to 4.1%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	8.3% to 15.0%	11.1% to 15.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 6.6%	0.5% to 4.9%

For the fiscal year ending August 31, 2022, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive loss (in thousands):

Prior service cost	$55
Actuarial gain/loss	118
$173

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

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2019
Other Post Employment Plans	$544	$438	$4,352	$3,813	$3,909	$3,688	$1,447	$1,250	$1,259

(1)With some locations, local statutes require the applicable Company subsidiary to deposit cash in its own name with designated fund managers. The funds earn interest, which the Company recognizes as interest income.

NOTE 8 – STOCK BASED COMPENSATION

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PSUs”). Refer “Note 2 - Summary of Significant Accounting Policies.”

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to 1.1 million shares of common stock plus the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The 2013 plan was amended in fiscal year 2021 to increase the number of shares of Common Stock available for the grant of awards by 500,000 shares. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 2,031,818 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Shares available to grant
	Shares authorized for issuance as of August 31, 2021	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2021	2020
2013 Plan	1,562,832	705,924	297,366

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2021, 2020 and 2019 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2021	2020	2019
Restricted stock awards	$11,010	$8,747	$11,477
Restricted stock units	3,939	3,011	2,820
Performance-based restricted stock units	3,475	2,059	764
Stock-based compensation expense	$18,424	$13,817	$15,061

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2021	2020	2019
Remaining unrecognized compensation cost (in thousands)	$16,349	$21,720	$21,116
Weighted average period of time over which this cost will be recognized (years)	2	2	3

	Years Ended
	August 31,	August 31,	August 31,
	2021	2020	2019
Excess tax deficiency on stock-based compensation (in thousands)	$(778)	$(936)	$(1,829)

The restricted stock awards and units generally vest over a three-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards, restricted stock units, and performance-based restricted stock units activity for the twelve-months ended August 31, 2021, 2020 and 2019 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2021	2020	2019
Grants outstanding at beginning of period	415,869	362,826	385,417
Granted	166,160	266,759	193,489
Forfeited	(12,436)	(43,198)	(16,127)
Vested	(193,971)	(170,518)	(199,953)
Grants outstanding at end of period	375,622	415,869	362,826

The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2021, 2020 and 2019:

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2021	2020	2019
RSAs, RSUs, and PSUs granted	$79.02	$64.57	$65.11
RSAs, RSUs, and PSUs vested	$70.03	$72.82	$79.28
RSAs, RSUs, and PSUs forfeited	$70.56	$76.81	$75.02

The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2021	2020	2019
Total fair market value of RSAs, RSUs, and PSUs vested (in thousands)	$17,478	$10,914	$12,302

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

The following table summarizes the shares repurchased during fiscal years 2021, 2020 and 2019:

	Years Ended
	August 31,	August 31,	August 31,
	2021	2020	2019
Shares repurchased	62,282	56,503	75,462
Cost of repurchase of shares (in thousands)	$5,542	$3,651	$4,604

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31,	August 31,	August 31,
	2021	2020	2019
Reissued treasury shares	96,400	234,370	63,130

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained (refer to “Note 10 - Income Taxes for additional information”).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2021 and 2020, the Company has recorded within other accrued expenses a total of $1.8 million and $2.5 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Refer to “Note 12 – Leases”.

The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2021 and August 31, 2020, the Company had approximately $16.2 million and $5.1 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2021, the Company had entered into land purchase agreements that, if completed, would result in the use of approximately $13.3 million in cash.

Refer to “Note 15 - Unconsolidated Affiliates” for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2021	2020	2019
United States	$33,818	$24,771	$25,167
Foreign	113,368	91,269	85,943
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$147,186	$116,040	$111,110

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2021	2020	2019
Current:
U.S. tax expense	$16,904	$10,046	$10,878
Foreign tax expense	35,918	31,122	29,675
Total	$52,822	$41,168	$40,553
Deferred:
U.S. tax benefit	$(10,212)	$(5,945)	$(5,978)
U.S. valuation allowance change	9,777	5,570	6,171
Foreign tax expense (benefit)	(3,125)	(3,157)	966
Foreign valuation allowance change	(293)	128	(4,152)
Total	$(3,853)	$(3,404)	$(2,993)
Provision for income taxes	$48,969	$37,764	$37,560

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2021	2020	2019
Federal tax provision at statutory rates	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.1	0.1	0.3
Differences in foreign tax rates	6.9	9.7	10.6
Permanent items and other adjustments	(2.2)	(4.4)	(2.1)
Increase in valuation allowance	7.5	6.1	4.0
Provision for income taxes	33.3%	32.5%	33.8%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Significant components of the Company’s deferred tax assets as of August 31, 2021 and 2020 are shown below (in thousands):

	August 31,
	2021	2020
Deferred tax assets:
U.S. net operating loss carryforward	$2,866	$4,416
Foreign tax credits	22,420	12,691
Deferred compensation	2,334	1,357
U.S. timing differences	3,759	3,742
Foreign net operating losses	5,051	4,811
Foreign timing differences:
Accrued expenses and other timing differences	7,636	6,808
Depreciation and amortization	10,498	9,043
Deferred income	6,422	5,241
Gross deferred tax assets	60,986	48,109
U.S. deferred tax liabilities (depreciation and other timing differences)	(4,083)	(4,679)
Foreign deferred tax liabilities netted against deferred tax assets	(5,753)	(4,311)
U.S. valuation allowance	(22,523)	(12,746)
Foreign valuation allowance	(4,402)	(4,701)
Net deferred tax assets	$24,225	$21,672

For fiscal 2021, the effective tax rate was 33.3%.  The increase in the effective rate versus the prior year was primarily attributable to the following factors:

1.The comparably favorable impact of 2.5% due to a greater portion of income falling into lower tax jurisdictions;

2.The comparably unfavorable impact of 1.8% resulting from nonrecurrence of changes in income tax liabilities from uncertain tax position for which the applicable statutes of limitations have expired;

3.The comparably unfavorable impact of 0.4% resulting from the effect of the change in foreign currency value and related adjustments;

4.The comparably unfavorable impact of 0.4% resulting from valuation allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable.

For fiscal 2021, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $19.5 million and $16.9 million as of August 31, 2021 and 2020, respectively.

The Company had U.S. federal and state tax NOLs at August 31, 2021 of approximately $10.3 million and $15.7 million, respectively. Substantially all of the federal and state NOLs expire during periods ranging from 2021 through 2036 unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its federal U.S. NOLs by generating sufficient taxable income during the carry-forward period. Further, based on current projections and using current apportionment factors, the Company maintains a partial valuation allowance on its Florida state NOLs ($15.7 million in gross) originating from its acquisition of its Aeropost, Inc. subsidiary, as the Company expects that $11.1 million of this NOL will expire before being utilized.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2021 and 2020, the undistributed earnings of these foreign subsidiaries are approximately $254.5 million and $177.5 million, respectively.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2021	2020	2019
Balance at beginning of fiscal year	$4,573	$6,490	$7,005
Gross increase - tax positions in prior period	135	464	530
Gross decrease - tax positions in prior period	(306)	—	—
Additions based on tax positions related to the current year	333	186	94
Expiration of the statute of limitations for the assessment of taxes	(824)	(2,567)	(1,139)
Balance at end of fiscal year	$3,911	$4,573	$6,490

As of August 31, 2021, the liability for income taxes associated with unrecognized tax benefits was $3.9 million and can be reduced by $1.5 million of tax benefits recorded as deferred tax assets and liabilities. The total $3.9 million unrecognized tax benefit includes $400,000 of associated timing adjustments. The net amount of $3.5 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2021 and 2020, the Company had accrued an additional $1.6 million and $2.0 million, respectively, for the payment of interest and penalties related to the above-mentioned unrecognized tax benefits.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2022 could result in a total income tax benefit amounting up to $900,000.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In two other countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million and $10.4 million and deferred tax assets of $3.3 million and $2.8 million as of August 31, 2021 and August 31, 2020, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2005, 2007, 2011* to 2016*, 2017 to the present
California (U.S.) (state return)	2005 and 2017 to the present
Florida (U.S.) (state return)	2011* to 2017*, 2018 to the present
Aruba	2016 to the present
Barbados	2015 to the present
Costa Rica	2011 to 2012, 2015 to the present
Colombia	2016 to the present
Dominican Republic	2011 to 2012 and 2016 to the present
El Salvador	2018 to the present
Guatemala	2012 to 2013, 2017 the present
Honduras	2016 to the present
Jamaica	2015 to the present
Mexico	2016 to the present
Nicaragua	2017 to the present
Panama	2017*, 2018 to the present
Trinidad	2015 to the present
U.S. Virgin Islands	2001 to the present
Spain	2018 to the present
Chile	2018* to the present
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

NOTE 11 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2021	$131,000	$—	$97	$130,903	—%
August 31, 2020	$81,210	$65,143	$388	$15,679	3.7%

As of August 31, 2021 and August 31, 2020, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the twelve months ended August 31, 2021:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2019	$25,875	$63,711	$89,586	(1)
Proceeds from long-term debt incurred during the period:
Colombia subsidiary	—	25,000	25,000
Guatemala subsidiary	—	20,820	20,820
Trinidad subsidiary	6,062	6,000	12,062
Regularly scheduled loan payments	(5,393)	(9,771)	(15,164)
Refinances of short-term debt	(11,046)	11,046	—
Reclassifications of long-term debt due in the next 12 months	3,875	(3,875)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	64	(321)	(257)
Balances as of August 31, 2020	19,437	112,610	132,047	(2)
Proceeds from long-term debt incurred during the period:
Trinidad subsidiary	2,736	14,829	17,565
Regularly scheduled loan payments	(5,168)	(14,825)	(19,993)
Reclassifications of long-term debt due in the next 12 months	2,368	(2,368)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	22	(136)	(114)
Balances as of August 31, 2021	$19,395	$110,110	$129,505	(4)

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

(4)The carrying amount on non-cash assets assigned as collateral for these loans was $153.5 million. The carrying amount on cash assets assigned as collateral for these loans was $7.0 million.

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2021	2020
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$38,531	$42,585
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	42,744	45,519
Unswapped loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	48,230	43,943
Total long-term debt	129,505	132,047
Less: current portion	19,395	19,437
Long-term debt, net of current portion	$110,110	$112,610

As of August 31, 2021 and August 31, 2020, the Company had approximately $103.4 million and $107.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2022	$19,395
2023	27,427
2024	11,264
2025	25,730
2026	10,844
Thereafter	34,845
Total	$129,505

NOTE 12 – LEASES

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2021, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease right of use (“ROU”) assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.

The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are included in selling, general and administrative expense in the consolidated statements of income.

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

The following table is a summary of the Company’s components of total lease costs for fiscal year 2021 and 2020 (in thousands):

	Years Ended August 31,
	2021	2020
Operating lease cost	$17,724	$17,305
Short-term lease cost	167	236
Variable lease cost	4,410	3,679
Sublease income	(891)	(1,061)
Total lease costs	$21,410	$20,159

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2021 and August 31, 2020 were as follows:

	Years Ended August 31,
	2021	2020
Weighted average remaining lease term in years	18.3	18.2
Weighted average discount rate percentage	6.7%	6.4%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years Ended August 31,
	2021	2020
Operating cash flows paid for operating leases	$16,420	$15,392

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Leased
Years Ended August 31,	Locations
2022	$16,436
2023	15,442
2024	14,864
2025	14,606
2026	13,014
Thereafter	176,386
Total future lease payments	250,748
Less imputed interest	(112,966)
Total operating lease liabilities	$137,782

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

Cash Flow Hedges

As of August 31, 2021, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has cash flow hedge accounting transactions as of August 31, 2021:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the twelve-month periods ended August 31, 2021, 2020 and 2019 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the year ended August 31, 2021	$2,619	$3,655	$6,274
Interest expense for the year ended August 31, 2020	$4,045	$2,416	$6,461
Interest expense for the year ended August 31, 2019	$4,732	$511	$5,243

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

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2021	2020
Union Bank	$32,619	$33,894
Citibank N.A.	51,032	55,086
Scotiabank	10,125	11,625
Total	$93,776	$100,605

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		August 31, 2021			August 31, 2020
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$2,464	$(741)	$1,723	$872	$(265)	$607
Interest rate swaps	Other long-term liabilities	(2,305)	535	(1,770)	(3,857)	898	(2,959)
Cross-currency interest rate swaps	Other long-term liabilities	(705)	212	(493)	(828)	248	(580)
Net fair value of derivatives designated as hedging instruments		$(546)	$6	$(540)	$(3,813)	$881	$(2,932)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of August 31, 2021:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	28-Apr-21	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$5,000	28-Dec-21	April 28, 2021 - December 28, 2021
Colombia	28-May-21	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$2,000	29-Dec-21	May 28, 2021 - December 29, 2021

While forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts were immaterial for the twelve months ended August 31 2021, 2020, and 2019, they are included in Other expense, net in the consolidated statements of income in the period of change.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of August 31, 2021, the Company has settled its outstanding call options and does not have any other contracts not designated as hedging instruments.

For the twelve-month periods ended August 31, 2021, 2020 and 2019, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Years Ended August 31,
Income Statement Classification	2021	2020	2019
Other expense, net	$—	$(912)	$—

NOTE 14 – RELATED-PARTY TRANSACTIONS

Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $1.4 million, $1.5 million and $1.6 million in rental income for this space during the fiscal years ended 2021, 2020 and 2019. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.1 million, $1.1 million and $741,000 for products purchased from this entity during the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2021, 2020 and 2019, the Company sold approximately $1.6 million, $525,000 and $527,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director and the Chief Executive Officer of the Company, serves as Vice President and Vice Chairman of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a director of the Board of the Price Philanthropies Foundation.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is a founder and a limited partner of CRI 2000, LP, dba Combined Resources International ("CRI") and Lightspeed Outdoors, LP (“LSO”). CRI designs and imports consumer products for wholesale distribution, primarily through warehouse clubs. LSO designs and imports recreational products for wholesale distribution and online retailing. The Company purchased approximately $179,000 of merchandise from CRI and LSO during fiscal year 2021 and immaterial amounts of merchandise during the fiscal years ended August 31, 2020 and 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2021, 2020 and 2019.

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The Company recognized $105,700 in rent expense for each of the fiscal years ended August 31, 2021, 2020 and 2019.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2021 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(8)	$7,010	$99	$7,109
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	105	3,534	785	4,319
Total		$6,809	$3,638	$97	$10,544	$884	$11,428

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2021	2020
Current assets	$1,728	$1,398
Noncurrent assets	10,253	10,686
Current liabilities	151	138
Noncurrent liabilities	8	8

	Years Ended August 31,
	2021	2020	2019
PriceSmart's share of net loss of unconsolidated affiliates	$(58)	$(95)	$(61)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Year Ended August 31, 2021
Revenue from external customers	$88,397	$2,105,856	$1,004,793	$420,825	$—	$3,619,871
Intersegment revenues	1,280,236	17,861	5,087	3,869	(1,307,053)	—
Depreciation, Property and equipment	6,970	31,319	15,432	8,858	—	62,579
Amortization, Intangibles	2,404	—	—	—	—	2,404
Operating income (loss)	12,687	151,933	74,769	21,932	(103,301)	158,020
Interest income from external sources	13	878	985	103	—	1,979
Interest income from intersegment sources	2,130	2,393	483	—	(5,006)	—
Interest expense from external sources	1,606	2,831	427	2,346	—	7,210
Interest expense from intersegment sources	34	1,286	2,647	298	(4,265)	—
Provision for income taxes	15,919	22,661	8,006	2,383	—	48,969
Net income (loss) attributable to PriceSmart, Inc.	(4,777)	127,879	61,025	17,333	(103,497)	97,963
Long-lived assets (other than deferred tax assets)(3)	79,404	490,099	197,030	164,970	—	931,503
Intangibles, net	7,762	—	—	—	—	7,762
Goodwill	10,695	24,332	10,068	—	—	45,095
Investment in unconsolidated affiliates	—	10,544	—	—	—	10,544
Total assets	246,896	795,940	434,428	228,526	—	1,705,790
Capital expenditures, net	9,061	45,524	23,342	28,181	—	106,108

Year Ended August 31, 2020
Revenue from external customers	$73,703	$1,895,857	$993,657	$365,971	$—	$3,329,188
Intersegment revenues	1,148,004	16,524	4,909	2,723	(1,172,160)	—
Depreciation, Property and equipment	6,888	29,312	15,441	7,174	—	58,815
Amortization, Intangibles	2,410	—	—	—	—	2,410
Operating income (loss)	3,873	125,351	57,217	18,071	(82,044)	122,468
Interest income from external sources	7	612	749	663	—	2,031
Interest income from intersegment sources	2,065	2,566	431	—	(5,062)	—
Interest expense from external sources	1,890	3,425	310	2,000	—	7,625
Interest expense from intersegment sources	39	1,547	2,258	561	(4,405)	—
Provision for income taxes	10,106	20,001	6,416	1,241	—	37,764
Net income (loss) attributable to PriceSmart, Inc.	(7,578)	103,697	50,553	13,554	(82,117)	78,109
Long-lived assets (other than deferred tax assets)(3)	81,008	475,744	177,166	146,862	—	880,780
Intangibles, net	10,166	—	—	—	—	10,166
Goodwill	10,696	24,418	10,092	—	—	45,206
Investment in unconsolidated affiliates	—	10,602	—	—	—	10,602
Total assets	272,190	741,523	395,244	247,868	—	1,656,825
Capital expenditures, net	6,072	48,150	14,460	35,565	—	104,247

Year Ended August 31, 2019
Revenue from external customers	$68,335	$1,831,761	$933,886	$389,936	$—	$3,223,918
Intersegment revenues	1,205,986	11,185	4,507	1,498	(1,223,176)	—
Depreciation, Property and equipment	5,334	24,684	14,052	8,484	—	52,554
Amortization, Intangibles	2,404	—	—	—	—	2,404
Operating income (loss)	3,805	122,629	50,724	14,909	(76,900)	115,167
Interest income from external sources	74	499	568	348	—	1,489
Interest income from intersegment sources	1,408	1,877	724	—	(4,009)	—
Interest expense from external sources	1,377	2,368	(401)	595	—	3,939
Interest expense from intersegment sources	60	1,505	2,132	8	(3,705)	—
Provision for income taxes	11,280	19,429	6,615	236	—	37,560
Net income (loss) attributable to PriceSmart, Inc.	(8,518)	100,614	44,168	14,124	(77,197)	73,191
Long-lived assets (other than deferred tax assets)	65,278	383,665	165,584	115,838	—	730,365
Intangibles, net	12,576	—	—	—	—	12,576
Goodwill	11,315	24,593	10,193	—	—	46,101
Investment in unconsolidated affiliates	—	10,697	—	—	—	10,697
Total assets	161,583	614,579	340,216	180,033	—	1,296,411
Capital expenditures, net	8,439	85,962	28,434	22,832	—	145,667

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(3)Effective September 1, 2019 (fiscal year 2020), we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the Long-lived assets (other than deferred tax assets) as of August 31, 2021 and August 31, 2020 is not comparable with that as of August 31, 2019.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2021 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Divestiture

From March 2018 through September 2021, we operated a cross border package forwarding (casillero) and online marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean. PriceSmart acquired Aeropost in 2018 to leverage Aeropost’s technology and its management’s experience in developing software and systems for e-commerce and logistics to advance PriceSmart’s development of an omni-channel shopping experience for its Members. In October 2021, PriceSmart sold the legacy casillero and marketplace operations, which were not core to our main objectives. PriceSmart retained key Aeropost personnel and technology in the transaction, with which we believe we can continue to leverage and grow our omni-channel business. This technology and talent have helped us combine our brick and mortar operations with online capabilities, supported by a more sophisticated distribution system that provides us with the potential to expand our geography, reach more Members in more ways and continue to develop approaches to gain efficiencies, reduce costs and provide Members with great value. The Company believes this transaction will not have a material impact on our results of operations in fiscal year 2022.

ADDITIONAL INFORMATION

Corporate Offices

9740 Scranton Road

San Diego, CA 92121

(858) 404-8800

Stock Exchange Listing

NASDAQ Global Select Market

Stock Symbol: PSMT

Annual Meeting

Thursday, February 3, 2022 at 10:00 AM

PriceSmart, Inc. Corporate Headquarters

9740 Scranton Road

San Diego, CA 92121

Transfer Agent

Computershare Inc.

462 South 4th Street, Suite 1600

Louisville, KY, 40202

Telephone: (888) 867-6003

TDD for Hearing Impaired: (800) 490-1493

Outside U.S.: (201) 680-6578

Independent Registered Public Accounting Firm

Ernst & Young U.S. LLP

4365 Executive Drive, Suite 1600

San Diego, CA 92121

PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9740 Scranton Road., San Diego, CA 92121. Internet users can access PriceSmart's web site at http://www.investors.pricesmart.com.