Form 10-Q
period 2021-11-30
PRICESMART INC
filed 2022-01-06
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

The registrant had 30,862,391 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2021.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of November 30, 2021 and the consolidated balance sheet as of August 31, 2021, the unaudited consolidated statements of income for the three months ended November 30, 2021 and 2020, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2021 and 2020, the unaudited consolidated statements of equity for the three months ended November 30, 2021 and 2020, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2021 and 2020 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2021	August 31,
	(Unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$176,072	$202,060
Short-term restricted cash	4,165	3,647
Short-term investments	39,201	50,233
Receivables, net of allowance for doubtful accounts of $42 as of November 30, 2021 and $94 as of August 31, 2021, respectively	15,572	12,359
Merchandise inventories	500,767	389,711
Prepaid expenses and other current assets (includes $1,717 and $0 as of November 30, 2021 and August 31, 2021, respectively, for the fair value of derivative instruments)	46,639	39,194
Total current assets	782,416	697,204
Long-term restricted cash	12,363	9,772
Property and equipment, net	733,219	730,204
Operating lease right-of-use assets, net	117,754	123,655
Goodwill	43,332	45,095
Other intangibles, net	1,922	7,762
Deferred tax assets	23,922	24,225
Other non-current assets (includes $4,412 and $2,464 as of November 30, 2021 and August 31, 2021, respectively, for the fair value of derivative instruments)	63,851	57,329
Investment in unconsolidated affiliates	10,534	10,544
Total Assets	$1,789,313	$1,705,790
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$4,986	$—
Accounts payable	461,046	388,791
Accrued salaries and benefits	30,221	41,896
Deferred income	28,128	26,898
Income taxes payable	6,955	8,310
Other accrued expenses and other current liabilities	39,204	39,736
Operating lease liabilities, current portion	6,771	8,526
Long-term debt, current portion	16,843	19,395
Total current liabilities	594,154	533,552
Deferred tax liability	1,631	1,568
Long-term income taxes payable, net of current portion	6,039	4,160
Long-term operating lease liabilities	125,046	129,256
Long-term debt, net of current portion	110,601	110,110
Other long-term liabilities (includes $2,097 and $3,010 for the fair value of derivative instruments and $7,599 and $7,380 for post-employment plans as of November 30, 2021 and August 31, 2021, respectively)	9,696	10,930
Total Liabilities	847,167	789,576

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,598,389 and 31,467,971 shares issued and 30,862,489 and 30,755,308 shares outstanding (net of treasury shares) as of November 30, 2021 and August 31, 2021, respectively	3	3
Additional paid-in capital	469,170	465,015
Accumulated other comprehensive loss	(188,639)	(182,508)
Retained earnings	689,430	658,919
Less: treasury stock at cost, 735,900 shares as of November 30, 2021 and 712,663 shares as of August 31, 2021	(27,818)	(26,084)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	942,146	915,345
Noncontrolling interest in consolidated subsidiaries	—	869
Total Stockholders' Equity	942,146	916,214
Total Liabilities and Equity	$1,789,313	$1,705,790

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2021	2020
Revenues:
Net merchandise sales	$944,043	$838,369
Export sales	10,534	10,881
Membership income	14,791	13,299
Other revenue and income	5,988	14,883
Total revenues	975,356	877,432
Operating expenses:
Cost of goods sold:
Net merchandise sales	793,193	703,619
Export sales	10,067	10,433
Non-merchandise	1,809	5,824
Selling, general and administrative:
Warehouse club and other operations	91,196	84,832
General and administrative	31,693	27,521
Pre-opening expenses	970	602
Loss on disposal of assets	411	70
Total operating expenses	929,339	832,901
Operating income	46,017	44,531
Other income (expense):
Interest income	518	491
Interest expense	(1,590)	(2,033)
Other income (expense), net	1,409	(1,545)
Total other income (expense)	337	(3,087)
Income before provision for income taxes and loss of unconsolidated affiliates	46,354	41,444
Provision for income taxes	(15,814)	(13,618)
Loss of unconsolidated affiliates	(10)	(9)
Net income	30,530	27,817
Less: net income attributable to noncontrolling interest	(19)	(80)
Net income attributable to PriceSmart, Inc.	$30,511	$27,737
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.98	$0.90
Diluted	$0.98	$0.90
Shares used in per share computations:
Basic	30,551	30,398
Diluted	30,603	30,420

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2021	2020
Net income	$30,530	$27,817
Less: net income attributable to noncontrolling interest	(19)	(80)
Net income attributable to PriceSmart, Inc.	$30,511	$27,737

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(8,131)	2,761
Defined benefit pension plan:
Net gain arising during period	17	60
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	34	33
Total defined benefit pension plan	51	93
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	(1,301)	1,230
Unrealized gains/(losses) on change in fair value of interest rate swaps	3,250	(922)
Total derivative instruments	1,949	308
Other comprehensive income (loss)	(6,131)	3,162
Comprehensive income	24,380	30,899
Less: comprehensive income attributable to noncontrolling interest	3	31
Comprehensive income attributable to PriceSmart, Inc.	$24,377	$30,868

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	7	(526)	(526)	—	(526)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	77	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,075	—	—	—	—	4,075	—	4,075
Net income	—	—	—	—	27,737	—	—	27,737	80	27,817
Other comprehensive income	—	—	—	3,162	—	—	—	3,162	31	3,193
Balance at November 30, 2020	31,396	$3	$450,666	$(173,658)	$610,224	658	$(21,068)	$866,167	$1,124	$867,291

Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	32	(2,433)	(2,433)	—	(2,433)
Issuance of treasury stock	(9)	—	(699)	—	—	(9)	699	—	—	—
Issuance of restricted stock award	140	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,567	—	—	—	—	4,567	—	4,567
Net income	—	—	—	—	30,511	—	—	30,511	19	30,530
Other comprehensive income (loss)	—	—	—	(6,131)	—	—	—	(6,131)	3	(6,128)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at November 30, 2021	31,598	$3	$469,170	$(188,639)	$689,430	736	$(27,818)	$942,146	$—	$942,146

See accompanying notes

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2021	2020
Operating Activities:
Net income	$30,530	27,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,603	15,485
Allowance for doubtful accounts	2	10
Loss on sale of property and equipment	411	70
Deferred income taxes	654	798
Equity in losses of unconsolidated affiliates	10	9
Stock-based compensation	4,567	4,075
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(27,108)	(8,907)
Merchandise inventories	(111,062)	(63,669)
Accounts payable	73,054	6,539
Net cash used in operating activities	(13,339)	(17,773)
Investing Activities:
Proceeds from the disposal of Aeropost, net of divested cash	4,959	—
Additions to property and equipment	(29,729)	(21,171)
Purchases of short-term investments	(4,310)	(32,121)
Proceeds from settlements of short-term investments	15,488	4,433
Purchases of long-term investments	—	(1,478)
Proceeds from settlements of long-term investments	1,486	—
Proceeds from disposal of property and equipment	56	27
Net cash used in investing activities	(12,050)	(50,310)
Financing Activities:
Proceeds from long-term bank borrowings	4,204	—
Repayment of long-term bank borrowings	(6,126)	(3,897)
Proceeds from short-term bank borrowings	10,041	—
Repayment of short-term bank borrowings	(4,488)	(17,695)
Purchase of treasury stock	(2,433)	(526)
Other financing activities	—	(80)
Net cash provided by (used in) financing activities	1,198	(22,198)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,312	(1,095)
Net decrease in cash, cash equivalents	(22,879)	(91,376)
Cash, cash equivalents and restricted cash at beginning of period	215,479	303,771
Cash, cash equivalents and restricted cash at end of period	$192,600	$212,395

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$5,772	9,150

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(UNAUDITED—AMOUNTS IN THOUSANDS)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30,	November 30,
	2021	2020
Cash and cash equivalents	$176,072	$207,955
Short-term restricted cash	4,165	185
Long-term restricted cash	$12,363	$4,255
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$192,600	$212,395

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2021

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of November 30, 2021, the Company had 49 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala, four in Trinidad; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open its 50th club in Portmore, Jamaica in April 2022. Our operating segments are the United States, Central America, the Caribbean and Colombia.

PriceSmart continues to invest in technology and related talent for two main purposes:

•To drive growth by:

oIncreasing membership benefits and creating greater value and connectivity with our Members, by optimizing use of our membership data;

oInforming and guiding our plans for physical and geographic expansion; and

oDriving incremental sales through PriceSmart.com.

•To increase our efficiencies and provide valuable tools that will support better decision-making.

Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “2021 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of November 30, 2021 are listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

Disposals, Acquisitions and Related Items – From March 2018 through September 2021, we operated a cross border package forwarding (casillero) and online marketplace business under the “Aeropost” banner in 38 countries in Latin America and the Caribbean. PriceSmart acquired Aeropost in 2018 to leverage Aeropost’s technology and its management’s experience in developing software and systems for e-commerce and logistics to advance PriceSmart’s development of an omni-channel shopping experience for its Members. In October 2021, PriceSmart sold the legacy casillero and marketplace operations, which were not core to our main objectives. PriceSmart retained key Aeropost personnel and technology in the transaction, with which we believe we can continue to grow our omni-channel business. This technology and talent have helped us combine our brick-and-mortar operations with online capabilities, supported by a more sophisticated distribution system. These online capabilities and the enhanced distribution system provide us with the potential to expand our geographic coverage, reach more Members in more ways, increase efficiencies, reduce costs and provide Members with greater value.

The Company disposed of its entire ownership in Aeropost to an unrelated third party. However, as part of the consideration of the sale, Aeropost will provide $2.0 million of logistical services as needed for 36 months. The Company recorded a pre-tax gain from the sale of Aeropost of $2.7 million in the first quarter of fiscal 2022 in Other income (expense), net in the consolidated statements of income.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30,	August 31,
	2021	2021
Short-term restricted cash	$4,165	$3,647
Long-term restricted cash	12,363	9,772
Total restricted cash(1)	$16,528	$13,419

(1)Restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $11.7 million with a few of its lenders as compensating balances for several U.S. dollar denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $45.3 million as of November 30, 2021 and $52.9 million as of August 31, 2021.  The Company reviews reported goodwill and other intangibles at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In connection with the Aeropost disposal, we retained the intellectual property associated with our PriceSmart.com business. However, we wrote off $1.7 million of goodwill, $4.4 million of other intangibles related to the Aeropost trademark, and $1.0 million of other intangibles related to the developed technology of Aeropost directly associated with Aeropost’s legacy marketplace and casillero business. These write-offs are included as part of the $2.7 million pre-tax gain recorded for the sale of Aeropost.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $11.1 million and $9.7 million as of November 30, 2021 and August 31, 2021, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.1 million and $11.0 million and deferred tax assets of $3.5 million and $3.3 million as of November 30, 2021 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2021	2021
Prepaid expenses and other current assets	$4,703	3,173
Other non-current assets	32,438	28,437
Total amount of VAT receivables reported	$37,141	$31,610

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2021	2021
Prepaid expenses and other current assets	$12,144	11,491
Other non-current assets	19,361	18,872
Total amount of income tax receivables reported	$31,505	$30,363

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the three months ended November 30, 2021, the Company reissued approximately 9,000 treasury shares.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2021 Annual Report on Form 10-K.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2021 and August 31, 2021.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Gain Contingencies and Recoveries – A gain contingency is an existing condition, situation, or set of circumstances involving uncertainty as to a possible gain that will ultimately be resolved when one or more future events occur or fail to occur. During the ordinary course of our business, gain contingencies arise when we have the opportunity to recover costs or damages we incur from insurance carriers or other third parties. Anticipated proceeds in excess of the amount of loss recognized are considered contingent gains. Anticipated proceeds in excess of a loss recognized in the financial statements are not recognized until all contingencies related to the collectability, timing and amount are realizable.

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

Loss Contingencies and Litigation – The Company records and reserves for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a material loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three months ended November 30, 2021 and 2020 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2021	2020
Effect on other comprehensive income (loss) due to foreign currency translation	$(8,131)	$2,761

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

	Three Months Ended
	November 30,	November 30,
	2021	2020
Currency loss	$(1,864)	$(1,492)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Recent Accounting Pronouncements Adopted

FASB ASC 740 ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU No. 2019-12 on September 1, 2021, the first quarter of fiscal year 2022. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

  There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three-month period ended November 30, 2021, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of November 30, 2021 that the Company expects to have a material impact on its consolidated financial statements.

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

	Contract Liabilities
	November 30, 2021	August 31, 2021
Deferred membership income	$26,952	$25,951
Other contract performance liabilities	$11,811	$7,871

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2021	November 30, 2020
Foods & Sundries	$470,950	$418,374
Fresh Foods	269,677	235,289
Hardlines	111,936	112,785
Softlines	50,474	40,329
Other Business	41,006	31,592
Net Merchandise Sales	$944,043	$838,369

NOTE 4 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards and restricted stock units issued pursuant to the 2013 Equity Incentive Award Plan. The Company does not include performance stock units as participating securities until the performance criteria are satisfied. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units for which performance criteria have not been met in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

The following table sets forth the computation of net income per share for the three-months ended November 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2021	2020
Net income attributable to PriceSmart, Inc.	$30,511	$27,737
Less: Allocation of income to unvested stockholders	(560)	(459)
Net income attributable to PriceSmart, Inc. per share available for distribution	$29,951	$27,278
Basic weighted average shares outstanding	30,551	30,398
Add dilutive effect of performance stock units (two-class method)	52	22
Diluted average shares outstanding	30,603	30,420
Basic net income per share	$0.98	$0.90
Diluted net income per share	$0.98	$0.90

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2022. The following table summarizes the dividends declared and paid during fiscal year 2021 (amounts are per share).

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	0.35	8/15/2021	8/31/2021	0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertainty surrounding the ongoing effects of the COVID-19 pandemic on our results of operations and cash flows.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2021	$(182,508)	251	$(182,257)
Foreign currency translation adjustments	(8,131)	3	(8,128)
Defined benefit pension plans (1)	51	—	51
Derivative instruments (2)	1,949	—	1,949
Sale of Aeropost	—	(254)	(254)
Ending balance, November 30, 2021	$(188,639)	$—	$(188,639)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	2,761	31	2,792
Defined benefit pension plans (1)	93	—	93
Derivative Instruments (2)	308	—	308
Ending balance, November 30, 2020	$(173,658)	$165	$(173,493)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(7,837)	117	(7,720)
Defined benefit pension plans (1)	(230)	—	(230)
Derivative Instruments (2)	2,252	—	2,252
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2021	2021
Retained earnings not available for distribution	$8,136	$8,022

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the three months ended November 30, 2021.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2021 and August 31, 2021, the Company has recorded within other accrued expenses and other current liabilities a total of $1.7 million and $1.8 million, respectively, for various non-income tax related tax contingencies.

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

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.1 million and $11.0 million and deferred tax assets of $3.5 million and $3.3 million as of November 30, 2021 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2021 and August 31, 2021, the Company had approximately $10.1 million and $16.2 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of November 30, 2021, the Company had entered into two land purchase agreements that, if completed, would result in the use of approximately $9.4 million in cash.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2021 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(23)	$6,995	$99	$7,094
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	110	3,539	785	4,324
Total		$6,809	$3,638	$87	$10,534	$884	$11,418

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2021	$131,000	$4,986	$—	$126,014	3.0%
August 31, 2021	$131,000	$—	$97	$130,903	—%

As of November 30, 2021 and August 31, 2021, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table provides the changes in long-term debt for the three months ended November 30, 2021:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2021	$19,395	$110,110	$129,505	(1)
Proceeds from long-term debt incurred during the period:
Guatemala subsidiary	—	4,204	4,204
Repayments of long-term debt:
Guatemala subsidiary	(377)	—	(377)
Costa Rica subsidiary	(1,261)	(109)	(1,370)
Regularly scheduled loan payments	(1,739)	(2,640)	(4,379)
Reclassifications of long-term debt due in the next 12 months	879	(879)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(54)	(85)	(139)
Balances as of November 30, 2021	$16,843	$110,601	$127,444	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $153.5 million. The carrying amount of cash assets assigned as collateral for these loans was $7.0 million.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income (loss).

(3)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $146.0 million and $6.2 million, respectively.

As of November 30, 2021 and August 31, 2021, the Company had approximately $99.3 million and $103.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2022	$16,843
2023	26,836
2024	27,024
2025	10,907
2026	11,481
Thereafter	34,353
Total	$127,444

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash Flow Hedges

As of November 30, 2021, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2021:

Subsidiary	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June, and September, beginning on March 3, 2020	December 3, 2019 - December 3, 2024
Colombia	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Colombia	24-Sep-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	Variable rate 3-month Libor plus 2.50%	7.09%	24th day of each December, March, June and September beginning December 24, 2019	September 24, 2019 - September 26, 2022
Panama	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
Honduras	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2024
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

For the three months ended November 30, 2021 and November 30, 2020, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2021	$557	$849	$1,406
Interest expense for the three months ended November 30, 2020	$642	$925	$1,567

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2021	2021
Union Bank	$32,300	$32,619
Citibank N.A.	59,862	51,032
Scotiabank	9,750	10,125
Total	$101,912	$93,776

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2021			August 31, 2021
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$4,412	$(1,327)	$3,085	$2,464	$(741)	$1,723
Cross-currency interest rate swaps	Other current assets	1,717	(517)	1,200	—	—	—
Interest rate swaps	Other long-term liabilities	(1,563)	362	(1,201)	(2,305)	535	(1,770)
Cross-currency interest rate swaps	Other long-term liabilities	(534)	160	(374)	(705)	212	(493)
Net fair value of derivatives designated as hedging instruments		$4,032	$(1,322)	$2,710	$(546)	$6	$(540)

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

The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2021.

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

Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three months ended November 30, 2021 and November 30, 2020.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 49 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2021
Revenue from external customers	$13,423	$572,065	$272,487	$117,381	$—	$975,356
Intersegment revenues	414,342	4,998	1,443	822	(421,605)	—
Depreciation, Property and equipment	465	8,300	4,018	2,364	—	15,147
Amortization, Intangibles	456	—	—	—	—	456
Operating income (loss)	6,257	43,379	19,878	6,378	(29,875)	46,017
Net income (loss) attributable to PriceSmart, Inc.	3,373	35,900	16,450	4,682	(29,894)	30,511
Long-lived assets (other than deferred tax assets)	71,399	495,517	203,042	167,762	—	937,720
Intangibles, net	1,922	—	—	—	—	1,922
Goodwill	8,981	24,313	10,038	—	—	43,332
Total assets	212,371	867,868	460,381	248,693	—	1,789,313
Capital expenditures, net	1,909	12,690	7,073	12,383	—	34,055

Three Months Ended November 30, 2020
Revenue from external customers	$23,617	$494,692	$258,516	$100,607	$—	$877,432
Intersegment revenues	350,103	4,736	1,146	1,129	(357,114)	—
Depreciation, Property and equipment	1,665	7,694	3,792	1,735	—	14,886
Amortization, Intangibles	599	—	—	—	—	599
Operating income (loss)	5,742	34,445	21,594	5,565	(22,815)	44,531
Net income (loss) attributable to PriceSmart, Inc.	(372)	29,238	17,170	4,596	(22,895)	27,737
Long-lived assets (other than deferred tax assets)	81,277	472,892	178,879	159,459	—	892,507
Intangibles, net	9,566	—	—	—	—	9,566
Goodwill	10,695	24,317	10,111	—	—	45,123
Total assets	212,434	771,933	436,418	257,210	—	1,677,995
Capital expenditures, net	1,218	7,544	2,458	8,539	—	19,759

As of August 31, 2021
Long-lived assets (other than deferred tax assets)	$79,404	$490,099	$197,030	$164,970	$—	$931,503
Intangibles, net	7,762	—	—	—	—	7,762
Goodwill	10,695	24,332	10,068	—	—	45,095
Total assets	246,896	795,940	434,428	228,526	—	1,705,790

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date as of November 30, 2021 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On December 3, 2021, the Company's Trinidad subsidiary entered into a long-term loan agreement for $25.0 million U.S. dollars with a term of four years and a fixed interest rate of 7.7% per annum. The loan is indexed to local currency (Trinidad Dollar).

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: adverse changes in economic conditions in our markets, natural disasters, compliance risks, volatility in currency exchange rates and illiquidity of certain local currencies in our markets, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, cybersecurity breaches that could cause disruptions in our systems or jeopardize the security of Member or business information, cost increases from product and service providers, interruption of supply chains, novel coronavirus (COVID-19) related factors and challenges, including among others, the duration of the pandemic, the unknown long-term economic impact, the impact of government policies and restrictions that have limited access for our Members, and shifts in demand away from discretionary or higher priced products to lower priced products, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on October 21, 2021. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

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

PriceSmart began operations in 1996 in San Diego, California, with the intent to bring our U.S. style membership shopping warehouse club concept to underserved countries. We currently operate 49 warehouse clubs in Central America, the Caribbean and Colombia. Our Members also are able to shop on our e-commerce platform, PriceSmart.com, which is available in all 13 markets.

We offer our individual and business Members a carefully-curated selection of high quality, brand name and private label consumer products, essential goods and direct-from-farm fresh produce. We also provide prepared foods and fresh-baked goods. Most all merchandise is available for delivery or contactless curbside pickup through our Click & Go™ service. Some of our clubs also provide services that include Optical, Pharmacy, Audiology and Tire departments and serve food at our food courts. Historically, our typical warehouse buildings have ranged in sales floor size from approximately 40,000 to 60,000 square feet and are located in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. Additionally, we operate smaller format clubs, with sales floors ranging from approximately 30,000 to 40,000 square feet. These smaller format clubs serve markets where the population may be less dense and/or where there may be significant business to business opportunities. We also have utilized the smaller format option to access and serve urban areas where it is difficult to secure sufficient real estate at a reasonable cost. The option of using a smaller format club, coupled with our omni-channel initiatives, helps us expand our membership base and geographic reach in existing markets. We strategically invest in technology to enhance Member experience and convenience. Technology allows us to use valuable membership and other data to increase efficiencies and use our insights about our Members to positively impact their lives. We also provide wholesale supply services to a retailer in the Philippines.

Logistics and distribution efficiencies are fundamental to delivering high quality merchandise at low prices to our Members. We utilize regional distribution centers in the U.S. and Costa Rica as well as several local distribution centers to distribute merchandise efficiently, retain flexibility and provide alternatives to source and transport goods, and mitigate the risk of supply-chain disruption. As our business grows and includes more e-commerce activity, we continually evaluate how to utilize our logistics and distribution system to most efficiently provide merchandise to our Members. We also seek to drive membership value and efficiencies by expanding our network of Produce Distribution Centers and are exploring centralizing production activities, such as bakery and meat processing.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging in several of our markets because suitable sites at economically feasible prices are difficult to find. Ownership of our real estate in many of our markets provides several advantages, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and potential increase of value in future years. We own and lease our real estate, depending upon the best available opportunities.

Our warehouse clubs currently operate in emerging markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores, convenience stores, traditional wholesale distribution and online sales.

The number of warehouse clubs for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	November 30, 2021	November 30, 2020
Colombia	9	7
Costa Rica	8	8
Panama	7	7
Dominican Republic	5	5
Guatemala	5	4
Trinidad	4	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	49	46

Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

We are currently proceeding with the construction of a standard format warehouse club located within the city of Portmore, Jamaica. Portmore is a suburb west of the capital city of Kingston. We expect to open this warehouse club, which will be our second warehouse club in Jamaica, in April 2022; it will also be our 50th warehouse club.

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

•Manage cash and capital resources.

We recognize that this is an evolving and fluid situation; therefore, we are vigilantly adapting to shifting consumer demands emerging from the pandemic. The situation remains unpredictable in duration and intensity, and we continue to see periodic reinstatements of stay-at-home orders and other restrictions. In addition, we expect continued uncertainty in the economies of our markets as a result of the pandemic and anticipate volatility in employment trends, industry and consumer confidence and demand; volatility and liquidity of foreign currency exchange rates; volatility of commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, and foreign direct investments. Global and local travel restrictions and a general slow-down in global economic activity as a result of COVID-19 have significantly impacted and may continue to impact the economies in several of our markets, causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar.

During the last half of fiscal year 2021 and continuing into fiscal 2022, we saw several factors pressuring supply chains, including container shortages, port delays, and truck and driver shortages. These disruptions and shortages are impacting the timing of deliveries and leading to higher freight costs. Despite all these issues, we continue to see strong sales. We are working to hold down and/or mitigate the price increases passed on to the Members and maintain sufficient inventory to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative routings of shipments, increased throughput, and provided flexibility to more effectively mitigate these challenges. In addition, we have made strategic investments in inventory and worked with our local vendors to source alternative products, in order to reduce future out-of-stocks on high demand items that have been impacted by these disruptions or that have been affected by electronic part shortages. We expect pandemic-related conditions to continue throughout fiscal 2022.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first three months of both fiscal year 2022 and 2021, approximately 77.8% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.5% and 49.5% consisted of sales of products we purchased in U.S. dollars for each period, respectively.

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

In the past, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. During fiscal year 2021 and continuing into fiscal year 2022, we continue to experience significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies. As liquidity conditions have tightened, we have raised prices on imported goods in Trinidad due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity. We have also sought to shift the purchase of certain goods to local sources where appropriate, and we are actively seeking to exchange Trinidad dollars for tradeable currencies to manage our exposure to any potential devaluation. In addition, we significantly limited shipments of goods from the U.S. to Trinidad during most of fiscal 2021 and continuing into fiscal 2022 due to the illiquidity of the Trinidad dollar. We further reduced our already limited shipments in the last quarter of fiscal 2021 because of the government imposed restrictions on non-essential items during that period. However, while shipments remained low relative to historic levels, shipments did increase sequentially from the fourth quarter of fiscal 2021 to the first quarter of fiscal 2022 in connection with the government’s lifting of restrictions on sales of non-essential items during the first quarter.

We continue to explore and execute several options to increase our ability to generate more reliable sources of U.S. dollars in Trinidad, some of which may lead us to incur additional expenses. For instance, in December 2021, we executed a loan whereby we received $25 million of U.S. dollars, but the associated principal and interest will be repaid in Trinidad dollars (converted at rates in effect in December 2021) over a four-year period, thereby locking in the conversion of a significant amount of Trinidad dollars at current conversion rates and freeing up this cash in U.S. dollars for deployment for general corporate purposes.

As of November 30, 2021, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $49.9 million, a decrease of $3.0 million from August 31, 2021 when these same balances were approximately $52.9 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances.

If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $10.0 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of November 30, 2021, we had a U.S. dollar denominated monetary asset position of approximately $21.1 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $4.2 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

Our Barbados subsidiary also began facing a U.S. dollar illiquidity situation in fiscal 2020. The Barbados dollar has a conventional fixed-peg currency arrangement, in which the Barbados dollar exchange rate is fixed to the U.S. dollar. Thus, we do not expect a devaluation of this currency at this time. As of November 30, 2021, our Barbados subsidiary had Barbados dollar denominated cash and cash equivalents measured in U.S. dollars of approximately $3.3 million, which could not be readily converted to U.S. dollars for general use within the Company. However, this balance has decreased significantly from the $12.4 million balance as of August 31, 2021.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees, and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and the opportunity for growth. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we increase our technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well-positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services.

Growth

As we look to the future, our Company is focused on three major drivers of growth:

•Real Estate – New Clubs and Distribution facilities

•Membership Value

•Incremental sales generated from PriceSmart.com and digital and online capabilities

Real Estate - New Clubs and Distribution Facilities. We continue to actively seek opportunities to expand our geographic footprint for brick-and-mortar warehouse clubs. Our 50th club is scheduled to open in Jamaica in April 2022. We intend to continue, and even accelerate, our current pace of club growth over the next 3-5 years and to continue to explore and evaluate opportunities in new markets. Our growth strategy, as it pertains to real estate, includes physical distribution centers of various types to most efficiently support the flow of merchandise from the supplier to the Member, be it sales generated from the clubs or through PriceSmart.com. Also, the need for optionality in today’s world has proven essential. Therefore, we plan to make appropriate investments in our distribution network to maximize efficiencies, minimize supply chain disruption, and to provide optimal support for a growing e-commerce business. In addition to our distribution center in Miami, Florida, we also operate a regional distribution center in Costa Rica and are actively considering others. We also intend to expand our network of Produce Distribution Centers. In some cases, these facilities also provide the opportunity to capture efficiencies by centralizing certain production activities, such as bakery, meat processing, packaging and labeling.

Membership Value. Driving membership value leads to a higher membership base, the opportunity to increase the membership fee when appropriate, and contributes to the bottom line of the business. We focus on growth of our membership base, member renewal rates and spend per Member as part of how we determine how Members see our value. By adding more benefits that Members can only obtain with us, we expect to see growth in Membership income. Recent examples include: additional services such as the ability for all of our Members to transact on PriceSmart.com; Click & Go™ curbside pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the member and additional members of their families and deeply discounted eyeglass frames, Audiology services with free hearing exams and deeply discounted hearing aids, and Pharmacy, which provides a significant convenience to our Members.

Another driver of Membership value is our private label offering, which we are working to expand. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits including support of local communities in which we operate by developing industry and creating direct and indirect jobs, mitigation of foreign currency exchange risk, local currency procurement, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members whether they choose to shop on-line, in-club, or both.

Incremental sales generated from PriceSmart.com and digital and online capabilities. Members continue to seek all the great value our distinct business model provides in terms of quality, pricing and an exciting experience. However, there is a growing expectation of consumers in our markets for convenience. We continue to build capabilities and our offerings on PriceSmart.com. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Together with data analytics, we have been able to provide our Members with enhancements to the membership experience. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future.

Financial highlights for the first quarter of fiscal year 2022 included:

•Total revenues increased 11.2% over the comparable prior year period.

•Net merchandise sales increased 12.6% over the comparable prior year period. We ended the quarter with 49 warehouse clubs compared to 46 warehouse clubs at the end of the first quarter of fiscal 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 1.0% versus the comparable three-month period.

•Comparable net merchandise sales (that is, sales in the 46 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended November 28, 2021 increased 9.4%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.0%.

•Membership income for the first quarter of fiscal 2022 increased 11.2% to $14.8 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.9% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16%, a decrease of 10 basis points (0.1%) from the same period in the prior year.

•Operating income for the first quarter of fiscal 2022 was $46.0 million, an increase of 3.3%, or $1.5 million, compared to the first quarter of fiscal 2021.

•We recorded a $1.4 million gain in Other income (expense), net, primarily from a $2.7 million gain from the sale of Aeropost, Inc., partially offset by a $1.9 million loss from foreign currency transactions, in the first quarter of fiscal 2022 compared to a $1.5 million net currency loss in the same period last year. The gain from the sale of Aeropost, net of tax, resulted in a $1.5 million net income gain and contributed $0.05 to basic and diluted net income per share in the first quarter of fiscal 2022.

•Our effective tax rate increased in the first quarter of fiscal 2022 to 34.1% from 32.9% in first quarter of fiscal 2021, primarily related to changes in uncertain tax positions.

•Net income attributable to PriceSmart for the first quarter of fiscal 2022 was $30.5 million, or $0.98 per diluted share, compared to $27.7 million, or $0.90 per diluted share, in the first quarter of fiscal 2021.

COMPARISON OF THE three months ended NOVEMBER 30, 2021 and 2020

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2021 with the three-month period ended on November 30, 2020 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2021 and November 30, 2020.

	Three Months Ended
	November 30, 2021				November 30, 2020
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$560,596	59.4%	$75,556	15.6%	$485,040	57.8%
Caribbean	268,334	28.4	13,728	5.4	254,606	30.4
Colombia	115,113	12.2	16,390	16.6	98,723	11.8
Net merchandise sales	$944,043	100.0%	$105,674	12.6%	$838,369	100.0%

Comparison of Three Months Ended November 30, 2021 and November 30, 2020

Overall, total net merchandise sales grew 12.6% for the first quarter. The increase resulted from an 11.3% increase in transactions and a 1.2% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs and Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 49 clubs in operation as of November 30, 2021 compared to 46 clubs as of November 30, 2020.

Net merchandise sales in our Central America segment increased 15.6% for the three-months ended November 30, 2021. The increase had a 900 basis point (9.0%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the three-month period. We added one new club to the segment when compared to the comparable prior-year periods. We opened our fifth club in Guatemala in October 2021.

Net merchandise sales in our Caribbean segment increased 5.4% for the first quarter. The increase for the quarter had a 160 basis point (1.6%) positive impact on net merchandise sales growth. Our Dominican Republic market continued its strong performance in the quarter with 16.8% growth. Our Aruba and Jamaica markets also showed strong performance this quarter with 12.4% and 10.7% growth, respectively. This strong performance was offset by our Trinidad market which had declines in net merchandise sales for the same period. Trinidad sales were adversely affected by our measured approach to rebalance our merchandise mix following the reopening of the economy from the pandemic restrictions, and we generally continue to manage our imports to be in line with the amounts of U.S. dollars we expect to source in Trinidad. Net merchandise sales growth for Trinidad improved during the first quarter of fiscal year 2022 compared to the fourth quarter of fiscal 2021 as the Trinidad government lifted restrictions on sales of non-essential merchandise, but sales have still not returned to the level we achieved in the first quarter of fiscal 2021. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more information regarding the impact on us of the illiquidity of the Trinidad dollar.

Net merchandise sales in our Colombia segment increased 16.6% for the first quarter. This increase had a 200 basis point (2.0%) basis point positive impact on total net merchandise sales growth. The primary driver of the increased revenue for the quarter was the addition of two clubs to the segment when compared to the comparable prior year period. We opened our eighth club in Colombia in December 2020 and our ninth club in Colombia in November 2021.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three-month period ended November 30, 2021. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	November 30, 2021
	Amount	% change
Central America	$(6,642)	(1.4)%
Caribbean	874	0.4
Colombia	(2,649)	(2.7)
Net merchandise sales	$(8,417)	(1.0)%

Overall, the effects of currency fluctuations within our markets had an approximately $8.4 million, or 100 basis point (1.0%), negative impact on net merchandise sales for the quarter ended November 30, 2021.

Currency fluctuations had a $6.6 million, or 140 basis point (1.4%), negative impact on net merchandise sales in our Central America segment for the quarter ended November 30, 2021. These currency fluctuations contributed approximately 80 basis points (0.8%) of the total negative impact on total net merchandise sales for the current period. The Costa Rica Colón depreciated significantly against the dollar as compared to the same three-month period a year ago, and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $0.9 million, or 40 basis point (0.4%), positive impact on net merchandise sales in our Caribbean segment for the quarter ended November 30, 2021. These currency fluctuations contributed approximately 10 basis points (0.1%) of positive impact on total net merchandise sales for the period. The Dominican Republic experienced currency appreciation when compared to the same period last year.

Currency fluctuations had a $2.6 million, or 270 basis point (2.7%), negative impact on net merchandise sales in our Colombia segment for the quarter. These currency fluctuations contributed approximately 30 basis points (0.3%) of the total negative impact on total net merchandise sales for the quarter.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during calendar year 2021 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 46 warehouse clubs for the thirteen-week period ended November 28, 2021.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen-week period ended November 28, 2021 and November 29, 2020 compared to the prior year.

	Thirteen Weeks Ended
	November 28, 2021	November 29, 2020
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	14.1%	(0.7)%
Caribbean	5.0	9.9
Colombia	(2.8)	8.6
Consolidated comparable net merchandise sales	9.4%	3.6%

Comparison of Thirteen-Week Periods Ended November 28, 2021 and November 29, 2020

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended November 28, 2021 increased 9.4%.

Comparable net merchandise sales in our Central America segment increased 14.1% for the thirteen-week period ended November 28, 2021. All of our markets in Central America had positive comparable net merchandise sales growth and this increase contributed approximately 820 basis points (8.2%) of positive impact in total comparable merchandise sales for the period.

Comparable net merchandise sales in our Caribbean segment increased 5.0% for the thirteen-week period ended November 28, 2021. The increase contributed approximately 150 basis points (1.5%) of positive impact on total comparable merchandise sales for the period.

Our Dominican Republic market continued its strong performance in the thirteen-week period with 16.8% comparable sales growth. Our Aruba and Jamaica markets also showed strong performance this quarter with 12.9% and 7.7% comparable sales growth, respectively. This strong performance was offset by our Trinidad market, which declined in comparable net merchandise sales by 6.2% for the thirteen-week period. Trinidad sales were adversely affected during most of the first quarter because we limited merchandise shipments to the market due to the ongoing U.S. dollar illiquidity situation. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad illiquidity situation.

Comparable net merchandise sales in our Colombia segment decreased 2.8% for the thirteen-week period ended November 28, 2021. This decrease contributed approximately 30 basis points (0.3%) of negative impact in total comparable merchandise sales for the period. The decrease in Colombia during the current quarter was primarily due to the foreign currency devaluation and sales transfers from existing clubs included in the comparable net merchandise sales calculation to new clubs not included in the calculation.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change for the thirteen-week period ended November 28, 2021.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	November 28, 2021
	Amount	% change
Central America	$(6,800)	(1.4)%
Caribbean	867	0.3
Colombia	(2,538)	(2.5)
Consolidated comparable net merchandise sales	$(8,471)	(1.0)%

Overall, the mix of currency fluctuations within our markets had an approximately $8.5 million, or 100 basis point (1.0%) negative impact on comparable net merchandise sales for the thirteen-week period ended November 28, 2021.

Currency fluctuations within our Central America segment contributed approximately 80 basis points (0.8%) of negative impact in total comparable merchandise sales for the thirteen-week period. Our Costa Rica market was the main contributor as the market experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Caribbean segment contributed approximately 10 basis points (0.1%) points of positive impact in total comparable merchandise sales for the thirteen-week period. Our Dominican Republic market experienced currency appreciation, which was partially offset by our Jamaica market, which experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Colombia segment contributed approximately 30 basis points (0.3%) of negative impact in total comparable merchandise sales for the thirteen-week period. This reflects the movement of the Colombian peso’s foreign currency exchange rate when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	November 30,				November 30,
	2021				2020
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,776	$901	11.4%	1.6%	$7,875
Membership income - Caribbean	3,973	262	7.1	1.5	3,711
Membership income - Colombia	2,042	329	19.2	1.8	1,713
Membership income - Total	$14,791	$1,492	11.2%	1.6%	$13,299

Number of accounts - Central America	917,929	78,542	9.4%		839,387
Number of accounts - Caribbean	432,144	4,273	1.0		427,871
Number of accounts - Colombia	341,412	27,252	8.7		314,160
Number of accounts - Total	1,691,485	110,067	7.0%		1,581,418

Comparison of Three Months Ended November 30, 2021 and November 30, 2020

The number of Member accounts as of November 30, 2021 was 7.0% higher than the prior year period. Membership income increased 11.2% over the three-month period ended November 30, 2021, compared to the prior-year period.

Membership income increased across all of our operating segments in the three months ended November 30, 2021. The consolidated increase in membership income is due to an increasing membership base since the start of fiscal year 2021. Since August 31, 2021, all segments have increased their membership base. Central America had the largest increase in membership in the first three months of fiscal year 2022, with 9.4% growth, due primarily to the opening of our fifth club in Guatemala in November 2021, followed by Colombia with an 8.7% increase due primarily to the opening of our ninth club in that country and the Caribbean with a 1.0% increase.

We now offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 6.5% of our total membership base as of November 30, 2021, an increase from 5.3% as of November 30, 2020. Platinum Members tend to have higher renewal rates than our Diamond Members.

Our trailing twelve-month renewal rate was 89.0% and 81.9% for the periods ended November 30, 2021 and November 30, 2020, respectively. The COVID-19 pandemic caused a decrease in in-club traffic in the first quarter of fiscal year 2021, resulting in fewer in-club visits and thus fewer renewals as most of our renewals occur in the warehouse club. However, approximately 15% and 11% of our membership sign-ups were completed using our online platform for the three-month periods ended November 30, 2021 and November 30, 2020, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships, as well as improving our digital connection with our Members.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2021			November 30, 2020
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$3,307	$(9,348)	(73.9)%	$12,655
Miscellaneous income	2,046	549	36.7	1,497
Rental income	635	(96)	(13.1)	731
Other revenue	$5,988	$(8,895)	(59.8)%	$14,883

Comparison of Three Months Ended November 30, 2021 and November 30, 2020

The primary driver of the decrease in other revenue for the quarter is due to the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021. For additional information on the results of the disposition, refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.”

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2021	November 30, 2020	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$944,043	$838,369	$105,674
Total gross margin	$150,850	$134,750	$16,100
Total gross margin percentage	16.0%	16.1%	(0.1)%

Revenues
Total revenues	$975,356	$877,432	$97,924
Percentage change from prior period			11.2%

Comparable net merchandise sales
Total comparable net merchandise sales increase	9.4%	3.6%	5.8%

Total revenue margin
Total revenue margin	$170,287	$157,556	$12,731
Total revenue margin percentage	17.4%	18.0%	(0.6)%

Selling, general and administrative
Selling, general and administrative	$124,270	$113,025	$11,245
Selling, general and administrative percentage of total revenues	12.7%	12.9%	(0.2)%

Warehouse clubs
Warehouse clubs at period end	49	46	3
Warehouse club sales square feet at period end	2,424	2,267	157

	Three Months Ended
	November 30,	% of	November 30,	% of
Results of Operations Consolidated	2021	Total Revenue	2020	Total Revenue
Operating income- by segment
Central America	$43,379	4.4%	$34,445	3.9%
Caribbean	19,878	2.0	21,594	2.5
Colombia	6,378	0.7	5,565	0.6
United States	6,257	0.7	5,742	0.7
Reconciling Items (1)	(29,875)	(3.1)	(22,815)	(2.6)
Operating income - Total	$46,017	4.7%	$44,531	5.1%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	November 30,	% of	November 30,	% of
	2021	Total Revenue	2020	Total Revenue
Warehouse club and other operations	$91,196	9.4%	$84,832	9.7%
General and administrative	31,693	3.2	27,521	3.1
Pre-opening expenses	970	0.1	602	0.1
Loss on disposal of assets	411	—	70	—
Total Selling, general and administrative	$124,270	12.7%	$113,025	12.9%

Comparison of Three Months Ended November 30, 2021 and November 30, 2020 —

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the three months ended November 30, 2021 was 16.0%, 10 basis points (0.1%) lower than the comparable prior year period. The primary driver of the decrease for the quarter was a decrease in sales in Trinidad, where our gross margins have recently been higher because of the foreign currency exchange premium we include in prices we charge there due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity of the Trinidad dollar. Trinidad sales were adversely affected by our measured approach to rebalance our merchandise mix following the reopening of the economy from the pandemic restrictions, and we generally continue to manage our imports to be in line with the amounts of U.S. dollars we expect to source in Trinidad.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin decreased 60 basis points (0.6%) for the three months ended November 30, 2021 compared to the prior-year period, which is primarily the result of lower revenue margins from our casillero and marketplace business of 50 basis points (0.5%) along with the lower total gross margins of 10 basis points (0.1%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $11.2 million compared to the prior year but decreased as a percentage of total revenue, declining 20 basis points (0.2%) to 12.7% of total revenue compared to 12.9% of total revenues for the first quarter of fiscal year 2021.

Warehouse club and other operations expenses decreased to 9.4% of total revenues for the first quarter of fiscal year 2022 compared to 9.7% for the first quarter of fiscal year 2021 primarily due to 40 basis points (0.40%) of lower operations expenses from our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. This decrease was partially offset by 10 basis points (0.10%) from the new clubs in Colombia and Guatemala that had not reached sales maturity as of November 30, 2021.

General and administrative expenses increased to 3.2% of total revenues for the current quarter compared to 3.1% for the first quarter of fiscal year 2021. The 10 basis point (0.1%) increase is primarily due to a 20 basis point (0.2%) increase from our continued investments to support our technology development, talent acquisition, and employee development offset by a 10 basis point (0.1%) decrease from the reduction in general and administrative expenses due to the sale of Aeropost. Given our strategic initiatives, we anticipate that we will continue to make investments at comparable levels (as a percentage of revenue) to further our omni-channel, technology and employee development initiatives.

Operating income in the first quarter of fiscal year 2022 increased to $46.0 million (4.7% of total revenue) compared to $44.5 million (5.1% of total revenue) for the same period last year.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	November 30,		November 30,
	2021		2020
	Amount	Change	Amount
Interest expense on loans	$1,335	$(390)	$1,725
Interest expense related to hedging activity	850	(75)	925
Less: Capitalized interest	(595)	22	(617)
Net interest expense	$1,590	$(443)	$2,033

Comparison of Three Months Ended November 30, 2021 and November 30, 2020

Net interest expense decreased for the three-month period ended November 30, 2021 primarily due to lower short-term borrowings compared to the comparable prior year period. We drew down on short-term lines of credit in the first quarter of fiscal year 2021 as a part of our efforts to secure adequate cash to cover contingencies arising from COVID-19 related risks.

Other Income (Expense), Net

Other income (expense), net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	November 30,			November 30,
	2021			2020
	Amount	Increase from prior year	% Change	Amount
Other income (expense), net	$1,409	$2,954	191.2%	$(1,545)

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

Comparison of Three Months Ended November 30, 2021 and 2020

For the three-months ended November 30, 2021 the primary driver of Other income (expense), net included a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021. This gain was partially offset by a $1.9 million loss associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar and from exchange transactions.

The primary foreign currency impacts during the quarter were higher transaction costs associated with converting Trinidad dollars into available tradeable currencies such as Euros or Canadian dollars before converting them to U.S. dollars. Additionally, the devaluation of the Colombian Peso resulted in a loss recognized on our net U.S. dollar liability position in that market. These losses were partially offset by a devaluation of the Jamaican dollar, which resulted in a gain recognized on our U.S. dollar asset position in that market.

Provision for Income Taxes

	Three Months Ended
	November 30,		November 30,
	2021		2020
	Amount	Increase from prior year	Amount
Provision for income taxes	$15,814	$2,196	$13,618
Effective tax rate	34.1%		32.9%

Comparison of Three Ended November 30, 2021 and November 30, 2020

For the three months ended November 30, 2021, the effective tax rate was 34.1% compared to 32.9% for the prior year period. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable benefit from recurring items of 0.5%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and

•A comparably unfavorable net tax impact from non-recurring items of 1.7%, primarily related to changes in uncertain tax positions.

Other Comprehensive Income (Loss)

	Three Months Ended
	November 30,			November 30,
	2021			2020
	Amount	Change	% Change	Amount
Other comprehensive income (loss)	$(6,131)	$(9,293)	(293.9)%	$3,162

Comparison of Three Months Ended November 30, 2021 and November 30, 2020

Our other comprehensive loss of approximately $6.1 million for the first quarter of fiscal year 2022 resulted primarily from the comprehensive loss of approximately $8.1 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, offset by approximately $2.0 million related to unrealized gains on changes in our derivative obligations. For the first quarter of fiscal year 2022, the Colombia Peso, Costa Rica Colón and Jamaican Dollar exchange rate with the U.S. Dollar declined significantly.

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

	November 30,	August 31,
	2021	2021
Amounts held by foreign subsidiaries	$174,429	$160,808
Amounts held domestically	18,171	54,671
Total cash and cash equivalents, including restricted cash	$192,600	$215,479

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	November 30,	August 31,
	2021	2021
Amounts held by foreign subsidiaries	$39,201	$50,233
Amounts held domestically	—	—
Total short-term investments	$39,201	$50,233

As of November 30, 2021 and August 31, 2021, certificates of deposit with a maturity of over one year held by our foreign subsidiaries and domestically were $0 and $1.5 million, respectively.

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

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
	2021	2020	Change
Net cash used in operating activities	$(13,339)	$(17,773)	$4,434
Net cash used in investing activities	(12,050)	(50,310)	38,260
Net cash provided by (used in) financing activities	1,198	(22,198)	23,396
Effect of exchange rates	1,312	(1,095)	2,407
Net increase in cash and cash equivalents	$(22,879)	$(91,376)	$68,497

Net cash used in operating activities totaled $13.3 million and $17.8 million for the three months ended November 30, 2021 and November 30, 2020, respectively. The decrease in net cash used is primarily a result of the increase in profits during the quarter when compared to the prior year, with changes in operating assets and liabilities largely offsetting each other. However, inventory was $500.8 million as of November 30, 2021, compared with $389.7 million and $373.2 million at August 31, 2021 and November 30, 2020, respectively. The increase over the balances as of November 30, 2021 reflects our efforts to bring our inventory levels in-line with our sales trends. In addition, we have made strategic investments in inventory to avoid future out-of-stocks on high volume items that have been impacted from container, commodity, and electronic part shortages. Lastly, we have two additional clubs in the current year.

Net cash used in investing activities totaled $12.1 million and $50.3 million for the three months ended November 30, 2021 and November 30, 2020. The decrease is primarily the result of a decrease in purchases of certificates of deposits compared to the same three-month period a year-ago, primarily due to the significant improvement (decrease) in our balance of Trinidad dollars on hand. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market.

Net cash provided by financing activities totaled $1.2 million and net cash used in financing activities was $22.2 million for the three months ended November 30, 2021 and November 30, 2020, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $23.4 million shift from cash used in, to cash provided by financing activities is primarily the result of higher net repayments of short-term debt compared to the same three-month period a year-ago, when we were repaying short-term facilities accessed at the early stages of the COVID-19 pandemic.

The following table summarizes the dividends declared and paid during fiscal year 2021 (amounts are per share).

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/4/2021	$0.70	2/15/2021	2/26/2021	0.35	8/15/2021	8/31/2021	0.35

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the three-months ended November 30, 2021, we reissued approximately 9,000 treasury shares.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions in the three months ended November 30, 2021.

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

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $11.1 million and $9.7 million as of November 30, 2021 and August 31, 2021, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.1 million and $11.0 million and deferred tax assets of $3.5 million and $3.3 million as of November 30, 2021 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that we will be successful in recovering all tax receivables or deferred tax assets.

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

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of our goodwill. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $45.3 million of certain acquired goodwill, the fair value was greater than the carrying value; any deterioration in the fair value may result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

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

Information about the financial impact of foreign currency exchange rate fluctuations for the three-month period ended November 30, 2021 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three-month period ended November 30, 2021 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three-month period ended November 30, 2021 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended November 30, 2021, the Company repurchased 31,551 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the first quarter of fiscal year 2022. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2021 - September 30, 2021	—	—	—	N/A
October 1, 2021 - October 31, 2021	31,437	$77.12	—	N/A
November 1, 2021 - November 30, 2021	114	$72.65	—	N/A
Total	31,551	$77.11	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
10.1 *	Amended and Restated Employment Agreement dated September 1, 2021 between Nicolas Maslowski and the Company.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	January 6, 2022	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	January 6, 2022	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)