Form 10-Q
period 2022-02-28
PRICESMART INC
filed 2022-04-07
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

The registrant had 30,873,938 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2022.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of February 28, 2022 and the consolidated balance sheet as of August 31, 2021, the unaudited consolidated statements of income for the three and six months ended February 28, 2022 and 2021, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2022 and 2021, the unaudited consolidated statements of equity for the three and six months ended February 28, 2022 and 2021, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2022 and 2021 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28,
	2022	August 31,
	(Unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$178,705	$202,060
Short-term restricted cash	4,172	3,647
Short-term investments	26,933	50,233
Receivables, net of allowance for doubtful accounts of $52 as of February 28, 2022 and $94 as of August 31, 2021, respectively	15,001	12,359
Merchandise inventories	470,313	389,711
Prepaid expenses and other current assets (includes $1,566 and $0 as of February 28, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	46,156	39,194
Total current assets	741,280	697,204
Long-term restricted cash	12,036	9,772
Property and equipment, net	753,671	730,204
Operating lease right-of-use assets, net	115,290	123,655
Goodwill	43,334	45,095
Other intangibles, net	1,542	7,762
Deferred tax assets	26,258	24,225
Other non-current assets (includes $4,583 and $2,464 as of February 28, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	69,399	57,329
Investment in unconsolidated affiliates	10,520	10,544
Total Assets	$1,773,330	$1,705,790
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$15,342	$—
Accounts payable	380,778	388,791
Accrued salaries and benefits	32,239	41,896
Deferred income	30,793	26,898
Income taxes payable	10,164	8,310
Other accrued expenses and other current liabilities	42,240	39,736
Operating lease liabilities, current portion	6,808	8,526
Dividends payable	13,430	—
Long-term debt, current portion	28,761	19,395
Total current liabilities	560,555	533,552
Deferred tax liability	1,946	1,568
Long-term income taxes payable, net of current portion	5,602	4,160
Long-term operating lease liabilities	122,602	129,256
Long-term debt, net of current portion	120,057	110,110
Other long-term liabilities (includes $958 and $3,010 for the fair value of derivative instruments and $7,726 and $7,380 for post-employment plans as of February 28, 2022 and August 31, 2021, respectively)	8,684	10,930
Total Liabilities	819,446	789,576

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,626,219 and 31,467,971 shares issued and 30,871,179 and 30,755,308 shares outstanding (net of treasury shares) as of February 28, 2022 and August 31, 2021, respectively	3	3
Additional paid-in capital	473,277	465,015
Accumulated other comprehensive loss	(184,413)	(182,508)
Retained earnings	694,186	658,919
Less: treasury stock at cost, 755,040 shares as of February 28, 2022 and 712,663 shares as of August 31, 2021	(29,169)	(26,084)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	953,884	915,345
Noncontrolling interest in consolidated subsidiaries	—	869
Total Stockholders' Equity	953,884	916,214
Total Liabilities and Equity	$1,773,330	$1,705,790

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Revenues:
Net merchandise sales	$1,011,896	$898,404	$1,955,939	$1,736,773
Export sales	8,674	9,706	19,208	20,587
Membership income	15,071	13,799	29,862	27,098
Other revenue and income	2,916	15,660	8,904	30,543
Total revenues	1,038,557	937,569	2,013,913	1,815,001
Operating expenses:
Cost of goods sold:
Net merchandise sales	853,633	755,108	1,646,826	1,458,727
Export sales	8,215	9,315	18,282	19,748
Non-merchandise	—	6,268	1,809	12,092
Selling, general and administrative:
Warehouse club and other operations	93,993	90,449	185,189	175,281
General and administrative	33,951	31,270	65,644	58,791
Pre-opening expenses	130	48	1,100	650
Loss on disposal of assets	313	132	724	202
Total operating expenses	990,235	892,590	1,919,574	1,725,491
Operating income	48,322	44,979	94,339	89,510
Other income (expense):
Interest income	549	445	1,067	936
Interest expense	(2,438)	(2,228)	(4,028)	(4,261)
Other income (expense), net	(819)	(292)	590	(1,837)
Total other expense	(2,708)	(2,075)	(2,371)	(5,162)
Income before provision for income taxes and loss of unconsolidated affiliates	45,614	42,904	91,968	84,348
Provision for income taxes	(14,139)	(14,565)	(29,953)	(28,183)
Loss of unconsolidated affiliates	(14)	(12)	(24)	(21)
Net income	31,461	28,327	61,991	56,144
Less: net income attributable to noncontrolling interest	—	(91)	(19)	(171)
Net income attributable to PriceSmart, Inc.	$31,461	$28,236	$61,972	$55,973
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$1.03	$0.92	$2.01	$1.82
Diluted	$1.03	$0.92	$2.01	$1.82
Shares used in per share computations:
Basic	30,578	30,376	30,565	30,387
Diluted	30,582	30,404	30,593	30,412

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Net income	$31,461	$28,327	$61,991	$56,144
Less: net income attributable to noncontrolling interest	—	(91)	(19)	(171)
Net income attributable to PriceSmart, Inc.	$31,461	$28,236	$61,972	$55,973

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	2,413	(2,331)	(5,718)	430
Defined benefit pension plan:
Net gain arising during period	20	2	37	62
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	30	33	64	66
Total defined benefit pension plan	50	35	101	128
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	883	(75)	(418)	1,155
Unrealized gains on change in fair value of interest rate swaps	880	1,251	4,130	329
Total derivative instruments	1,763	1,176	3,712	1,484
Other comprehensive income (loss)	4,226	(1,120)	(1,905)	2,042
Comprehensive income	35,687	27,116	60,067	58,015
Less: comprehensive income attributable to noncontrolling interest	—	27	3	58
Comprehensive income attributable to PriceSmart, Inc.	$35,687	$27,089	$60,064	$57,957

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at November 30, 2020	31,396	$3	$450,666	$(173,658)	$610,224	658	$(21,068)	$866,167	$1,124	$867,291
Purchase of treasury stock	—	—	—	—	—	17	(1,713)	(1,713)	—	(1,713)
Issuance of restricted stock award	56	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,215	—	—	—	—	4,215	—	4,215
Dividend paid to stockholders	—	—	—	—	(10,762)	—	—	(10,762)	(259)	(11,021)
Dividend payable to stockholders	—	—	—	—	(10,755)	—	—	(10,755)	—	(10,755)
Net income	—	—	—	—	28,236	—	—	28,236	91	28,327
Other comprehensive income (loss)	—	—	—	(1,120)	—	—	—	(1,120)	27	(1,093)
Balance at February 28, 2021	31,452	$3	$454,881	$(174,778)	$616,943	675	$(22,781)	$874,268	$983	$875,251

Balance at November 30, 2021	31,598	$3	$469,170	$(188,639)	$689,430	736	$(27,818)	$942,146	$—	$942,146
Purchase of treasury stock	—	—	—	—	—	19	(1,351)	(1,351)	—	(1,351)
Issuance of restricted stock award	31	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,107	—	—	—	—	4,107	—	4,107
Dividend paid to stockholders	—	—	—	—	(13,275)	—	—	(13,275)	—	(13,275)
Dividend payable to stockholders	—	—	—	—	(13,430)	—	—	(13,430)	—	(13,430)
Net income	—	—	—	—	31,461	—	—	31,461	—	31,461
Other comprehensive income	—	—	—	4,226	—	—	—	4,226	—	4,226
Balance at February 28, 2022	31,626	$3	$473,277	$(184,413)	$694,186	755	$(29,169)	$953,884	$—	$953,884

See accompanying notes

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	24	(2,239)	(2,239)	—	(2,239)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	133	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,290	—	—	—	—	8,290	—	8,290
Dividend paid to stockholders	—	—	—	—	(10,762)	—	—	(10,762)	(259)	(11,021)
Dividend payable to stockholders	—	—	—	—	(10,755)	—	—	(10,755)	—	(10,755)
Net income	—	—	—	—	55,973	—	—	55,973	171	56,144
Other comprehensive income	—	—	—	2,042	—	—	—	2,042	58	2,100
Balance at February 28, 2021	31,452	$3	$454,881	$(174,778)	$616,943	675	$(22,781)	$874,268	$983	$875,251

Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	51	(3,784)	(3,784)	—	(3,784)
Issuance of treasury stock	(9)	—	(699)	—	—	(9)	699	—	—	—
Issuance of restricted stock award	171	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,674	—	—	—	—	8,674	—	8,674
Dividend paid to stockholders	—	—	—	—	(13,275)	—	—	(13,275)	—	(13,275)
Dividend payable to stockholders	—	—	—	—	(13,430)	—	—	(13,430)	—	(13,430)
Net income	—	—	—	—	61,972	—	—	61,972	19	61,991
Other comprehensive income (loss)	—	—	—	(1,905)	—	—	—	(1,905)	3	(1,902)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at February 28, 2022	31,626	$3	$473,277	$(184,413)	$694,186	755	$(29,169)	$953,884	$—	$953,884

See accompanying notes

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28,	February 28,
	2022	2021
Operating Activities:
Net income	$61,991	$56,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,701	31,765
Allowance for doubtful accounts	12	31
Loss on sale of property and equipment	724	202
Deferred income taxes	(2,124)	(1,997)
Equity in losses of unconsolidated affiliates	24	21
Stock-based compensation	8,674	8,290
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(19,503)	10,156
Merchandise inventories	(80,608)	(29,728)
Accounts payable	(9,811)	(45,157)
Net cash provided by (used in) operating activities	(7,920)	29,727
Investing Activities:
Proceeds from the disposal of Aeropost, net of divested cash	4,959	—
Additions to property and equipment	(60,468)	(47,170)
Purchases of short-term investments	(17,658)	(51,314)
Proceeds from settlements of short-term investments	41,075	16,158
Purchases of long-term investments	—	(1,477)
Proceeds from settlements of long-term investments	1,484	1,477
Proceeds from disposal of property and equipment	77	50
Net cash used in investing activities	(30,531)	(82,276)
Financing Activities:
Proceeds from long-term bank borrowings	30,180	3,000
Repayment of long-term bank borrowings	(10,969)	(8,467)
Proceeds from short-term bank borrowings	20,179	—
Repayment of short-term bank borrowings	(4,488)	(41,916)
Cash dividend payments	(13,275)	(11,021)
Purchase of treasury stock	(3,784)	(2,239)
Other financing activities	—	(171)
Net cash provided by (used in) financing activities	17,843	(60,814)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	42	(2,629)
Net decrease in cash, cash equivalents	(20,566)	(115,992)
Cash, cash equivalents and restricted cash at beginning of period	215,479	303,771
Cash, cash equivalents and restricted cash at end of period	$194,913	$187,779

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$8,369	$11,529

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(UNAUDITED—AMOUNTS IN THOUSANDS)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28,	February 28,
	2022	2021
Cash and cash equivalents	$178,705	$180,179
Short-term restricted cash	4,172	736
Long-term restricted cash	$12,036	$6,864
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$194,913	$187,779

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2022

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping and services offered both online and at warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of February 28, 2022, the Company had 49 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three in Honduras; two each in El Salvador and Nicaragua; and one each in Aruba, Barbados, Jamaica and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open a warehouse club in Portmore, Jamaica in April 2022 and a warehouse club in Medellín, Colombia that is anticipated to open in the summer of 2023. Once these two new clubs are open, the Company will operate at least 51 warehouse clubs, depending on the timing of the development and construction of other warehouse club projects in our pipeline. Our operating segments are the United States, Central America, the Caribbean and Colombia.

PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:

1.Expand Real Estate (new clubs and distribution facilities),

2.Increase Membership Value; and

3.Drive Incremental Sales via PriceSmart.com and enhanced online, digital and technological capabilities.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of February 28, 2022 are listed below:

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

The Company disposed of its entire ownership in Aeropost to an unrelated third party. However, as part of the consideration of the sale, Aeropost will provide $2.0 million of logistical services to the Company as needed for 36 months. The Company recorded a pre-tax gain from the sale of Aeropost of $2.7 million in the first quarter of fiscal 2022 in Other income (expense), net in the consolidated statements of income.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28,	August 31,
	2022	2021
Short-term restricted cash	$4,172	$3,647
Long-term restricted cash	12,036	9,772
Total restricted cash(1)	$16,208	$13,419

(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $11.2 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $44.9 million as of February 28, 2022 and $52.9 million as of August 31, 2021.  The Company reviews reported goodwill and other intangibles at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In connection with the Aeropost disposal, we retained the intellectual property associated with our PriceSmart.com business. However, in conjunction with this disposal, we wrote off $1.7 million of goodwill, $4.4 million of other intangibles related to the Aeropost trademark, and $1.0 million of other intangibles related to the developed technology of Aeropost directly associated with Aeropost’s legacy marketplace and casillero business. These write-offs are included as part of the $2.7 million net pre-tax gain recorded during the first fiscal quarter of 2022 for the sale of Aeropost.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

In most countries where the Company operates, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $11.9 million and $9.7 million as of February 28, 2022 and August 31, 2021, respectively. In two other countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of February 28, 2022 and August 31, 2021, respectively and deferred tax assets of $3.7 million and $3.3 million as of February 28, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28,	August 31,
	2022	2021
Prepaid expenses and other current assets	$3,478	$3,173
Other non-current assets	36,045	28,437
Total amount of VAT receivables reported	$39,523	$31,610

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28,	August 31,
	2022	2021
Prepaid expenses and other current assets	$11,140	$11,491
Other non-current assets	21,072	18,872
Total amount of income tax receivables reported	$32,212	$30,363

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the six months ended February 28, 2022, the Company reissued approximately 9,000 treasury shares.

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2022 and August 31, 2021.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and six months ended February 28, 2022 and February 28, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Effect on other comprehensive income (loss) due to foreign currency translation	$2,413	$(2,331)	$(5,718)	$430

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

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Currency loss	$(1,775)	$(238)	$(3,638)	$(1,731)

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

  There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the six-month period ended February 28, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 28, 2022 that the Company expects to have a material impact on its consolidated financial statements.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its twelve countries.  The annual fee for a Platinum Membership is approximately $75. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31.  Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction.  Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.

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

	Contract Liabilities
	February 28, 2022	August 31, 2021
Deferred membership income	$29,584	$25,951
Other contract performance liabilities	$15,497	$7,871

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Foods & Sundries	$492,776	$448,751	$963,726	$867,127
Fresh Foods	289,122	257,505	558,797	492,794
Hardlines	120,335	110,712	232,274	223,496
Softlines	64,561	46,935	115,034	87,264
Other Business	45,102	34,501	86,108	66,092
Net Merchandise Sales	$1,011,896	$898,404	$1,955,939	$1,736,773

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

The following table sets forth the computation of net income per share for the three and six-months ended February 28, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Net income attributable to PriceSmart, Inc.	$31,461	$28,236	$61,972	$55,973
Less: Allocation of income to unvested stockholders	(78)	(117)	(600)	(580)
Net income attributable to PriceSmart, Inc. per share available for distribution	$31,383	$28,119	$61,372	$55,393
Basic weighted average shares outstanding	30,578	30,376	30,565	30,387
Add dilutive effect of performance stock units (two-class method)	4	28	28	25
Diluted average shares outstanding	30,582	30,404	30,593	30,412
Basic net income per share	$1.03	$0.92	$2.01	$1.82
Diluted net income per share	$1.03	$0.92	$2.01	$1.82

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2022 and 2021 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	N/A	$0.43	8/15/2022	N/A	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	N/A	$0.35	8/15/2021	8/31/2021	N/A	$0.35

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

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(5,718)	3	(5,715)
Defined benefit pension plans (1)	101	—	101
Derivative instruments (2)	3,712	—	3,712
Sale of Aeropost	—	(254)	(254)
Ending balance, February 28, 2022	$(184,413)	$—	$(184,413)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	430	58	488
Defined benefit pension plans (1)	128	—	128
Derivative Instruments (2)	1,484	—	1,484
Ending balance, February 28, 2021	$(174,778)	$192	$(174,586)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(7,837)	117	(7,720)
Defined benefit pension plans (1)	(230)	—	(230)
Derivative Instruments (2)	2,252	—	2,252
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28,	August 31,
	2022	2021
Retained earnings not available for distribution	$8,322	$8,022

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

Income Taxes

For interim reporting, the Company uses an estimated annual effective tax rate (AETR) to calculate income tax expense. Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating its ability to recover deferred tax assets in the jurisdictions from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the six months ended February 28, 2022.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2022 and August 31, 2021, the Company has recorded within other accrued expenses and other current liabilities a total of $1.8 million, respectively, for various non-income tax related tax contingencies.

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

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of February 28, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.7 million and $3.3 million as of February 28, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 28, 2022 and August 31, 2021, the Company had approximately $24.3 million and $16.2 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of February 28, 2022, the Company had entered into three land purchase agreements that, if completed, would result in the use of approximately $13.2 million in cash. In March 2022, the Company finalized the purchase of one of these parcels of land and began construction of a new club in El Poblado (Medellín), Colombia.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 28, 2022 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(43)	$6,975	$99	$7,074
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	116	3,545	785	4,330
Total		$6,809	$3,638	$73	$10,520	$884	$11,404

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
February 28, 2022 - Committed	$75,000	$—	$—	$75,000	—%
February 28, 2022 - Uncommitted	91,000	15,342	—	75,658	3.0
February 28, 2022 - Total	$166,000	$15,342	$—	$150,658	3.0%

August 31, 2021 - Committed	$40,000	$—	$97	$39,903	—%
August 31, 2021 - Uncommitted	91,000	—	—	91,000	—
August 31, 2021 - Total	$131,000	$—	$97	$130,903	—%

As of February 28, 2022 and August 31, 2021, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table provides the changes in long-term debt for the six months ended February 28, 2022:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2021	$19,395	$110,110	$129,505	(1)
Proceeds from long-term debt incurred during the period:
Guatemala subsidiary	—	4,204	4,204
Trinidad subsidiary	4,844	21,132	25,976
Repayments of long-term debt:
Guatemala subsidiary	(377)	—	(377)
Costa Rica subsidiary	(1,261)	(109)	(1,370)
Regularly scheduled loan payments	(3,487)	(5,735)	(9,222)
Reclassifications of long-term debt due in the next 12 months	9,657	(9,657)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(10)	112	102
Balances as of February 28, 2022	$28,761	$120,057	$148,818	(3)

(1)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $7.0 million and $153.5 million, respectively.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income (loss).

(3)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $6.4 million and $166.8 million, respectively.

As of February 28, 2022 and August 31, 2021, the Company had approximately $120.5 million and $103.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods. The net increase in long-term debt during the period is primarily attributable to a loan entered into by the Company’s Trinidad subsidiary, whereby it received $25.0 million in U.S. dollars, which it will pay back in Trinidad dollars (using a conversion rate fixed upon initial disbursement) over the four-year life of the loan.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2023	$28,761
2024	26,230
2025	36,009
2026	13,521
2027	11,189
Thereafter	33,108
Total	$148,818

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash Flow Hedges

As of February 28, 2022, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2022:

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

For the three and six months ended February 28, 2022 and February 28, 2021, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2022	$544	$908	$1,452
Interest expense for the three months ended February 28, 2021	$676	$953	$1,629
Interest expense for the six months ended February 28, 2022	$1,101	$1,757	$2,858
Interest expense for the six months ended February 28, 2021	$1,360	$1,878	$3,238

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	February 28,	August 31,
Floating Rate Payer (Swap Counterparty)	2022	2021
Union Bank	$31,981	$32,619
Citibank N.A.	58,692	51,032
Scotiabank	9,375	10,125
Total	$100,048	$93,776

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 28, 2022			August 31, 2021
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$4,583	$(1,378)	$3,205	$2,464	$(741)	$1,723
Cross-currency interest rate swaps	Other current assets	1,566	(472)	1,094	—	—	—
Interest rate swaps	Other long-term liabilities	(616)	146	(470)	(2,305)	535	(1,770)
Cross-currency interest rate swaps	Other long-term liabilities	(342)	103	(239)	(705)	212	(493)
Net fair value of derivatives designated as hedging instruments		$5,191	$(1,601)	$3,590	$(546)	$6	$(540)

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

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	4-Feb-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$5,000	3-Aug-22	February 4, 2022 - August 3, 2022

Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and six month periods ended February 28, 2022 and February 28, 2021.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)		Total
Three Months Ended February 28, 2022
Revenue from external customers	$8,722	$614,381	$293,680	$121,774		$—	$1,038,557
Intersegment revenues	372,536	5,030	1,333	779		(379,678)	—
Depreciation, Property and equipment	1,541	8,598	4,023	2,556		—	16,718
Amortization, Intangibles	380	—	—	—		—	380
Operating income (loss)	8,299	46,052	21,755	6,124		(33,908)	48,322
Net income (loss) attributable to PriceSmart, Inc.	3,176	38,750	17,624	5,819		(33,908)	31,461
Capital expenditures, net	1,298	13,361	14,974	3,702		—	33,335

Six Months Ended February 28, 2022
Revenue from external customers	$22,706	$1,185,885	$566,168	$239,154		$—	$2,013,913
Intersegment revenues	786,879	10,028	2,777	1,601		(801,285)	—
Depreciation, Property and equipment	2,006	16,898	8,041	4,920		—	31,865
Amortization, Intangibles	836	—	—	—		—	836
Operating income (loss)	14,556	89,431	41,633	12,502		(63,783)	94,339
Net income (loss) attributable to PriceSmart, Inc.	6,548	74,650	34,074	10,502		(63,802)	61,972
Long-lived assets (other than deferred tax assets)	74,001	497,585	212,418	176,911		—	960,915
Intangibles, net	1,542	—	—	—		—	1,542
Goodwill	8,982	24,309	10,043	—		—	43,334
Total assets	191,677	860,718	463,236	257,699		—	1,773,330
Capital expenditures, net	3,207	26,051	22,047	16,085		—	67,390

Three Months Ended February 28, 2021
Revenue from external customers	$22,768	$541,000	$260,169	$113,632	$		$937,569
Intersegment revenues	296,255	3,801	1,124	850		(302,030)	—
Depreciation, Property and equipment	1,784	7,683	3,858	2,362		—	15,687
Amortization, Intangibles	593	—	—	—		—	593
Operating income (loss)	2,028	40,362	20,766	6,439		(24,616)	44,979
Net income (loss) attributable to PriceSmart, Inc.	(1,545)	32,309	17,480	4,699		(24,707)	28,236
Capital expenditures, net	1,500	14,066	5,804	7,007			28,377

Six Months Ended February 28, 2021
Revenue from external customers	$46,385	$1,035,692	$518,685	$214,239		$—	$1,815,001
Intersegment revenues	646,358	8,537	2,270	1,979		(659,144)	—
Depreciation, Property and equipment	3,449	15,377	7,650	4,097		—	30,573
Amortization, Intangibles	1,192	—	—	—		—	1,192
Operating income (loss)	7,771	74,807	42,359	12,004		(47,431)	89,510
Net income (loss) attributable to PriceSmart, Inc.	(1,917)	61,547	34,650	9,295		(47,602)	55,973
Long-lived assets (other than deferred tax assets)	80,449	483,729	181,815	162,641		—	908,634
Intangibles, net	8,974	—	—	—		—	8,974
Goodwill	10,695	24,389	10,073	—		—	45,157
Total assets	201,726	770,899	430,327	227,884		—	1,630,836
Capital expenditures, net	2,718	21,610	8,262	15,546		—	48,136

As of August 31, 2021
Long-lived assets (other than deferred tax assets)	$79,404	$490,099	$197,030	$164,970		$—	$931,503
Intangibles, net	7,762	—	—	—		—	7,762
Goodwill	10,695	24,332	10,068	—		—	45,095
Total assets	246,896	795,940	434,428	228,526		—	1,705,790

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date as of February 28, 2022 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

Real Estate Transactions

In March 2022, the Company acquired land for approximately $7.0 million in Medellín, Colombia to open a new warehouse club. Construction has commenced and the club is anticipated to open in the summer of 2023. It will be the second warehouse club in Medellín and the tenth in Colombia.

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

PriceSmart began operations in 1996 in San Diego, California, with the intent to bring our U.S. style membership shopping warehouse club concept to emerging and developing countries. We currently operate 49 warehouse clubs in Central America, the Caribbean and Colombia. In all 13 markets, our Members are able to engage with us on social media and shop on our e-commerce platform, PriceSmart.com.

Member experience is our top priority. We rigorously limit the number of SKU’s in order to drive volume and leverage purchasing power for the benefit of our Members. Our curated selection offers a combination of specialty items that are imported and/or unique to our markets, locally and regionally-sourced goods, essential goods, direct-from-farm fresh produce and private label consumer products under the brand “Member’s Selection®”. Our Member’s Selection® offering allows us to maintain key quality items at lower prices and provides the opportunity to reduce supply chain risks. We also offer prepared foods and fresh-baked goods. Most merchandise is available for online ordering through PriceSmart.com and for delivery or contactless curbside pickup through our Click & Go™ service. We also offer well-being services such as Optical, Pharmacy and Audiology. Our clubs typically feature food courts and tire centers and services. We are also a significant provider of goods to small businesses in our markets that benefit from larger pack sizes and low pricing. We strive to continually enhance the value of our membership such that the value of the goods and services purchased and received by the Member far exceeds the cost of the membership.

Our warehouse clubs range in sales floor size from approximately 30,000 to 60,000 square feet. Our larger clubs are typically located in and around densely-populated major cities that include a large penetration of consumers with significant disposable income. Our smaller clubs tend to be in areas with less population density, but where there are significant opportunities to serve the population and supply and support businesses. We also have smaller format clubs in urban areas where it is difficult to secure sufficient real estate at a reasonable cost.

Data is one of our most valuable resources, and technology allows us to extract valuable membership and other information to enhance Member experience and benefits as well as plan for the future. We strategically invest in technology to enhance Member experience and convenience.

Our logistics and distribution infrastructure is key to maximizing efficiencies. We revise and upgrade our logistics and distribution systems to continually capture efficiencies as our business grows in sales volume, in geography and through activity generated by e-commerce. We utilize regional distribution centers in the U.S. and Costa Rica as well as several local distribution centers to distribute merchandise efficiently and to create flexibility to mitigate the risk of supply-chain disruption. We also seek to capture efficiencies by using specialized distribution centers for produce and centralized production for categories such as bakery and meat processing.

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

Our warehouse clubs currently operate in emerging markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In locations where we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various local and international retail formats such as hypermarkets, supermarkets, cash and carry, hard discounters, home improvement centers, electronic retailers, specialty stores, convenience stores, traditional wholesale distribution and online sales.

The number of warehouse clubs for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	February 28, 2022	February 28, 2021
Colombia	9	8
Costa Rica	8	8
Panama	7	7
Dominican Republic	5	5
Guatemala	5	4
Trinidad	4	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Jamaica	1	1
Totals	49	47

Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

We are currently proceeding with the construction of a standard format warehouse club located within the city of Portmore, Jamaica. Portmore is a suburb west of the capital city of Kingston. We expect to open this warehouse club, which will be our second warehouse club in Jamaica, in April 2022. In addition, we are constructing a smaller format warehouse club in the affluent El Poblado area of Medellín, Colombia and expect to open it in the summer of 2023. It will be our second club in Medellín and the Company’s tenth in Colombia. Once these two new clubs are open, we will operate at least 51 warehouse clubs, depending on the timing of the development and construction of other warehouse club projects in our pipeline.

We also export products to a retailer in the Philippines and are looking to expand that business into other markets.

Factors Affecting Our Business

COVID-19 Pandemic

The COVID-19 pandemic continues to present challenges to our business. COVID-related and other supply and logistics constraints have continued to adversely affect some merchandise categories and are expected to do so for the foreseeable future. The pandemic continues to remain unpredictable in duration and intensity, and we could see periodic reinstatements of stay-at-home orders and other restrictions should infections increase significantly. In addition, we are seeing adverse impacts on our suppliers in the Far East and at various ports, causing delays and changes in transportation schedules. We expect continued uncertainty in the supply-chain and economies of our markets as a result of the pandemic and anticipate volatility in employment trends, industry and consumer confidence and demand; shifts in consumer demands; volatility and liquidity of foreign currency exchange rates; volatility of commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, and foreign direct investments. Global and local travel restrictions and a general slow-down in global economic activity as a result of COVID-19 have significantly impacted and may continue to impact the economies in several of our markets and could cause significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar.

During the last half of fiscal year 2021 and continuing into fiscal 2022, we saw several factors pressuring supply chains, including raw material shortages, limited manufacturer capacity, factory labor shortages, container shortages, port delays, and truck and driver shortages. These disruptions and shortages continue to impact the timing of deliveries and are leading to higher freight costs. Despite all these issues, we continued to see strong sales during the quarter. We are working to hold down and/or mitigate the price increases passed on to the Members while maintaining sufficient inventory to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative routings of shipments, increased throughput, and provided flexibility to more effectively mitigate these challenges. In addition, we have made strategic investments in inventory and worked with our local vendors to source alternative products in order to reduce future out-of-stocks on high demand items that have been impacted by these disruptions or that have been affected by electronic part shortages. We expect pandemic-related conditions to continue throughout fiscal 2022.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first six months of fiscal year 2022 and 2021, approximately 77.9% and 78.3%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.7% and 48.8% consisted of sales of products we purchased in U.S. dollars for each period, respectively.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated into U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise in an effort to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

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

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. During fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies.

As of February 28, 2022, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $35.5 million, a decrease of $17.4 million from August 31, 2021 when these same balances were approximately $52.9 million and a decrease of $65.0 million from the peak of $100.5 million as of November 30, 2020. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances.

In March 2022 the International Monetary Fund updated prior calculations and estimated that the Trinidad dollar was over-valued between approximately 11.6% and 20.4%. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $7.1 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of February 28, 2022, we had a U.S. dollar denominated monetary asset position of approximately $58.7 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $11.7 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

While our balance of Trinidad dollars has been reduced significantly so far in fiscal 2022, we have not yet converted all of our Trinidad dollars into U.S. dollars. In response to these liquidity challenges in Trinidad, we have been taking multiple actions, including but not limited to: raising sales prices on imported goods in Trinidad due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity, shifting to local sources of goods where appropriate, and financing structures such as the loan executed in December 2021 whereby we received $25 million in U.S. dollars and will repay the balance in Trinidad dollars (using a conversion rate fixed upon initial disbursement) over the four-year life of the loan. Additionally, we significantly limited shipments of goods from the U.S. to Trinidad during most of fiscal 2021 due to the illiquidity of the Trinidad dollar and further reduced our shipments in the last quarter of fiscal 2021 because of the government imposed restrictions on sales of non-essential items during that period driven by the pandemic. Although most local restrictions have been lifted and liquidity of the Trinidad dollar has improved in fiscal 2022, we continue to manage to a target level of imports in Trinidad. So far in fiscal 2022, these self-imposed import limitations have been generally in line with the needs of the market from a demand perspective.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees, and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits, and the opportunity for growth. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members, their businesses and their communities, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we invest to increase our technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well-positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, and meanwhile, enhance Member experience and engagement.

Growth

As we look to the future, our Company is focused on three major drivers of growth:

I. Expand Real Estate – New clubs and distribution facilities

II.Increase Membership Value

III.Drive Incremental Sales via PriceSmart.com and enhanced online, digital and technological capabilities

I.Expand Real Estate - New clubs and distribution facilities. We continue to actively seek opportunities to expand our geographic footprint for brick-and-mortar warehouse clubs. We plan to open a warehouse club in Jamaica in April 2022 and another club in Medellín, Colombia in the summer of 2023. We intend to continue, and even accelerate, our current pace of club growth over the next three to five years and to continue to explore and evaluate opportunities in new markets. Our growth strategy, as it pertains to real estate, includes physical distribution centers of various types to support the flow of merchandise from the supplier to the Member, be it sales generated from the clubs or through PriceSmart.com. Also, the need for optionality in today’s world has proven essential. Therefore, we plan to make appropriate investments in our distribution network to maximize efficiencies, minimize supply chain disruption, and to provide optimal support for a growing e-commerce business. In addition to our distribution center in Miami, Florida, we also operate a regional distribution center in Costa Rica and are actively considering others. During fiscal 2022 we doubled our network of Produce Distribution Centers from two to four and are currently developing plans for two more. In some cases, these facilities also provide the opportunity to capture efficiencies by centralizing certain production activities, such as bakery, meat processing, packaging and labeling.

II.Increase Membership Value. By expanding the benefits of being a Member of PriceSmart, whether through sales, services and/or convenience, we expect the value proposition to help build a larger membership base. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business. We focus on growth of our membership base, member renewal rates and spend per Member as part of how we determine how Members see our value. By adding more benefits that Members can only obtain with us, we expect to see growth in Membership income and Merchandise sales. Recent examples include: additional services such as the ability for all of our Members to transact on PriceSmart.com; Click & Go™ curbside pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the member and additional members of their families and deeply discounted eyeglass frames, Audiology services with free hearing exams and deeply discounted hearing aids, and Pharmacy, which provides a significant convenience to our Members.

Another way we enhance Membership value is through our private label offering, “Member’s Selection®,” a brand which is available only to PriceSmart Members. We believe the Member’s Selection® brand carries goodwill, and is recognized in our markets for value. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits including support of local communities in which we operate by developing industry and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members whether they choose to shop on-line, in-club, or both. During the first six months of fiscal 2022, our private label sales represented 23.5% of total merchandise sales, up from 21.5% for fiscal year 2021, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental sales via PriceSmart.com and digital, enhanced online and technological capabilities. Members continue to seek all the great value our distinct business model provides in terms of quality, pricing and an exciting experience. However, there is a growing expectation of consumers in our markets for convenience. We continue to build capabilities and our offerings on PriceSmart.com. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, we have been able to provide our Members with enhancements to the membership experience. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location.

Financial highlights for the second quarter of fiscal year 2022 included:

•Total revenues increased 10.8% over the comparable prior year period.

•Net merchandise sales increased 12.6% over the comparable prior year period to $1.0 billion. We ended the quarter with 49 warehouse clubs compared to 47 warehouse clubs at the end of the second quarter of fiscal 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 3.0% versus the comparable three-month period.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 13 weeks ended February 27, 2022 increased 10.3%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.7%.

•Membership income for the second quarter of fiscal 2022 increased 9.2% to $15.1 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 10.4% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.6%, a decrease of 40 basis points (0.4%) from the same period in the prior year.

•Operating income for the second quarter of fiscal 2022 was $48.3 million, an increase of 7.4%, or $3.3 million, compared to the second quarter of fiscal 2021.

•We recorded a $1.8 million net currency loss from currency transactions in the second quarter of fiscal 2022 compared to a $0.2 million net currency loss in the same period last year.

•Our effective tax rate decreased in the second quarter of fiscal 2022 to 31.0% from 33.9% in the second quarter of fiscal 2021, primarily related to changes in uncertain tax positions.

•Net income attributable to PriceSmart for the second quarter of fiscal 2022 was $31.5 million, or $1.03 per diluted share, compared to $28.2 million, or $0.92 per diluted share, in the second quarter of fiscal 2021.

Financial highlights for the six months ended February 28, 2022 included:

•Total revenues increased 11.0% over the comparable prior year period.

•Net merchandise sales increased 12.6% over the comparable prior year period to $2.0 billion. We ended the first half of fiscal 2022 with 49 warehouse clubs compared to 47 warehouse clubs at the end of the second quarter of fiscal 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.0% versus the comparable six-month period.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½

calendar months) for the 26 weeks ended February 27, 2022 increased 9.9%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.8%.

•Membership income increased 10.2% to $29.9 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.2% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.8%, a decrease of 20 basis points (0.2%) from the same period in the prior year.

•Operating income was $94.3 million, an increase of 5.4%, or $4.8 million, compared to the first six months of fiscal 2021.

•We recorded a $3.6 million net currency loss from currency transactions in the in the current six-month period compared to a $1.7 million net currency loss in the same period last year.

•Our effective tax rate decreased for the first six months of fiscal 2022 to 32.6% from 33.4% in the first six months of fiscal 2021, primarily related to changes in uncertain tax positions.

•Net income attributable to PriceSmart for the first six months of fiscal 2022 was $62.0 million, or $2.01 per diluted share, compared to $56.0 million, or $1.82 per diluted share, in the comparable prior year period.

COMPARISON OF THE three and six months ended February 28, 2022 and 2021

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2022 with the three-month and six month-periods ended on February 28, 2021 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six months ended February 28, 2022 and February 28, 2021.

	Three Months Ended
	February 28, 2022				February 28, 2021
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$603,037	59.6%	$72,204	13.6%	$530,833	59.1%
Caribbean	289,431	28.6	33,303	13.0	256,128	28.5
Colombia	119,428	11.8	7,985	7.2	111,443	12.4
Net merchandise sales	$1,011,896	100.0%	$113,492	12.6%	$898,404	100.0%

	Six Months Ended
	February 28, 2022				February 28, 2021
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$1,163,633	59.5%	$147,760	14.5%	$1,015,873	58.5%
Caribbean	557,764	28.5	47,030	9.2	510,734	29.4
Colombia	234,542	12.0	24,376	11.6	210,166	12.1
Net merchandise sales	$1,955,939	100.0%	$219,166	12.6%	$1,736,773	100.0%

Comparison of Three and Six Months Ended February 28, 2022 and 2021

Overall, total net merchandise sales grew 12.6% for the second quarter and the six-month period ended February 28, 2022. The second quarter increase resulted from an 11.7% increase in transactions and a 0.9% increase in average ticket. For the six-month period, the increase resulted from an 11.5% increase in transactions and a 1.0% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs and Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 49 clubs in operation as of February 28, 2022 compared to 47 clubs as of February 28, 2021.

Net merchandise sales in our Central America segment increased 13.6% and 14.5% for the second quarter and six-months ended February 28, 2022, respectively. These increases had an 800 basis point (8.0%) and 850 basis point (8.5%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the three and six-month periods ended February 28, 2022. We added one new club to the segment when compared to the comparable prior-year periods. We opened our fifth club in Guatemala in October 2021.

Net merchandise sales in our Caribbean segment increased 13.0% and 9.2%, respectively, for the second quarter and the six-months ended February 28, 2022. The increase for the quarter had a 370 basis point (3.7%) positive impact on net merchandise sales growth and the increase for the six-months had a 270 basis point (2.7%) positive impact on net merchandise sales growth. Our Dominican Republic market continued its strong performance in the quarter with 17.8% growth. Our Aruba and Trinidad markets also showed strong performance this quarter with 12.9% and 12.4% growth, respectively. Sales for Trinidad in the fiscal second quarter of 2021 were impacted by reductions in imported merchandise due to the U.S. dollar liquidity challenges, which was more normalized in the second quarter of fiscal 2022. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more information regarding the impact on us of the illiquidity of the Trinidad dollar.

Net merchandise sales in our Colombia segment increased 7.2% and 11.6% for the second quarter and the six-months ended February 28, 2022, respectively. This increase had a 90 basis point (0.9%) and 140 basis point (1.4%) positive impact on total net merchandise sales growth. The primary driver of the increased revenue for the quarter was the addition of one club to the segment when compared to the comparable prior year period. We opened our ninth club in Colombia in November 2021.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six-month period ended February 28, 2022. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	February 28, 2022
	Amount	% change
Central America	$(9,507)	(1.8)%
Caribbean	(946)	(0.4)
Colombia	(15,879)	(14.2)
Net merchandise sales	$(26,332)	(3.0)%

	Currency exchange rate fluctuations for the
	Six Months Ended
	February 28, 2022
	Amount	% change
Central America	$(16,150)	(1.6)%
Caribbean	(73)	—
Colombia	(18,527)	(8.8)
Net merchandise sales	$(34,750)	(2.0)%

Overall, the effects of currency fluctuations within our markets had approximately $26.3 million and $34.8 million, or 300 basis point (3.0%) and 200 basis points (2.0%), negative impact on net merchandise sales for the quarter and six-months ended February 28, 2022, respectively.

Currency fluctuations had a $9.5 million and $16.2 million, or 180 basis point (1.8%) and 160 basis point (1.6%), negative impact on net merchandise sales in our Central America segment for the quarter and six-months ended February 28, 2022. These currency fluctuations contributed approximately 110 basis points (1.1%) and 90 basis points (0.9%) of the total negative impact on net merchandise sales for the current period. The Costa Rica Colón depreciated significantly against the dollar as compared to the same three-month and six-month period a year ago, and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $0.9 million and $0.1 million, or 40 basis point (0.4%) and negligible, negative impact on net merchandise sales in our Caribbean segment for the quarter and six-months ended February 28, 2022. These currency fluctuations contributed approximately 10 basis points (0.1%) and no negative impact on total net merchandise sales, respectively. This negative impact was primarily driven by the devaluation of the Jamaican dollar as compared to the same three-month and six-month period a year ago and was partially offset by the Dominican Republic, which experienced significant currency appreciation when compared to the same period last year.

Currency fluctuations had a $15.9 million and $18.5 million, or 1,420 basis point (14.2%) and 880 basis point (8.8%), negative impact on net merchandise sales in our Colombia segment for the quarter and six-months ended February 28, 2022. These currency fluctuations contributed approximately 180 basis points (1.8%) and 110 basis points (1.1%) of the total negative impact on total net merchandise sales for the quarter and six-months ended February 28, 2022.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our warehouse clubs opened during calendar year 2021 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 47 warehouse clubs for the thirteen and twenty-six week period ended February 27, 2022.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and twenty-six week periods ended February 27, 2022 and February 28, 2021 compared to the prior year.

	Thirteen Weeks Ended
	February 27, 2022	February 28, 2021
	% Increase in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	10.6%	2.4%
Caribbean	13.1	0.8
Colombia	1.7	(4.5)
Consolidated comparable net merchandise sales	10.3%	1.1%

	Twenty-Six Weeks Ended
	February 27, 2022	February 28, 2021
	% Increase/(decrease) in comparable net merchandise sales	% Increase in comparable net merchandise sales
Central America	12.3%	0.9%
Caribbean	9.1	5.1
Colombia	(0.5)	1.7
Consolidated comparable net merchandise sales	9.9%	2.3%

Comparison of Thirteen and Twenty-Six-Week Periods Ended February 27, 2022 and February 28, 2021

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended February 27, 2022 increased 10.3%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six week period ended February 27, 2022 increased 9.9%.

Comparable net merchandise sales in our Central America segment increased 10.6% and 12.3% for the thirteen-week and twenty-six week periods ended February 27, 2022, respectively. All of our markets in Central America, except for Guatemala which is experiencing transfers from warehouse clubs included in the comparable net merchandise sales calculation to a new club not included in the calculation, had positive comparable net merchandise sales growth and this increase contributed approximately 630 basis points (6.3%) and 720 basis points (7.2%) of positive impact in total comparable merchandise sales for the thirteen-week and twenty-six week periods ended February 27, 2022, respectively.

Comparable net merchandise sales in our Caribbean segment increased 13.1% and 9.1% for the thirteen-week and twenty-six week periods ended February 27, 2022. These increases contributed approximately 380 basis points (3.8%) and 280 basis points (2.8%) of positive impact on total comparable merchandise sales for the thirteen-week and twenty-six week periods ended February 27, 2022, respectively.

Our Dominican Republic market continued its strong performance in the thirteen-week and twenty-six week periods ended February 27, 2022, with 18.0% and 17.4% comparable sales growth, respectively. Our Aruba and Trinidad markets also showed strong performance, with 14.1% and 12.6% comparable sales growth for Aruba, and 12.6% and 2.7% comparable sales growth for Trinidad, respectively. Trinidad sales significantly improved versus the prior period due to a more normalized level of inventory associated with an improvement in the liquidity of the Trinidad dollar during the period. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad dollar illiquidity situation.

Comparable net merchandise sales in our Colombia segment increased 1.7% and decreased 0.5% for the thirteen-week and twenty-six week periods ended February 27, 2022, respectively. This increase and decrease contributed approximately 20 basis points (0.2%) and 10 basis points (0.1%) of positive and negative impact in total comparable merchandise sales for the thirteen-week and twenty-six week periods ended February 27, 2022, respectively. The decrease in Colombia during the twenty-six week period was primarily due to the foreign currency devaluation and sales transfers from existing clubs included in the comparable net merchandise sales calculation to new clubs not included in the calculation.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change for the thirteen-week and twenty-six week periods ended February 27, 2022.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	February 27, 2022
	Amount	% change
Central America	$(9,882)	(1.9)%
Caribbean	(790)	(0.3)
Colombia	(13,539)	(13.1)
Consolidated comparable net merchandise sales	$(24,211)	(2.7)%

	Currency Exchange Rate Fluctuations for the
	Twenty-Six Weeks Ended
	February 27, 2022
	Amount	% change
Central America	$(16,683)	(1.6)%
Caribbean	78	—
Colombia	(16,078)	(7.9)
Consolidated comparable net merchandise sales	$(32,683)	(1.8)%

Overall, the mix of currency fluctuations within our markets had an approximately $24.2 million and $32.7 million, or 270 basis point (2.7%) and 180 basis point (1.8%), negative impact on comparable net merchandise sales for the thirteen and twenty-six week periods ended February 27, 2022.

Currency fluctuations within our Central America segment accounted for approximately 110 basis points (1.1%) and 90 basis points (0.9%) of negative impact on total comparable merchandise sales for the thirteen and twenty-six week period, respectively. Our Costa Rica market was the main contributor as the market experienced currency devaluation when compared to the same periods last year.

Currency fluctuations within our Caribbean segment accounted for approximately 10 basis points (0.1%) and no negative impact on total comparable merchandise sales the thirteen and twenty-six week period, respectively. Our Jamaica market experienced currency devaluation, which was partially offset for the thirteen-week period and completely offset for the twenty-six week period by our Dominican Republic market, which experienced currency appreciation when compared to the same periods last year.

Currency fluctuations within our Colombia segment accounted for approximately 150 basis points (1.5%) and 90 basis points (0.9%) of negative impact on total comparable merchandise sales for the thirteen and twenty-six week period, respectively. This reflects the devaluation of the Colombian peso when compared to the same periods a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	February 28,				February 28,
	2022				2021
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$8,980	$900	11.1%	1.5%	$8,080
Membership income - Caribbean	3,994	179	4.7	1.4	3,815
Membership income - Colombia	2,097	193	10.1	1.8	1,904
Membership income - Total	$15,071	$1,272	9.2%	1.5%	$13,799

	Six Months Ended
	February 28,				February 28,
	2022				2021
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$17,755	$1,801	11.3%	1.5%	$15,954
Membership income - Caribbean	7,967	441	5.9	1.4	7,526
Membership income - Colombia	4,140	522	14.4	1.8	3,618
Membership income - Total	$29,862	$2,764	10.2%	1.5%	$27,098

Number of accounts - Central America	930,516	79,972	9.4%		850,544
Number of accounts - Caribbean	437,065	10,347	2.4		426,718
Number of accounts - Colombia	344,508	25,640	8.0		318,868
Number of accounts - Total	1,712,089	115,959	7.3%		1,596,130

Comparison of Three and Six Months Ended February 28, 2022

The number of member accounts as of February 28, 2022 was 7.3% higher than the number of accounts as of February 28, 2021. Membership income increased 9.2% and 10.2% over the three and six-month periods ended February 28, 2022, respectively, compared to the same prior-year periods.

Membership income increased across all of our operating segments in the three and six-month periods ended February 28, 2022. The consolidated increase in membership income is due to an increase in the membership base since the start of fiscal year 2021. Since August 31, 2021, all segments have increased their membership base. Central America had the largest increase in membership base in the first half of fiscal year 2022, with 9.4% growth, due primarily to the opening of our fifth club in Guatemala in October 2021, followed by Colombia with an 8.0% increase due primarily to the opening of our ninth club in November 2021 and the Caribbean with a 2.4% increase.

We now offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 6.8% of our total membership base as of February 28, 2022, an increase from 5.6% as of February 28, 2021. Platinum Members tend to have higher renewal rates than our Diamond Members.

Our trailing twelve-month renewal rate was 89.8% and 81.5% for the periods ended February 28, 2022 and February 28, 2021, respectively. The COVID-19 pandemic caused a decrease in in-club traffic in the second quarter of fiscal year 2022, resulting in fewer in-club visits and thus fewer renewals as most of our renewals occur in the warehouse club. However, approximately 15% and 14% of our membership sign-ups were completed using our online platform for the six month periods ended February 28, 2022 and February 28, 2021, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships, as well as improving our digital connection with our Members.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 28, 2022			February 28, 2021
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$—	$(13,018)	(100.0)%	$13,018
Miscellaneous income	2,270	370	19.5	1,900
Rental income	646	(96)	(12.9)	742
Other revenue	$2,916	$(12,744)	(81.4)%	$15,660

	Six Months Ended
	February 28, 2022			February 28, 2021
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$3,307	$(22,367)	(87.1)%	$25,674
Miscellaneous income	4,317	920	27.1	3,397
Rental income	1,280	(192)	(13.0)	1,472
Other revenue	$8,904	$(21,639)	(70.8)%	$30,543

Comparison of Three and Six Months Ended February 28, 2022 and February 28, 2021

The primary driver of the decrease in other revenue for the quarter and six-months ended February 28, 2022 was the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021. For additional information on the results of the disposition, refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.”

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2022	February 28, 2021	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,011,896	$898,404	$113,492
Total gross margin	$158,263	$143,296	$14,967
Total gross margin percentage	15.6%	16.0%	(0.4)%

Revenues
Total revenues	$1,038,557	$937,569	$100,988
Percentage change from prior period			10.8%

Comparable net merchandise sales
Total comparable net merchandise sales increase	10.3%	1.1%	9.2%

Total revenue margin
Total revenue margin	$176,709	$166,878	$9,831
Total revenue margin percentage	17.0%	17.8%	(0.8)%

Selling, general and administrative
Selling, general and administrative	$128,387	$121,899	$6,488
Selling, general and administrative percentage of total revenues	12.4%	13.0%	(0.6)%

	Three Months Ended
	February 28,	% of	February 28,	% of
Results of Operations Consolidated	2022	Total Revenue	2021	Total Revenue
Operating income- by segment
Central America	$46,052	4.4%	$40,362	4.3%
Caribbean	21,755	2.1	20,766	2.2
Colombia	6,124	0.6	6,439	0.7
United States	8,299	0.8	2,028	0.2
Reconciling Items (1)	(33,908)	(3.3)	(24,616)	(2.6)
Operating income - Total	$48,322	4.7%	$44,979	4.8%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 28, 2022	February 28, 2021	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,955,939	$1,736,776	$219,163
Total gross margin	$309,113	$278,046	$31,067
Total gross margin percentage	15.8%	16.0%	(0.2)%

Revenues
Total revenues	$2,013,913	$1,815,001	$198,912
Percentage change from comparable period			11.0%

Comparable net merchandise sales
Total comparable net merchandise sales increase / (decrease)	9.9%	2.3%	7.6%

Total revenue margin
Total revenue margin	$346,996	$324,434	$22,562
Total revenue margin percentage	17.2%	17.9%	-0.7%

Selling, general and administrative
Selling, general and administrative	$252,657	$234,924	$17,733
Selling, general and administrative percentage of total revenues	12.5%	12.9%	(0.4)%

Warehouse clubs
Warehouse clubs at period end	49	47	2
Warehouse club sales square feet at period end	2,438	2,325	113

	Six Months Ended
	February 28,	% of	February 28,	% of
Results of Operations Consolidated	2022	Total Revenue	2021	Total Revenue
Operating income- by segment
Central America	$89,431	4.4%	$74,807	4.1%
Caribbean	41,633	2.1	42,359	2.3
Colombia	12,502	0.6	12,004	0.7
United States	14,556	0.7	7,771	0.4
Reconciling Items (1)	(63,783)	(3.2)	(47,431)	(2.6)
Operating income - Total	$94,339	4.7%	$89,510	4.9%

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	February 28,	% of	February 28,	% of
	2022	Total Revenue	2021	Total Revenue
Warehouse club and other operations	$93,993	9.1%	$90,449	9.7%
General and administrative	33,951	3.3	31,270	3.3
Pre-opening expenses	130	—	48	—
Loss on disposal of assets	313	—	132	—
Total Selling, general and administrative	$128,387	12.4%	$121,899	13.0%

	Six Months Ended
	February 28,	% of	February 28,	% of
	2022	Total Revenue	2021	Total Revenue
Warehouse club and other operations	$185,189	9.2%	$175,281	9.7%
General and administrative	65,644	3.3	58,791	3.2
Pre-opening expenses	1,100	—	650	—
Loss on disposal of assets	724	—	202	—
Total Selling, general and administrative	$252,657	12.5%	$234,924	12.9%

Comparison of Three and Six Months Ended February 28, 2022 and February 28, 2021

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin percentage for the three months ended February 28, 2022 was 15.6%, 40 basis points (0.4%) lower than the comparable prior year period. This decrease for the quarter was primarily due to a reduction in the premium we applied to our sales prices to offset our COVID-related operating costs and higher markdowns versus the prior fiscal year period.

On a consolidated basis, total gross margin percentage for the six months ended February 28, 2022 was 15.8%, 20 basis points (0.2%) lower than the comparable prior year period. The decrease for the six months ended was primarily due to a decrease in the foreign currency premium we factor into our sales prices on our imported merchandise in the Dominican Republic and a reduction in the premium we applied to our sales prices to offset our COVID-related operating costs compared with the prior year period.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.

Total revenue margin decreased 80 basis points (0.8%) for the three months ended February 28, 2022 compared to the prior-year period, which is primarily the result of lower revenue margins from our casillero and marketplace business of 40 basis points (0.4%) along with the lower total gross margin percentage of 40 basis points (0.4%). Total revenue margin decreased 70 basis points (0.7%) for the six months ended February 28, 2022 compared to the prior-year period, which is primarily the result of lower revenue margins from our casillero and marketplace business of 50 basis points (0.5%) along with the lower total gross margin percentage of 20 basis points (0.2%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $6.5 million compared to the prior year but decreased as a percentage of total revenue, declining 60 basis points (0.6%) to 12.4% of total revenue compared to 13.0% of total revenues for the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021. Selling, general and administrative expenses increased $17.7 million compared to the prior year but decreased as a percentage of total revenue, declining 40 basis points (0.4%) to 12.5% of total revenue compared to 12.9% of total revenues for the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021.

Warehouse club and other operations expenses decreased to 9.1% of total revenues for the second quarter of fiscal year 2022 compared to 9.7% for the second quarter of fiscal year 2021 primarily due to 50 basis points (0.50%) of lower operations expenses from our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. This decrease was supplemented by our Costa Rica market which decreased 10 basis points (0.10%) as a percentage of revenue year over year.

Warehouse club and other operations expenses decreased to 9.2% of total revenues for the first six months of fiscal year 2022 compared to 9.7% for the prior-year period. This was primarily due to 40 basis points (0.40%) of lower operations expenses from our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. This decrease was supplemented by our Costa Rica market which decreased 10 basis points (0.10%) as a percentage of revenue year over year.

General and administrative expenses remained unchanged at 3.3% of total revenues for the second quarter of fiscal year 2022 compared to 3.3% for the second quarter of fiscal year 2021. Given our strategic initiatives, we anticipate that we will continue to make investments at comparable levels (as a percentage of revenue) to further our omni-channel, technology and employee development initiatives.

General and administrative expenses increased to 3.3% of total revenues for the first six months of fiscal year 2022 compared to 3.2% for the first six months of fiscal year 2021. The 10 basis point (0.1%) increase is primarily due to a 10 basis point (0.1%) increase from our continued investments to support our technology development, talent acquisition, and employee development.

Operating income in the second quarter of fiscal year 2022 increased to $48.3 million (4.7% of total revenue) compared to $45.0 million (4.8% of total revenue) for the same period last year.

Operating income for the six months ended February 28, 2022 increased to $94.3 million (4.7% of total revenue) compared to $89.5 million (4.9% of total revenue) for the same period last year.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	February 28,		February 28,
	2022		2021
	Amount	Change	Amount
Interest expense on loans	$1,803	$230	$1,573
Interest expense related to hedging activity	908	(45)	953
Less: Capitalized interest	(273)	25	(298)
Net interest expense	$2,438	$210	$2,228

	Six Months Ended
	February 28,		February 28,
	2022		2021
	Amount	Change	Amount
Interest expense on loans	$3,140	$(158)	$3,298
Interest expense related to hedging activity	1,757	(121)	1,878
Less: Capitalized interest	(869)	46	(915)
Net interest expense	$4,028	$(233)	$4,261

Comparison of Three and Six Months Ended February 28, 2022 and February 28, 2021

Net interest expense increased for the three-month period ended February 28, 2022 primarily due to the increase in long-term borrowings. Net interest expense decreased for the six-month period ended February 28, 2022 primarily due to lower average short-term borrowings compared to the comparable prior year period when we had outstanding balances to cover contingencies arising from COVID-19 related risks.

Other Income (Expense), Net

Other income (expense), net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	February 28,			February 28,
	2022			2021
	Amount	Change	% Change	Amount
Other income (expense), net	$(819)	$(527)	(180.5)%	$(292)

	Six Months Ended
	February 28,			February 28,
	2022			2021
	Amount	Change	% Change	Amount
Other expense, net	$590	$2,427	132.1%	$(1,837)

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

Comparison of Three and Six Months Ended February 28, 2022 and 2021

For the three and six-months ended February 28, 2022 the primary driver of Other income (expense), net included $1.8 million and $3.6 million losses, respectively, associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar and from exchange transactions. For the first half of fiscal year 2022, this loss was offset by a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021.

The primary foreign currency impacts during the quarter were higher transaction costs of $2.3 million associated with converting Trinidad dollars into available tradeable currencies, such as euros or Canadian dollars, before converting them to U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	February 28,		February 28,
	2022		2021
	Amount	Change	Amount
Provision for income taxes	$14,139	$(426)	$14,565
Effective tax rate	31.0%		33.9%

	Six Months Ended
	February 28,		February 28,
	2022		2021

	Amount	Change	Amount
Provision for income taxes	$29,953	$1,770	$28,183
Effective tax rate	32.6%		33.4%

Comparison of Three and Six Months Ended February 28, 2022 and February 28, 2021

For the three months ended February 28, 2022, the effective tax rate was 31.0% compared to 33.9% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net tax impact from recurring items of 1.7%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and

•A comparably favorable benefit from non-recurring items of 4.6%, primarily related to changes in uncertain tax positions.

For the six months ended February 28, 2022, the effective tax rate was 32.6% compared to 33.4% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net tax impact from recurring items of 0.5%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and

•A comparably favorable benefit from non-recurring items of 1.3%, primarily related to changes in uncertain tax positions.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 28,			February 28,
	2022			2021
	Amount	Change	% Change	Amount
Other comprehensive income (loss)	$4,226	$5,346	477.3%	$(1,120)

	Six Months Ended
	February 28,			February 28,
	2022			2021
	Amount	Change	% Change	Amount
Other comprehensive income (loss)	$(1,905)	$(3,947)	193.3%	$2,042

Comparison of Three and Six Months Ended February 28, 2022 and February 28, 2021

Our other comprehensive income of approximately $4.2 million for the second quarter of fiscal year 2022 resulted primarily from the comprehensive gain of approximately $2.4 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, accompanied by approximately $1.8 million related to unrealized gains on changes in our derivative obligations. Other comprehensive loss for the six-months ended February 28, 2022 of approximately $1.9 million was primarily the result of the comprehensive loss of $5.7 million from foreign currency translation adjustments offset by approximately $3.7 million related to unrealized gains on changes in the fair value of our derivative obligations. For the quarter, the Colombia peso and Dominican peso exchange rate with the U.S. dollar have appreciated significantly and this appreciation was partially offset by a devaluation in the Costa Rica colón. For the six-month period, the Colombia peso and Costa Rica colón exchange rate with the U.S. dollar have declined significantly, and these declines were offset by an appreciation of the Dominican peso over the same period.

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

	February 28,	August 31,
	2022	2021
Amounts held by foreign subsidiaries	$172,554	$160,808
Amounts held domestically	22,359	54,671
Total cash and cash equivalents, including restricted cash	$194,913	$215,479

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	February 28,	August 31,
	2022	2021
Amounts held by foreign subsidiaries	$26,933	$50,233
Amounts held domestically	—	—
Total short-term investments	$26,933	$50,233

As of February 28, 2022 and August 31, 2021, long-term investments consisting of certificates of deposit with a maturity of over one year held by our foreign subsidiaries and domestically were $0 and $1.5 million, respectively.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. Since fiscal 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradeable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradeable currencies. We have and continue to take additional actions in this respect. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28,	February 28,
	2022	2021	Change
Net cash provided by (used in) operating activities	$(7,920)	$29,727	$(37,647)
Net cash used in investing activities	(30,531)	(82,276)	51,745
Net cash provided by (used in) financing activities	17,843	(60,814)	78,657
Effect of exchange rates	42	(2,629)	2,671
Net decrease in cash and cash equivalents	$(20,566)	$(115,992)	$95,426

Net cash used in operating activities totaled $7.9 million and net cash provided by operating activities totaled $29.7 million for the six months ended February 28, 2022 and February 28, 2021, respectively. The decrease in net cash provided by to used in operating activities is primarily the result of non-working capital changes in the balance sheet of $29.7 million primarily from increases in prepaid assets and long-term tax assets. The increases in prepaid assets and long-term tax assets are largely due to the increase in prepaid expenses, prepaid income taxes and VAT paid. Prepaid expenses and prepaid income taxes increased primarily from our higher sales during the period and VAT paid increased primarily from our higher inventory position. The remaining portion of the decrease in cash provided by (used in) operating activities is from working capital, largely driven by inventory increases not fully offset by increases in accounts payable. Inventory was $470.3 million as of February 28, 2022, compared with $389.7 million and $339.2 million at August 31, 2021 and February 28, 2021, respectively. The increase over the balances as of February 28, 2021 reflects our efforts to bring our inventory levels in-line with our sales trends. In addition, we have made strategic investments in inventory to avoid future out-of-stocks on high volume items that have been impacted from container, commodity, and electronic part shortages. Lastly, we have two additional clubs in the current year.

Net cash used in investing activities totaled $30.5 million and $82.3 million for the six months ended February 28, 2022 and February 28, 2021. The decrease is primarily the result of a decrease in purchases of certificates of deposits and higher proceeds from settlements compared to the same six-month period a year-ago, primarily due to being able to source more U.S. dollars in Trinidad. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market. The decrease was partially offset by higher property and equipment expenditures compared to the same six-month period a year-ago to support our real estate footprint growth.

Net cash provided by financing activities totaled $17.8 million and net cash used in financing activities was $60.8 million for the six months ended February 28, 2022 and February 28, 2021, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $78.7 million shift from cash used in, to cash provided by, financing activities is primarily the result of obtaining additional financing (primarily the $25 million loan in Trinidad to address U.S. dollar liquidity challenges there) in the current year along with lower net repayments of short-term debt compared to the same six-month period a year-ago, when we were repaying short-term facilities accessed at the early stages of the COVID-19 pandemic.

The following table summarizes the dividends declared and paid during fiscal years 2022 and 2021 (amounts are per share).

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	N/A	$0.43	8/15/2022	N/A	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	N/A	$0.35	8/15/2021	8/31/2021	N/A	$0.35

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the six-months ended February 28, 2022, we reissued approximately 9,000 treasury shares.

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

Income Taxes

For interim reporting, we estimate an annual effective tax rate (AETR) to calculate income tax expense. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions since August 31, 2021.

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

In most countries where we operate, there are defined and structured processes to recover VAT receivables via refunds or offsets. However, in one country without a clearly defined refund process, the Company is actively engaged with the local government to recover VAT receivables totaling $11.9 million and $9.7 million as of February 28, 2022 and August 31, 2021, respectively. In addition, in two other countries where the Company operates, there have been changes in the method of computing minimum tax payments under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of February 28, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.7 million and $3.3 million as of February 28, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that we will be successful in recovering all tax receivables or deferred tax assets.

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

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of our goodwill. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $43.3 million of certain acquired goodwill, the fair value was greater than the carrying value; any deterioration in the fair value may result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 28, 2022 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

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

Information about the financial impact of foreign currency exchange rate fluctuations for the three-month period ended February 28, 2022 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three-month period ended February 28, 2022 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and six-month period ended February 28, 2022 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 28, 2022, the Company repurchased 19,140 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2022. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2021 - December 31, 2021	—	$—	—	N/A
January 1, 2022 - January 31, 2022	19,140	70.58	—	N/A
February 1, 2022 - February 28, 2022	—	—	—	N/A
Total	19,140	$70.58	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
10.1(5)*	Separation Agreement and Waiver and Release of Claims dated February 23, 2022 between William J. Naylon and the Company.
10.2	Citibank Credit Agreement dated February 18, 2022
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	April 7, 2022	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	April 7, 2022	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)