Form 10-Q
period 2022-05-31
PRICESMART INC
filed 2022-07-11
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

The registrant had 30,931,562 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2022.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2022 and the consolidated balance sheet as of August 31, 2021, the unaudited consolidated statements of income for the three and nine months ended May 31, 2022 and 2021, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2022 and 2021, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2022 and 2021, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2022 and 2021 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2022	August 31,
	(Unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$207,528	$202,060
Short-term restricted cash	2,986	3,647
Short-term investments	19,767	50,233
Receivables, net of allowance for doubtful accounts of $50 as of May 31, 2022 and $94 as of August 31, 2021, respectively	14,569	12,359
Merchandise inventories	460,962	389,711
Prepaid expenses and other current assets (includes $1,550 and $0 as of May 31, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	44,059	39,194
Total current assets	749,871	697,204
Long-term restricted cash	12,203	9,772
Property and equipment, net	765,034	730,204
Operating lease right-of-use assets, net	114,775	123,655
Goodwill	43,347	45,095
Other intangibles, net	1,153	7,762
Deferred tax assets	27,990	24,225
Other non-current assets (includes $5,410 and $2,464 as of May 31, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	66,852	57,329
Investment in unconsolidated affiliates	10,538	10,544
Total Assets	$1,791,763	$1,705,790
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$15,336	$—
Accounts payable	393,536	388,791
Accrued salaries and benefits	40,411	41,896
Deferred income	29,648	26,898
Income taxes payable	8,292	8,310
Other accrued expenses and other current liabilities	35,387	39,736
Operating lease liabilities, current portion	7,442	8,526
Dividends payable	13,430	—
Long-term debt, current portion	34,275	19,395
Total current liabilities	577,757	533,552
Deferred tax liability	2,000	1,568
Long-term income taxes payable, net of current portion	5,550	4,160
Long-term operating lease liabilities	121,583	129,256
Long-term debt, net of current portion	108,182	110,110
Other long-term liabilities (includes $1,048 and $3,010 for the fair value of derivative instruments and $7,445 and $7,380 for post-employment plans as of May 31, 2022 and August 31, 2021, respectively)	8,493	10,930
Total Liabilities	823,565	789,576

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,688,311 and 31,467,971 shares issued and 30,930,527 and 30,755,308 shares outstanding (net of treasury shares) as of May 31, 2022 and August 31, 2021, respectively	3	3
Additional paid-in capital	477,281	465,015
Accumulated other comprehensive loss	(193,148)	(182,508)
Retained earnings	713,444	658,919
Less: treasury stock at cost, 757,784 shares as of May 31, 2022 and 712,663 shares as of August 31, 2021	(29,382)	(26,084)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	968,198	915,345
Noncontrolling interest in consolidated subsidiaries	—	869
Total Stockholders' Equity	968,198	916,214
Total Liabilities and Equity	$1,791,763	$1,705,790

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Revenues:
Net merchandise sales	$999,011	$857,478	$2,954,950	$2,594,251
Export sales	13,396	10,213	32,604	30,800
Membership income	15,440	14,329	45,302	41,427
Other revenue and income	2,963	13,244	11,867	43,787
Total revenues	1,030,810	895,264	3,044,723	2,710,265
Operating expenses:
Cost of goods sold:
Net merchandise sales	856,812	720,726	2,503,638	2,179,453
Export sales	12,805	9,820	31,087	29,568
Non-merchandise	—	5,755	1,809	17,847
Selling, general and administrative:
Warehouse club and other operations	96,081	89,322	281,270	264,603
General and administrative	30,887	33,225	96,531	92,016
Pre-opening expenses	306	1	1,406	651
Loss on disposal of assets	157	366	881	568
Total operating expenses	997,048	859,215	2,916,622	2,584,706
Operating income	33,762	36,049	128,101	125,559
Other income (expense):
Interest income	473	518	1,540	1,454
Interest expense	(2,796)	(1,596)	(6,824)	(5,857)
Other expense, net	(2,423)	(2,295)	(1,833)	(4,132)
Total other expense	(4,746)	(3,373)	(7,117)	(8,535)
Income before provision for income taxes and loss of unconsolidated affiliates	29,016	32,676	120,984	117,024
Provision for income taxes	(9,776)	(10,082)	(39,729)	(38,265)
Gain (loss) of unconsolidated affiliates	18	(13)	(6)	(34)
Net income	19,258	22,581	81,249	78,725
Less: net income attributable to noncontrolling interest	—	(52)	(19)	(223)
Net income attributable to PriceSmart, Inc.	$19,258	$22,529	$81,230	$78,502
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.62	$0.73	$2.63	$2.55
Diluted	$0.62	$0.73	$2.63	$2.55
Shares used in per share computations:
Basic	30,615	30,414	30,582	30,396
Diluted	30,629	30,446	30,588	30,423

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Net income	$19,258	$22,581	$81,249	$78,725
Less: net income attributable to noncontrolling interest	—	(52)	(19)	(223)
Net income attributable to PriceSmart, Inc.	$19,258	$22,529	$81,230	$78,502

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(9,401)	(3,007)	(15,119)	(2,577)
Defined benefit pension plan:
Net gain arising during period	5	3	42	65
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	34	33	98	99
Total defined benefit pension plan	39	36	140	164
Derivative instruments: (2)
Unrealized gains/(losses) on change in derivative obligations	272	(667)	(147)	488
Unrealized gains on change in fair value of interest rate swaps	355	1,048	4,486	1,377
Total derivative instruments	627	381	4,339	1,865
Other comprehensive loss	(8,735)	(2,590)	(10,640)	(548)
Comprehensive income	10,523	19,939	70,590	77,954
Less: comprehensive income attributable to noncontrolling interest	—	33	3	91
Comprehensive income attributable to PriceSmart, Inc.	$10,523	$19,906	$70,587	$77,863

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at February 28, 2021	31,452	$3	$454,881	$(174,778)	$616,943	675	$(22,781)	$874,268	$983	$875,251
Purchase of treasury stock	—	—	—	—	—	3	(335)	(335)	—	(335)
Issuance of restricted stock award	4	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,931	—	—	—	—	4,931	—	4,931
Dividend paid to stockholders	—	—	—	—	—	—	—	—	(87)	(87)
Net income	—	—	—	—	22,529	—	—	22,529	52	22,581
Other comprehensive income (loss)	—	—	—	(2,590)	—	—	—	(2,590)	33	(2,557)
Balance at May 31, 2021	31,456	$3	$459,812	$(177,368)	$639,472	678	$(23,116)	$898,803	$981	$899,784

Balance at February 28, 2022	31,626	$3	$473,277	$(184,413)	$694,186	755	$(29,169)	$953,884	$—	$953,884
Purchase of treasury stock	—	—	—	—	—	3	(213)	(213)	—	(213)
Issuance of restricted stock award	63	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,004	—	—	—	—	4,004	—	4,004
Net income	—	—	—	—	19,258	—	—	19,258	—	19,258
Other comprehensive loss	—	—	—	(8,735)	—	—	—	(8,735)	—	(8,735)
Balance at May 31, 2022	31,688	$3	$477,281	$(193,148)	$713,444	758	$(29,382)	$968,198	$—	$968,198

See accompanying notes

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	27	(2,574)	(2,574)	—	(2,574)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	137	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,221	—	—	—	—	13,221	—	13,221
Dividend paid to stockholders	—	—	—	—	(10,762)	—	—	(10,762)	(346)	(11,108)
Dividend payable to stockholders	—	—	—	—	(10,755)	—	—	(10,755)	—	(10,755)
Net income	—	—	—	—	78,502	—	—	78,502	223	78,725
Other comprehensive income (loss)	—	—	—	(548)	—	—	—	(548)	91	(457)
Balance at May 31, 2021	31,456	$3	$459,812	$(177,368)	$639,472	678	$(23,116)	$898,803	$981	$899,784

Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	54	(3,997)	(3,997)	—	(3,997)
Issuance of treasury stock	(9)	—	(699)	—	—	(9)	699	—	—	—
Issuance of restricted stock award	234	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,678	—	—	—	—	12,678	—	12,678
Dividend paid to stockholders	—	—	—	—	(13,275)	—	—	(13,275)	—	(13,275)
Dividend payable to stockholders	—	—	—	—	(13,430)	—	—	(13,430)	—	(13,430)
Net income	—	—	—	—	81,230	—	—	81,230	19	81,249
Other comprehensive income (loss)	—	—	—	(10,640)	—	—	—	(10,640)	3	(10,637)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at May 31, 2022	31,688	$3	$477,281	$(193,148)	$713,444	758	$(29,382)	$968,198	$—	$968,198

See accompanying notes

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,	May 31,
	2022	2021
Operating Activities:
Net income	$81,249	$78,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,258	48,350
Allowance for doubtful accounts	10	19
Loss on sale of property and equipment	881	568
Deferred income taxes	(3,241)	(2,748)
Equity in losses of unconsolidated affiliates	6	34
Stock-based compensation	12,678	13,221
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(16,133)	6,147
Merchandise inventories	(71,257)	(27,136)
Accounts payable	9,860	(37,213)
Net cash provided by operating activities	64,311	79,967
Investing Activities:
Proceeds from the disposal of Aeropost, net of divested cash	4,959	—
Additions to property and equipment	(98,562)	(73,350)
Purchases of short-term investments	(22,442)	(58,355)
Proceeds from settlements of short-term investments	53,058	37,605
Purchases of long-term investments	—	(1,479)
Proceeds from settlements of long-term investments	1,486	1,479
Proceeds from disposal of property and equipment	97	109
Net cash used in investing activities	(61,404)	(93,991)
Financing Activities:
Proceeds from long-term bank borrowings	30,633	3,000
Repayment of long-term bank borrowings	(17,804)	(13,135)
Proceeds from short-term bank borrowings	22,313	—
Repayment of short-term bank borrowings	(6,505)	(64,916)
Cash dividend payments	(13,275)	(11,108)
Purchase of treasury stock	(3,997)	(2,574)
Other financing activities	—	(223)
Net cash provided by (used in) financing activities	11,365	(88,956)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7,034)	(2,351)
Net increase (decrease) in cash, cash equivalents	7,238	(105,331)
Cash, cash equivalents and restricted cash at beginning of period	215,479	303,771
Cash, cash equivalents and restricted cash at end of period	$222,717	$198,440

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$1,456	$8,763
Dividends declared but not yet paid	(13,430)	(10,755)

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(UNAUDITED—AMOUNTS IN THOUSANDS)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31,	May 31,
	2022	2021
Cash and cash equivalents	$207,528	$190,687
Short-term restricted cash	2,986	781
Long-term restricted cash	$12,203	$6,972
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$222,717	$198,440

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2022

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping and services offered both online and at warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2022, the Company had 50 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three in Honduras; two each in El Salvador, Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open a warehouse club in San Miguel, El Salvador in the spring of 2023 and a warehouse club in Medellín, Colombia in the summer of 2023. Once these two new clubs are open, the Company will operate 52 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.

PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:

1.Expand Real Estate Footprint with New Clubs and Distribution Facilities,

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, subsidiaries in which it has a controlling interest, and the Company’s joint ventures for which the Company has determined that it is the primary beneficiary. The Company’s net income excludes income attributable to non-controlling interests. The Company reports non-controlling interests in consolidated entities as a component of equity separate from the Company’s equity. The interim consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the year.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of May 31, 2022 are listed below:

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The novel coronavirus (COVID-19) pandemic continues to significantly impact the economies of the countries where the Company operates. The Company has assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.

Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement.

Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31,	August 31,
	2022	2021
Short-term restricted cash	$2,986	$3,647
Long-term restricted cash	12,203	9,772
Total restricted cash(1)	$15,189	$13,419

(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $10.0 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $44.5 million as of May 31, 2022 and $52.9 million as of August 31, 2021.  The Company reviews reported goodwill and other intangibles at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In connection with the Aeropost disposal, we retained the intellectual property associated with our PriceSmart.com business. However, in conjunction with this disposal, we wrote off $1.7 million of goodwill, $4.4 million of intangibles related to the Aeropost trademark, and $1.0 million of intangibles related to the developed technology of Aeropost directly associated with Aeropost’s legacy marketplace and casillero business. These write offs of goodwill and intangible assets are included as part of the $2.7 million net pre-tax gain recorded during the first fiscal quarter of 2022 for the sale of Aeropost.

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

In two countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of May 31, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.3 million as of May 31, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31,	August 31,
	2022	2021
Prepaid expenses and other current assets	$3,885	$3,173
Other non-current assets	31,564	28,437
Total amount of VAT receivables reported	$35,449	$31,610

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31,	August 31,
	2022	2021
Prepaid expenses and other current assets	$9,622	$11,491
Other non-current assets	22,281	18,872
Total amount of income tax receivables reported	$31,903	$30,363

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2022, the Company reissued approximately 9,000 treasury shares.

               Fair Value Measurements – The Company measures the fair value for all financial and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or non-recurring basis. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2022 and August 31, 2021

Fair Value Instruments. The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business. This includes exposure to foreign currency exchange rate fluctuations on U.S. dollar denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements. The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Cost of Goods Sold – The Company includes the cost of merchandise and food service and bakery raw materials in cost of goods sold: net merchandise sales. The Company also includes in cost of goods sold: net merchandise sales the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs, and, when applicable, costs of shipping to Members. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-club demonstrations.

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

Loss Contingencies and Litigation – The Company records and reserves for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired, or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a material loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will affect net income upon the sale or liquidation of the underlying investment.

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and nine months ended May 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Effect on other comprehensive loss due to foreign currency translation	$(9,401)	$(3,007)	$(15,119)	$(2,577)

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Currency loss	$(2,504)	$(2,240)	$(6,142)	$(3,970)

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the nine-month period ended May 31, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 31, 2022 that the Company expects to have a material impact on its consolidated financial statements.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Non-merchandise Sales. Until the disposal of Aeropost in the first quarter of fiscal 2022, the Company recognized non-merchandise revenue, net of sales taxes, on transactions where the Company had determined that it was the agent in the transaction.  These transactions primarily consisted of contracts the Company entered into with its customers to provide delivery, insurance and customs processing services for products its customers purchased online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s marketplace site. Revenue was recognized when the Company’s performance obligations were completed (that is when delivery of the items have been made to the destination point) and was recorded in “non-merchandise revenue” on the consolidated statements of income.  Prepayment for orders for which the Company had not fulfilled its performance obligation were recorded as deferred income. Additionally, the Company recorded revenue at the net amounts retained, i.e., the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company was acting as an agent and was not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

	Contract Liabilities
	May 31, 2022	August 31, 2021
Deferred membership income	$28,570	$25,951
Other contract performance liabilities	$8,050	$7,871

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Foods & Sundries	$490,268	$431,007	$1,453,993	$1,298,134
Fresh Foods	293,148	252,365	851,945	745,158
Hardlines	111,677	94,732	343,953	318,229
Softlines	57,322	43,468	172,355	130,732
Other Business	46,596	35,906	132,704	101,998
Net Merchandise Sales	$999,011	$857,478	$2,954,950	$2,594,251

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table sets forth the computation of net income per share for the three and nine-months ended May 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Net income attributable to PriceSmart, Inc.	$19,258	$22,529	$81,230	$78,502
Less: Allocation of income to unvested stockholders	(312)	(372)	(869)	(952)
Net income attributable to PriceSmart, Inc. available for distribution	$18,946	$22,157	$80,361	$77,550
Basic weighted average shares outstanding	30,615	30,414	30,582	30,396
Add dilutive effect of performance stock units (two-class method)	14	32	6	27
Diluted average shares outstanding	30,629	30,446	30,588	30,423
Basic net income per share	$0.62	$0.73	$2.63	$2.55
Diluted net income per share	$0.62	$0.73	$2.63	$2.55

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2022 and 2021 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	N/A	$0.43	8/15/2022	N/A	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	N/A	$0.35	8/15/2021	8/31/2021	N/A	$0.35

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

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(15,119)	3	(15,116)
Defined benefit pension plans (1)	140	—	140
Derivative instruments (2)	4,339	—	4,339
Sale of Aeropost	—	(254)	(254)
Ending balance, May 31, 2022	$(193,148)	$—	$(193,148)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(2,577)	91	(2,486)
Defined benefit pension plans (1)	164	—	164
Derivative Instruments (2)	1,865	—	1,865
Ending balance, May 31, 2021	$(177,368)	$225	$(177,143)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(7,837)	117	(7,720)
Defined benefit pension plans (1)	(230)	—	(230)
Derivative Instruments (2)	2,252	—	2,252
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)

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

	May 31,	August 31,
	2022	2021
Retained earnings not available for distribution	$8,554	$8,022

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the nine months ended May 31, 2022.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2022 and August 31, 2021, the Company has recorded within other accrued expenses and other current liabilities a total of $1.2 million and $1.8 million, respectively, for various non-income tax related tax contingencies.

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

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of May 31, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.3 million as of May 31, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2022 and August 31, 2021, the Company had approximately $10.0 million and $16.2 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2022, the Company had entered into three land purchase agreements that, if completed, would result in the use of approximately $10.6 million in cash. These land purchase agreements correlate with our due diligence for two potential additional warehouse clubs and one additional Produce Distribution Center. Lastly, the Company has one lease option agreement for one additional warehouse club.

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of May 31, 2022 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(56)	$6,962	$99	$7,061
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	147	3,576	785	4,361
Total		$6,809	$3,638	$91	$10,538	$884	$11,422

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

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
May 31, 2022 - Committed	$75,000	$—	$114	$74,886	—%
May 31, 2022 - Uncommitted	91,000	15,336	—	75,664	4.1
May 31, 2022 - Total	$166,000	$15,336	$114	$150,550	4.0%

August 31, 2021 - Committed	$40,000	—	97	$39,903	—%
August 31, 2021 - Uncommitted	91,000	—	—	91,000	—
August 31, 2021 - Total	$131,000	$—	$97	$130,903	—%

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

As of May 31, 2022 and August 31, 2021, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

The following table provides the changes in long-term debt for the nine months ended May 31, 2022:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2021	$19,395	$110,110	$129,505	(1)
Proceeds from long-term debt incurred during the period:
Guatemala subsidiary	—	4,204	4,204
Trinidad subsidiary	4,924	21,505	26,429
Total proceeds from long-term debt incurred during the period	4,924	25,709	30,633
Repayments of long-term debt:	(7,398)	(10,406)	(17,804)
Reclassifications of long-term debt due in the next 12 months	17,395	(17,395)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(41)	164	123
Balances as of May 31, 2022	$34,275	$108,182	$142,457	(3)

(1)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $7.0 million and $153.5 million, respectively.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income (loss).

(3)The carrying amount of cash and non-cash assets assigned as collateral for these loans was $5.9 million and $160.6 million, respectively.

As of May 31, 2022 and August 31, 2021, the Company had approximately $114.9 million and $103.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods. The net increase in long-term debt during the nine months ended May 31, 2022 is primarily attributable to a loan entered into by the Company’s Trinidad subsidiary, whereby it received $25.0 million in U.S. dollars, which it will pay back in Trinidad dollars (using a conversion rate fixed upon initial disbursement) over the four-year life of the loan.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2023	$34,275
2024	18,763
2025	34,702
2026	11,980
2027	36,042
Thereafter	6,695
Total	$142,457

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Cash Flow Hedges

As of May 31, 2022, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2022:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June, and September, beginning on March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Colombia subsidiary	24-Sep-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	Variable rate 3-month Libor plus 2.50%	7.09%	24th day of each December, March, June and September beginning December 24, 2019	September 24, 2019 - September 26, 2022
Panama subsidiary	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
Honduras subsidiary	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2024
PriceSmart, Inc.	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

For the three and nine months ended May 31, 2022 and May 31, 2021, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2022	$618	$871	$1,489
Interest expense for the three months ended May 31, 2021	$656	$907	$1,563
Interest expense for the nine months ended May 31, 2022	$1,720	$2,628	$4,348
Interest expense for the nine months ended May 31, 2021	$2,015	$2,785	$4,800

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

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	May 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2022	2021
Union Bank	$31,663	$32,619
Citibank N.A.	67,522	51,032
Scotiabank	9,000	10,125
Total	$108,185	$93,776

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2022			August 31, 2021
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$4,512	$(1,579)	$2,933	$2,464	$(741)	$1,723
Cross-currency interest rate swaps	Other current assets	1,550	(543)	1,007	—	—	—
Interest rate swaps	Other non-current assets	898	(198)	700	—	—	—
Interest rate swaps	Other long-term liabilities	(49)	14	(35)	(2,305)	535	(1,770)
Cross-currency interest rate swaps	Other long-term liabilities	(999)	340	(659)	(705)	212	(493)
Net fair value of derivatives designated as hedging instruments		$5,912	$(1,966)	$3,946	$(546)	$6	$(540)

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	4-Feb-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$5,000	3-Aug-22	February 4, 2022 - August 3, 2022
Colombia	28-Mar-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$2,000	28-Jun-22	28 March, 2022 - 28 June, 2022
Colombia	28-Mar-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$2,000	26-Jul-22	28 March, 2022 - 26 July, 2022
Colombia	28-Mar-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$1,000	25-Aug-22	28 March, 2022 - 25 August, 2022

Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and nine month periods ended May 31, 2022 and May 31, 2021.

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 50 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2022
Revenue from external customers	$13,396	$599,132	$294,785	$123,497	$—	$1,030,810
Intersegment revenues	351,404	6,223	1,706	1,388	(360,721)	—
Depreciation, Property and equipment	1,355	8,688	4,408	2,718	—	17,169
Amortization, Intangibles	388	—	—	—	—	388
Operating income (loss)	2,821	39,458	19,163	4,652	(32,332)	33,762
Net income (loss) attributable to PriceSmart, Inc.	(442)	34,011	14,903	3,118	(32,332)	19,258
Capital expenditures, net	197	11,851	10,695	8,439	—	31,182

Nine Months Ended May 31, 2022
Revenue from external customers	$36,102	$1,785,017	$860,953	$362,651	$—	$3,044,723
Intersegment revenues	1,138,283	16,251	4,483	2,989	(1,162,006)	—
Depreciation, Property and equipment	3,361	25,586	12,449	7,638	—	49,034
Amortization, Intangibles	1,224	—	—	—	—	1,224
Operating income (loss)	17,377	128,889	60,796	17,154	(96,115)	128,101
Net income (loss) attributable to PriceSmart, Inc.	6,106	108,661	48,977	13,620	(96,134)	81,230
Long-lived assets (other than deferred tax assets)	70,322	494,086	218,365	186,630	—	969,403
Intangibles, net	1,153	—	—	—	—	1,153
Goodwill	8,982	24,316	10,049	—	—	43,347
Total assets	201,571	844,844	478,008	267,340	—	1,791,763
Capital expenditures, net	3,404	37,902	32,742	24,524	—	98,572

Three Months Ended May 31, 2021
Revenue from external customers	$21,237	$531,595	$243,468	$98,964	$—	$895,264
Intersegment revenues	309,261	4,305	1,228	434	(315,228)	—
Depreciation, Property and equipment	1,666	7,990	3,920	2,403	—	15,979
Amortization, Intangibles	606	—	—	—	—	606
Operating income (loss)	545	38,313	17,240	5,135	(25,184)	36,049
Net income (loss) attributable to PriceSmart, Inc.	(2,388)	32,700	13,524	3,929	(25,236)	22,529
Capital expenditures, net	3,334	8,724	6,486	4,870	—	23,414

Nine Months Ended May 31, 2021
Revenue from external customers	$67,622	$1,567,287	$762,153	$313,203	$—	$2,710,265
Intersegment revenues	955,619	12,842	3,498	2,413	(974,372)	—
Depreciation, Property and equipment	5,115	23,367	11,570	6,500	—	46,552
Amortization, Intangibles	1,798	—	—	—	—	1,798
Operating income (loss)	8,315	113,120	59,600	17,139	(72,615)	125,559
Net income (loss) attributable to PriceSmart, Inc.	(4,306)	94,247	48,175	13,224	(72,838)	78,502
Long-lived assets (other than deferred tax assets)	79,178	484,039	189,873	163,266	—	916,356
Intangibles, net	8,368	—	—	—	—	8,368
Goodwill	10,695	24,359	10,088	—	—	45,142
Total assets	202,770	777,703	427,078	224,404	—	1,631,955
Capital expenditures, net	6,052	30,334	14,748	20,416	—	71,550

As of August 31, 2021
Long-lived assets (other than deferred tax assets)	$79,404	$490,099	$197,030	$164,970	$—	$931,503
Intangibles, net	7,762	—	—	—	—	7,762
Goodwill	10,695	24,332	10,068	—	—	45,095
Total assets	246,896	795,940	434,428	228,526	—	1,705,790

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date as of May 31, 2022 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to: various political, economic and compliance risks associated with our international operations, adverse changes in economic conditions in our markets, natural disasters, volatility in currency exchange rates and illiquidity of certain local currencies in our markets, competition, consumer and small business spending patterns, political instability, increased costs associated with the integration of online commerce with our traditional business, whether the Company can successfully execute strategic initiatives, our reliance on third party service providers, including those who support transaction and payment processing, data security and other technology services, cybersecurity breaches that could cause disruptions in our systems or jeopardize the security of Member or business information, cost increases from product and service providers, interruption of supply chains, novel coronavirus (COVID-19) related factors and challenges, exposure to product liability claims and product recalls, recoverability of moneys owed to PriceSmart from governments, and other important factors discussed under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on October 21, 2021. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Overview

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities by reliably and consistently providing quality goods and valuable services at the lowest possible prices.

PriceSmart began operations in 1996 in San Diego, California, with the intent to bring our U.S. style membership shopping warehouse club concept to emerging and developing countries. We currently operate 50 warehouse clubs in Central America, the Caribbean and Colombia. In all 13 markets, our Members are able to engage with us on social media and shop on our e-commerce platform, PriceSmart.com.

Member experience is our top priority. We rigorously limit the number of SKU’s in order to drive volume and leverage purchasing power for the benefit of our Members. Our curated selection offers a combination of specialty items that are imported and/or unique to our markets, locally and regionally sourced goods, essential goods, direct-from-farm fresh produce and private label consumer products under the brand “Member’s Selection®”. Our Member’s Selection® offering allows us to maintain key quality items at lower prices and provides the opportunity to reduce supply chain risks. We also offer prepared foods and fresh-baked goods. Most merchandise is available for online ordering through PriceSmart.com and for delivery or contactless curbside pickup through our Click & Go™ service. We also offer well-being services such as Optical, Pharmacy and Audiology. Our clubs typically feature food courts and tire centers and services. We are also a significant provider of goods to small businesses in our markets that benefit from larger pack sizes and low pricing. We strive to continually enhance the value of our membership such that the value of the goods and services purchased and received by the Member far exceeds the cost of the membership.

Our warehouse clubs range in sales floor size from approximately 30,000 to 60,000 square feet. Our larger clubs are typically located in and around densely populated major cities that include a large penetration of consumers with significant disposable income. Our smaller clubs tend to be in areas with less population density, but where there are significant opportunities to serve the population and supply and support businesses. We also have smaller format clubs in urban areas where it is difficult to secure sufficient real estate at a reasonable cost.

We strategically invest in technology to enhance Member experience and convenience. We believe technology allows us to access valuable data that supports our ability to increase efficiencies and gain important insights about our Members. We now provide digital membership and auto-renewal for the convenience of our Members.

Our logistics and distribution infrastructure is key to maximizing efficiencies. We revise and upgrade our logistics and distribution systems to capture efficiencies as our business grows in sales volume, in geography and through activity generated by e-commerce. We utilize regional distribution centers in the U.S. and Costa Rica as well as several local distribution centers to distribute merchandise efficiently and to create flexibility to mitigate the risk of supply-chain disruption. We also seek to capture efficiencies by using specialized distribution centers for produce and centralized production for categories such as bakery and meat processing.

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

The number of warehouse clubs for each country or territory were as follows:

	Number of	Number of
	Warehouse Clubs	Warehouse Clubs
	in Operation as of	in Operation as of
Country/Territory	May 31, 2022	May 31, 2021
Colombia	9	8
Costa Rica	8	8
Panama	7	7
Dominican Republic	5	5
Guatemala	5	4
Trinidad	4	4
Honduras	3	3
El Salvador	2	2
Nicaragua	2	2
Jamaica	2	1
Aruba	1	1
Barbados	1	1
U.S. Virgin Islands	1	1
Totals	50	47

Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.

We are currently constructing a smaller format warehouse club in the Hacienda San Andrés area of San Miguel, El Salvador, approximately 100 miles east of the capital city San Salvador, which is anticipated to open in the spring of 2023. It will be our third club in El Salvador. In addition, we are proceeding with the construction of a smaller format warehouse club in the affluent El Poblado area of Medellín, Colombia. We expect to open this warehouse club, which will be our second club in Medellín and the Company’s tenth warehouse club in Colombia, in the summer of 2023. Once these two new clubs are open, we will operate 52 warehouse clubs.

We also export products to a retailer in the Philippines and are looking to expand that business into other markets.

Factors Affecting Our Business

COVID-19 Pandemic

The COVID-19 pandemic has challenged us in many respects and continues to do so. COVID-related and other supply and logistics constraints have continued to adversely affect some merchandise categories and are expected to do so for the foreseeable future. The pandemic continues to remain unpredictable in duration and intensity, and we could see periodic reinstatements of stay-at-home orders and other restrictions should infections increase significantly. In addition, we are seeing adverse impacts on our suppliers in the Far East and at various ports, causing delays and changes in transportation schedules. We expect continued uncertainty in the supply chain and economies of our markets as a result of the pandemic and anticipate volatility in employment trends, consumer confidence and demand; shifts in consumer demands; volatility and liquidity of foreign currency exchange rates; volatility of commodity prices; and possible fiscal austerity measures taken by governments in our markets, which will likely impact our results for the foreseeable future. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

However, COVID has also presented us opportunities to improve how we do business, how we serve our Members and how we treat our employees. COVID:

•Increased our focus on expanding local sourcing and near-shoring of goods that we offer,

•Expedited our efforts to engage with Members online, including the launch of PriceSmart.com, and

•Highlighted the importance of employee well-being and accelerated our decision to ensure health coverage for all employees in our Company. We also are establishing flexible schedules and hybrid work environments for office employees in order to maximize efficiencies and provide opportunity for balance in our employees’ lives.

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

The current environment that we are operating in is characterized by global supply chain disruption, high fuel and freight costs, inflation, significant foreign currency devaluations and less predictable consumer behavior and purchasing patterns due, in part, to COVID’s impact on consumer lifestyles. These factors have increased the complexity of managing our inventory flow and business. During the last half of fiscal year 2021 and persisting into fiscal 2022, we saw several factors pressuring supply chains, including raw material shortages, limited manufacturer capacity, factory labor shortages, container shortages, port delays, and truck and driver shortages. These disruptions and shortages continue to impact the timing of deliveries and are leading to higher freight and merchandise costs. Despite all these issues, we continued to see strong sales during the quarter. We are working to hold down and/or mitigate the price increases passed on to the Members while maintaining the right inventory mix to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative routings of shipments, increased throughput, and provided flexibility to more effectively mitigate these challenges. We made strategic investments in inventory based on anticipated demand and worked with our local vendors to source alternative products in order to reduce out-of-stocks on high demand items that were impacted by these disruptions or that were affected by electronic part shortages. However, rapidly changing consumer preferences, long lead times, and supply chain disruptions led to inventory build up in some of the discretionary non-foods categories in our hardlines segment. We took significantly higher than usual markdowns in the third quarter in these categories to sell through out-of-season merchandise. We are planning to reduce our days on hand of inventory to better adapt to and meet the changing demands of our Members. We expect to face some margin pressure in the fourth quarter of fiscal 2022, but significantly less than the third fiscal quarter, as we continue to right-size our inventory and rebalance our inventory mix.

Currency fluctuations can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first nine months of fiscal year 2022 and 2021, approximately 78.0% and 77.8%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.7% and 48.1% consisted of sales of products we purchased in U.S. dollars for each period, respectively.

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

As of May 31, 2022, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $28.8 million, a decrease of $24.1 million from August 31, 2021 when these same balances were approximately $52.9 million and a decrease of $71.7 million from the peak of $100.5 million as of November 30, 2020. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances.

In March 2022 the International Monetary Fund updated prior calculations and estimated that the Trinidad dollar was over-valued between approximately 11.6% and 20.4%. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $5.8 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of May 31, 2022, we had a U.S. dollar denominated monetary asset position of approximately $70.5 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $14.1 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

While our balance of Trinidad dollars has been reduced significantly so far in fiscal 2022, we have not yet converted all of our Trinidad dollars into U.S. dollars. In response to these liquidity challenges in Trinidad, we have been taking multiple actions, including but not limited to: raising sales prices on imported goods in Trinidad due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity, shifting to local sources of goods where appropriate, and entering into financing arrangements such as the loan we obtained in December 2021 whereby we received $25 million in U.S. dollars and will repay the balance in Trinidad dollars (using a conversion rate fixed upon initial disbursement) over the four-year life of the loan. Additionally, we significantly limited shipments of goods from the U.S. to Trinidad during most of fiscal 2021 due to the illiquidity of the Trinidad dollar and further reduced our shipments in the last quarter of fiscal 2021 because of the government-imposed restrictions on sales of non-essential items during that period driven by the pandemic. Although most local restrictions have been lifted and liquidity of the Trinidad dollar has improved in fiscal 2022, we continue to manage to a target level of imports in Trinidad. So far in fiscal 2022, these self-imposed import limitations have been generally in line with the needs of the market from a demand perspective.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees, and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits, and the opportunity for growth. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members, their businesses and their communities, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we invest to increase our technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, and meanwhile, enhance Member experience and engagement.

Growth

As we look to the future, our Company is focused on three major drivers of growth:

• Expand Real Estate Footprint with New Clubs and Distribution Facilities

•Increase Membership Value

•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities

I.Expand Real Estate Footprint with New Clubs and Distribution Facilities. We continue to seek opportunities to expand our geographic footprint for brick-and-mortar warehouse clubs. We plan to open a warehouse club in El Salvador located in the city of San Miguel in the spring of 2023 and another club in Medellín, Colombia in the summer of 2023. We continue to actively pursue club growth in our markets and to evaluate opportunities in new markets. Our growth strategy, as it pertains to real estate, includes physical distribution centers of various types to support the flow of merchandise from the supplier to the Member, be it sales generated from the clubs or through PriceSmart.com. Also, the need for optionality in today’s world has proven essential. Therefore, we plan to make appropriate investments in our distribution network to maximize efficiencies, minimize supply chain disruption, maximize the efficient use of limited space in our warehouse clubs, and to provide optimal support for a growing e-commerce business. In addition to our distribution center in Miami, Florida, we also operate a regional distribution center in Costa Rica and are actively considering others. During fiscal 2022 we doubled our network of Produce Distribution Centers from two to four and are currently developing plans for two more. In some cases, these facilities also provide the opportunity to capture efficiencies by centralizing certain production activities, such as bakery, meat processing, packaging and labeling.

II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart, whether through sales, services and/or convenience. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business. We focus on growth of our membership base, Member renewal rates and spend per Member as part of how we determine how Members see our value. By adding more benefits that Members can only obtain with us, we expect to see growth in the number of Members, which drives Membership income and Merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services such as the ability for all of our Members to transact on PriceSmart.com; Click & Go™ curbside pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the Member and additional members of their families and deeply discounted eyeglass frames; Audiology services with free hearing exams and deeply discounted hearing aids; and Pharmacy, which provides a significant convenience to our Members.

Another way we enhance Membership value is through our private label offering, “Member’s Selection®,” a brand which is available only to PriceSmart Members. We believe the Member’s Selection® brand carries goodwill, and is recognized in our markets for value. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits including support of local communities in which we operate by developing industry and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members whether they choose to shop on-line, in-club, or both. During the first nine months of fiscal 2022, our private label sales represented 24.2% of total merchandise sales, up from 21.7% for fiscal year 2021, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality of PriceSmart.com and to expand our product offerings available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, we have been able to provide our Members with enhancements to the membership experience. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the increasingly dynamic environment we are in.

Financial highlights for the third quarter of fiscal year 2022 included:

•Total revenues increased 15.1% over the comparable prior year period.

•Net merchandise sales increased 16.5% over the comparable prior year period. We ended the quarter with 50 warehouse clubs compared to 47 warehouse clubs at the end of the third quarter of fiscal 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.3% versus the comparable three-month period.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended May 29, 2022 increased 12.8%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.2%.

•Membership income for the third quarter of fiscal 2022 increased 7.8% to $15.4 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 4.0% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 14.2%, a decrease of 170 basis points (1.7%) from the same period in the prior year.

•Operating income for the third quarter of fiscal 2022 was $33.8 million, a decrease of 6.3%, or $2.2 million, compared to the third quarter of fiscal 2021.

•We recorded a $2.5 million net currency loss from currency transactions in the third quarter of fiscal 2022 compared to a $2.2 million net currency loss in the same period last year.

•Our effective tax rate increased in the third quarter of fiscal 2022 to 33.7% from 30.9% in the third quarter of fiscal 2021, primarily related to changes in uncertain tax positions and changes in foreign currency value and related adjustments.

•Net income attributable to PriceSmart for the third quarter of fiscal 2022 was $19.3 million, or $0.62 per diluted share, compared to $22.5 million, or $0.73 per diluted share, in the third quarter of fiscal 2021.

Financial highlights for the nine months ended May 31, 2022 included:

•Total revenues increased 12.3% over the comparable prior year period.

•Net merchandise sales increased 13.9% over the comparable prior year period. We ended the first nine months of fiscal 2022 with 50 warehouse clubs compared to 47 warehouse clubs at the end of the third quarter of fiscal 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.1% versus the comparable nine-month period.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 39 weeks ended May 29, 2022 increased 10.8%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.0%.

•Membership income increased 9.4% to $45.3 million.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 8.8% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.3%, a decrease of 70 basis points (0.7%) from the same period in the prior year.

•Operating income was $128.1 million, an increase of 2.0%, or $2.5 million, compared to the first nine months of fiscal 2021.

•We recorded a $6.1 million net currency loss from currency transactions in the current nine-month period compared to a $4.0 million net currency loss in the same period last year.

•Our effective tax rates for the first nine months of fiscal 2022 and 2021 were similar at 32.8% and 32.7%, respectively.

•Net income attributable to PriceSmart for the first nine months of fiscal 2022 was $81.2 million, or $2.63 per diluted share, compared to $78.5 million, or $2.55 per diluted share, in the comparable prior year period.

COMPARISON OF THE three and NINE months ended May 31, 2022 and 2021

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2022 with the three-month and nine month-periods ended on May 31, 2021 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2022 and May 31, 2021.

	Three Months Ended
	May 31, 2022				May 31, 2021
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$587,616	58.8%	$66,261	12.7%	$521,355	60.8%
Caribbean	290,441	29.1	51,118	21.4	239,323	27.9
Colombia	120,954	12.1	24,154	25.0	96,800	11.3
Net merchandise sales	$999,011	100.0%	$141,533	16.5%	$857,478	100.0%

	Nine Months Ended
	May 31, 2022				May 31, 2021
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$1,751,248	59.3%	$214,020	13.9%	$1,537,228	59.3%
Caribbean	848,206	28.7	98,149	13.1	750,057	28.9
Colombia	355,496	12.0	48,530	15.8	306,966	11.8
Net merchandise sales	$2,954,950	100.0%	$360,699	13.9%	$2,594,251	100.0%

Comparison of Three and Nine Months Ended May 31, 2022 and 2021

Overall, total net merchandise sales grew 16.5% for the third quarter and 13.9% for the nine-month period ended May 31, 2022. The third quarter increase resulted from a 10.8% increase in transactions and a 5.2% increase in average ticket. For the nine-month period, the increase resulted from an 11.2% increase in transactions and a 2.4% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs and Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 50 clubs in operation as of May 31, 2022 compared to 47 clubs as of May 31, 2021.

Net merchandise sales in our Central America segment increased 12.7% and 13.9% for the third quarter and nine-months ended May 31, 2022, respectively. These increases had a 770 basis point (7.7%) and 820 basis point (8.2%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the three and nine-month periods ended May 31, 2022. We added one new club to the segment when compared to the comparable prior-year periods. We opened our fifth warehouse club in Guatemala in October 2021.

Net merchandise sales in our Caribbean segment increased 21.4% and 13.1%, respectively, for the third quarter and the nine-months ended May 31, 2022. The increase for the quarter had a 600 basis point (6.0%) positive impact on net merchandise sales growth and the increase for the nine-months had a 380 basis point (3.8%) positive impact on net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth. Sales for Trinidad were particularly strong for the third quarter and the nine-months ended May 31, 2022 because in the comparable fiscal second and third quarters of 2021, sales were impacted by COVID-19 closures, government prohibitions on sales of most non-foods and non-essential items, and our decision to reduce imported merchandise due to the U.S. dollar liquidity challenges, which improved in the second and third quarters of fiscal 2022. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more information regarding the impact on us of the illiquidity of the Trinidad dollar. We opened our second warehouse club in Jamaica in April 2022.

Net merchandise sales in our Colombia segment increased 25.0% and 15.8% for the third quarter and the nine-months ended May 31, 2022, respectively. This increase had a 280 basis point (2.8%) and 190 basis point (1.9%) positive impact on total net merchandise sales growth. The primary driver of the increased revenue for the quarter was the addition of one club to the segment when compared to the comparable prior year period. We opened our ninth warehouse club in Colombia in November 2021.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and nine-month period ended May 31, 2022. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	May 31, 2022
	Amount	% change
Central America	$(14,377)	(2.8)%
Caribbean	2,110	0.9
Colombia	(6,814)	(7.0)
Net merchandise sales	$(19,081)	(2.3)%

	Currency exchange rate fluctuations for the
	Nine Months Ended
	May 31, 2022
	Amount	% change
Central America	$(30,528)	(2.0)%
Caribbean	2,038	0.3
Colombia	(25,341)	(8.3)
Net merchandise sales	$(53,831)	(2.1)%

Overall, the effects of currency fluctuations within our markets had approximately $19.1 million and $53.8 million, or 230 basis point (2.3%) and 210 basis points (2.1%), negative impact on net merchandise sales for the quarter and nine-months ended May 31, 2022, respectively.

Currency fluctuations had a $14.4 million and $30.5 million, or 280 basis point (2.8%) and 200 basis point (2.0%), negative impact on net merchandise sales in our Central America segment for the quarter and nine-months ended May 31, 2022. These currency fluctuations contributed approximately 170 basis points (1.7%) and 120 basis points (1.2%) of the total negative impact on net merchandise sales for the current period. The Costa Rica Colón depreciated significantly against the dollar as compared to the same three-month and nine-month period a year ago, and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $2.1 million and $2.0 million, or 90 basis point (0.9%) and 30 basis point (0.3%), positive impact on net merchandise sales in our Caribbean segment for the quarter and nine-months ended May 31, 2022. These currency fluctuations contributed approximately 20 basis points (0.2%) and 10 basis points (0.1%) positive impact on total net merchandise sales, respectively. This positive impact was primarily driven by the appreciation of the Dominican Republic dollar as compared to the same three-month and nine-month period a year ago.

Currency fluctuations had a $6.8 million and $25.3 million, or 700 basis point (7.0%) and 830 basis point (8.3%), negative impact on net merchandise sales in our Colombia segment for the quarter and nine-months ended May 31, 2022. These currency fluctuations contributed approximately 80 basis points (0.8%) and 100 basis points (1.0%) of the total negative impact on total net merchandise sales for the quarter and nine-months ended May 31, 2022.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our warehouse clubs opened during calendar year 2021 and one opened in April 2022 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 47 warehouse clubs for the thirteen and thirty-nine week periods ended May 29, 2022.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and thirty-nine week periods ended May 29, 2022 and May 30, 2021 compared to the prior year.

	Thirteen Weeks Ended
	May 29, 2022	May 30, 2021
	% Increase in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	9.7%	16.0%
Caribbean	17.4	(2.5)
Colombia	18.1	3.6
Consolidated comparable net merchandise sales	12.8%	8.8%

	Thirty-Nine Weeks Ended
	May 29, 2022	May 30, 2021
	% Increase in comparable net merchandise sales	% Increase in comparable net merchandise sales
Central America	11.4%	5.7%
Caribbean	11.7	2.6
Colombia	5.5	2.2
Consolidated comparable net merchandise sales	10.8%	4.3%

Comparison of Thirteen and Thirty-Nine-Week Periods Ended May 29, 2022 and May 30, 2021

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended May 29, 2022 increased 12.8%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine week period ended May 29, 2022 increased 10.8%.

Comparable net merchandise sales in our Central America segment increased 9.7% and 11.4% for the thirteen-week and thirty-nine week periods ended May 29, 2022, respectively. All of our markets in Central America had positive comparable net merchandise sales growth for the thirteen-week and thirty-nine week periods ended May 29, 2022, except that Guatemala had negative comparable net merchandise sales growth during the quarter because of transfers of sales from warehouse clubs included in the comparable net merchandise sales calculation to a new club not included in the calculation. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 590 basis points (5.9%) and 680 basis points (6.8%) of positive impact in total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended May 29, 2022, respectively.

Comparable net merchandise sales in our Caribbean segment increased 17.4% and 11.7% for the thirteen-week and thirty-nine week periods ended May 29, 2022. These increases contributed approximately 490 basis points (4.9%) and 340 basis points (3.4%) of positive impact on total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended May 29, 2022, respectively.

Our Trinidad market continued its strong performance in the thirteen-week and thirty-nine week periods ended May 29, 2022, with 21.7% and 8.1% comparable net merchandise sales growth, respectively. Trinidad sales significantly improved versus the prior period due to COVID-19 closures and prohibited sales of most non-foods and non-essential items in the comparable prior year period, along with increased sales in the current period resulting from our restoring inventory levels of merchandise sourced in U.S. dollars in connection with an improvement in the liquidity of the Trinidad dollar during the period. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more discussion on the Trinidad dollar illiquidity situation. Our Dominican Republic and Aruba markets also showed strong performance, with both having double digit comparable net merchandise sales growth for the thirteen and thirty-nine week periods.

Comparable net merchandise sales in our Colombia segment increased 18.1% and 5.5% for the thirteen-week and thirty-nine week periods ended May 29, 2022, respectively. These increases contributed approximately 200 basis points (2.0%) and 60 basis points (0.6%) of positive impact in total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended May 29, 2022, respectively. The increase in Colombia during the thirteen-week and thirty-nine week period was primarily due to the year-over-year improvements in sales growth due to the comparably improved COVID-19 situation.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change for the thirteen-week and thirty-nine week periods ended May 29, 2022.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	May 29, 2022
	Amount	% change
Central America	$(14,434)	(2.8)%
Caribbean	2,308	1.0
Colombia	(6,513)	(6.8)
Consolidated comparable net merchandise sales	$(18,639)	(2.2)%

	Currency Exchange Rate Fluctuations for the
	Thirty-Nine Weeks Ended
	May 29, 2022
	Amount	% change
Central America	$(31,117)	(2.0)%
Caribbean	2,386	0.3
Colombia	(22,590)	(7.6)
Consolidated comparable net merchandise sales	$(51,321)	(2.0)%

Overall, the mix of currency fluctuations within our markets had an approximately $18.6 million and $51.3 million, or 220 basis point (2.2%) and 200 basis point (2.0%), negative impact on comparable net merchandise sales for the thirteen and thirty-nine week periods ended May 29, 2022.

Currency fluctuations within our Central America segment accounted for approximately 170 basis points (1.7%) and 120 basis points (1.2%) of negative impact on total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. Our Costa Rica market was the main contributor as the market experienced currency devaluation when compared to the same periods last year.

Currency fluctuations within our Caribbean segment accounted for approximately 30 basis points (0.3%) and 10 basis points (0.1%) of positive impact on total comparable merchandise sales the thirteen and thirty-nine week period, respectively. Our Dominican Republic market experienced currency appreciation, which was partially offset for the thirteen-week period and the thirty-nine week period by our Jamaica market, which experienced currency devaluation when compared to the same periods last year.

Currency fluctuations within our Colombia segment accounted for approximately 80 basis points (0.8%) and 90 basis points (0.9%) of negative impact on total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. This reflects the devaluation of the Colombian peso when compared to the same periods a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	May 31,				May 31,
	2022				2021
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$9,070	$582	6.9%	1.5%	$8,488
Membership income - Caribbean	4,130	203	5.2	1.4	3,927
Membership income - Colombia	2,240	326	17.0	1.9	1,914
Membership income - Total	$15,440	$1,111	7.8%	1.5%	$14,329

	Nine Months Ended
	May 31,				May 31,
	2022				2021
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$26,824	$2,382	9.7%	1.5%	$24,442
Membership income - Caribbean	12,097	644	5.6	1.4	11,453
Membership income - Colombia	6,381	849	15.3	1.8	5,532
Membership income - Total	$45,302	$3,875	9.4%	1.5%	$41,427

Number of accounts - Central America	942,096	56,574	6.4%		885,522
Number of accounts - Caribbean	450,094	20,673	4.8		429,421
Number of accounts - Colombia	355,053	31,163	9.6		323,890
Number of accounts - Total	1,747,243	108,410	6.6%		1,638,833

Comparison of Three and Nine Months Ended May 31, 2022

The number of member accounts as of May 31, 2022 was 6.6% higher than the number of accounts as of May 31, 2021. Membership income increased 7.8% and 9.4% over the three and nine-month periods ended May 31, 2022, respectively, compared to the same prior-year periods.

Membership income increased across all of our operating segments in the three and nine-month periods ended May 31, 2022. The consolidated increase in membership income is due to an increase in the membership base since the start of fiscal year 2022. Since August 31, 2021, all segments have increased their membership base. Central America had the largest increase in membership base in the first three quarters of fiscal year 2022, with 6.4% growth, due primarily to the opening of our fifth club in Guatemala in October 2021, followed by Colombia with an 9.6% increase, due primarily to the opening of our ninth club in November 2021, and the Caribbean with a 4.8% increase, due primarily to the opening of our second club in Jamaica in April 2022.

We now offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 7.1% of our total membership base as of May 31, 2022, an increase from 6.0% as of May 31, 2021. Platinum Members tend to have higher renewal rates than our Diamond Members.

Our trailing twelve-month renewal rate was 88.9% and 87.6% for the periods ended May 31, 2022 and May 31, 2021, respectively. Approximately 14% and 15% of our membership sign-ups were completed using our online platform for the nine-month period ended May 31, 2022 and May 31, 2021, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships, as well as improving our digital connection with our Members.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2022			May 31, 2021
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$—	$(10,806)	(100.0)%	$10,806
Miscellaneous income	2,359	713	43.3	1,646
Rental income	604	(188)	(23.7)	792
Other revenue	$2,963	$(10,281)	(77.6)%	$13,244

	Nine Months Ended
	May 31, 2022			May 31, 2021
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$3,307	$(33,172)	(90.9)%	$36,479
Miscellaneous income	6,675	1,631	32.3	5,044
Rental income	1,885	(379)	(16.7)	2,264
Other revenue	$11,867	$(31,920)	(72.9)%	$43,787

Comparison of Three and Nine Months Ended May 31, 2022 and May 31, 2021

The primary driver of the decrease in other revenue for the quarter and nine-months ended May 31, 2022 was the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021. For additional information on the results of the disposition, refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.” This decrease was partially offset by an increase from our interest-generating portfolio from our co-branded credit cards for the quarter and nine-months ended May 31, 2022.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2022	May 31, 2021	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$999,011	$857,478	$141,533
Total gross margin	$142,199	$136,752	$5,447
Total gross margin percentage	14.2%	15.9%	(1.7)%

Revenues
Total revenues	$1,030,810	$895,264	$135,546
Percentage change from prior period			15.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase	12.8%	8.8%	4.0%

Total revenue margin
Total revenue margin	$161,193	$158,963	$2,230
Total revenue margin percentage	15.6%	17.8%	(2.2)%

Selling, general and administrative
Selling, general and administrative	$127,431	$122,914	$4,517
Selling, general and administrative percentage of total revenues	12.4%	13.7%	(1.3)%

	Three Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2022	Total Revenue	2021	Total Revenue
Operating income- by segment
Central America	$39,458	3.8%	$38,313	4.3%
Caribbean	19,163	1.9	17,240	1.9
Colombia	4,652	0.4	5,135	0.6
United States	2,821	0.3	545	-
Reconciling Items (1)	(32,332)	(3.1)	(25,184)	(2.8)
Operating income - Total	$33,762	3.3%	$36,049	4.0%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2022	May 31, 2021	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,954,950	$2,594,251	$360,699
Total gross margin	$451,312	$414,798	$36,514
Total gross margin percentage	15.3%	16.0%	(0.7)%

Revenues
Total revenues	$3,044,723	$2,710,265	$334,458
Percentage change from comparable period			12.3%

Comparable net merchandise sales
Total comparable net merchandise sales increase / (decrease)	10.8%	4.3%	6.5%

Total revenue margin
Total revenue margin	$508,189	$483,397	$24,792
Total revenue margin percentage	16.7%	17.8%	(1.1)%

Selling, general and administrative
Selling, general and administrative	$380,088	$357,838	$22,250
Selling, general and administrative percentage of total revenues	12.5%	13.2%	(0.7)%

Warehouse clubs
Warehouse clubs at period end	50	47	3
Warehouse club sales floor square feet at period end	2,484	2,325	159

	Nine Months Ended
	May 31,	% of	May 31,	% of
Results of Operations Consolidated	2022	Total Revenue	2021	Total Revenue
Operating income- by segment
Central America	$128,889	4.2%	$113,120	4.2%
Caribbean	60,796	2.0	59,600	2.2
Colombia	17,154	0.6	17,139	0.6
United States	17,377	0.6	8,315	0.3
Reconciling Items (1)	(96,115)	(3.2)	(72,615)	(2.7)
Operating income - Total	$128,101	4.2%	$125,559	4.6%

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	May 31,	% of	May 31,	% of
	2022	Total Revenue	2021	Total Revenue
Warehouse club and other operations	$96,081	9.3%	$89,322	10.0%
General and administrative	30,887	3.0	33,225	3.7
Pre-opening expenses	306	0.1	1	—
Loss on disposal of assets	157	—	366	—
Total Selling, general and administrative	$127,431	12.4%	$122,914	13.7%

	Nine Months Ended
	May 31,	% of	May 31,	% of
	2022	Total Revenue	2021	Total Revenue
Warehouse club and other operations	$281,270	9.3%	$264,603	9.8%
General and administrative	96,531	3.2	92,016	3.4
Pre-opening expenses	1,406	—	651	—
Loss on disposal of assets	881	—	568	—
Total Selling, general and administrative	$380,088	12.5%	$357,838	13.2%

Comparison of Three and Nine Months Ended May 31, 2022 and May 31, 2021

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin percentage for the three months ended May 31, 2022 was 14.2%, 170 basis points (1.7%) lower than the comparable prior year period. This decrease for the quarter was primarily due to pricing actions taken to reduce inventory levels of seasonal and high cube merchandise during the quarter and a reduction in the premium we applied to our sales prices to offset our COVID-related operating costs.

On a consolidated basis, total gross margin percentage for the nine months ended May 31, 2022 was 15.3%, 70 basis points (0.7%) lower than the comparable prior year period. The decrease for the nine months ended was primarily due to increased markdowns versus the prior fiscal year period and a reduction in the premium we applied to our sales prices to offset our COVID-related operating costs. During 2021, while experiencing strong sales and projecting high demand for our long-lead time merchandise, we were also noting increases in costs of merchandise. We proceeded to purchase merchandise at higher than normal volumes to secure good pricing and in-stock position. That, combined with higher than normal freight and fuel costs, subsequent COVID-related Asia port closures and other supply-chain disruptions hampered the expected cadence of inventory flow, resulting in, among other things, seasonal merchandise arriving too late for the applicable season. We also did not attain the levels of sales we projected for certain non-food categories. As a result, we took significantly higher than usual markdowns in the third quarter in these categories to sell through out-of-season merchandise, and we anticipate continued margin pressure (albeit at a significantly lower rate than that experienced in our fiscal third quarter) into the fourth quarter of fiscal 2022.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.

Total revenue margin decreased 220 basis points (2.2%) for the three months ended May 31, 2022 compared to the prior-year period, which is primarily the result of the lower total gross margin percentage of 170 basis points (1.7%) along with lower revenue margins from our casillero and marketplace business of 40 basis points (0.4%), and 10 basis points (0.1%) from lower membership income as a percentage of revenue year-over-year. Total revenue margin decreased 110 basis points (1.1%) for the nine months ended May 31, 2022 compared to the prior-year period, which is primarily the result of lower revenue margins from our casillero and marketplace business of 40 basis points (0.4%) along with the lower total gross margin percentage of 70 basis points (0.7%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $4.5 million compared to the prior year but decreased as a percentage of total revenue, declining 130 basis points (1.3%) to 12.4% of total revenue compared to 13.7% of total revenues for the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021. Selling, general and administrative expenses increased $22.3 million compared to the prior year but decreased as a percentage of total revenue, declining 70 basis points (0.7%) to 12.5% of total revenue for the first nine months of fiscal year 2022 compared to 13.2% of total revenues for the first nine months of fiscal year 2021.

Warehouse club and other operations expenses decreased to 9.3% of total revenues for the third quarter of fiscal year 2022 compared to 10.0% for the third quarter of fiscal year 2021 primarily due to 50 basis points (0.50%) of lower operations expenses from our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. This decrease was supplemented by our Costa Rica market which decreased 20 basis points (0.20%) as a percentage of revenue year over year primarily due to higher sales volumes driving favorable leverage in expenses and the devaluation of the Costa Rica colón.

Warehouse club and other operations expenses decreased to 9.3% of total revenues for the first nine months of fiscal year 2022 compared to 9.8% for the prior-year period. This was primarily due to 40 basis points (0.40%) of lower operations expenses from our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. This decrease was supplemented by our Costa Rica market which decreased 10 basis points (0.10%) as a percentage of revenue year over year primarily due to the devaluation of the Costa Rica colón.

General and administrative expenses decreased to 3.0% of total revenues for the third quarter of fiscal year 2022 compared to 3.7% for the third quarter of fiscal year 2021. The 70 basis point (0.7%) decrease is primarily due to a 50 basis point (0.50%) decrease from the reduction in general and administrative expenses due to the sale of Aeropost.

General and administrative expenses decreased to 3.2% of total revenues for the first nine months of fiscal year 2022 compared to 3.4% for the first nine months of fiscal year 2021. The 20 basis point (0.2%) decrease is primarily due to a 50 basis point (0.50%) decrease from the reduction in general and administrative expenses due to the sale of Aeropost. This decrease was partially offset by a 30 basis point (0.30%) increase from our continued investments to support our technology development, talent acquisition, and employee development. Given our strategic initiatives, we expect to continue to invest at comparable or higher levels (as a percentage of revenue), especially in talent and technology, to enhance our competence and support our three drivers of growth.

Operating income in the third quarter of fiscal year 2022 decreased to $33.8 million (3.3% of total revenue) compared to $36.0 million (4.0% of total revenue) for the same period last year. This reflects the decrease in total revenue margin of 220 basis points (2.2%), partially offset by a 130 basis point (1.3%) increase due to leveraging of selling, general and administrative expenses over the comparable prior-year period.

Operating income for the nine months ended May 31, 2022 increased to $128.1 million (4.2% of total revenue) compared to $125.6 million (4.6% of total revenue) for the same period last year. This reflects the decrease in total revenue margin of 110 basis points (1.1%), partially offset by a 70 basis point (0.7%) increase due to leveraging of selling, general and administrative expenses over the comparable prior-year period.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	May 31,		May 31,
	2022		2021
	Amount	Change	Amount
Interest expense on loans	$2,160	$865	$1,295
Interest expense related to hedging activity	871	(36)	907
Less: Capitalized interest	(235)	371	(606)
Net interest expense	$2,796	$1,200	$1,596

	Nine Months Ended
	May 31,		May 31,
	2022		2021
	Amount	Change	Amount
Interest expense on loans	$5,300	$708	$4,592
Interest expense related to hedging activity	2,628	(157)	2,785
Less: Capitalized interest	(1,104)	416	(1,520)
Net interest expense	$6,824	$967	$5,857

Comparison of Three and Nine Months Ended May 31, 2022 and May 31, 2021

Net interest expense increased for the three-month and nine-month period ended May 31, 2022 primarily due to the increase in long-term borrowings in our Trinidad market to facilitate conversion of Trinidad dollars to US dollars and a decrease in capitalized interest from fewer construction projects comparatively.

Other Income (Expense), Net

Other income (expense), net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	May 31,			May 31,
	2022			2021
	Amount	Change	% Change	Amount
Other expense, net	$(2,423)	$(128)	(5.6)%	$(2,295)

	Nine Months Ended
	May 31,			May 31,
	2022			2021
	Amount	Change	% Change	Amount
Other expense, net	$(1,833)	$2,299	55.6%	$(4,132)

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

Comparison of Three and Nine Months Ended May 31, 2022 and 2021

For the three and nine-months ended May 31, 2022 the primary driver of Other income (expense), net included $2.5 million and $6.1 million losses, respectively, associated with foreign currency transactions and the revaluation of monetary assets and liabilities in several of our markets. The foreign currency gains and losses resulted from the revaluation of net U.S. dollar assets and liabilities in markets where the local functional currency revalued or devalued against the U.S. dollar and from exchange transactions. For the first nine months of fiscal year 2022, this loss was partially offset by a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021.

The primary foreign currency impacts during the quarter and nine months ended May 31, 2022 were higher transaction costs of $2.0 million and $5.9 million, respectively, associated with converting Trinidad dollars into available tradeable currencies, such as euros or Canadian dollars, before converting them to U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	May 31,		May 31,
	2022		2021
	Amount	Change	Amount
Provision for income taxes	$9,776	$(306)	$10,082
Effective tax rate	33.7%		30.9%

	Nine Months Ended
	May 31,		May 31,
	2022		2021

	Amount	Change	Amount
Provision for income taxes	$39,729	$1,464	$38,265
Effective tax rate	32.8%		32.7%

Comparison of Three and Nine Months Ended May 31, 2022 and May 31, 2021

For the three months ended May 31, 2022, the effective tax rate was 33.7% compared to 30.9% for the prior year period. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net tax impact from recurring items of 0.5%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and

•A comparably unfavorable net tax impact from non-recurring items of 2.3%, primarily related to changes in uncertain tax positions, and changes in foreign currency value and related adjustments.

For the nine months ended May 31, 2022, the effective tax rate was 32.8% compared to 32.7% for the prior year period. The slight increase in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably unfavorable net tax impact from recurring items of 0.5%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and

•A comparably favorable benefit from non-recurring items of 0.4%, primarily related to changes in uncertain tax positions, and changes in foreign currency value and related adjustments.

Other Comprehensive Income (Loss)

	Three Months Ended
	May 31,			May 31,
	2022			2021
	Amount	Change	% Change	Amount
Other comprehensive loss	$(8,735)	$(6,145)	(237.3)%	$(2,590)

	Nine Months Ended
	May 31,			May 31,
	2022			2021
	Amount	Change	% Change	Amount
Other comprehensive loss	$(10,640)	$(10,092)	(1,841.6)%	$(548)

Comparison of Three and Nine Months Ended May 31, 2022 and May 31, 2021

Our other comprehensive loss of approximately $8.7 million for the third quarter of fiscal year 2022 resulted primarily from the comprehensive loss of approximately $9.4 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, accompanied by approximately $0.6 million related to unrealized gains on changes in our derivative obligations. Other comprehensive loss for the nine-months ended May 31, 2022 of approximately $10.6 million was primarily the result of the comprehensive loss of $15.1 million from foreign currency translation adjustments offset by approximately $4.3 million related to unrealized gains on changes in the fair value of our derivative obligations. For the quarter, the Costa Rica colón exchange rate with the U.S. dollar declined significantly. For the nine-month period, the Colombia peso and Costa Rica colón exchange rate with the U.S. dollar declined significantly, and these declines were partially offset by an appreciation of the Dominican peso over the same period.

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

	May 31,	August 31,
	2022	2021
Amounts held by foreign subsidiaries	$194,047	$160,808
Amounts held domestically	28,670	54,671
Total cash and cash equivalents, including restricted cash	$222,717	$215,479

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands).

	May 31,	August 31,
	2022	2021
Amounts held by foreign subsidiaries	$19,767	$50,233
Amounts held domestically	—	—
Total short-term investments	$19,767	$50,233

As of May 31, 2022 and August 31, 2021, long-term investments consisting of certificates of deposit with a maturity of over one year held by our foreign subsidiaries were $0 and $1.5 million, respectively. We have no long-term investments consisting of certificates of deposit with a maturity of over one year held domestically.

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

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2022	2021	Change
Net cash provided by operating activities	$64,311	$79,967	$(15,656)
Net cash used in investing activities	(61,404)	(93,991)	32,587
Net cash provided by (used in) financing activities	11,365	(88,956)	100,321
Effect of exchange rates	(7,034)	(2,351)	(4,683)
Net increase (decrease) in cash and cash equivalents	$7,238	$(105,331)	$112,569

Net cash provided by operating activities totaled $64.3 million and $80.0 million for the nine months ended May 31, 2022 and May 31, 2021, respectively. The decrease in net cash provided by operating activities is primarily the result of non-working capital changes in the balance sheet of $22.3 million primarily from increases in prepaid assets and long-term tax assets. The increases in prepaid assets and long-term tax assets are largely due to the increase in prepaid expenses, prepaid duties and freight and VAT paid. Prepaid expenses increased primarily from our higher sales during the period, and prepaid duties and freight and VAT paid increased primarily from our higher inventory position. The changes in non-working capital were partially offset by an increase in net income for the nine months ended May 31, 2022 over the prior-year period. Inventory was $461.0 million as of May 31, 2022, compared with $389.7 million and $336.6 million at August 31, 2021 and May 31, 2021, respectively. The increase in the inventory balance compared to the prior fiscal year is the result of purchasing excess merchandise in certain non-food categories. During 2021, while experiencing strong sales and projecting high demand for our long-lead time merchandise, we were also noting increases in costs of merchandise. We proceeded to purchase merchandise at higher than normal volumes to secure good pricing and in-stock position. Unfortunately, COVID-related Asia port closures and other supply-chain disruptions hampered the expected cadence of inventory flow, resulting in, among other things, seasonal merchandise arriving too late for the applicable season. We also did not attain the levels of sales we projected for certain non-food categories. Lastly, we have three additional clubs in the current year.

Net cash used in investing activities totaled $61.4 million and $94.0 million for the nine months ended May 31, 2022 and May 31, 2021. The decrease is primarily the result of a decrease in purchases of certificates of deposits and higher proceeds from settlements compared to the same nine-month period a year-ago, primarily due to being able to source more U.S. dollars in Trinidad. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market. The decrease was partially offset by higher property and equipment expenditures compared to the same nine-month period a year-ago to support growth of our real estate footprint.

Net cash provided by financing activities totaled $11.4 million and net cash used in financing activities was $89.0 million for the nine months ended May 31, 2022 and May 31, 2021, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $100.3 million shift from cash used in, to cash provided by, financing activities is primarily the result of obtaining additional financing (primarily the $25 million loan in Trinidad to address U.S. dollar liquidity challenges there) in the current year along with lower net repayments of short-term debt compared to the same nine-month period a year-ago, when we were repaying short-term facilities accessed at the early stages of the COVID-19 pandemic.

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

Short-Term Borrowings and Long-Term Debt

Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, dividends and repayment of existing debt. Please refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 – Debt.”

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the nine-months ended May 31, 2022, we reissued approximately 9,000 treasury shares.

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

In two countries where the Company operates, there have been changes in the method of computing minimum tax payments under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of May 31, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.3 million as of May 31, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that we will be successful in recovering all tax receivables or deferred tax assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2022 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

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

Information about the financial impact of foreign currency exchange rate fluctuations for the three-month period ended May 31, 2022 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three-month period ended May 31, 2022 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and nine-month period ended May 31, 2022 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2022, the Company repurchased 2,744 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2022. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2022 - March 31, 2022	2,505	77.13	—	N/A
April 1, 2022 - April 30, 2022	239	80.34	—	N/A
May 1, 2022 - May 31, 2022	—	—	—	N/A
Total	2,744	$77.41	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
10.1*	Amended and Restated Employment Agreement dated May 1, 2022 between John Hildebrandt and the Company.
10.2*	Employment Agreement dated May 1, 2022 between Christopher Souhrada and the Company.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	July 11, 2022	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	July 11, 2022	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)