Form 10-K
period 2022-08-31
PRICESMART INC
filed 2022-10-31
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,822,456,943 based on the last reported sale price of $72.23 per share on the NASDAQ Global Select Market on February 28, 2022.

As of October 25, 2022, 30,904,826 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 2023 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED August 31, 2022

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

PriceSmart began operations in 1996 in San Diego, California, with the intent to bring our U.S. style membership shopping warehouse club concept to emerging and developing countries. We currently operate 50 warehouse clubs in Central America, the Caribbean, and Colombia. In all 13 markets, our Members are able to engage with us on social media and shop on our e-commerce platform, PriceSmart.com.

Member experience is our top priority. We rigorously limit the number of SKU’s in order to drive volume and leverage purchasing power for the benefit of our Members. Our curated selection offers a combination of specialty items that are imported and/or unique to our markets, locally and regionally sourced goods, essential goods, direct-from-farm fresh produce and private label consumer products under the brand “Member’s Selection®”. Our Member’s Selection® offering allows us to maintain key quality items at lower prices and provides the opportunity to reduce supply chain risks. We also offer prepared foods and fresh-baked goods. Most merchandise is available for online ordering through PriceSmart.com and for delivery or contactless curbside pickup through our Click & Go™ service. We also offer Wellness programs such as Optical, Pharmacy and Audiology. Our clubs typically feature food courts and tire centers and services. We are also a significant provider of goods to small businesses in our markets that benefit from larger pack sizes and lower pricing. We strive to continually enhance the value of our membership such that the value of the goods and services purchased and received by the Member far exceeds the annual cost of the membership.

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

We strategically invest in technology to enhance Member experience and convenience. We believe technology allows us to access valuable data that supports our ability to increase efficiencies and gain important insights about our Members’ purchasing habits. We now provide digital membership and auto-renewal for the convenience of our Members.

Our logistics and distribution infrastructure is key to maximizing efficiencies. We continually review and upgrade our logistics and distribution systems in an attempt to capture efficiencies as our business grows in sales volume, in geography and through activity generated by e-commerce. We utilize regional distribution centers in the U.S. and Costa Rica as well as several local distribution centers to distribute merchandise efficiently and to create flexibility to mitigate the risk of supply-chain disruption. We also seek to capture efficiencies by using specialized distribution centers for produce and centralized production for categories such as bakery and meat processing.

Purchasing land and constructing warehouse clubs is generally our largest ongoing capital investment. Securing land for warehouse club locations is challenging in several of our markets because suitable sites at economically feasible prices are difficult to find. We believe ownership of our real estate in many of our markets provides several advantages, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and potential increase of value in future years. Although we prefer to own real estate, we sometimes lease our real estate when leasing provides the best available opportunity.

Our warehouse clubs currently operate in emerging markets that historically have had higher growth rates and lower warehouse club market penetration than the U.S. market. In locations where we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various local and international retail formats such as hypermarkets, supermarkets, cash and carry outlets, hard discounters, home improvement centers, electronic retailers, specialty stores, convenience stores, traditional wholesale distribution and online sales.

The number of warehouse clubs in operation for each country or territory were as follows:

	Number of	Number of	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse
	in Operation as of	in Operation as of	Club Openings
Country/Territory	August 31, 2021	August 31, 2022	In Fiscal Year 2023
Colombia	8	9	1
Costa Rica	8	8	—
Panama	7	7	—
Dominican Republic	5	5	—
Guatemala	4	5	—
Trinidad	4	4	—
Honduras	3	3	—
El Salvador	2	2	1
Nicaragua	2	2	—
Jamaica	1	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	47	50	2

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

We also export products to a retailer in the Philippines and are exploring expansion of that business in other markets.

Merchandising

Part of our unique value proposition is making available to our Members a curated selection of high quality merchandise sourced from around the world and valuable services, with lower margins than traditional retail stores.

We offer merchandise in the following categories:

•Foods & Sundries consists primarily of our grocery, cleaning supplies, health & beauty and canned foods products and constituted approximately 49% of net merchandise sales for fiscal 2022.

•Fresh Foods consists primarily of our meat, produce, deli, seafood and poultry products and constituted approximately 29% of net merchandise sales for fiscal 2022.

•Hardlines consists primarily of our electronics, appliances, hardware, sporting goods, and toy products and constituted approximately 11% of net merchandise sales for fiscal 2022.

•Softlines consists primarily of apparel, domestics and furniture products and constituted approximately 6% of our net merchandise sales for fiscal 2022.

•Other Business consists primarily of our food service, bakery, wellness (optical, pharmacy, and audiology) and tire center constituted approximately 5% of net merchandise sales for fiscal 2022.

Across various categories, we offer exciting and unique seasonal merchandise and rotational programs that offer unique value throughout the year.

Competitive Strengths

Low Operating Costs. Our format is designed to move merchandise from our suppliers to our Members at a lower expense ratio than our competitors. We strive to achieve efficiencies in product distribution by minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. More recently, we also have opened distribution centers in certain of our high-volume markets to improve efficiency and in-stock rate, reduce lead times on high volume products, and mitigate risks of supply chain disruption. Our focus on driving down operating costs allows us to offer better value and lower prices to our Members, which we believe helps generate Member loyalty and renewals, which in turn leads to increased sales.

Membership. Our membership model in and of itself provides a competitive advantage. Our membership represents a desirable demographic concentration with strong purchasing power in our markets. The data we can access about our membership base not only provides better connectivity with our Members, but also enables us to identify and pursue additional opportunities to provide value for our Members. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 46 years ago at Price Club, the first warehouse club. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. Membership fees were equal to approximately 1.5% of net merchandise sales and 36.1% of operating income in fiscal year 2022. Our Members can sign up for and renew their memberships online, which gives us another valuable digital touch point with them.

We continue to expand our product and services offerings to our Members. One of our primary initiatives has been the expansion of our Wellness programs, which include our Optical, Pharmacy and Audiology departments. As of August 31, 2022, we had 47 Optical locations open, with eight Pharmacy and five Audiology locations open. We expect to continue our rollout of Audiology to a majority of our clubs and markets in fiscal year 2023. In addition, we plan to increase our Pharmacy locations by expanding this service to all the clubs in our Panama market. We believe that untapped opportunities exist to further enhance the value of our membership in various areas. We continue to explore opportunities to provide our Members with products and services that are particularly attractive to our unique membership base while expanding current programs such as our co-branded credit card.

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

Worldwide Sourcing. Approximately 49% of our sales come from merchandise sourced in the U.S., Asia and Europe. One of the primary advantages we have compared to most of our competitors is our United States-based buying team that sources merchandise from suppliers in the U.S. and around the world. Our buyers identify and purchase new and exciting items, including our own Member’s Selection private label products. Many of these branded products are available only at PriceSmart in the markets in which we operate.

Innovation. The warehouse club industry has been operating for over forty years, following the founding of Price Club in 1976. The world of merchandising has evolved during this period, particularly with respect to how technology impacts operational efficiencies and how consumers shop. We are leveraging technological innovations we have developed to enhance our worldwide sourcing of products and make them available in our developing and emerging countries in a manner that meets current consumer preferences. We operate effectively in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, distribution and logistical challenges and Member preferences that require us to source the correct mix of local versus imported merchandise. We believe that our future success is highly dependent on our capacity to continue to adapt and innovate to meet the needs of our current and future Members. We expect to expand our omni-channel offering to include additional services such as drop-ship and the creation of a digital business-to-business application. We also have developed better inbound and outbound online communication channels, and we are using data analytics to better understand our Members’ evolving preferences.

Experienced Management Team. Sherry S. Bahrambeygui is PriceSmart’s Chief Executive Officer. She has led several new transformational initiatives that have allowed us to retain the key benefits of our business model, while expanding capabilities that generate new ways of approaching our business, including an omni-channel platform and adoption and application of new technology and data analytics to drive growth. She has been instrumental to the evolution of the Company’s governance and other strategic initiatives for the past ten years, first as a member of our Board of Directors and then as CEO and Board member since 2018. Michael L. McCleary is Executive Vice President and Chief Financial Officer. Mr. McCleary joined the Company in 2003 and has over 30 years of international finance, tax and accounting experience. In addition to Ms. Bahrambeygui and Mr. McCleary, many other members of our management team have extensive career experience in the warehouse club business, including some who learned the warehouse club business from their time at Price Club. Their experience and knowledge represent a key strength and competitive advantage for our company. We also have retained key executives from when we acquired Aeropost in March 2018 who are experienced in developing online technology and marketing for e-commerce and who have assisted us in increasing our digital interaction with Members. We continue making investments in talent to support our technology development and other administrative functions. In March 2022, John D. Hildebrandt was appointed Acting Chief Operating Officer, and in May 2022, became the Chief Operating Officer of the Company. He had previously served as the Company’s Executive Vice President – Operations since February 2010. Before that office, Mr. Hildebrandt held various management positions with the Company dating back to 1997. He initially worked overseas in the Philippines and Panama as a country manager, then held positions of Vice President and Senior Vice President before becoming an Executive Vice President overseeing the Company’s Caribbean and Central American operations. Mr. Hildebrandt was a Senior Operations Manager of Price/Costco from 1994 through 1996 and served in various management roles for The Price Company beginning in 1979.

Growth Strategy

As we look to the future, our Company is focused on three major drivers of growth:

•Expand Real Estate Footprint with New Clubs and Distribution Facilities

•Increase Membership Value

•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities

I.Expand Real Estate Footprint with New Clubs and Distribution Facilities. We continue to seek opportunities to expand our geographic footprint for brick-and-mortar warehouse clubs. We plan to open a warehouse club in El Salvador located in the city of San Miguel in the spring of 2023 and another club in Medellín, Colombia in the summer of 2023. We continue to actively pursue club growth in our markets and to evaluate opportunities in new markets. Our growth strategy, as it pertains to real estate, includes physical distribution centers of various types to support the flow of merchandise from the supplier to the Member, be it sales generated from the clubs or through PriceSmart.com. Also, the need for supply chain optionality in today’s world has proven essential. Therefore, we plan to make appropriate investments in our distribution network to maximize efficiencies, minimize supply chain disruption, maximize the efficient use of limited space in our warehouse clubs, and to provide optimal support for a growing e-commerce business. In addition to our distribution center in Miami, Florida, we also operate a regional distribution center in Costa Rica and are actively considering others. During fiscal 2022 we doubled our network of Produce Distribution Centers from two to four and are currently developing plans for two more. In some cases, these facilities also provide the opportunity to capture efficiencies by centralizing certain production activities, such as bakery, meat processing, packaging, and labeling.

II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart through sales, services, and convenience. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business. We focus on growth of our membership base, Member renewal rates and spend per Member as part of how we determine how Members see our value. By adding more benefits that Members can only obtain with us, we expect to see growth in the number of Members, which drives Membership income and Merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services such as the ability for all of our Members to transact on PriceSmart.com; Click & Go™ curbside pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the Member and additional members of their families and deeply discounted eyeglass frames; Audiology services with free hearing exams and deeply discounted hearing aids; and Pharmacy, which provides a significant convenience to our Members. Another way we enhance Membership value is through our private label offering, “Member’s Selection®,” a brand which is available only to PriceSmart Members. We believe the Member’s Selection® brand carries goodwill and is recognized in our markets for value. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members whether they choose to shop on-line, in-club, or both. In fiscal year 2022, our private label sales penetration grew by 12%, from 22.1% of the total merchandising sales in fiscal year 2021 to 24.7% in fiscal year 2022, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality and content of PriceSmart.com and to expand our product offerings available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, we believe we have been able to provide our Members with enhancements to the membership experience. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the increasingly dynamic environment we are in.

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

Historically, our international suppliers and especially our U.S. suppliers have generally shipped their products to our Miami distribution facility where they are received and assigned to various containers for direct shipment to our locations. Regional and in-country suppliers have shipped directly to our locations. As our location sales volumes have grown, we have begun to route more of our products from international, regional and local suppliers to regional and local distribution centers in order to improve in-stocks and reduce inventory weeks of supply and logistics costs and the working capital requirements of the business, all with the goal of giving better prices to our Members.

In addition to our Miami distribution facility, we have a large regional distribution center located in the metropolitan area of San Jose, Costa Rica. This 165,000 square foot building is designed to receive, store and ship dry, refrigerated, and frozen products to clubs in Central America. This regional distribution center has the capacity to ship products such as major appliances and online products directly to our Members or to convenient pick-up locations, including our clubs. We are considering other strategic locations for distribution centers to drive efficiencies and expand omni-channel offerings.

Since the start of the COVID-19 pandemic, we have encountered numerous supply-chain challenges, including but not limited to, container shortages, port backlogs, and reduced trucking and shipping availability. Our expanded network of distribution centers has allowed for more alternative routings of shipments, increased throughput, and flexibility to be able to more effectively mitigate these challenges. Refer to Part II. “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” for further discussion regarding these challenges and our efforts to mitigate them.

Lastly, as part of our efforts to source additional high quality and healthy fresh products, and expand on our Direct Farm Program, we operate four produce distribution centers. We believe that our Direct Farm Program reduces expenses, waste and prices and allows us to offer higher quality items, while simultaneously supporting local farmers and industry. Our produce distribution centers allow us to get high-quality produce from farm-to-table quicker and more efficiently. We expect to continue to expand this program and are developing plans to build two additional produce distribution centers in more of our markets.

Operating Efficiency

As with distribution efficiency operating efficiency is a key tenet of our business model. We are constantly seeking to improve operating efficiencies, by investing in technology and by centralizing back-office capabilities and facilities for processing and producing products, such as meat and bakery.

Our Membership Policy

We offer three types of memberships: Diamond, Business and Platinum.

The Diamond Membership is targeted at individuals and families. The annual fee for a Diamond Membership (entitling Members to two cards), in most markets is approximately $35 (excluding sales tax). In Colombia, we raised the Diamond Membership fee to 100,000 COP (excluding sales tax) in January 2022, yielding a current Membership price of approximately $23.

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

We promote our Business Membership by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. In most markets, our Business Members pay an annual membership fee of approximately $35 for a primary and secondary membership card and approximately $10 for additional add-on membership cards. Only businesses can qualify for a Business Membership.

Members can now sign-up and renew their memberships as well as opt for auto-renewal online.

We recognize membership income over the 12-month term of the membership. Deferred membership income was $28.0 million and $26.0 million as of August 31, 2022 and August 31, 2021, respectively. Our membership agreements provide that if our Members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60 day period, Members may receive a refund for the prorated share of their remaining membership fee if they so request.

Our Intellectual Property Rights

It is our policy to obtain appropriate intellectual property rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. We also rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our employees, consultants and suppliers and other similar measures. There can be no assurance, however, that we will be successful in protecting our proprietary rights. While we believe that our trademarks, copyrights and other proprietary know how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer. We also prioritize above all the safety of our Members and our employees. Some of our competitors may have greater resources, buying power and name recognition. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format. We have noted that certain retailers within our markets are making investments in upgrading their locations and/or experimenting with different formats. These actions may result in increased competition within our markets. Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. We also face competition from online retailers, such as Amazon.com, Inc. in Colombia, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future.

Human Capital

As of August 31, 2022, we had approximately 10,600 employees. Approximately 96% of our employees were employed outside of the United States, and about 1,800 employees were represented by labor unions.

Developing a Diverse Workforce Representative of Our Markets

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

Talent Development

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

Health and Safety

The COVID-19 pandemic brought unprecedented challenges to our business, communities, Members and employees. During the initial period of the pandemic, we prioritized the safety and well-being of our employees and Members by following applicable local and national government regulations at each of our warehouse clubs, offices, and distribution center locations. We implemented enhanced cleaning and sanitizing protocols and provided personal protective equipment to our employees, conducted contact tracing, preventative quarantining and implemented paid leave. We reinforced the education of our employees on safety, best practices of good hygiene, as well the encouraging to our employees to receive vaccinations as they became available. We had reserve teams of employees who did not overlap with each other so that they might step in as needed allowing those who were sick to take time off. We also had provided employee transportation and meals to offer them a safe and reliable means to work. As the pandemic has evolved, we began pulling back on many of these activities. However, we will continue to monitor the evolution of the pandemic and related workforce trends, best practices and government regulations.

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

Available Information

The PriceSmart, Inc. investor relations website or internet address is https://investors.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2022 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report and in the Company’s other public filings with the U.S. Securities and Exchange Commission. Any such risks could materially and adversely affect our business, results of operations, cash flow, financial condition, liquidity and prospects. However, the risks described below are not the only risks facing us. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations, cash flow and prospects.

External Factors that Could Adversely Affect Us

The global novel coronavirus COVID-19 pandemic had and may continue to have an adverse effect our business, results of operations, financial condition, and liquidity.

In addition to measures, we took voluntarily, the government authorities in our markets have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. They also imposed business limitations such as mandatory temporary closures, required reduced operating hours, restrictions on segments of the population permitted to shop on particular days, customer occupancy limits and restrictions on sales of “non-essential” merchandise. Many of these policies and restrictions resulted in limiting access for our Members and adversely impacted our club operations. While all the limitations have been lifted in our markets, they could be re-imposed in the event of a resurgence of infections or if future mutations, variants or related strains of the virus become prevalent.

Our business depends heavily on the uninterrupted operation of our distribution facilities located in Miami, Florida and San Jose, Costa Rica, our warehouse clubs located in Colombia, Central America and the Caribbean, and our headquarters and buying operations in San Diego, California. The operation of all of our facilities is highly dependent on our employees who staff these locations, and the coronavirus could directly threaten the health of our employees. Additionally, to protect our employees, we have trained our in-club and distribution center employees about and enforced social distancing. During much of the pandemic, most of our employees who could do so worked remotely. However, we are currently in the process of implementing a return to office plan, whereby employees work part of the week from home and the other part from a Company office. Management believes this hybrid approach allows for the continued safety of our workforce while also having the benefit of maintaining an engaging work environment and work life balance. Managing through this transition back to the office will be important to the continued success of our Company. Finally, we continue to identify alternative distribution channels in the case of closure of one or more of our distribution facilities or upstream and downstream disruption to our supply chain. Events such as these complicate and/or threaten the way we execute and the performance of our business and could have a material adverse effect or our business and operating results.

Operating during the COVID-19 pandemic increased our costs of operations. Among other things, we provided personal protective equipment to our employees, employed additional cleaning and sanitizing procedures at our warehouse clubs and distribution facilities. As the pandemic has evolved and COVID-19 restrictions have decreased, we believe we will still incur some costs depending on future outbreaks or resurgences.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we faced and may again face delays or difficulty sourcing products, which could negatively affect our business and financial results. Certain of our suppliers had their manufacturing operations disrupted by the coronavirus outbreak, and even where goods have been completed, they had been subject to weeks-long shipping delays. If our third-party suppliers’ operations are curtailed, again, or transportation systems are disrupted, we may need to seek alternate sources of supply, which may be more expensive. If the production and distribution closures were to resume for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

Negative economic conditions created or exacerbated by COVID-19, higher interest rates and inflation could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending could adversely affect consumer demand for the products we sell, change the mix of products we sell to a mix with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operating results. Any prolonged outbreak of the coronavirus could result in the imposition of quarantines or closures of retailer locations, office spaces, manufacturing facilities, travel and transportation restrictions and/or import and export restrictions, any of which could contribute to a general slowdown in the global economy and the economies of the markets in which we operate. Increasing interest rates, inflation, higher fuel prices and other factors also could adversely affect the economies of the countries where we operate. A significant decline in the economies of the countries in which our warehouse clubs are located may lead to decreased sales and profitability, increased governmental ownership or regulation of the economy, higher interest rates and increased barriers to entry such as higher tariffs and taxes. The economic factors that affect our operations also may adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our Members or, in more extreme cases, in certain suppliers not producing goods in the volume typically available for sale to us.

The economic factors that affect our operations may also adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us for sale.

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

•political instability, such as the protests and civil unrest in Colombia in 2022 and 2021, in Honduras and Nicaragua in 2019, and a general strike in Costa Rica in 2018;

•product registration, permitting and regulatory compliance;

•volatility in foreign currency exchange rates;

•general economic and business conditions; and

•interruption of our supply chain.

These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations. Political and other factors in each of our markets may have significant effects on our business. For example, the civil unrest in Colombia paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal 2021. Austerity and tax reform measures for Colombia and other Latin American countries with high national debt levels and income disparity pose a risk for political instability. Similar unrest happened in Nicaragua and Honduras in 2019, respectively; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018. Events of this sort have, and may continue to have, an adverse effect on our business.

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

In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. Our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

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

We are exposed to significant weather events and other natural disaster risks that might not be adequately compensated by insurance, and we are susceptible to the long-term impacts of climate change.

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes, hurricanes and volcanic activity, which are encountered periodically in the regions in which our warehouse clubs and other facilities are located. Natural disasters could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more clubs or distribution centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and employees to reach our clubs, the unavailability of our digital platforms to our customers, disruption in the supply of products or increases in the costs of procuring products. For example, in early fiscal year 2018, operations at our USVI warehouse club were adversely affected by Hurricanes Irma and Maria. The warehouse club was closed for nine days, and after re-opening, the warehouse club operated with limited hours for 16 days due to a government-imposed curfew. Damaged and destroyed roads restricted traffic flow, adversely affecting customer access for some time after the hurricane. Future losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Physical risks include extreme storms that damage or destroy our buildings and inventory or interrupt our business operations and supply chain and temperature changes that increase the heating and cooling costs at clubs and distribution and fulfillment centers. We also may experience changes in energy and commodity prices driven by climate change as well as new regulatory requirements resulting in higher compliance risk and operational costs.

We face difficulties in the shipment of, and risks inherent in the importation of, merchandise to our warehouse clubs.

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, over water and over land, which results in:

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

We accept payments using an increasing variety of methods, including cash, checks, wire transfers, our co-branded credit cards and a variety of other credit and debit cards. Our operations, like those of most retailers, requires the transmission of information associated with cashless payments. As we offer new payment options to our Members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks’ compromised card re-issuance costs, we may be subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our Members, and our business and operating results could be adversely affected. Failures or disruptions in data communication and transfer services also could significantly impact our ability to transact payments to vendors and process credit and debit card transactions. Lastly, we or our customers may experience “spoofing” transactions, particularly with respect to wire transfers, which could cause us to make payments to impostor vendors or result in our not receiving timely payment from customers for merchandise we have sold.

We face the possibility of operational interruptions related to union work stoppages.

We currently have labor unions in three of our subsidiaries (Trinidad, Barbados and Panama). A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operation.

Risks Associated with Our Business Strategy and Operations

Any failure by us to manage our widely dispersed operations could adversely affect our business.

As of August 31, 2022, we had 50 warehouse clubs in operation, located in 12 countries and one U.S. territory (nine in Colombia, eight in Costa Rica and seven in Panama; five in the Dominican Republic and Guatemala, four in Trinidad; three in Honduras; two each in El Salvador, Jamaica and Nicaragua; and one each in Aruba, Barbados, and the United States Virgin Islands). We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, operating controls, inventory, and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any failure of our systems or our inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

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

Sales growth at existing warehouse clubs can be impacted by, among other things, the physical limitations of the warehouse clubs, which restrict the amount of merchandise that can be safely stored and displayed in the warehouse clubs and the number of Members that can be accommodated during business hours. As a result, sales growth will depend, in part, upon our acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, we compete with other retailers and businesses for suitable locations. Additionally, local land use, environmental and other regulations restricting the construction and operation of our warehouse clubs may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouse clubs. We have experienced these limitations in Colombia and in some of our other existing markets, which has negatively affected our growth rates in those markets. Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by us could have a material adverse effect on the future growth of PriceSmart.

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

Failure to grow our e-commerce business through the integration of physical and digital retail channels and the investments we are making to develop a robust e-commerce platform could materially adversely affect our market position, net sales and/or financial performance.

The retail business is quickly evolving, and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our launch of our Click & Go™ curbside pickup and delivery service, and other ongoing investments, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our e-commerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs, materially adversely affecting the financial performance of the physical retail side of our operations. In addition, our investments in e-commerce and technology initiatives will adversely impact our short-term financial performance, and our failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.

Our profitability is vulnerable to cost increases.

Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to offset inflation, currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. In the first half of fiscal year 2022, we experienced significant increases in freight costs for our merchandise sourced overseas due to the global shortage of shipping containers and supply chain disruptions. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.

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

Our success depends on our ability to continue to preserve and enhance our brand and reputation. Damage to the PriceSmart brand could adversely impact merchandise club sales, diminish Member trust, reduce Member renewal rates and impair our ability to add new Members. A failure to maintain and enhance our reputation also could lead to loss of new opportunities or employee retention and recruiting difficulties. Negative incidents, such as a data breach or product recall, can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. In particular, the propagation of negative publicity on social media, whether merited or not, can have a damaging effect on our business in one or more markets. In addition, we sell many products under our private label Member’s Selection brand. If we do not maintain consistent product quality of our Member’s Selection products, which generally carry higher margins than national brand products carried in our warehouse clubs, our net warehouse sales and gross margin results could be adversely affected and Member loyalty could be harmed.

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

Given the high number of individual transactions we have each year, we seek to maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. Our information systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. If our computer systems and back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business or results of operations.

We depend on third-party service providers to support transaction and payment processing, data security and other technology services. Any interruption in the operations of these service providers could, in turn, have a material adverse effect on us. For example, in 2022, a third party that supported our point-of-sale system became insolvent, which required us to quickly develop and implement short-term workarounds and delayed our migration to a cloud-based system integrating in-store and online functionality.

From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption is increased when system changes are undertaken. Targeting the wrong opportunities, failing to make the right investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

Several years ago, we began evaluating options to replace our existing Enterprise Resource Planning (ERP) system. However, we have intentionally deferred this project as originally contemplated in order to more holistically assess our overall IT landscape and strategy. Not updating our systems on a timely basis could leave us at a disadvantage relative to our competitors. Our current ERP system is not supported by the developer of the software, which could increase the risk of a system disruption. In addition, there are newer versions available from the vendors of some of our other internal systems offering greater functionality and reliability which we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, which will require us to migrate to more industry-standard technologies. During the last three years, we have been updating critical enterprise systems in a way that separates our e-commerce, logistics, reporting, membership and costing systems from our dated ERP system in an effort to simplify the migration to a new ERP system and minimize disruptions. As we have separated and updated these new systems, we have sought to improve functionality and reliability, while simultaneously reducing our dependency on legacy software, including our current ERP system. Nevertheless, these updates and a transition to a new ERP system will require a significant investment by us, and any failure by us to effectively design, implement and transition to new systems may adversely affect operations, Member satisfaction or sales.

Any failure by us to maintain the security of the information that we hold relating to our company, Members, employees and vendors, could damage our reputation with them, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.

We receive, retain, and transmit personal information about our Members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. In addition, we and our third-party service providers store and maintain health-related personal information, pharmacy, and medical records in connection with our health and wellness and pharmacy businesses. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems. The increased use of remote work infrastructure due to the COVID-19 pandemic has also increased cybersecurity risk.

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

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third-party service providers' information systems. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. As cyber threats evolve and become more difficult to detect and successfully defend against, one or more hackers, cyber terrorists or others might defeat our security measures or those of our third-party service providers and obtain the personal information of Members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. We or one of our third-party service providers also may be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations. In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid. Error or malfeasance by our employees and consultants, faulty password management or other irregularities may result in a defeat of our or our third-party service providers’ security measures and breach our or our third-party service providers’ information systems (whether digital or otherwise).

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

From time to time, we may consider acquisition opportunities and new business initiatives. During fiscal year 2018, we acquired Aeropost, Inc. (“Aeropost”). Acquisitions and new business initiatives involve certain inherent risks, including the failure to retain key personnel from an acquired business; undisclosed or subsequently arising liabilities or accounting, internal control, regulatory or compliance issues associated with an acquired business; challenges in the successful integration of operations, and alignment of standards, policies and systems; future developments that may impair the value of our purchased goodwill or intangible assets; and the potential diversion of management resources from existing operations to respond to unforeseen issues arising in the context of the integration of a new business or initiative.

We sold the legacy casillero and marketplace businesses operated by Aeropost in October 2021. In connection with this sale, we retained the technology and intellectual property rights required for the furtherance of our business interest in PriceSmart.com and related capabilities. We also retained the individuals formerly employed by Aeropost who we believed would best support PriceSmart’s objectives. We could incur unforeseen expenses or other issues in connection with the separation of these businesses. In addition, we and the buyer of the legacy casillero and marketplace businesses have agreed to indemnify each other for any breach of representations and warranties we made to one another in the purchase agreement.

On August 5, 2022, PriceSmart received notice from Click USA Inc. and Aeropost, Inc. alleging that PriceSmart had breached certain provisions of a Stock Purchase Agreement between PriceSmart and Click USA, Inc. dated October 1, 2021, concerning the sale of Aeropost, Inc. to Click USA Inc. In this notice, Click USA Inc. and Aeropost, Inc. allege that PriceSmart made inaccurate or incomplete representations and warranties relating to Aeropost, Inc.’s cyber security and the condition of its IT systems in connection with the sale. Click USA Inc. and Aeropost, Inc. further asserted that, in or around April 2022, Aeropost, Inc. suffered cyberattacks, and they seek to hold PriceSmart liable for some amount of damages due to alleged losses directly relating to the cyber-attacks as well as due to possible third-party claims as a result of the cyber-attacks. The notice suggested that aggregate losses attributable to these losses and future claims could exceed $3,000,000. Per the express terms of the agreement, the maximum amount of all losses for which PriceSmart may be liable for claims arising out of allegations concerning the above-referenced representations and warranties is $4,000,000. PriceSmart intends to vigorously defend itself and, as such, we have concluded that a loss related to this matter is not probable and any potential loss is not reasonably estimable; therefore, we have not accrued a liability for this matter.

Failure to attract and retain qualified employees could materially adversely affect our financial performance.

Our success depends, to a significant degree, on the continued contributions of Members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material adverse effect on our business. We must attract, develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately attract, develop and retain highly qualified employees in the future or to execute management transitions when members of the Company’s senior leadership retire or otherwise leave the Company, which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain life or disability insurance for our key executives.

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

In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act and the laws and regulations of other countries. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies or circumvent our compliance programs and, by doing so, violate such laws and regulations. Any violations of anti-corruption laws, even if prohibited by our internal policies, could adversely affect our reputation, business, or financial performance.

We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.

We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes. Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In two countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income, and the rules that allow the Company to obtain refunds or to offset payments that are substantially in excess of taxes payable based on taxable income are unclear or complex. We, together with our tax and legal advisers, are currently appealing these interpretations. However, if we do not prevail in these efforts, we may be required to establish a valuation reserve against these tax receivables and take an accompanying charge, which would adversely affect our financial condition and results of operations. In the meantime, we are taking other actions to recover excess taxes paid or withheld and to limit further increases in these receivables, including the possibility that we might choose in one of the jurisdictions to make income tax payments using the original computation based on a percentage of taxable income in advance of a favorable court ruling.

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

A few of our stockholders own approximately 16.5% of our voting stock as of August 31, 2022, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 16.5% of our outstanding shares of common stock. Of this amount, approximately 74.8% (i.e., 12.3% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti- takeover effect, possibly depressing the trading price of our common stock.

Financial and Accounting Risks

We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.

As of August 31, 2022, we had a total of 50 warehouse clubs operating in 12 foreign countries and one U.S. territory, 40 of which operate under currencies other than the U.S. dollar. For fiscal year 2022, approximately 78.0% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues, and expenses of our operations outside of the U.S. from foreign currencies into U.S. dollars using exchange rates for the current period. As a result of such translations, fluctuations in currency exchange rates from period-to-period may result in our consolidated financial statements reflecting significant adverse period-over-period changes in our financial performance or reflecting a period-over-period improvement in our financial performance that is not as robust as it would be without such fluctuations in the currency exchange rates.

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our Members for imported merchandise in those countries. Merchandise imported into our markets is generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country. If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making the products more expensive for our Members. We may also decide to reduce or modify the flow of merchandise into those markets. Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in 2015, 2020, and 2022), the demand for, and sales of, those products could be negatively impacted.

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

As of August 31, 2022, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $25.0 million, a decrease of $27.9 million from August 31, 2021, when these same balances were approximately $52.9 million. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $5.0 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of August 31, 2022, we had a U.S. dollar denominated monetary asset position of approximately $80.3 million in Trinidad (net of U.S. dollar denominated liabilities), which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximate $16.1 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

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

For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which the Company adopted September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a non-monetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update. The monetary lease liability subject to revaluation as of August 31, 2022 was $32.4 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2022, the impact to the consolidated statements of income of revaluing this liability was immaterial.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2022, PriceSmart operated 50 membership warehouse clubs, as detailed below:

	Own land	Lease land
Location	and building	and/or building
COLOMBIA SEGMENT
Colombia(1)	8	1
CENTRAL AMERICA SEGMENT
Panama	5	2
Guatemala	3	2
Costa Rica	8	—
El Salvador(1)	2	—
Honduras	2	1
Nicaragua	2	—
CARIBBEAN SEGMENT
Dominican Republic	5	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	2	—
Total	41	9

(1)We are currently constructing and plan to open warehouse clubs in San Miguel, El Salvador in Spring 2023 and in Medellín, Colombia in the summer of 2023. We own the land for each and expect to own each of the buildings upon its completion.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. We lease land and in some cases land and buildings when appropriate sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years. We actively seek to secure lease extensions or find suitable replacement properties before our leases expire. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future; however, each lease renewal is subject to its own facts and circumstances, so we cannot be sure that we will be able to renew each lease on economically favorable terms.

As of August 31, 2022, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,484,126 square feet, of which 430,588 square feet were on leased property.

We operate two large regional distribution centers, one in Miami, Florida and the other in San Jose, Costa Rica, along with several smaller local distribution centers for the consolidation and distribution of merchandise shipments to our warehouse clubs. Our corporate headquarters is located in San Diego, California, and we maintain other regional offices in the Miami distribution facility and our international locations. We own our regional distribution facility in Miami, Florida, but we otherwise lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand. Our leases for non-warehouse club facilities typically provide for initial lease terms between five and 30 years, with options to extend. We believe this leasing strategy for non-warehouse club facilities enhances our flexibility to pursue expansion opportunities when the needs of our business require. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.

Item 3. Legal Proceedings

We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies ” for additional information regarding our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 21, 2022, there were approximately 24,689 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2022 FISCAL QUARTERS
First Quarter	9/1/2021	11/30/2021	$86.16	$70.10
Second Quarter	12/1/2021	2/28/2022	76.13	66.77
Third Quarter	3/1/2022	5/31/2022	88.30	69.53
Fourth Quarter	6/1/2022	8/31/2022	$74.74	$63.14

2021 FISCAL QUARTERS
First Quarter	9/1/2020	11/30/2020	$82.63	$63.26
Second Quarter	12/1/2020	2/28/2021	103.07	81.89
Third Quarter	3/1/2021	5/31/2021	99.72	83.70
Fourth Quarter	6/1/2021	8/31/2021	$94.13	$79.56

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended August 31, 2022.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35

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

As set forth in the table below, during fiscal year 2022, the Company repurchased a total of 88,415 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal 2022. The Company does not have a stock repurchase program.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
September 1, 2021 - September 30, 2021	—	$—	—	N/A
October 1, 2021 - October 31, 2021	31,437	77.12	—	N/A
November 1, 2021 - November 30, 2021	114	72.65	—	N/A
December 1, 2021 - December 31, 2021	—	—	—	N/A
January 1, 2022 - January 31, 2022	19,140	70.58	—	N/A
February 2, 2022 - February 28, 2022	—	—	—	N/A
March 1, 2022 - March 31, 2022	2,505	77.13	—	N/A
April 1, 2022 - April 30, 2022	239	80.34	—	N/A
May 1, 2022 - May 31, 2022	—	—	—	N/A
June 1, 2022 - June 30, 2022	—	—	—	N/A
July 1, 2022 - July 31, 2022	3,036	65.90	—	N/A
August 1, 2022 - August 31, 2022	31,944	64.57	—	N/A
Total	88,415	$70.79	—	N/A

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

Overview

PriceSmart, headquartered in San Diego, California, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high quality merchandise and services at low prices to our Members. We operate 50 warehouse clubs in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three in Honduras; two each in El Salvador, Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). The Company also plans to open new warehouse clubs in San Miguel, El Salvador in the spring of 2023 and in Medellín, Colombia in the summer of 2023. Once these two new clubs are open, the Company will operate 52 warehouse clubs. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S. style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and the opportunities for advancement. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, and meanwhile, enhance Member experience and engagement.

Factors Affecting the Business

We continue to encounter operational challenges directly or indirectly related to the COVID-19 pandemic, including increased supply chain pressures, inflation, and foreign currency fluctuations relative to the U.S. dollar. COVID-19 may continue to affect consumer purchasing behavior as it continues to evolve and may affect our ability to meet unanticipated shifts in consumer demand and could give rise to additional operating costs that could have other potential long-term impacts on our financial condition and results of operations. For additional information, refer to the risk factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022.

However, the COVID pandemic also has presented us opportunities to improve how we do business, how we serve our Members and how we treat our employees. In response to the pandemic, we:

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

Overall economic trends, foreign currency exchange volatility, and other factors impacting the business

Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political policies and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, and foreign direct investments. Uncertain economic conditions and slowdown in global economic growth and investment may impact the economies in our markets, causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar.

For most of fiscal year 2022, the environment we operated in was characterized by global supply chain disruption, high fuel and freight costs, inflation, significant foreign currency devaluations and less predictable consumer behavior and purchasing patterns due, in part, to the COVID pandemic’s impact on consumer lifestyles. These factors have increased the complexity of managing our inventory flow and business. We saw several factors pressuring supply chains, including raw material shortages, limited manufacturer capacity, factory labor shortages, container shortages, port delays, and truck and driver shortages. However, in the fourth quarter of fiscal year 2022, we saw a gradual improvement in shipping costs and a general improvement in on-time shipments from our Asia vendors. Despite the issues we experienced for most of the year, we had strong sales growth. We are working to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative routings of shipments, increased throughput, and provided flexibility to more effectively mitigate these challenges.

In late fiscal year 2021, we made investments in inventory based on anticipated demand and worked with our local vendors to source alternative products in order to reduce out-of-stocks on high demand items that were impacted by these disruptions or that were affected by electronic part shortages. However, rapidly changing consumer preferences, long lead times, and supply chain disruptions led to inventory build up in some of the discretionary non-foods categories in our hardlines segment. We took significantly higher than usual markdowns in the third quarter and approximately forty basis points of margin compression in the fourth quarter compared to the prior year. We are planning to reduce our days on hand of inventory to better adapt to and meet the changing demands of our Members for fiscal year 2023.

Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During fiscal 2022, approximately 78.0% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.6% consisted of sales of products we purchased in U.S. dollars.

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

We continue to face the risk of political instability which may have significant effects on our business. For example, civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal 2021. Nicaragua and Honduras experienced anti-government protests in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.

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

As of August 31, 2022, our Trinidad subsidiary had Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars of approximately $25.0 million, a decrease of $27.9 million from August 31, 2021 when these same balances were approximately $52.9 million and a decrease of $75.5 million from the peak of $100.5 million as of November 30, 2020. The Trinidad central bank manages the exchange rate of the Trinidad dollar with the U.S. dollar. While the Trinidad government has publicly stated it has no intention to devalue the Trinidad dollar, it could in the future decide to devalue the currency to improve market liquidity, resulting in a devaluation in the U.S. dollar value of these cash and investments balances.

In March 2022 the International Monetary Fund updated prior calculations and estimated that the Trinidad dollar was over-valued between approximately 11.6% and 20.4%. If, for example, a hypothetical 20% devaluation of the Trinidad dollar were to occur, the value of our Trinidad dollar cash and investments position, measured in U.S. dollars, would decrease by approximately $5.0 million, with a corresponding increase in Accumulated other comprehensive loss reflected on our consolidated balance sheet. Separate from the Trinidad dollar denominated cash and investments balances described above, as of August 31, 2022, we had a U.S. dollar, Euro, and Canadian dollar denominated monetary asset position (net of U.S. dollar, Euro, and Canadian dollar denominated liabilities) of approximately $80.3 million in Trinidad, which would produce a gain from a potential devaluation of Trinidad dollars. If, for example, a hypothetical 20% devaluation of the Trinidad dollar occurred, the net effect on Other income (expense), net on our consolidated statement of operations of revaluing these U.S. dollar denominated net monetary assets would be an approximately $16.1 million gain. While we may pay premiums or enter into financial transactions at a discount from the official government rate to convert our Trinidad dollars into U.S. dollars, we use the official exchange rate published by the Central Bank of Trinidad and Tobago to measure the U.S. dollar equivalent of Trinidad dollar-based revenues, expenses, assets and liabilities and the Trinidad dollar equivalent of U.S. dollar-based monetary assets and liabilities for financial reporting purposes, as there are no other reliable references available to translate or remeasure our revenues, expenses, assets and liabilities.

While our balance of Trinidad dollars has been reduced significantly in fiscal 2022, we have not yet converted all of our Trinidad dollars into U.S. dollars. In response to these liquidity challenges in Trinidad, we have been taking multiple actions, including but not limited to: raising sales prices on imported goods in Trinidad due to increased costs of conversion of Trinidad dollars to U.S. dollars and risks associated with continued illiquidity, shifting to local sources of goods where appropriate, and entering into financing arrangements such as the loan we obtained in December 2021 whereby we received $25 million in U.S. dollars and will repay the balance in Trinidad dollars (using a conversion rate fixed upon initial disbursement) over the four-year life of the loan. Additionally, we significantly limited shipments of goods from the U.S. to Trinidad during most of fiscal 2021 due to the illiquidity of the Trinidad dollar and further reduced our shipments in the last quarter of fiscal 2021 because of the government-imposed restrictions on sales of non-essential items during that period driven by the pandemic. We no longer limit our U.S imports; however, we continue to seek sourcing opportunities with local vendors and we are in the process of opening a package manufacturing plant in Trinidad in fiscal year 2023, which we expect will improve our ability to source more tradable foreign currencies by exporting products to our other markets.

Financial highlights for the fourth quarter of fiscal year 2022 included:

•Total revenues increased 12.3% over the comparable prior year period.

•Net merchandise sales increased 13.6% over the comparable prior year period. We ended the quarter with 50 warehouse clubs compared to 47 warehouse clubs at the end of the fourth quarter of fiscal year 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.9% versus the same three-month period in the prior year.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 14 weeks ended September 4, 2022 increased 9.2%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.7%.

•Membership income for the fourth quarter of fiscal year 2022 increased 6.7% to $15.6 million over the comparable prior year period.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.1% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.5%, a decrease of 40 basis points (0.4%) from the same period in the prior year.

•Operating income for the fourth quarter of fiscal year 2022 was $39.0 million, an increase of 20.0%, or $6.5 million, compared to the fourth quarter of fiscal year 2021.

•We recorded a $1.3 million net currency loss from currency transactions in the fourth quarter of fiscal year 2022 compared to a $1.4 million net currency loss in the same period last year.

•Our effective tax rate decreased in the fourth quarter of fiscal year 2022 to 34.2% from 35.5% in the fourth quarter of fiscal year 2021. The decrease in the effective tax rate is primarily related to the favorable impact from changes in income tax liabilities from uncertain tax positions.

•Net income attributable to PriceSmart for the fourth quarter of fiscal year 2022 was $23.3 million, or $0.75 per diluted share, compared to $19.5 million, or $0.63 per diluted share, in the fourth quarter of fiscal year 2021.

Financial highlights for fiscal year 2022 included:

•Total revenues increased 12.3% over the prior year.

•Net merchandise sales increased 13.8% over the prior year. We ended the year with 50 warehouse clubs compared to 47 warehouse clubs at the end of fiscal year 2021. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.3%.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 53 weeks ended September 4, 2022 increased 10.4% compared to the 53 weeks ended September 5, 2021. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.2%.

•Membership income for fiscal year 2022 increased 8.7% to $60.9 million.

•Trailing 12 month membership renewal rate was 88.9%.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 9.4% over the prior year, and merchandise gross profits as a percent of net merchandise sales were 15.3%, a decrease of 70 basis points (0.7%) from the prior year.

•Operating income for fiscal year 2022 was $167.1 million, an increase of 5.7% or $9.1 million compared to fiscal year 2021.

•We recorded a $7.4 million net currency loss from currency transactions in the current year compared to a $5.4 million net loss in the prior year.

•The effective tax rate for fiscal year 2022 was 33.2% as compared to the effective tax rate for fiscal year 2021 of 33.3%. The decrease is primarily driven by the effect of the change in foreign currency value and related adjustments.

•Net income attributable to PriceSmart for fiscal year 2022 was $104.5 million, or $3.38 per diluted share, compared to $98.0 million, or $3.18 per diluted share, in the prior year.

Comparison of Fiscal Year 2022 to 2021

The following discussion and analysis compares the results of operations for the fiscal years ended August 31, 2022 and 2021 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2021 and 2020, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 filed with the SEC on October 21, 2021. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2022 and 2021.

	Years Ended
	August 31, 2022				August 31, 2021
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$2,336,500	59.2%	$271,947	13.2%	$2,064,553	59.6%
Caribbean	1,139,323	28.9	150,855	15.3	988,468	28.5
Colombia	468,994	11.9	56,573	13.7	412,421	11.9
Net merchandise sales	$3,944,817	100.0%	$479,375	13.8%	$3,465,442	100.0%

Overall, net merchandise sales grew by 13.8% for fiscal year 2022 compared to fiscal year 2021, driven by a 10.4% increase in transactions and a 3.1% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs plus the number of Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 50 clubs in operation as of August 31, 2022 compared to 47 clubs as of August 31, 2021.

Net merchandise sales in our Central America segment increased 13.2% during fiscal year 2022. This increase had a 780 basis point (7.8%) positive impact on total net merchandise sales growth. All markets within this segment showed increased net merchandise sales for the twelve-month period ended August 31, 2022. We added one new club to the segment when compared to the comparable prior-year period. We opened our fifth warehouse club in Guatemala in October 2021.

Net merchandise sales in our Caribbean segment increased 15.3% during fiscal year 2022. This increase had a 440 basis point (4.4%) positive impact on total net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth. Sales for Trinidad were particularly strong for the twelve months ended August 31, 2022 because sales in the comparable fiscal second and third quarters of 2021 were adversely impacted by COVID-19 closures, government prohibitions on sales of most non-foods and non-essential items, and our decision to reduce imported merchandise due to the U.S. dollar liquidity challenges, which improved in the last three quarters of fiscal 2022. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for more information regarding the impact on us of the illiquidity of the Trinidad dollar. We added one new club to the segment when compared to the comparable prior-year period. We opened our second warehouse club in Jamaica in April 2022.

Net merchandise sales in our Colombia segment increased 13.7% during fiscal year 2022. This increase had a 160 basis point (1.6%) positive impact on total net merchandise sales growth. The primary driver of the increased sales for the year was due to the additional club added to the segment when compared to the comparable prior year period. We opened our ninth warehouse club in Colombia in November 2021. For the three months ended August 31, 2022, net merchandise sales growth slowed to 7.6% as measured in U.S. dollars compared to the same quarter in the prior year, as currency exchange rate fluctuations impacted sales negatively by 11.3%. Net merchandise sales growth decreased further to 1.8% in September 2022 (fiscal 2023) as measured in U.S. dollars compared to the same month in the prior year, as currency exchange rate fluctuations impacted sales negatively by 14.1% in September of fiscal year 2023 as the Colombia Peso exchange rate with the U.S. dollar has deteriorated significantly during the past several months.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and as a percentage of net merchandise sales for the year ended August 31, 2022.

	Currency exchange rate fluctuations for the
	Years Ended
	August 31, 2022
	Amount	% change
Central America	$(48,135)	(2.3)%
Caribbean	6,680	0.7
Colombia	(37,185)	(9.0)
Net merchandise sales	$(78,640)	(2.3)%

Overall, the effects of currency fluctuations within our markets had an approximately $78.6 million, or 230 basis point (2.3%), negative impact on net merchandise sales for the twelve-months ended August 31, 2022.

Currency fluctuations had a $48.1 million, or 230 basis point (2.3%), negative impact on net merchandise sales in our Central America segment for the twelve months ended August 31, 2022. These currency fluctuations contributed approximately 140 basis points (1.4%) of negative impact on total net merchandise sales for fiscal year 2022. The Costa Rica Colón depreciated significantly against the dollar as compared to the same period a year ago, which was a significant contributing factor to the unfavorable currency fluctuations in this segment.

Currency fluctuations had a $6.7 million, or 70 basis point (0.7%), positive impact on net merchandise sales in our Caribbean segment for the twelve months ended August 31, 2022. These currency fluctuations contributed approximately 20 basis points (0.2%) positive impact on total net merchandise sales growth for the current fiscal year period. The Dominican Republic market experienced currency appreciation when compared to the same periods last year.

Currency fluctuations had a $37.2 million, or 900 basis point (9.0%), negative impact on net merchandise sales in our Colombia segment for the twelve months ended August 31, 2022. These currency fluctuations contributed approximately 110 basis points (1.1%) of negative impact on total net merchandise sales for the current fiscal year period.

Net Merchandise Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2022 and 2021.

	Years Ended August 31,
	2022	2021
Foods & Sundries	49%	50%
Fresh Foods	29	29
Hardlines	11	12
Softlines	6	5
Other Business	5	4
Net Merchandise Sales	100%	100%

The mix of sales by major category changed slightly. Foods & Sundries and Hardlines each decreased approximately 1%, while Softlines and Other Business each increased approximately 1% between fiscal year 2022 and 2021. Shifts in consumer preferences and in-club traffic increases as a result of the lessening of COVID-19 restrictions contributed to the changes in category mix.

Comparable Merchandise Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Approximately every five years, the Company uses a 53-week year and a six-week “August” to account for the fact that 52 weeks is only 364 days. For fiscal year 2022, we used a 53-week year and a six-week “August.” Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our warehouse clubs opened during calendar year 2021 and one opened in April 2022 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 47 warehouse clubs for the fifty-three week period ended September 4, 2022.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the fifty-three-week period ended September 4, 2022, compared to the same fifty-three-week period of the prior year and the fifty-two-week period August 29, 2021 compared to the fifty-two-week period of the prior year.

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	September 4, 2022	August 29, 2021
	% Increase in comparable net merchandise sales	% Increase in comparable net merchandise sales
Central America	10.4%	8.8%
Caribbean	12.7	1.4
Colombia	4.5	2.4
Consolidated comparable net merchandise sales	10.4%	5.8%

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 53-week period ended September 4, 2022 increased 10.4%.

Comparable net merchandise sales in our Central America segment increased 10.4% for the 53-week period ended September 4, 2022 compared to the 53-week period ended September 5, 2021. This increase contributed approximately 620 basis points (6.2%) of the increase in total comparable net merchandise sales.

For the 53 weeks ended September 4, 2022, strong performance in the relatively smaller markets of Guatemala, Nicaragua, Honduras, and El Salvador, along with our second largest market, Panama, contributed approximately 510 basis points (5.1%) of positive impact on the segment’s comparable net merchandise sales. This increase was combined with a 110 basis point (1.1%) positive impact on the segment’s comparable net merchandise sales from our largest market, Costa Rica. During the year, Costa Rica experienced foreign currency exchange headwinds, with the Costa Rica Colón devaluing versus the comparable prior year period.

Comparable net merchandise sales in our Caribbean segment increased 12.7% for the 53-week period ended September 4, 2022. This increase contributed approximately 370 basis points (3.7%) of positive impact in total comparable net merchandise sales.

Our Dominican Republic market continued its strong performance in the 53-week period, partially due to foreign currency exchange appreciation, with 19.6% of comparable sales growth. Trinidad also contributed strong comparable net merchandise sales growth, with 12.4% increase for the 53-week period.

Comparable net merchandise sales in our Colombia segment increased 4.5% for the 53-week period ended September 4, 2022. This increase contributed approximately 50 basis points (0.5%) of the increase in total comparable net merchandise sales. The year-to-date increase is primarily due to year-over-year improvements in sales growth due to the comparably improved COVID-19 situation.

The following table illustrates the impact that changes in foreign currency exchange rates had on our comparable net merchandise sales in dollars and as a percentage of comparable net merchandise sales for the 53-week period ended September 4, 2022.

	Impact of Currency Exchange Rate Fluctuations for the
	Fifty-Three Weeks Ended
	September 4, 2022
	Amount	% change
Central America	$(49,133)	(2.4)%
Caribbean	7,645	0.7
Colombia	(34,696)	(8.4)
Consolidated comparable net merchandise sales	$(76,184)	(2.2)%

Overall, the mix of currency fluctuations within our markets had an approximately $76.2 million, or 220 basis point (2.2%), negative impact on comparable net merchandise sales for the 53-week period ended September 4, 2022.

Currency fluctuations within our Central America segment accounted for approximately 140 basis points (1.4%) of the negative impact on total comparable net merchandise sales for the 53-week period ended September 4, 2022. This is primarily the result of significant devaluation in the Costa Rica Colón against the U.S. dollar compared to the same period a year ago.

Currency fluctuations within our Caribbean segment accounted for approximately 20 basis points (0.2%) of positive impact on total comparable net merchandise sales for the 53-week period ended September 4, 2022. Our Dominican Republic market experienced currency appreciation, while Jamaica market experienced currency devaluation when compared to the same period last year.

Currency fluctuations within our Colombia segment accounted for approximately 100 basis points (1.0%) of negative impact on total comparable net merchandise sales for the 53-week period ended September 4, 2022. This reflects the devaluation of the Colombia peso when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31,				August 31,
	2022				2021
	Amount	Increase from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$36,009	$2,860	8.6%	1.5%	$33,149
Membership income - Caribbean	16,345	947	6.2	1.4	15,398
Membership income - Colombia	8,533	1,050	14.0	1.8	7,483
Membership income - Total	$60,887	$4,857	8.7%	1.5%	$56,030

Number of accounts - Central America	951,829	47,252	5.2%		904,577
Number of accounts - Caribbean	453,697	23,948	5.6		429,749
Number of accounts - Colombia	357,265	21,156	6.3		336,109
Number of accounts - Total	1,762,791	92,356	5.5%		1,670,435

The number of Member accounts at the end of fiscal 2022 was 5.5% higher than the prior year period. Membership income increased 8.7% compared to the comparable prior-year period.

Membership income increased across all operating segments in the twelve months ended August 31, 2022. The consolidated increase in membership income is due to an increasing membership base since the start of fiscal year 2022. Since August 31, 2021, all segments have increased their membership base. Colombia had the largest increase in membership base in fiscal year 2022 with 6.3% growth, followed by the Caribbean with a 5.6% increase and Central America with a 5.2% increase. In fiscal year 2022, we opened a new club in each of Colombia, the Caribbean, and Central America.

We offer our Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts were 7.4% of our total membership base as of August 31, 2022, an increase from 6.2% as of August 31, 2021. Platinum Members tend to have higher renewal rates than our Diamond Members.

Our trailing twelve-month renewal rate was 88.9% and 89.6% for the periods ended August 31, 2022 and August 31, 2021, respectively. Approximately 13% and 16% of our membership sign-ups were completed using our online platform for the twelve-month period ended August 31, 2022 and August 31, 2021, respectively. Our online platform facilitates capturing data and provides the opportunity for automatic renewal of memberships, as well as improving our digital connection with our Members.

Other Revenue

Other revenue consists primarily of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, income from the interest-generating portfolio of our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2022			August 31, 2021
	Amount	Increase (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$3,307	$(43,569)	(92.9)%	$46,876
Miscellaneous income	9,397	2,350	33.3	7,047
Rental income	2,468	(488)	(16.5)	2,956
Other revenue	$15,172	$(41,707)	(73.3)%	$56,879

Comparison of 2022 to 2021

The primary driver of the decrease in other revenue for the year ended August 31, 2022 was the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021. For additional information on the results of the disposition, refer to “Index to Consolidated Financial Statements: Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.” This decrease was partially offset by an increase from our interest-generating portfolio from our co-branded credit cards for the year ended August 31, 2022.

Results of Operations

Results of Operations Consolidated

(Amounts in thousands, except percentages and number of warehouse clubs)

	Years Ended
Results of Operations Consolidated	August 31, 2022	August 31, 2021
Net merchandise sales
Net merchandise sales	$3,944,817	$3,465,442
Total gross margin	$604,755	$552,953
Total gross margin percentage	15.3%	16.0%

Revenues
Total revenues	$4,066,093	$3,619,871
Percentage change from prior period	12.3%	8.7%

Comparable net merchandise sales
Total comparable net merchandise sales increase	10.4%	5.8%

Total revenue margin
Total revenue margin	$681,148	$644,533
Total revenue margin percentage	16.8%	17.8%

Selling, general and administrative
Selling, general and administrative	$514,082	$486,513
Selling, general and administrative percentage of total revenues	12.6%	13.4%

	Years Ended
Results of Operations Consolidated	August 31, 2022	% of Total Revenue	August 31, 2021	% of Total Revenue
Operating income- by segment
Central America	$171,119	4.2%	$151,933	4.2%
Caribbean	79,022	1.9	74,769	2.1
Colombia	22,526	0.6	21,932	0.6
United States	23,364	0.6	12,687	0.4
Reconciling items (1)	(128,965)	(3.2)	(103,301)	(2.9)
Operating income - Total	$167,066	4.1%	$158,020	4.4%

Warehouse clubs
Warehouse clubs at period end	50		47
Warehouse club sales square feet at period end	2,484		2,336

(1)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Years Ended
	August 31, 2022	% of Total Revenue	August 31, 2021	% of Total Revenue
Selling, general and administrative detail:
Warehouse club and other operations	$378,161	9.3%	$359,221	9.9%
General and administrative	133,185	3.3	125,416	3.5
Pre-opening expenses	1,471	-	849	-
Loss on disposal of assets	1,265	-	1,027	-
Total Selling, general and administrative	$514,082	12.6%	$486,513	13.4%

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the twelve months ended August 31, 2022, was 15.3%, 70 basis points (0.7%) lower than the comparable prior year period. This decrease was primarily due to increased markdowns versus the prior fiscal year period and a reduction in the premium we applied to our sales prices to offset our COVID-related operating costs. During 2021, while experiencing strong sales and projecting high demand for our long-lead time merchandise, we were also noting increases in costs of merchandise. We proceeded to purchase merchandise at higher-than-normal volumes to secure good pricing and in-stock positions. That, combined with higher-than-normal freight and fuel costs, subsequent COVID-related Asia port closures and other supply-chain disruptions hampered the expected cadence of inventory flow, resulting in, among other things, seasonal merchandise arriving too late for the applicable season. We also did not attain the levels of sales we projected for certain non-food categories. As a result, we took significantly higher than usual markdowns in the third quarter and incurred approximately 40 basis points (0.4%) of margin compression in the fourth quarter compared to the prior year fourth quarter as we continued to sell through pockets of excess merchandise.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin decreased 100 basis points (1.0%) for the twelve months ended August 31, 2022, compared to the prior-year period, which is primarily the result of the sale on October 1, 2021 of our casillero and marketplace business, which had higher revenue margins than our core operations, along with the lower total gross margin percentage of 70 basis points (0.7%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased by $27.6 million, or 5.7% year-over-year but decreased to 12.6% of total revenues for fiscal year 2022 compared to 13.4% of total revenues for fiscal year 2021.

Warehouse club and other operations expenses decreased to 9.3% of total revenues for fiscal year 2022 compared to 9.9% for fiscal year 2021, primarily due to the elimination for most of fiscal year 2022 of operating expenses associated with our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. The 50 basis point savings resulting from the Aeropost sale was supplemented by reduced warehouse club and other operations expenses as a percentage of revenue in our Costa Rica market, which decreased 10 basis points (0.1%) primarily due to higher sales volumes driving favorable leverage in expenses and the devaluation of the Costa Rica Colón.

General and administrative expenses decreased to 3.3% of total revenues for the current year compared to 3.5% for the prior fiscal year. The 20 basis point (0.2%) decrease is primarily due to a 50 basis point (0.50%) decrease from the reduction in general and administrative expenses due to the sale of Aeropost. This decrease was partially offset by a 30 basis point (0.30%) increase from our continued investments to support our technology development, talent acquisition, and employee development. Given our strategic initiatives, we intend to continue to invest at comparable levels as a percentage of total revenue, or at higher levels under appropriate circumstances, especially in talent and technology, to enhance our competence and support our three drivers of growth.

Operating income in fiscal year 2022 increased to $167.1 million (4.1% of total revenue) compared to $158.0 million (4.4% of total revenue) for the same period last year. This reflects the decrease in total revenue margin of 100 basis points (1.0%), partially offset by an 80 basis point (0.8%) increase due to leveraging of selling, general and administrative expenses over the comparable prior-year period.

Interest Expense

	Twelve Months Ended
	August 31,		August 31,
	2022		2021
	Amount	Change	Amount
Interest expense on loans	$7,640	$1,804	$5,836
Interest expense related to hedging activity	3,234	(421)	3,655
Less: Capitalized interest	(1,263)	1,018	(2,281)
Net interest expense	$9,611	$2,401	$7,210

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

Net interest expense increased for the twelve-month period ended August 31, 2022, primarily due to the increase in long-term borrowings in our Trinidad market to facilitate conversion of Trinidad dollars to US dollars and a decrease in capitalized interest from fewer construction projects compared to the prior year.

Other Expense, net

Other expense, net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Years Ended
	August 31,		August 31,
	2022		2021
	Amount	Decrease from prior year	Amount
Other expense, net	$(3,235)	$2,368	$(5,603)

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

For the twelve-months ended August 31, 2022 the primary driver of Other expense, net was higher transaction costs of $7.4 million associated with converting Trinidad dollars into available tradeable currencies, such as euros or Canadian dollars, before converting them to U.S. dollars. These expenses were partially offset by a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021.

Provision for Income Taxes

The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31,		August 31,
	2022		2021
	Amount	Change	Amount
Current tax expense	$55,158	$2,336	$52,822
Net deferred tax benefit	(3,300)	553	(3,853)
Provision for income taxes	$51,858	$2,889	$48,969
Effective tax rate	33.2%		33.3%

For fiscal 2022, the effective tax rate was 33.2% compared to 33.3% for fiscal year 2021. The decrease in the effective rate versus the prior year was primarily attributable to the comparably favorable impact of 0.4% resulting from the effect of the change in foreign currency value and related adjustments.

Other Comprehensive Loss

Other comprehensive loss for fiscal years 2022 and 2021 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Other Comprehensive Loss
	Years Ended
	August 31,			August 31,
	2022			2021
	Amount	Change From Prior Year	% Change	Amount
Other comprehensive loss	$(13,078)	$(7,390)	(129.9)%	$(5,688)

Our other comprehensive loss of approximately $13.1 million for fiscal 2022 resulted primarily from the comprehensive loss of approximately $19.0 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. During fiscal 2022, the largest translation adjustments were related to the devaluation of the local currencies against the U.S. dollar for our Colombia and Costa Rica subsidiaries, partially offset by the translation adjustment for the appreciation of the local currency against the U.S. dollar of our Dominican Republic subsidiary. These losses were offset by approximately $6.2 million related to unrealized gains on changes in the value of our derivative obligations.

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

The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	August 31,	August 31,
	2022	2021
Amounts held by foreign subsidiaries	$203,952	$160,808
Amounts held domestically	47,421	54,671
Total cash and cash equivalents, including restricted cash	$251,373	$215,479

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	August 31,	August 31,
	2022	2021
Amounts held by foreign subsidiaries	$11,160	$50,233
Amounts held domestically	—	—
Total short-term investments	$11,160	$50,233

As of August 31, 2022, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries and domestically, while there were $1.5 million as of August 31, 2021.

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

The following table summarizes our significant sources and uses of cash and cash equivalents:

	Years Ended
	August 31,	August 31,
	2022	2021	Change
Net cash provided by operating activities	$121,829	$127,166	$(5,337)
Net cash used in investing activities	(74,756)	(116,721)	41,965
Net cash used in financing activities	(12,209)	(95,137)	82,928
Effect of exchange rates	1,030	(3,600)	4,630
Net increase (decrease) in cash and cash equivalents	$35,894	$(88,292)	$124,186

Net cash provided by operating activities totaled $121.8 million and $127.2 million for the twelve months ended August 31, 2022 and 2021, respectively. The decrease in net cash provided by operating activities is primarily the result of net changes in operating assets and liabilities. Specifically, changes in various current and non-current assets and current liabilities resulted in a $13.8 million use of cash for fiscal year 2022 compared to $13.1 million of cash provided by changes in the same accounts in fiscal year 2021. Most of these changes in fiscal year 2022 resulted from increases in deferred tax assets and the year-over-year in accrued payroll during the twelve months ended August 31, 2022 compared to the prior year. The net changes in operating assets and liabilities were partially offset by an increase in net income for the twelve months ended August 31, 2022 over the prior-year period and favorable changes in merchandise inventories and accounts payable. Inventory was $464.4 million as of August 31, 2022, compared with $389.7 million at August 31, 2021. The increase in the inventory balance compared to the prior fiscal year is the result of three additional clubs, carrying higher than normal safety stock as a precaution against supply chain disruption and inflationary pressure on material inputs.

Net cash used in investing activities totaled $74.8 million and $116.7 million, respectively, for the years ended August 31, 2022 and August 31, 2021. The decrease is primarily the result of a decrease in purchases of certificates of deposits compared to the same twelve-month period a year-ago, primarily due to our being able to source more U.S. dollars in Trinidad. Refer to “Management’s Discussion and Analysis – Factors Affecting Our Business” for additional discussion of the current U.S. dollar illiquidity we are experiencing in that market. The decrease was partially offset by higher property and equipment expenditures compared to the same twelve-month period a year-ago to support growth of our real estate footprint.

Net cash used in financing activities totaled $12.2 million and $95.1 million for the twelve months ended August 31, 2022 and 2021, respectively. Our cash flows used for financing activities are used primarily to repay long-term and short-term borrowings use to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $82.9 million decrease in cash used in financing activities is primarily due to lower net repayments of short-term debt compared to the same twelve-month period a year-ago, when we were repaying short-term facilities accessed at the early stages of the COVID-19 pandemic and obtaining additional financing (primarily the $25 million loan in Trinidad to address U.S. dollar liquidity challenges in that market).

The following table summarizes the dividends declared and paid during fiscal years 2022, 2021 and 2020 (amounts are per share):

		First Payment			Second Payment

Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35

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

The following table summarizes the shares repurchased during fiscal years 2022, 2021 and 2020:

	Years Ended
	August 31,	August 31,	August 31,
	2022	2021	2020
Shares repurchased	88,415	62,282	56,503
Cost of repurchase of shares (in thousands)	$6,259	$5,542	$3,651

We reissued 8,300 treasury shares as part of our stock-based compensation programs during fiscal 2022, 96,400 treasury shares during fiscal year 2021 and 234,400 treasury shares during fiscal 2020.

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

As of August 31, 2022, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, for the twelve-month period ended August 31, 2022 and August 31, 2021, we have recorded valuation allowances of $11.8 million and $11.4 million against our foreign tax credits, respectively.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2022.

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

In two countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of August 31, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.5 million and $3.3 million as of August 31, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during fiscal 2022 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of our goodwill. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $43.3 million of certain acquired goodwill, the fair value was greater than the carrying value; however, any deterioration in the fair value may result in an impairment charge.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2022.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31,
	(Amounts in thousands)
	2023	2024	2025	2026	2027	Thereafter	Total
Long-Term Debt (Unhedged):
Long-term debt with fixed interest rate	$9,173	$10,269	$10,386	$7,245	$2,734	$6,000	$45,807	(1)
Weighted-average interest rate	7.20%	7.20%	7.10%	7.10%	7.10%	7.00%	7.20%
Long-term debt with variable interest rate	$24,542	$8,519	$23,138	$8,251	$27,014	$—	$91,464
Weighted-average interest rate	6.00%	5.60%	5.50%	4.30%	3.70%	—%	5.40%
Total long-term debt	$33,715	$18,788	$33,524	$15,496	$29,748	$6,000	$137,271	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$9,900	$1,275	$1,275	$1,275	$26,244	$—	$39,969	(2)
Weighted-average pay rate	5.69%	3.65%	3.65%	3.65%	3.65%	—%	4.15%
Weighted-average receive rate	5.04%	4.26%	4.26%	4.26%	4.26%	—%	4.46%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$10,754	$3,329	$19,770	$—	$—	—	$33,853	(2)
Weighted-average pay rate	9.18%	7.92%	7.92%	—%	—%	—%	8.32%
Weighted-average receive rate	5.74%	5.14%	5.20%	—%	—%	—%	5.36%

Long-Term Debt Payments with Fixed Interest or Subject to Financial Derivatives:
Long-term debt with fixed interest rate or with variable to fixed interest rate swaps	$29,827	$14,873	$31,431	$8,520	$28,978	$6,000	$119,629
Portion of long-term debt with fixed interest rate or with variable to fixed interest rate swaps	88.5%	79.2%	93.8%	55.0%	97.4%	100.0%	87.1%
Portion of long-term debt with variable interest rates and no swaps	11.5%	20.8%	6.2%	45.0%	2.6%	—%	12.9%

(1)The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps by using the derivative obligation as of August 31, 2022 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

(2)The derivative obligations of the interest rate swaps and cross-currency interest rate swaps are included in the Total long-term debt section of this table.

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2022, we had a total of 50 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 40 of which operate under currencies other than the U.S. dollar. Approximately 48.6% of our net merchandise sales are comprised of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar. Approximately 78.0% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2022	2021
Country	% Change	% Change
Colombia	(15.58)%	(1.24)%
Costa Rica	(5.25)	(4.63)
Dominican Republic	6.87	2.51
Guatemala	(0.11)	—
Honduras	(2.37)	2.51
Jamaica	0.40	(2.12)
Nicaragua	(2.00)	(2.25)
Trinidad	0.67%	(0.45)%

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

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2022 was $32.4 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal 2022, the impact to the consolidated statements of income of revaluing this liability was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of August 31, 2022 (in thousands) including the new lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Gains based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(4,380)	$682	$2,099	$(1,599)
10%	$(8,760)	$1,365	$4,197	$(3,198)
20%	$(17,519)	$2,730	$8,394	$(6,395)

(1)Amounts are before consideration of income taxes.

Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2022 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net.”

Examples of where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Trinidad, Nicaragua, and Costa Rica subsidiaries, with balances of $80.3 million, $23.2 million and $13.3 million, respectively, as of August 31, 2022. Examples where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Honduras, Guatemala, and Dominican Republic subsidiaries, with balances of $37.8 million, $22.5 million, and $15.9 million, respectively, as of August 31, 2022.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive loss for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2022:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$2,678	$(3,684)	$5,152	$28,910
10%	$5,356	$(7,368)	$10,305	$57,820
20%	$10,713	$(14,736)	$20,610	$115,639

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $12.9 million at August 31, 2022 and approximately $1.8 million at August 31, 2021. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2022 would have resulted in a further increase in the value of the swaps of approximately $1.4 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2022 would have resulted in a net decrease in the value of the swaps of approximately of $3.1 million.

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

Commodity Price Risk

The increasing price of oil and certain commodities could have a negative effect on our operating costs and sales. Higher oil prices can negatively impact the economic growth of the countries in which we operate, thereby reducing the buying power of our Members. Higher oil prices can also increase our operating costs, particularly utilities and merchandise transportation expenses. Inflationary pressures on various commodities also may impact consumer spending. We do not currently seek to hedge commodity price risk.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Part IV. Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2022, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2022, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2022, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PriceSmart, Inc. as of August 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 31, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

October 31, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

PriceSmart has adopted a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and to all of its other officers, directors, employees and agents. The code of conduct is available on PriceSmart's web site at https://investors.pricesmart.com/investor/corporate-governance. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provisions of its code of conduct within four business days following the date of such amendment or waiver.

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

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, San Diego, CA, Auditor Firm ID: 42.

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

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(11)	Second Amended and Restated Bylaws of the Company
4.1(6)	Specimen of Common Stock certificate.
4.2 (25)	Description of Registrant’s Securities.
10.1(15)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.2(9)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.
10.3(10)	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.
10.4(16)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.5(7)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.6(7)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.7(3)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.
10.8(2)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.9(12)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.
10.10(10)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.11(8)**	2013 Equity Incentive Award Plan of PriceSmart, Inc., as amended and restated

10.12(8)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to July 16, 2019).
10.13(8)**

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards prior to July 16, 2019).

10.14(19)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to July 16, 2019).
10.15(22)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.16(22)**

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after July 16, 2019).

10.17(22)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.18(8)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.19(13)**	Employment Agreement between the Company and Frank R. Diaz dated November 1, 2015.
10.20(12)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.21(14)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.22(14)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.23(17)**	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
10.24(18)	Promissory Note between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated February 26, 2017.
10.25(19)**	Employment Agreement between the Company and Ana Luisa Bianchi dated August 1, 2018.
10.26(21)***	Form of Indemnification Agreement.
10.27(20)**	Employment Agreement dated March 4, 2019 between Sherry S. Bahrambeygui and the Company.
10.28(23)**	Employment Agreement dated April 1, 2020 between Michael McCleary and the Company.
10.29(24)	Credit Agreement between PriceSmart Colombia S.A.S and Citibank, N.A. dated December 2, 2019.
10.30(24)	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. date November 25, 2019.
10.31(24)	Loan Agreement between PriceSmart Guatemala, Sociedad Anonima and Banco Industrial, Sociedad Anonima, dated November 20, 2019.
10.32(25)**	Employment Agreement between the Company and Juan Ignacio Biehl dated March 15, 2018 (including amendments dated June 14, 2018, July 26, 2019, and September 1, 2020).
10.33*(26)	Second Amended and Restated Loan Facility Agreement between PriceSmart Realty (TT) LTD and FirstCaribbean International Bank (Trinidad & Tobago) Limited, dated August 27, 2021.
10.34(27)**	Amended and Restated Employment Agreement date September 1, 2021 between Nicolas Maslowski and the Company.
10.35(28)**	Separation Agreement and Waiver and Release of Claims dated February 22, 2022 between William J. Naylon and the Company.
10.36(29)	Citibank Credit Agreement dated February 18, 2022
10.37(30)**	Amended and Restated Employment Agreement dated May 1, 2022 between John Hildebrandt and the Company
10.38(30)**	Employment Agreement dated May 1, 2022, between Christopher Souhrada and the Company.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

(4)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(5)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(6)Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(7)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(8)Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.

(9)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.

(10)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.

(11)Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.

(12)Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.

(13)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 filed with the Commission on January 7, 2016.

(14)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.

(15)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.

(16)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.

(17)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the Commission on October 26, 2017.

(18)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 filed with the Commission on April 5, 2018.

(19)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Commission on October 25, 2018.

(20)Incorporated by reference to the Company’s Form 8-K/A filed with the Commission on March 7, 2019.

(21)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the Commission on October 29, 2019.

(22)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed with the Commission on January 9, 2020.

(23)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 7, 2020.

(24)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed with the Commission on April 8, 2020.

(25)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 filed with the Commission on January 7, 2021.

(26)Incorporated by reference to the Company’s Quarterly Report on Form 10-K for the year ended August 31, 2021 filed with the Commission on October 21, 2021.

(27)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the Commission on January 6, 2022.

(28)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2022.

(29)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 filed with the Commission on April 7, 2022.

(30)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022 filed with the Commission on July 11, 2022.

Item 16. Form 10-K Summary

None.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
Year ended August 31, 2020	$144	$155	$(152)	$147
Year ended August 31, 2021	$147	$93	$(146)	$94
Year ended August 31, 2022	$94	$89	$(80)	$103

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 31, 2022	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2022	By:	/s/ MICHAEL L. MCCLEARY
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

Signature	Title	Date

/s/ SHERRY S. BAHRAMBEYGUI	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2022
Sherry S. Bahrambeygui

/s/ MICHAEL L. MCCLEARY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2022
Michael L. McCleary

/s/ ROBERT E. PRICE	Chairman of the Board	October 31, 2022
Robert E. Price

/s/ DAVID R. SNYDER	Vice Chair	October 31, 2022
David R. Snyder

/s/ JEFFREY R. FISHER	Director	October 31, 2022
Jeffrey R. Fisher

/s/ GORDON H. HANSON	Director	October 31, 2022
Gordon H. Hanson

/s/ BEATRIZ V. INFANTE	Director	October 31, 2022
Beatriz V. Infante

/s/ LEON C. JANKS	Director	October 31, 2022
Leon C. Janks

/s/ PATRICIA MÁRQUEZ	Director	October 31, 2022
Patricia Márquez

/s/ DAVID N. PRICE	Director	October 31, 2022
David N. Price

/s/ EDGAR ZURCHER	Director	October 31, 2022
Edgar Zurcher

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. (the Company) as of August 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended August 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 31, 2022 expressed an unqualified opinion thereon.

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

As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar indirect taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s income tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2022, the Company had $6.3 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $32.1 million and $36.4 million, respectively.

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

San Diego, California

October 31, 2022

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$237,710	$202,060
Short-term restricted cash	3,013	3,647
Short-term investments	11,160	50,233
Receivables, net of allowance for doubtful accounts of $103 as of August 31, 2022 and $94 as of August 31, 2021, respectively	13,391	12,359
Merchandise inventories	464,411	389,711
Prepaid expenses and other current assets (includes $2,761 and $0 as of August 31, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	43,894	39,194
Total current assets	773,579	697,204
Long-term restricted cash	10,650	9,772
Property and equipment, net	757,241	730,204
Operating lease right-of-use assets, net	111,810	123,655
Goodwill	43,303	45,095
Other intangibles, net	765	7,762
Deferred tax assets	28,355	24,225
Other non-current assets (includes $11,884 and $2,464 as of August 31, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	72,163	57,329
Investment in unconsolidated affiliates	10,534	10,544
Total Assets	$1,808,400	$1,705,790
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$10,608	$—
Accounts payable	408,407	388,791
Accrued salaries and benefits	44,097	41,896
Deferred income	29,228	26,898
Income taxes payable	7,243	8,310
Other accrued expenses and other current liabilities (includes $82 and $0 as of August 31, 2022 and August 31, 2021, respectively, for the fair value of derivative instruments)	38,667	39,736
Operating lease liabilities, current portion	7,491	8,526
Long-term debt, current portion	33,715	19,395
Total current liabilities	579,456	533,552
Deferred tax liability	2,165	1,568
Long-term income taxes payable, net of current portion	5,215	4,160
Long-term operating lease liabilities	118,496	129,256
Long-term debt, net of current portion	103,556	110,110
Other long-term liabilities (includes $0 and $3,010 for the fair value of derivative instruments and $8,440 and $7,380 for post-employment plans as of August 31, 2022 and August 31, 2021, respectively)	8,439	10,930
Total Liabilities	817,327	789,576

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,697,590 and 31,467,971 shares issued and 30,904,826 and 30,755,308 shares outstanding (net of treasury shares) as of August 31, 2022 and August 31, 2021, respectively	3	3
Additional paid-in capital	481,406	465,015
Accumulated other comprehensive loss	(195,586)	(182,508)
Retained earnings	736,894	658,919
Less: treasury stock at cost, 792,764 shares as of August 31, 2022 and 712,663 shares as of August 31, 2021	(31,644)	(26,084)
Total stockholders' equity attributable to PriceSmart, Inc. stockholders	991,073	915,345
Noncontrolling interest in consolidated subsidiaries	—	869
Total stockholders' equity	991,073	916,214
Total Liabilities and Equity	$1,808,400	$1,705,790

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2022	2021	2020
Revenues:
Net merchandise sales	$3,944,817	$3,465,442	$3,191,762
Export sales	45,217	41,520	34,374
Membership income	60,887	56,030	54,501
Other revenue and income	15,172	56,879	48,551
Total revenues	4,066,093	3,619,871	3,329,188
Operating expenses:
Cost of goods sold:
Net merchandise sales	3,340,062	2,912,489	2,723,942
Export sales	43,074	39,513	32,676
Non-merchandise	1,809	23,336	18,160
Selling, general and administrative:
Warehouse club and other operations	378,161	359,221	323,178
General and administrative	133,185	125,416	106,776
Pre-opening expenses	1,471	849	1,545
Loss on disposal of assets	1,265	1,027	443
Total operating expenses	3,899,027	3,461,851	3,206,720
Operating income	167,066	158,020	122,468
Other expense:
Interest income	2,201	1,979	2,031
Interest expense	(9,611)	(7,210)	(7,625)
Other expense, net	(3,235)	(5,603)	(834)
Total other expense	(10,645)	(10,834)	(6,428)
Income before provision for income taxes and loss of unconsolidated affiliates	156,421	147,186	116,040
Provision for income taxes	(51,858)	(48,969)	(37,764)
Loss of unconsolidated affiliates	(10)	(58)	(95)
Net income	104,553	98,159	78,181
Less: net income attributable to noncontrolling interest	(19)	(196)	(72)
Net income attributable to PriceSmart, Inc.	$104,534	$97,963	$78,109
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$3.38	$3.18	$2.55
Diluted	$3.38	$3.18	$2.55
Shares used in per share computations:
Basic	30,591	30,403	30,259
Diluted	30,600	30,403	30,259
Dividends per share	$0.86	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2022	2021	2020
Net income	$104,553	$98,159	$78,181
Less: net income attributable to noncontrolling interest	(19)	(196)	(72)
Net income attributable to PriceSmart, Inc.	$104,534	$97,963	$78,109

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(19,034)	(7,837)	(29,413)
Defined benefit pension plan:
Net loss arising during period	(341)	(230)	(79)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	127	127	93
Total defined benefit pension plan	(214)	(103)	14
Derivative instruments: (2)
Unrealized losses on change in derivative obligations	(4,021)	(140)	(490)
Unrealized gains/(losses) on change in fair value of interest rate swaps	10,191	2,392	(5,313)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	—	2,721
Total derivative instruments	6,170	2,252	(3,082)
Other comprehensive loss	(13,078)	(5,688)	(32,481)
Comprehensive income	91,456	92,275	45,628
Less: comprehensive income attributable to noncontrolling interest	3	117	114
Comprehensive income attributable to PriceSmart, Inc. stockholders	$91,453	$92,158	$45,514

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

(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(AMOUNTS IN THOUSANDS)

								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2019	31,461	$3	$454,570	$(144,339)	$525,804	924	$(38,687)	$797,351	$928	$798,279
Purchase of treasury stock	—	—	—	—	—	57	(3,651)	(3,651)	—	(3,651)
Issuance of treasury stock	(234)	—	(13,932)	—	—	(234)	13,932	—	—	—
Issuance of restricted stock award	222	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,817	—	—	—	—	13,817	—	13,817
Dividend paid to stockholders	—	—	—	—	(21,426)	—	—	(21,426)	(101)	(21,527)
Net income	—	—	—	—	78,109	—	—	78,109	72	78,181
Other comprehensive income (loss)	—	—	—	(32,481)	—	—	—	(32,481)	114	(32,367)
Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	62	(5,542)	$(5,542)	—	(5,542)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	154	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(8)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,424	—	—	—	—	18,424	—	18,424
Dividend paid to stockholders	—	—	—	—	(21,531)	—	—	(21,531)	(457)	(21,988)
Net income	—	—	—	—	97,963	—	—	97,963	196	98,159
Other comprehensive income (loss)	—	—	—	(5,688)	—	—	—	(5,688)	117	(5,571)
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	88	(6,259)	(6,259)	—	(6,259)
Issuance of treasury stock	(8)	—	(699)	—	—	(8)	699	—	—	—
Issuance of restricted stock award	247	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,803	—	—	—	—	16,803	—	16,803
Dividend paid to stockholders	—	—	—	—	(26,559)	—	—	(26,559)	—	(26,559)
Net income	—	—	—	—	104,534	—	—	104,534	19	104,553
Other comprehensive income (loss)	—	—	—	(13,078)	—	—	—	(13,078)	3	(13,075)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073	$—	$991,073

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2022	2021	2020
Operating Activities:
Net income	$104,553	$98,159	$78,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,868	64,983	61,225
Allowance for doubtful accounts	63	(53)	3
Loss on sale of property and equipment	1,265	1,027	443
Deferred income taxes	(3,300)	(3,853)	(3,405)
Equity in losses of unconsolidated affiliates	10	58	95
Stock-based compensation	16,803	18,424	13,817
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(13,785)	13,097	(3,040)
Merchandise inventories	(74,706)	(80,202)	21,764
Accounts payable	23,058	15,526	90,185
Net cash provided by operating activities	121,829	127,166	259,268
Investing Activities:
Additions to property and equipment	(120,660)	(113,174)	(100,320)
Purchases of short-term investments	(22,469)	(69,460)	(49,629)
Proceeds from settlements of short-term investments	61,733	65,528	20,182
Purchases of long-term investments	—	(1,478)	(1,485)
Proceeds from settlements of long-term investments	1,488	1,478	—
Proceeds from disposal of property and equipment	193	385	40
Proceeds from the disposal of Aeropost, net of divested cash	4,959	—	—
Net cash used in investing activities	(74,756)	(116,721)	(131,212)
Financing Activities:
Proceeds from long-term bank borrowings	30,633	17,565	57,882
Repayment of long-term bank borrowings	(22,697)	(19,993)	(15,164)
Proceeds from short-term bank borrowings	23,829	—	271,014
Repayment of short-term bank borrowings	(11,156)	(64,983)	(212,919)
Cash dividend payments	(26,559)	(21,988)	(21,527)
Purchase of treasury stock for tax withholding on stock compensation	(6,259)	(5,542)	(3,651)
Other financing activities	—	(196)	(72)
Net cash used in financing activities	(12,209)	(95,137)	75,563
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,030	(3,600)	(6,084)
Net increase (decrease) in cash, cash equivalents	35,894	(88,292)	197,535
Cash, cash equivalents and restricted cash at beginning of period	215,479	303,771	106,236
Cash, cash equivalents and restricted cash at end of period	$251,373	$215,479	$303,771

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$3,129	$3,497	$10,563
Cash paid during the period for:
Interest	$9,392	$7,774	$6,877
Income taxes	$67,143	$58,571	$50,814

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2022	2021	2020
Cash and cash equivalents	$237,710	$202,060	$299,481
Short-term restricted cash	3,013	3,647	185
Long-term restricted cash	10,650	9,772	4,105
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$251,373	$215,479	$303,771

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of August 31, 2022, the Company had 50 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala, four in Trinidad; three in Honduras; two each in El Salvador, Jamaica, and Nicaragua; and one each in Aruba, Barbados, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company plans to open a warehouse club in San Miguel, El Salvador in the spring of 2023 and a warehouse club in Medellín, Colombia in the summer of 2023. Once these two new clubs are open, the Company will operate 52 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean, and Colombia.

PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:

1. Expand Real Estate Footprint with New Clubs and Distribution Facilities;

2. Increase Membership Value; and

3. Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities.

Basis of Presentation – The consolidated financial statements have been prepared in accordance with the instructions to Form 10-K for annual financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles (“GAAP”) for annual financial information. The consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of August 31, 2022 are listed below:

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

The Company disposed of its entire ownership in Aeropost to an unrelated third party. However, as part of the consideration of the sale, Aeropost will provide $2.0 million of logistical services to the Company as needed for 36 months. The Company recorded a pre-tax gain from the sale of Aeropost of $2.7 million in the first quarter of fiscal year 2022 in other income (expense), net in the consolidated statements of income.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ from those estimates and assumptions.

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

Restricted Cash – The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31,	August 31,
	2022	2021
Short-term restricted cash	$3,013	$3,647
Long-term restricted cash	10,650	9,772
Total restricted cash(1)	$13,663	$13,419

(1)Restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, of approximately $8.4 million, as measured in U.S. dollars, with a few of its lenders as compensating balances for several U.S. dollar denominated loans payable over several years. These certificates of deposit will be reduced annually commensurate with the loan balances.

Short-Term Investments – The Company considers as short-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles, net – Goodwill and other intangibles totaled $44.1 million as of August 31, 2022 and $52.9 million as of August 31, 2021. The Company reviews reported goodwill and other intangibles at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In connection with the Aeropost disposal, we retained the intellectual property associated with our PriceSmart.com business. However, in conjunction with this disposal, we wrote off $1.7 million of goodwill, $4.4 million of intangibles related to the Aeropost trademark, and $1.0 million of intangibles related to the developed technology of Aeropost directly associated with Aeropost’s legacy marketplace and casillero business. The $2.7 million net pre-tax gain recorded during the first fiscal quarter of 2022 for the sale of Aeropost is net of these write offs of goodwill and intangible assets.

The changes in the carrying amount of goodwill for the year ended August 31, 2022 are as follows (in thousands):

Amount
Goodwill at August 31, 2021	$45,095
Goodwill written off	(1,714)
Foreign currency exchange rate changes	(78)
Goodwill at August 31, 2022	$43,303

Amount
Other intangibles at August 31, 2021	$7,762
Trade Name written off	(4,375)
Development Technology written off	(1,009)
Amortization	(1,613)
Net other intangibles at August 31, 2022	$765

Total goodwill and other intangibles, net at August 31, 2022	$44,068

The table below shows our estimated amortization of intangibles for fiscal year 2023 (in thousands):

Twelve Months Ended August 31,	Amount
2023	$765
Total	$765

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

In two countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income. The rules related to refunds of income tax receivables in these countries are either unclear or complex. The Company had income tax receivables of $11.0 million as of August 31, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.5 million and $3.3 million as of August 31, 2022 and August 31, 2021, respectively, in these countries.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31,	August 31,
	2022	2021
Prepaid expenses and other current assets	$3,890	$3,173
Other non-current assets	32,460	28,437
Total amount of VAT receivables reported	$36,350	$31,610

The following table summarizes the income tax receivables reported by the Company (in thousands):

	August 31,	August 31,
	2022	2021
Prepaid expenses and other current assets	$12,077	$11,491
Other non-current assets	19,985	18,872
Total amount of income tax receivables reported	$32,062	$30,363

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

Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the probability that performance metrics will be achieved. When an award is forfeited, any previously recorded expense is then reversed.

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2022, the Company reissued approximately 8,300 treasury shares.

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

Long-term investments: Long-term investments consists of certificates of deposit and similar time-based deposits with financial institutions with maturity dates over one year. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit.

Long-term restricted cash: Long-term restricted cash primarily consists of certificates of deposit with maturity dates of over a year, which are held as collateral against our long-term debt. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2022 and August 31, 2021 is as follows (in thousands):

	August 31, 2022		August 31, 2021
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Long-term debt, including current portion	$137,271	136,479	129,505	119,646

(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2022 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2022 and August 31, 2021.

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

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the years ended August 31, 2022, 2021 and 2020:

	Years Ended August 31,
	2022	2021	2020
Effect on other comprehensive loss due to foreign currency restatement	$(19,034)	$(7,837)	$(29,413)

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

	Years Ended August 31,
	2022	2021	2020
Currency Loss	$(7,414)	$(5,395)	$(1,370)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the twelve-month period ended August 31, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 31, 2022 that the Company expects to have a material impact on its consolidated financial statements.

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

Significant Judgments

For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. During fiscal year 2022, there were no revenue transactions that required significant judgement.

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

Contract Performance Liabilities

Contract performance liabilities as a result of transactions with customers primarily consist of deferred membership income, other deferred income, deferred gift card revenue, Platinum points programs, and liabilities related to co-branded credit card points rewards programs that are included in deferred income and other accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table provides these contract balances from transactions with customers as of the dates listed (in thousands):

	Contract Liabilities
	August 31, 2022	August 31, 2021
Deferred membership income	$28,000	$25,951
Other contract performance liabilities	$10,473	$7,871

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2022	August 31, 2021	August 31, 2020
Foods & Sundries	$1,947,734	$1,736,509	$1,656,682
Fresh Foods	1,145,920	1,003,694	912,325
Hardlines	443,311	409,644	345,051
Softlines	227,371	175,505	147,085
Other Business	180,481	140,090	130,619
Net Merchandise Sales	$3,944,817	$3,465,442	$3,191,762

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

Property and equipment consist of the following (in thousands):

	August 31,	August 31,
	2022	2021
Land	$224,278	$216,703
Building and improvements	592,749	533,802
Fixtures and equipment	343,859	315,391
Construction in progress	42,602	68,835
Total property and equipment, historical cost	1,203,488	1,134,731
Less: accumulated depreciation	(446,247)	(404,527)
Property and equipment, net	$757,241	$730,204

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2022	2021	2020
Depreciation expense, Property and equipment	$66,255	$62,579	$58,815
Amortization expense, Intangible assets	1,613	2,404	2,410
Total depreciation and amortization expense	$67,868	$64,983	$61,225

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

Total interest capitalized (in thousands):

	Balance as of
	August 31,	August 31,
	2022	2021
Total interest capitalized	$12,934	$13,175

Total interest capitalized (in thousands):

	Years Ended August 31,
	2022	2021	2020
Interest capitalized	$1,263	$2,282	$2,190

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of asset disposal activity for fiscal years 2022, 2021 and 2020 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Loss recognized
Fiscal Year 2022	$12,785	$11,327	$193	$(1,265)
Fiscal Year 2021	$10,946	$9,534	$385	$(1,027)
Fiscal Year 2020	$5,115	$4,640	$32	$(443)

The Company also recorded within accounts payable and other accrued expenses approximately $2.2 million and $0.9 million, respectively, as of August 31, 2022 and $1.2 million and $2.3 million, respectively, as of August 31, 2021 of liabilities related to the acquisition and/or construction of property and equipment.

NOTE 5 – EARNINGS PER SHARE

The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) issued pursuant to the 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance metric is achieved. At the time the Compensation Committee confirms the performance metric has been achieved, the corresponding dividend equivalents are paid on the PSUs. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Years Ended August 31,
	2022	2021	2020
Net income attributable to PriceSmart, Inc.	$104,534	$97,963	$78,109
Less: Allocation of income to unvested stockholders	(1,245)	(1,282)	(842)
Net income attributable to PriceSmart, Inc. available for distribution	$103,289	$96,681	$77,267
Basic weighted average shares outstanding	30,591	30,403	30,259
Add dilutive effect of performance stock units (two-class method)	9	—	—
Diluted average shares outstanding	30,600	30,403	30,259
Basic net income per share	$3.38	$3.18	$2.55
Diluted net income per share	$3.38	$3.18	$2.55

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2022, 2021 and 2020:

		First Payment			Second Payment

Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
2/6/2020	$0.70	2/15/2020	2/28/2020	$0.35	8/15/2020	8/31/2020	$0.35

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the changes in each component of other comprehensive loss, net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Ending balance, August 31, 2019	$(144,339)	$20	$(144,319)
Foreign currency translation adjustments	(29,413)	114	(29,299)
Defined benefit pension plans (1)	(79)	—	(79)
Derivative Instruments (2)	(5,803)	—	(5,803)
Amounts reclassified from accumulated other comprehensive loss	2,814	—	2,814
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(7,837)	117	(7,720)
Defined benefit pension plans (1)	(230)	—	(230)
Derivative Instruments (2)	2,252	—	2,252
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(19,034)	3	(19,031)
Defined benefit pension plans (1)	(341)	—	(341)
Derivative Instruments (2)	6,170	—	6,170
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Sale of Aeropost	—	(254)	(254)
Ending balance, August 31, 2022	$(195,586)	$—	$(195,586)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries that cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31,	August 31,
	2022	2021
Retained earnings not available for distribution	$8,648	$8,022

NOTE 7 – POST EMPLOYMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes incremental nondiscretionary contributions to the 401(k) plan to the employees who defer up to 2% of their salary. Employer contributions to the 401(k) plan for the Company's U.S. employees were $2.9 million, $2.6 million and $2.2 million during fiscal years 2022, 2021 and 2020, respectively.

PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes nondiscretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $3.6 million, $3.0 million and $3.1 million during fiscal years 2022, 2021 and 2020, respectively.

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

The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2022 and 2021 and consolidated statements of income for the fiscal years ended August 31, 2022, 2021 and 2020 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2022	2021	2022	2021		2022	2021	2020
Start of period	$(2,298)	$(1,805)	$897	$747		$—	$—	$—
Service cost	(205)	(184)	—	—		315	229	177
Interest cost	(129)	(104)	—	—		129	104	101
Prior service cost (including amortization)	—	—	(36)	(55)		36	55	55
Actuarial gains/(losses)	(344)	(205)	344	205		92	72	38
Totals	$(2,976)	$(2,298)	$1,205	$897	(1)	$572	$460	$371

(1)The Company has recorded a deferred tax asset of $377,000 and $282,000 as of August 31, 2022 and 2021, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $(829,000) and $(615,000) as of August 31, 2022 and 2021, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2022	2021
Discount rate	3.5% to 6.4%	3.5% to 7.5%
Future salary escalation	3.0% to 4.5%	3.0% to 4.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	6.7% to 15.0%	8.3% to 15.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 6.6%	0.5% to 6.6%

For the fiscal year ending August 31, 2023, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive loss (in thousands):

Prior service cost	$26
Actuarial gain/loss	152
$178

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

The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2020
Other Post Employment Plans	$522	$544	$4,567	$4,352	$4,382	$3,909	$1,423	$1,447	$1,250

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

The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2022	August 31,	August 31,
	(including shares originally authorized for issuance under prior plans)	2022	2021
2013 Plan	1,567,923	549,319	705,924

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2022, 2021 and 2020 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2022	2021	2020
Restricted stock awards	$9,378	$11,010	$8,747
Restricted stock units	3,519	3,939	3,011
Performance-based restricted stock units	3,906	3,475	2,059
Stock-based compensation expense	$16,803	$18,424	$13,817

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31,	August 31,	August 31,
	2022	2021	2020
Remaining unrecognized compensation cost (in thousands)	$18,478	$16,349	$21,720
Weighted average period of time over which this cost will be recognized (years)	2	2	3

	Years Ended August 31,
	2022	2021	2020
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$(2,259)	$(778)	$(936)

The restricted stock awards and units generally vest over a three-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards, restricted stock units, and performance-based restricted stock units activity for the twelve-months ended August 31, 2022, 2021 and 2020 was as follows:

	Years Ended
	August 31,	August 31,	August 31,
	2022	2021	2020
Grants outstanding at beginning of period	375,622	415,869	362,826
Granted	261,204	166,160	266,759
Forfeited	(16,184)	(12,436)	(43,198)
Vested	(258,820)	(193,971)	(170,518)
Grants outstanding at end of period	361,822	375,622	415,869

The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2022, 2021 and 2020:

	Years Ended
	August 31,	August 31,	August 31,
Weighted Average Grant Date Fair Value	2022	2021	2020
RSAs, RSUs, and PSUs granted	$76.85	$79.02	$64.57
RSAs, RSUs, and PSUs vested	$72.69	$70.03	$72.82
RSAs, RSUs, and PSUs forfeited	$69.70	$70.56	$76.81

The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31,	August 31,	August 31,
	2022	2021	2020
Total fair market value of restricted stock awards and units vested (in thousands)	$18,422	$17,478	$10,914

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

The following table summarizes the shares repurchased during fiscal years 2022, 2021 and 2020:

	Years Ended
	August 31,	August 31,	August 31,
	2022	2021	2020
Shares repurchased	88,415	62,282	56,503
Cost of repurchase of shares (in thousands)	$6,259	$5,542	$3,651

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31,	August 31,	August 31,
	2022	2021	2020
Reissued treasury shares	8,314	96,400	234,370

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

On August 5, 2022, PriceSmart received notice from Click USA Inc. and Aeropost, Inc. alleging that PriceSmart had breached certain provisions of a Stock Purchase Agreement between PriceSmart and Click USA, Inc. dated October 1, 2021, concerning the sale of Aeropost, Inc. to Click USA Inc. In this notice, Click USA Inc. and Aeropost, Inc. allege that PriceSmart made inaccurate or incomplete representations and warranties relating to Aeropost, Inc.’s cyber security and the condition of its IT systems in connection with the sale. Click USA Inc. and Aeropost, Inc. further asserted that, in or around April 2022, Aeropost, Inc. suffered cyberattacks, and they seek to hold PriceSmart liable for some amount of damages due to alleged losses directly relating to the cyber-attacks as well as due to possible third-party claims as a result of the cyber-attacks. The notice suggested that aggregate losses attributable to these losses and future claims could exceed $3,000,000. Per the express terms of the agreement, the maximum amount of all losses for which PriceSmart may be liable for claims arising out of allegations concerning the above-referenced representations and warranties is $4,000,000. PriceSmart intends to vigorously defend itself and, as such, we have concluded that a loss related to this matter is not probable and any potential loss is not reasonably estimable; therefore, we have not accrued a liability for this matter.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2022 and 2021, the Company has recorded within other accrued expenses a total of $1.1 million and $1.8 million, respectively, for various non-income tax related tax contingencies.

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

The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2022 and August 31, 2021, the Company had approximately $16.5 million and $16.2 million, respectively, in contractual obligations for construction services not yet rendered.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2022, the Company had entered into four land purchase agreements that (three for new warehouse clubs and one for a new produce distribution center), if completed, would result in the use of approximately $13.5 million in cash.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2022	2021	2020
United States	$55,667	$33,818	$24,771
Foreign	100,754	113,368	91,269
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$156,421	$147,186	$116,040

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2022	2021	2020
Current:
U.S. tax expense	$20,824	$16,904	$10,046
Foreign tax expense	34,334	35,918	31,122
Total	$55,158	$52,822	$41,168
Deferred:
U.S. tax benefit	$(11,894)	$(10,212)	$(5,945)
U.S. valuation allowance change	11,823	9,777	5,570
Foreign tax benefit	(3,259)	(3,125)	(3,157)
Foreign valuation allowance change	30	(293)	128
Total	$(3,300)	$(3,853)	$(3,404)
Provision for income taxes	$51,858	$48,969	$37,764

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2022	2021	2020
Federal tax provision at statutory rates	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.2	0.1	0.1
Differences in foreign tax rates	7.1	6.9	9.7
Permanent items and other adjustments	(2.6)	(2.2)	(4.4)
Increase in valuation allowance	7.5	7.5	6.1
Provision for income taxes	33.2%	33.3%	32.5%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Significant components of the Company’s deferred tax assets as of August 31, 2022 and 2021 are shown below (in thousands):

	August 31,
	2022	2021
Deferred tax assets:
U.S. net operating loss carryforward	$—	$2,866
Foreign tax credits	32,322	22,420
Deferred compensation	1,782	2,334
U.S. timing differences	7,746	3,759
Foreign net operating losses	5,026	5,051
Foreign timing differences:
Accrued expenses and other timing differences	9,937	7,636
Depreciation and amortization	13,019	10,498
Deferred income	7,749	6,422
Gross deferred tax assets	77,581	60,986
U.S. deferred tax liabilities (depreciation and other timing differences)	(2,273)	(4,083)
Foreign deferred tax liabilities netted against deferred tax assets	(8,697)	(5,753)
U.S. valuation allowance	(33,824)	(22,523)
Foreign valuation allowance	(4,432)	(4,402)
Net deferred tax assets	$28,355	$24,225

For fiscal 2022, the effective tax rate was 33.2%. The decrease in the effective rate versus the prior year was primarily attributable to the comparably favorable impact of 0.4% resulting from the effect of the change in foreign currency value and related adjustments.

For fiscal 2022, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $22.6 million and $19.5 million as of August 31, 2022 and 2021, respectively.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2022 and 2021 the undistributed earnings of these foreign subsidiaries are approximately $335.5 million and $254.5 million, respectively.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2022	2021	2020
Balance at beginning of fiscal year	$3,911	$4,573	$6,490
Gross increase - tax positions in prior period	264	135	464
Gross decrease - tax positions in prior period	—	(306)	—
Additions based on tax positions related to the current year	1,356	333	186
Expiration of the statute of limitations for the assessment of taxes	(490)	(824)	(2,567)
Balance at end of fiscal year	$5,041	$3,911	$4,573

As of August 31, 2022, the liability for income taxes associated with unrecognized tax benefits was $5.0 million and can be reduced by $1.5 million of tax benefits recorded as deferred tax assets and liabilities. The total $5.0 million unrecognized tax benefit includes $400,000 of associated timing adjustments. The net amount of $4.6 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2022 and 2021, the Company had accrued an additional $1.5 million and $1.6 million, respectively, for the payment of interest and penalties related to the above-mentioned unrecognized tax benefits.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2022 could result in a total income tax benefit amounting up to $800,000.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions. Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.0 million as of August 31, 2022 and August 31, 2021, respectively, and deferred tax assets of $3.5 million and $3.3 million as of August 31, 2022 and August 31, 2021, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2005, 2007, 2011* to 2017*, 2018 to the present
California (U.S.) (state return)	2005 and 2018 to the present
Florida (U.S.) (state return)	2011* to 2018*, 2019 to the present
Aruba	2017 to the present
Barbados	2016 to the present
Costa Rica	2011 to 2012, 2015 to 2016, 2018 to the present
Colombia	2016 to the present
Dominican Republic	2011 to 2012, 2016, 2019 to the present
El Salvador	2019 to the present
Guatemala	2012 to 2013, 2017 the present
Honduras	2017 to the present
Jamaica	2016 to the present
Mexico	2017 to the present
Nicaragua	2018 to the present
Panama	2018 to the present
Trinidad	2016 to the present
U.S. Virgin Islands	2001 to the present
Spain	2019 to the present
Chile	2019* to the present
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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
August 31, 2022 - Committed	$75,000	—	73	74,927	—%
August 31, 2022 - Uncommitted	91,000	10,608	—	80,392	5.3
August 31, 2022 - Total	$166,000	$10,608	$73	$155,319	5.3%

August 31, 2021 - Committed	$40,000	—	97	39,903	—%
August 31, 2021 - Uncommitted	91,000	—	—	91,000	—
August 31, 2021 - Total	$131,000	$—	$97	$130,903	—%

As of August 31, 2022 and August 31, 2021, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

The following table provides the changes in long-term debt for the twelve months ended August 31, 2022:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2020	$19,437	$112,610	$132,047	(1)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	2,736	14,829	17,565
Repayments of long-term debt:	(5,168)	(14,825)	(19,993)
Reclassifications of long-term debt due in the next 12 months	2,368	(2,368)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	22	(136)	(114)
Balances as of August 31, 2021	19,395	110,110	129,505	(2)
Proceeds from long-term debt received during the period:
Guatemala subsidiary	—	4,204	4,204
Trinidad subsidiary	4,924	21,505	26,429
Total proceeds from long-term debt received during the period	4,924	25,709	30,633
Repayments of long-term debt:	(8,110)	(14,587)	(22,697)
Reclassifications of long-term debt due in the next 12 months	17,618	(17,618)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	(112)	(58)	(170)
Balances as of August 31, 2022	$33,715	$103,556	$137,271	(4)

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

(4)The carrying amount on non-cash assets assigned as collateral for these loans was $155.6 million. The carrying amount on cash assets assigned as collateral for these loans was $5.3 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the long-term loans entered into by the Company:

	August 31,	August 31,
	2022	2021
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$33,853	$38,531
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	39,969	42,744
Unswapped loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	63,449	48,230
Total long-term debt	137,271	129,505
Less: current portion	33,715	19,395
Long-term debt, net of current portion	$103,556	$110,110

As of August 31, 2022 and August 31, 2021, the Company had approximately $110.7 million and $103.4 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods. The net increase in long-term debt during the twelve months ended August 31, 2022 is primarily attributable to a loan entered into by the Company’s Trinidad subsidiary, whereby it received $25.0 million in U.S. dollars, which it will pay back in Trinidad dollars (using a conversion rate fixed upon initial disbursement) over the four year life of the loan.

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2023	$33,715
2024	18,788
2025	33,524
2026	15,496
2027	29,748
Thereafter	6,000
Total	$137,271

NOTE 12 – LEASES

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2022, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease right of use (“ROU”) assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option or if an economic penalty may be incurred if the option is not exercised. The initial lease term of the Company’s operating leases range from two years to 30 years.

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

The following table is a summary of the Company’s components of total lease costs for fiscal year 2022 and 2021 (in thousands):

	Years Ended August 31,
	2022	2021
Operating lease cost	$15,632	$17,724
Short-term lease cost	49	167
Variable lease cost	4,376	4,410
Sublease income	(180)	(891)
Total lease costs	$19,877	$21,410

The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2022 and August 31, 2021 were as follows:

	Years Ended August 31,
	2022	2021
Weighted average remaining lease term in years	18.3	18.3
Weighted average discount rate percentage	6.7%	6.7%

Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years Ended August 31,
	2022	2021
Operating cash flows paid for operating leases	$14,885	$16,420

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Leased
Years Ended August 31,	Locations
2023	$14,936
2024	14,040
2025	14,012
2026	12,508
2027	10,314
Thereafter	161,563
Total future lease payments	227,373
Less imputed interest	(101,386)
Total operating lease liabilities	$125,987

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

As of August 31, 2022, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has cash flow hedge accounting transactions as of August 31, 2022:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June, and September, beginning on March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Colombia subsidiary	24-Sep-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	Variable rate 3-month Libor plus 2.50%	7.09%	24th day of each December, March, June and September beginning December 24, 2019	September 24, 2019 - September 26, 2022
Panama subsidiary	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
Honduras subsidiary	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2023
PriceSmart, Inc.	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

For the twelve-month periods ended August 31, 2022, 2021 and 2020 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the year ended August 31, 2022	$2,577	$3,234	$5,811
Interest expense for the year ended August 31, 2021	$2,619	$3,655	$6,274
Interest expense for the year ended August 31, 2020	$4,045	$2,416	$6,461

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	August 31,	August 31,
Floating Rate Payer (Swap Counterparty)	2022	2021
Union Bank	$31,344	$32,619
Citibank N.A.	66,353	51,032
Scotiabank	8,625	10,125
Total	$106,322	$93,776

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		August 31, 2022			August 31, 2021
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$2,736	$(348)	$2,388	$—	$—	$—
Cross-currency interest rate swaps	Other non-current assets	10,289	(4,559)	5,730	2,464	(741)	1,723
Cross-currency interest rate swaps	Other current liabilities	(82)	25	(57)	—	—	—
Interest rate swaps	Other non-current assets	1,596	(6)	1,590	—	—	—
Interest rate swaps	Other long-term liabilities	—	—	—	(2,305)	535	(1,770)
Cross-currency interest rate swaps	Other long-term liabilities	—	—	—	(705)	212	(493)
Net fair value of derivatives designated as hedging instruments		$14,539	$(4,888)	$9,651	$(546)	$6	$(540)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of August 31, 2022:

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	30-Aug-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$1,500	11-Jan-23	August 30, 2022 - January 11, 2023
Colombia	17-Aug-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$1,500	30-Dec-22	August 17, 2022 - December 30, 2022

Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the twelve months ended August 31 2022, 2021, and 2020.

Other Instruments

Other derivatives not designated as hedging instruments consist primarily of written call options in which the Company receives a premium that it uses to reduce the costs associated with its hedging activities. As of August 31, 2022, the Company has settled its outstanding call options and does not have any other contracts not designated as hedging instruments.

For the twelve-month periods ended August 31, 2022, 2021, and 2020, the Company included in its consolidated statements of income the loss of its other non-designated derivative contracts as follows (in thousands):

	Years, Ended August 31
Income Statement Classification	2022	2021	2020
Other expense, net	$—	$—	$(912)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $927,000, $1.4 million, and $1.5 million in rental income for this space during the fiscal years ended 2022, 2021 and 2020. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.1 million for products purchased from this entity for each of the fiscal years ended August 31, 2022, 2021 and 2020, respectively.

Relationships with Price Family Charitable Organizations: During the years ended August 31, 2022, 2021 and 2020, the Company sold approximately $438,000, $1.6 million, and $525,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director and the Chief Executive Officer of the Company, serves as an independent director of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a independent director of the Board of the Price Philanthropies Foundation. David Price, a director, and Vice President – Omnichannel Initiatives & Social and Environmental Responsibility of the Company, serves as an independent director of the Board of the Price Philanthropies Foundation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama, entered by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was recently renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $149,000 in rent expense for the fiscal year ended August 31, 2022 and $149,800 in rent expense for each of the fiscal years ended August 31, 2021 and August 31, 2020.

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was recently renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $149,000 in rent expense for the fiscal year ended August 31, 2022, and $149,800 in rent expense for each of the fiscal years ended August 31, 2021 and August 31, 2020.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2022 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(72)	$6,946	$99	$7,045
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	159	3,588	785	4,373
Total		$6,809	$3,638	$87	$10,534	$884	$11,418

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2022	2021
Current assets	$1,839	$1,728
Noncurrent assets	$10,109	$10,253
Current liabilities	$175	$151
Noncurrent liabilities	$8	$8

	Years Ended August 31,
	2022	2021	2020
PriceSmart’s share of the net loss of unconsolidated affiliates	$(10)	$(58)	$(95)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Year Ended August 31, 2022
Revenue from external customers	$48,716	$2,382,163	$1,156,607	$478,607	$—	$4,066,093
Intersegment revenues	1,492,648	22,119	5,857	3,600	(1,524,224)	—
Depreciation, Property and equipment	4,719	34,155	17,061	10,320	—	66,255
Amortization, Intangibles	1,613	—	—	—	—	1,613
Operating income (loss)	23,364	171,119	79,022	22,526	(128,965)	167,066
Interest income from external sources	147	1,115	863	76	—	2,201
Interest income from intersegment sources	1,789	1,954	255	—	(3,998)	—
Interest expense from external sources	1,225	3,107	2,163	3,116	—	9,611
Interest expense from intersegment sources	27	1,187	1,821	899	(3,934)	—
Provision for income taxes	19,629	23,396	8,106	727	—	51,858
Net income attributable to PriceSmart, Inc.	8,292	144,159	62,799	18,268	(128,984)	104,534
Long-lived assets (other than deferred tax assets)	70,978	498,204	218,021	175,194	—	962,397
Intangibles, net	765	—	—	—	—	765
Goodwill	8,981	24,250	10,072	—	—	43,303
Investment in unconsolidated affiliates	—	10,534	—	—	—	10,534
Total assets	230,411	867,898	474,411	235,680	—	1,808,400
Capital expenditures, net	5,119	46,959	36,610	33,654	—	122,342

Year Ended August 31, 2021
Revenue from external customers	$88,397	$2,105,856	$1,004,793	$420,825	$—	$3,619,871
Intersegment revenues	1,280,236	17,861	5,087	3,869	(1,307,053)	—
Depreciation, Property and equipment	6,970	31,319	15,432	8,858	—	62,579
Amortization, Intangibles	2,404	—	—	—	—	2,404
Operating income (loss)	12,687	151,933	74,769	21,932	(103,301)	158,020
Interest income from external sources	13	878	985	103	—	1,979
Interest income from intersegment sources	2,130	2,393	483	—	(5,006)	—
Interest expense from external sources	1,606	2,831	427	2,346	—	7,210
Interest expense from intersegment sources	34	1,286	2,647	298	(4,265)	—
Provision for income taxes	15,919	22,661	8,006	2,383	—	48,969
Net income (loss) attributable to PriceSmart, Inc.	(4,777)	127,879	61,025	17,333	(103,497)	97,963
Long-lived assets (other than deferred tax assets)	79,404	490,099	197,030	164,970	—	931,503
Intangibles, net	7,762	—	—	—	—	7,762
Goodwill	10,695	24,332	10,068	—	—	45,095
Investment in unconsolidated affiliates	—	10,544	—	—	—	10,544
Total assets	246,896	795,940	434,428	228,526	—	1,705,790
Capital expenditures, net	9,061	45,524	23,342	28,181	—	106,108

Year Ended August 31, 2020
Revenue from external customers	$73,703	$1,895,857	$993,657	$365,971	$—	$3,329,188
Intersegment revenues	1,148,004	16,524	4,909	2,723	(1,172,160)	—
Depreciation, Property and equipment	6,888	29,312	15,441	7,174	—	58,815
Amortization, Intangibles	2,410	—	—	—	—	2,410
Operating income (loss)	3,873	125,351	57,217	18,071	(82,044)	122,468
Interest income from external sources	7	612	749	663	—	2,031
Interest income from intersegment sources	2,065	2,566	431	—	(5,062)	—
Interest expense from external sources	1,890	3,425	310	2,000	—	7,625
Interest expense from intersegment sources	39	1,547	2,258	561	(4,405)	—
Provision for income taxes	10,106	20,001	6,416	1,241	—	37,764
Net income (loss) attributable to PriceSmart, Inc.	(7,578)	103,697	50,553	13,554	(82,117)	78,109
Long-lived assets (other than deferred tax assets)	81,008	475,744	177,166	146,862	—	880,780
Intangibles, net	10,166	—	—	—	—	10,166
Goodwill	10,696	24,418	10,092	—	—	45,206
Investment in unconsolidated affiliates	—	10,602	—	—	—	10,602
Total assets	272,190	741,523	395,244	247,868	—	1,656,825
Capital expenditures, net	6,072	48,150	14,460	35,565	—	104,247

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2022 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

On September 26, 2022, the Company’s Colombia subsidiary entered into a fixed-to-fixed cross-currency interest rate swap on an existing U.S. Dollar-denominated loan wherein the Company will pay interest of 10.35% on 56.0 billion Colombian pesos and receive interest of 3.00% on $12.5 million U.S. dollars. The swap is designated as a cash flow hedge.

On October 3, 2022, the Company’s Guatemala subsidiary received a disbursement of 97.5 million Guatemalan quetzals, or approximately $12.4 million in U.S. dollars, on a loan originally entered into in October 2021.

ADDITIONAL INFORMATION

Corporate Offices

9740 Scranton Road

San Diego, CA 92121

(858) 404-8800

Stock Exchange Listing

NASDAQ Global Select Market

Stock Symbol: PSMT

Annual Meeting

Friday, February 3, 2023 at 10:00 AM

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