Form 10-Q
period 2022-11-30
PRICESMART INC
filed 2023-01-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

The registrant had 31,050,917 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2022

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of November 30, 2022 and the consolidated balance sheet as of August 31, 2022, the unaudited consolidated statements of income for the three months ended November 30, 2022 and 2021, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2022 and 2021, the unaudited consolidated statements of equity for the three months ended November 30, 2022 and 2021, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2022 and 2021 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2022	August 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$267,944	$237,710
Short-term restricted cash	2,873	3,013
Short-term investments	8,920	11,160
Receivables, net of allowance for doubtful accounts of $119 as of November 30, 2022 and $103 as of August 31, 2022, respectively	18,757	13,391
Merchandise inventories	510,060	464,411
Prepaid expenses and other current assets (includes $194 and $2,761 as of November 30, 2022 and August 31, 2022, respectively, for the fair value of derivative instruments)	44,731	43,894
Total current assets	853,285	773,579
Long-term restricted cash	10,871	10,650
Property and equipment, net	756,663	757,241
Operating lease right-of-use assets, net	108,762	111,810
Goodwill	43,173	43,303
Deferred tax assets	27,427	28,355
Other non-current assets (includes $15,986 and $11,884 as of November 30, 2022 and August 31, 2022, respectively, for the fair value of derivative instruments)	77,242	72,928
Investment in unconsolidated affiliates	10,497	10,534
Total Assets	$1,887,920	$1,808,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$11,050	$10,608
Accounts payable	446,572	408,407
Accrued salaries and benefits	33,693	44,097
Deferred income	29,609	29,228
Income taxes payable	9,617	7,243
Other accrued expenses and other current liabilities	40,388	38,667
Operating lease liabilities, current portion	7,349	7,491
Long-term debt, current portion	33,280	33,715
Total current liabilities	611,558	579,456
Deferred tax liability	1,877	2,165
Long-term income taxes payable, net of current portion	5,036	5,215
Long-term operating lease liabilities	115,808	118,496
Long-term debt, net of current portion	118,505	103,556
Other long-term liabilities (includes $8,772 and $8,440 for post-employment plans as of November 30, 2022 and August 31, 2022, respectively)	8,773	8,439
Total Liabilities	861,557	817,327

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,857,969 and 31,697,590 shares issued and 31,050,917 and 30,904,826 shares outstanding (net of treasury shares) as of November 30, 2022 and August 31, 2022, respectively	3	3
Additional paid-in capital	485,096	481,406
Accumulated other comprehensive loss	(196,137)	(195,586)
Retained earnings	769,799	736,894
Less: treasury stock at cost, 807,052 shares as of November 30, 2022 and 792,764 shares as of August 31, 2022	(32,398)	(31,644)
Total Stockholders' Equity	1,026,363	991,073
Total Liabilities and Equity	$1,887,920	$1,808,400

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,	November 30,
	2022	2021
Revenues:
Net merchandise sales	$1,025,463	$944,043
Export sales	10,458	10,534
Membership income	15,895	14,791
Other revenue and income	2,990	5,988
Total revenues	1,054,806	975,356
Operating expenses:
Cost of goods sold:
Net merchandise sales	859,068	793,193
Export sales	9,989	10,067
Non-merchandise	—	1,809
Selling, general and administrative:
Warehouse club and other operations	96,892	91,196
General and administrative	33,172	31,693
Pre-opening expenses	—	970
Loss on disposal of assets	158	411
Total operating expenses	999,279	929,339
Operating income	55,527	46,017
Other income (expense):
Interest income	1,157	518
Interest expense	(2,749)	(1,590)
Other income (expense), net	(4,566)	1,409
Total other income (expense)	(6,158)	337
Income before provision for income taxes and loss of unconsolidated affiliates	49,369	46,354
Provision for income taxes	(16,426)	(15,814)
Loss of unconsolidated affiliates	(38)	(10)
Net income	32,905	30,530
Less: net income attributable to noncontrolling interest	—	(19)
Net income attributable to PriceSmart, Inc.	$32,905	$30,511
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$1.05	$0.98
Diluted	$1.05	$0.98
Shares used in per share computations:
Basic	30,713	30,551
Diluted	30,719	30,603

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2022	2021
Net income	$32,905	$30,530
Less: net income attributable to noncontrolling interest	—	(19)
Net income attributable to PriceSmart, Inc.	$32,905	$30,511

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(885)	(8,131)
Defined benefit pension plan:
Net gain/(loss) arising during period	(28)	17
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	37	34
Total defined benefit pension plan	9	51
Derivative instruments: (2)
Unrealized losses on change in derivative obligations	(695)	(1,301)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(1,716)	3,250
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	2,736	—
Total derivative instruments	325	1,949
Other comprehensive loss	(551)	(6,131)
Comprehensive income	32,354	24,380
Less: comprehensive income attributable to noncontrolling interest	—	3
Comprehensive income attributable to PriceSmart, Inc.	$32,354	$24,377

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

(2)See Note 8 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
								Total
				Accumulated				Stockholders'
			Additional	Other				Equity
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Attributable to	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	PriceSmart, Inc.	Interest	Equity
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	32	(2,433)	(2,433)	—	(2,433)
Issuance of treasury stock	(9)	—	(699)	—	—	(9)	699	—	—	—
Issuance of restricted stock award	140	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,567	—	—	—	—	4,567	—	4,567
Net income	—	—	—	—	30,511	—	—	30,511	19	30,530
Other comprehensive income (loss)	—	—	—	(6,131)	—	—	—	(6,131)	3	(6,128)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at November 30, 2021	31,598	$3	$469,170	$(188,639)	$689,430	736	$(27,818)	$942,146	$—	$942,146

Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073	$—	$991,073
Purchase of treasury stock	—	—	—	—	—	21	(1,300)	(1,300)	—	(1,300)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—	—	—
Issuance of restricted stock award	174	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,236	—	—	—	—	4,236	—	4,236
Net income	—	—	—	—	32,905	—	—	32,905	—	32,905
Other comprehensive loss	—	—	—	(551)	—	—	—	(551)	—	(551)
Balance at November 30, 2022	31,858	$3	$485,096	$(196,137)	$769,799	807	$(32,398)	$1,026,363	$—	$1,026,363

See accompanying notes

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30,	November 30,
	2022	2021
Operating Activities:
Net income	$32,905	$30,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,568	15,603
Allowance for doubtful accounts	16	2
Loss on sale of property and equipment	158	411
Deferred income taxes	358	654
Equity in losses of unconsolidated affiliates	38	10
Stock-based compensation	4,236	4,567
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(15,856)	(27,108)
Merchandise inventories	(45,649)	(111,062)
Accounts payable	36,689	73,054
Net cash provided by (used in) operating activities	30,463	(13,339)
Investing Activities:
Proceeds from the disposal of Aeropost, net of divested cash	—	4,959
Additions to property and equipment	(23,944)	(29,729)
Purchases of short-term investments	—	(4,310)
Proceeds from settlements of short-term investments	2,230	15,488
Proceeds from settlements of long-term investments	—	1,486
Proceeds from disposal of property and equipment	221	56
Net cash used in investing activities	(21,493)	(12,050)
Financing Activities:
Proceeds from long-term bank borrowings	19,914	4,204
Repayment of long-term bank borrowings	(5,113)	(6,126)
Proceeds from short-term bank borrowings	1,218	10,041
Repayment of short-term bank borrowings	—	(4,488)
Purchase of treasury stock	(1,300)	(2,433)
Net cash provided by financing activities	14,719	1,198
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6,626	1,312
Net increase (decrease) in cash, cash equivalents	30,315	(22,879)
Cash, cash equivalents and restricted cash at beginning of period	251,373	215,479
Cash, cash equivalents and restricted cash at end of period	$281,688	$192,600

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$4,606	$5,772

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(UNAUDITED—AMOUNTS IN THOUSANDS)

The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30,	November 30,
	2022	2021
Cash and cash equivalents	$267,944	$176,072
Short-term restricted cash	2,873	4,165
Long-term restricted cash	$10,871	$12,363
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$281,688	$192,600

See accompanying notes.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2022

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart,” the “Company,” or "we") business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of November 30, 2022, the Company had 50 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala, four in Trinidad; three in Honduras; two each in El Salvador, Jamaica, and Nicaragua; and one each in Aruba, Barbados, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company plans to open a warehouse club in San Miguel, El Salvador in the spring of 2023 and a warehouse club in Medellín, Colombia in the summer of 2023. Once these two new clubs are open, the Company will operate 52 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean, and Colombia.

PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:

1.Expand Real Estate Footprint with New Clubs and Distribution Facilities;

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “2022 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of November 30, 2022 are listed below:

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

Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30,	August 31,
	2022	2022
Short-term restricted cash	$2,873	$3,013
Long-term restricted cash	10,871	10,650
Total restricted cash(1)	$13,744	$13,663

(1)Restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $8.4 million with a few of its lenders as compensating balances for several U.S. dollar denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.

Short-Term Investments – The Company considers as short-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.

Long-Term Investments – The Company considers as long-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.

Goodwill – Goodwill totaled $43.2 million as of November 30, 2022 and $43.3 million as of August 31, 2022. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.2 million and $11.0 million and deferred tax assets of $3.7 million and $3.5 million as of November 30, 2022 and August 31, 2022, respectively, in these countries. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30,	August 31,
	2022	2022
Prepaid expenses and other current assets	$3,523	$3,890
Other non-current assets	34,443	32,460
Total amount of VAT receivables reported	$37,966	$36,350

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30,	August 31,
	2022	2022
Prepaid expenses and other current assets	$13,496	$12,077
Other non-current assets	20,721	19,985
Total amount of income tax receivables reported	$34,217	$32,062

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

The Company measures Right-of-use (“ROU”) assets based on the corresponding lease liabilities, adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date (net of lease incentives). The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and the related lease liability and are recognized as lease expense is incurred. The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the three months ended November 30, 2022, the Company reissued approximately 7,000 treasury shares.

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

The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2022 Annual Report on Form 10-K.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2022 and August 31, 2022.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the marketplace and casillero operations, which were disposed of in the first quarter of fiscal year 2022, the Company included the costs of external and internal shipping, handling and other direct costs incurred to provide delivery, insurance and customs processing services in cost of goods sold, non-merchandise.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three months ended November 30, 2022 and 2021 (in thousands):

	Three Months Ended
	November 30,	November 30,
	2022	2021
Effect on other comprehensive loss due to foreign currency translation	$(885)	$(8,131)

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

	Three Months Ended
	November 30,	November 30,
	2022	2021
Currency loss	$(4,503)	$(1,864)

Recent Accounting Pronouncements

  There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the three-month period ended November 30, 2022, and there were no new accounting standards or pronouncements that were issued but not yet effective as of November 30, 2022 that the Company expects to have a material impact on its consolidated financial statements.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Non-merchandise Sales. Until the disposal of Aeropost in the first quarter of fiscal 2022, the Company recognized non merchandise revenue, net of sales taxes, on transactions where the Company had determined that it was the agent in the transaction. These transactions primarily consisted of contracts the Company entered into with its customers to provide delivery, insurance and customs processing services for products its customers purchased online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s marketplace site. Revenue was recognized when the Company’s performance obligations were completed (that is when delivery of the items have been made to the destination point) and was recorded in “non-merchandise revenue” on the consolidated statements of income. Prepayment for orders for which the Company had not fulfilled its performance obligation were recorded as deferred income. Additionally, the Company recorded revenue at the net amounts retained, i.e., the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company was acting as an agent and was not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Contract Liabilities
	November 30, 2022	August 31, 2022
Deferred membership income	$28,250	$28,000
Other contract performance liabilities	$15,387	$10,473

Disaggregated Revenues

In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2022	November 30, 2021
Foods & Sundries	$511,894	$470,950
Fresh Foods	295,288	269,677
Hardlines	115,594	111,936
Softlines	54,420	50,474
Other Business	48,267	41,006
Net Merchandise Sales	$1,025,463	$944,043

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of net income per share for the three-months ended November 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended
	November 30,	November 30,
	2022	2021
Net income attributable to PriceSmart, Inc.	$32,905	$30,511
Less: Allocation of income to unvested stockholders	(586)	(560)
Net income attributable to PriceSmart, Inc. per share available for distribution	$32,319	$29,951
Basic weighted average shares outstanding	30,713	30,551
Add dilutive effect of performance stock units (two-class method)	6	52
Diluted average shares outstanding	30,719	30,603
Basic net income per share	$1.05	$0.98
Diluted net income per share	$1.05	$0.98

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2023. The following table summarizes the dividends declared and paid during fiscal year 2022 (amounts are per share).

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2022	$(195,586)	$—	$(195,586)
Foreign currency translation adjustments	(885)	—	(885)
Defined benefit pension plans (1)	9	—	9
Derivative instruments (2)	325	—	325
Ending balance, November 30, 2022	$(196,137)	$—	$(196,137)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(8,131)	3	(8,128)
Defined benefit pension plans (1)	51	—	51
Derivative Instruments (2)	1,949	—	1,949
Sale of Aeropost	—	(254)	(254)
Ending balance, November 30, 2021	$(188,639)	$—	$(188,639)

	Attributable to	Noncontrolling
	PriceSmart	Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(19,034)	3	(19,031)
Defined benefit pension plans (1)	(341)	—	(341)
Derivative Instruments (2)	6,170	—	6,170
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Sale of Aeropost	—	(254)	(254)
Ending balance, August 31, 2022	$(195,586)	$—	$(195,586)

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

(2)Refer to Note 8 - Derivative Instruments and Hedging Activities.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30,	August 31,
	2022	2022
Retained earnings not available for distribution	$8,750	$8,648

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 5, 2022, PriceSmart received notice from Click USA Inc. and Aeropost, Inc. alleging that PriceSmart had breached certain provisions of a Stock Purchase Agreement between PriceSmart and Click USA, Inc. dated October 1, 2021, concerning the sale of Aeropost, Inc. to Click USA Inc. In this notice, Click USA Inc. and Aeropost, Inc. allege that PriceSmart made inaccurate or incomplete representations and warranties relating to Aeropost, Inc.’s cyber security and the condition of its IT systems in connection with the sale. Click USA Inc. and Aeropost, Inc. further asserted that, in or around April 2022, Aeropost, Inc. suffered cyberattacks, and they seek to hold PriceSmart liable for some amount of damages due to alleged losses directly relating to the cyber-attacks as well as due to possible third-party claims as a result of the cyber-attacks. The notice suggested that aggregate losses attributable to these losses and future claims could exceed $3,000,000. On October 17, 2022, PriceSmart received a letter from Click USA Inc. supplementing its August 5, 2022 notice with additional information concerning Click USA Inc.’s direct losses and the existence or likelihood of third-party claims and potential related losses. Click USA Inc.’s letter estimates its total losses for direct and third-party claims at $2.9 million. Per the express terms of the agreement, the maximum amount of all losses for which PriceSmart may be liable for claims arising out of allegations concerning the above-referenced representations and warranties is $4,000,000. In its October 17, 2022 letter, Click USA Inc. notified PriceSmart of a separate and unrelated claim for breach of representations and warranties in the Stock Purchase Agreement relating to the alleged misclassification of an employee in Costa Rica. Click USA Inc. alleges that the amount of possible loss relating to this claim is approximately $300,000. PriceSmart intends to vigorously defend itself against all of Click USA Inc.’s claims and, as such, we have concluded that a loss related to this matter is not probable and any potential loss is not reasonably estimable; therefore, we have not accrued a liability for this matter.

Income Taxes – For interim reporting, we estimate an annual effective tax rate (AETR) to calculate income tax expense. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the three months ended November 30, 2022.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of November 30, 2022 and August 31, 2022, the Company has recorded within other accrued expenses a total of $1.1 million for various non-income tax related tax contingencies.

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

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.2 million and $11.0 million and deferred tax assets of $3.7 million and $3.5 million as of November 30, 2022 and August 31, 2022, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

Other Commitments

The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2022 and August 31, 2022, the Company had approximately $15.8 million and $16.5 million, respectively, in contractual obligations for construction services not yet rendered.

From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of November 30, 2022, the Company had entered into three land purchase agreements for new warehouse clubs that, if completed, would result in the use of approximately $9.7 million in cash.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2022 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(85)	$6,933	$99	$7,032
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	135	3,564	785	4,349
Total		$6,809	$3,638	$50	$10,497	$884	$11,381

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 – DEBT

Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount	Short-term	Letters of	Facilities	Weighted average
	of Facilities	Borrowings	Credit	Available	interest rate
November 30, 2022 - Committed	$75,000	—	—	75,000	—%
November 30, 2022 - Uncommitted	91,000	11,050	—	79,950	6.3
November 30, 2022 - Total	$166,000	$11,050	$—	$154,950	6.3%

August 31, 2022 - Committed	$75,000	—	73	74,927	—%
August 31, 2022 - Uncommitted	91,000	10,608	—	80,392	5.3
August 31, 2022 - Total	$166,000	$10,608	$73	$155,319	5.3%

As of November 30, 2022 and August 31, 2022, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

The following table provides the changes in long-term debt for the three months ended November 30, 2022:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2022	$33,715	$103,556	$137,271	(1)
Proceeds from long-term debt incurred during the period:
Guatemala subsidiary	—	12,454	12,454
Barbados subsidiary	—	7,460	7,460
Total proceeds from long-term debt received during the period	—	19,914	19,914
Repayments of long-term debt:	(713)	(4,400)	(5,113)
Reclassifications of long-term debt due in the next 12 months	280	(280)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(2)	(285)	(287)
Balances as of November 30, 2022	$33,280	$118,505	$151,785	(3)

(1)The carrying amount of non-cash assets assigned as collateral for these loans was $155.6 million. The carrying amount of cash assets assigned as collateral for these loans was $5.3 million.

(2)These foreign currency translation adjustments are recorded within Other comprehensive income (loss).

(3)The carrying amount of non-cash assets assigned as collateral for these loans was $179.6 million. The carrying amount of cash assets assigned as collateral for these loans was $4.9 million.

As of November 30, 2022 and August 31, 2022, the Company had approximately $113.9 million and $110.7 million, respectively, of long-term loans in several foreign subsidiaries that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2023	$33,280
2024	34,343
2025	18,302
2026	14,157
2027	34,676
Thereafter	17,027
Total	$151,785

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

As of November 30, 2022, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2022:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	26-Sep-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	3.00%	10.35%	24th day of each December, March, June and September beginning December 26, 2022	September 26, 2022 - September 24, 2024
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June, and September, beginning on March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Panama subsidiary	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
Honduras subsidiary	26-Feb-18	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$13,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.00%	9.75%	29th day of May, August, November and February beginning May 29, 2018	February 26, 2018 - February 24, 2023
PriceSmart, Inc	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 1-month Libor plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended November 30, 2022 and November 30, 2021, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2022	$1,103	$347	$1,450
Interest expense for the three months ended November 30, 2021	$557	$849	$1,406

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

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
	November 30,	August 31,
Floating Rate Payer (Swap Counterparty)	2022	2022
Union Bank	$31,025	$31,344
Citibank N.A.	65,183	66,353
Scotiabank	8,250	8,625
Total	$104,458	$106,322

Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		November 30, 2022			August 31, 2022

Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$41	$(11)	$30	$2,736	$(348)	$2,388
Cross-currency interest rate swaps	Other non-current assets	13,958	(4,885)	9,073	10,289	(4,559)	5,730
Cross-currency interest rate swaps	Other current liabilities	(15)	4	(11)	(82)	25	(57)
Interest rate swaps	Other non-current assets	2,028	(448)	1,580	1,596	(6)	1,590
Net fair value of derivatives designated as hedging instruments		$16,012	$(5,340)	$10,672	$14,539	$(4,888)	$9,651

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2022.

Subsidiary	Dates entered into	Financial Derivative (Counterparty)	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	17-Aug-22	Scotiabank Colpatria, S.A.	Forward foreign exchange contracts (USD)	$1,500	30-Dec-22	August 17, 2022 - December 30, 2022
Colombia	30-Aug-22	Citibank, N.A.	Forward foreign exchange contracts (USD)	$1,500	11-Jan-23	August 30, 2022 - January 11, 2023
Colombia	24-Oct-22	Citibank, N.A.	Forward foreign exchange contracts (USD)	$2,000	17-Feb-23	October 24, 2022 - February 17, 2023

Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three months ended November 30, 2022 and November 30, 2021.

NOTE 9 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 50 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by the Company's chief operating decision maker. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period’s presentation.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2022
Revenue from external customers	$10,458	$629,079	$307,525	$107,744	$—	$1,054,806
Intersegment revenues	407,640	6,582	1,514	705	(416,441)	—
Depreciation, Property and equipment	1,378	8,799	4,631	2,376	—	17,184
Amortization, Intangibles	384	—	—	—	—	384
Operating income (loss)	13,592	50,130	24,503	4,868	(37,566)	55,527
Net income (loss) attributable to PriceSmart, Inc.	5,825	42,006	19,284	3,356	(37,566)	32,905
Long-lived assets (other than deferred tax assets)	73,083	509,961	213,963	167,027	—	964,034
Goodwill	8,981	24,142	10,050	—	—	43,173
Total assets	238,551	924,049	492,744	232,576	—	1,887,920
Capital expenditures, net	5,491	12,244	3,401	4,283	—	25,419

Three Months Ended November 30, 2021
Revenue from external customers	$13,423	$572,065	$272,487	$117,381	$—	$975,356
Intersegment revenues	414,342	4,998	1,443	822	(421,605)	—
Depreciation, Property and equipment	465	8,300	4,018	2,364	—	15,147
Amortization, Intangibles	456	—	—	—	—	456
Operating income (loss)	6,257	43,379	19,878	6,378	(29,875)	46,017
Net income (loss) attributable to PriceSmart, Inc.	3,373	35,900	16,450	4,682	(29,894)	30,511
Long-lived assets (other than deferred tax assets)	73,321	495,517	203,042	167,762	—	939,642
Goodwill	8,981	24,313	10,038	—	—	43,332
Total assets	212,371	867,868	460,381	248,693	—	1,789,313
Capital expenditures, net	1,909	12,690	7,073	12,383	—	34,055

As of August 31, 2022
Long-lived assets (other than deferred tax assets)	$71,743	$498,204	$218,021	$175,194	$—	$963,162
Goodwill	8,981	24,250	10,072	—	—	43,303
Investment in unconsolidated affiliates	—	10,534	—	—	—	10,534
Total assets	230,411	867,898	474,411	235,680	—	1,808,400

(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.

(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date as of November 30, 2022 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

On December 9, 2022, the Company announced that Sherry Bahrambeygui will be resigning as Chief Executive Officer, effective February 3, 2023. Robert Price, a Company founder and Chairman of the Board, will become Interim Chief Executive Officer. Ms. Bahrambeygui will continue serving as a member of the Board of Directors of the Company. In connection with her departure, the Company expects to recognize a one-time pre-tax separation charge of approximately $7.7 million (reducing Earnings per share, on an after tax basis, by approximately $0.23) in the second quarter of fiscal year 2023. This amount consists of approximately $4.2 million of non-cash charges related to the net cost of the acceleration of certain equity awards and approximately $3.5 million of other separation costs.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Quarterly Report under the heading “Part II. Item 1A. Risk Factors” and in the Annual Report on Form 10-K under the heading “Part I. Item 1A. Risk Factors” and “Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on October 31, 2022. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Overview

The mission of our business is to improve the lives of our employees and Members, provide socially responsible support to the communities in which we operate our business and deliver a fair financial return to our investors. PriceSmart is the only membership-based warehouse club business in the markets where we operate in Latin America and the Caribbean. Following in the tradition of PriceClub® and Costco®, our goal is to offer high quality merchandise at the lowest possible prices by leveraging volume purchasing and eliminating inefficiencies from the distribution network.

PriceSmart opened its first location in Panama City, Panama in October of 1996. Today, our company operates 50 warehouse clubs in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.0 billion in fiscal year 2022.

Membership is a key characteristic of warehouse clubs. As of November 30, 2022, PriceSmart had in excess of 1.7 million membership accounts, with the average Member paying approximately $35 per year in membership fees. These membership fees are applied to lowering the price of the products we sell. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

As is typical of all warehouse club businesses, PriceSmart stocks a limited number of stock keeping units (SKU’s). Our SKU count is less than 3,000 items, compared to a grocery store that might stock 30,000 SKU’s or a hypermarket that might stock over 100,000 SKU’s. We believe limiting the number of SKU’s contributes to efficiencies at all levels of our business, thereby supporting lower prices for our Members.

PriceSmart offers an extensive selection of its own private label products under the brand “Member’s Selection®”. The Member’s Selection® brand provides our Members with high quality private label merchandise at prices significantly less than the comparable national brands. Similar to other warehouse clubs, PriceSmart has food courts at all locations with the traditional selection of hot dogs and pizza, along with other items. Unique to many of our PriceSmart clubs, are our coffee bars selling coffee and coffee specialties, with coffee sourced from the coffee growing regions in our markets. PriceSmart also offers an extensive line of bakery products, which are produced by our bakeries.

Our warehouse clubs range in sales floor size from approximately 30,000 to 60,000 square feet. Our larger clubs are typically located in and around densely populated major cities that include a large penetration of consumers with significant disposable income. Our smaller clubs tend to be in areas with less population density, but where there are significant opportunities to serve the population and supply and support businesses. We also operate smaller format clubs in urban areas where it is difficult to secure sufficient real estate at a reasonable cost.

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

The number of warehouse clubs for each country or territory were as follows:

	Number of	Number of	Anticipated
	Warehouse Clubs	Warehouse Clubs	Warehouse
	in Operation as of	in Operation as of	Club Openings
Country/Territory	November 30, 2021	November 30, 2022	In Fiscal Year 2023
Colombia	9	9	1
Costa Rica	8	8	—
Panama	7	7	—
Dominican Republic	5	5	—
Guatemala	5	5	—
Trinidad	4	4	—
Honduras	3	3	—
El Salvador	2	2	1
Nicaragua	2	2	—
Jamaica	1	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	49	50	2

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

Factors Affecting Our Business

We continue to encounter operational challenges directly or indirectly related to the COVID-19 pandemic, including increased supply chain pressures, inflation, and foreign currency fluctuations relative to the U.S. dollar. The COVID-19 pandemic may continue to affect consumer purchasing behavior as it evolves, and we might not be able to meet unanticipated shifts in consumer demand. The pandemic could also give rise to additional operating costs that could have long-term impacts on our financial condition and results of operations. For additional information, refer to the risk factors discussed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022.

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

During the first quarter of fiscal year 2023, inflation in all of our markets and devaluations of foreign currency, especially in Colombia, were significant headwinds. However, some markets, like Costa Rica, benefited from currency appreciation. Substantial product cost increases due to inflation or commodity price increases could impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events directly or indirectly related to COVID-19 have resulted in market and supply-chain disruptions. These factors have increased the complexity of managing our inventory flow and business; however, during the first quarter of fiscal year 2023, when compared to the fourth quarter of fiscal year 2022, we saw a general improvement in transit days and reduction in freight rates of our shipping containers. We are working to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative routings of shipments, increased throughput, and provided flexibility to mitigate our supply-chain challenges and risks more effectively. Our Colombian market has experienced a foreign currency devaluation against the U.S. dollar of approximately 20% as of November 30, 2022 compared to November 30, 2021. This devaluation increases the cost of imported merchandise to the Member, negatively impacts sales volume and may result in margin pressure.

Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first quarter of fiscal 2023, approximately 78.5% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.2% consisted of sales of products we purchased in U.S. dollars.

A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Our Colombia market has experienced a foreign currency devaluation against the U.S. dollar of approximately 20% as of November 30, 2022 compared to November 30, 2021. This can increase the cost of imported merchandise to the Member and negatively impact sales volume. As a result, we are considering actions, such as strategically holding pricing steady on certain key U.S. imports to Colombia, instead of increasing the prices to reflect the rising costs of these items. This would adversely impact our total gross margin percentage for our Colombia segment and our Company overall. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

Our wallet-share capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our Members. Demographic characteristics within each of our markets can affect both the overall level of sales and future sales growth opportunities. Certain island markets, such as Aruba, Barbados and the U.S. Virgin Islands, offer us limited upside for sales growth given their overall market size.

We continue to face the risk of political instability which may have significant effects on our business. For example, civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Nicaragua and Honduras experienced anti-government protests in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.

Our operations are subject to volatile weather conditions and natural disasters. In November 2020, Hurricanes Eta and Iota brought severe rainfall, winds, and flooding to a significant portion of Central America, especially Honduras, which caused significant damage to parts of that country’s infrastructure. Although our warehouse clubs were not significantly affected and we were able to manage our supply chain to keep our warehouse clubs stocked with merchandise, similar natural disasters could adversely impact our overall sales, costs and profit performance in the future.

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies. Our balance as of November 30, 2022 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $25.6 million, a decrease of $74.9 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of US Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.

Mission and Business Strategy

PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S. style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, and meanwhile, enhance Member experience and engagement.

Growth

As we look to the future, our Company is focused on three major drivers of growth:

•Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers

•Increase Membership Value

•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities

I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and number of parking spaces in our high-volume locations. For instance, we are currently preparing to remodel and expand one of our clubs in San Salvador, El Salvador. We continue to pursue warehouse club growth opportunities in our markets and to assess opportunities in new markets. For example, we plan to open a warehouse club in El Salvador, located in the city of San Miguel in the spring of 2023 and to add a second warehouse club in the city of Medellin, Colombia, in late summer 2023. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution activities in our other markets. Based on our experience with our Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. Configuring these distribution centers to effectively operate as cross-docking facilities, helps us more efficiently manage the high volumes of locally sourced and imported merchandise for our club business. Distribution centers are also strategically important in providing the infrastructure to support PriceSmart.com online sales to both our business and our family Members. In addition to major distribution centers, PriceSmart has been investing in what we call Produce Distribution Centers, which enable us to purchase product directly from farms both in our markets, as well as for imported produce.

II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart through sales, services, and convenience. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we expect to see growth in the number of Members, which drives Membership income and Merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the Member and additional members of their families and deeply discounted eyeglass frames; Audiology services with free hearing exams and deeply discounted hearing aids; and Pharmacy, which provides a significant convenience to our Members. Another way we enhance Membership value is through our private label offering, “Member’s Selection®,” a brand which is available only to PriceSmart Members. We believe the Member’s Selection® brand carries goodwill and is recognized in our markets for value. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. Our private label sales penetration grew to 25.9% of merchandise sales in the first quarter of fiscal 2023, from 23.6% in the same period of fiscal year 2022, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for alternative ways of shopping. As a result, we continue to improve the functionality and content of PriceSmart.com and to expand our product offerings available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, we believe we have been able to provide our Members with enhancements to the membership experience. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the increasingly dynamic environment we are in.

Financial highlights for the first quarter of fiscal year 2023 included:

•Total revenues increased 8.1% over the comparable prior year period.

•Net merchandise sales increased 8.6% over the comparable prior year period. We ended the quarter with 50 warehouse clubs compared to 49 warehouse clubs at the end of the first quarter of fiscal year 2022. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 2.3% versus the same three-month period in the prior year.

•Comparable net merchandise sales (that is, sales in the 47 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended December 4, 2022 increased 5.0%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 2.1%.

•Membership income for the first quarter of fiscal year 2023 increased 7.5% to $15.9 million over the comparable prior year period.

•Total gross margins (net merchandise sales less associated cost of goods sold) increased 10.3% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16.2%, an increase of 20 basis points (0.2%) from the same period in the prior year.

•Operating income for the first quarter of fiscal year 2023 was $55.5 million, an increase of 20.7%, or $9.5 million, compared to the first quarter of fiscal year 2022.

•We recorded a $4.6 million net loss in other income (expense), net primarily from currency transactions in the first quarter of fiscal year 2023 compared to a $1.9 million net gain primarily from the disposal of Aeropost in the same period last year.

•Our effective tax rate decreased in the first quarter of fiscal year 2023 to 33.3% from 34.1% in the first quarter of fiscal year 2022. The decrease in the effective tax rate is related to the favorable impact from fewer valuation allowances we took on foreign tax credits that are no longer deemed recoverable and changes in uncertain tax positions.

•Net income attributable to PriceSmart for the first quarter of fiscal year 2023 was $32.9 million, or $1.05 per diluted share, compared to $30.5 million, or $0.98 per diluted share, in the first quarter of fiscal year 2022.

COMPARISON OF THE three months ended NOVEMBER 30, 2022 and 2021

The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2022 with the three-month period ended on November 30, 2021 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Merchandise Sales

The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2022 and November 30, 2021.

	Three Months Ended
	November 30, 2022				November 30, 2021
	Amount	% of net sales	Increase/ (decrease) from prior year	Change	Amount	% of net sales
Central America	$617,052	60.2%	$56,456	10.1%	$560,596	59.4%
Caribbean	302,864	29.5	34,530	12.9	268,334	28.4
Colombia	105,547	10.3	(9,566)	(8.3)	115,113	12.2
Net merchandise sales	$1,025,463	100.0%	$81,420	8.6%	$944,043	100.0%

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

Overall, total net merchandise sales grew by 8.6% for the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022, driven by a 3.0% increase in transactions and a 5.5% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs plus the number of Click & Go™ curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or Click & Go™ order. We had 50 clubs in operation as of November 30, 2022 compared to 49 clubs as of November 30, 2021.

Net merchandise sales in our Central America segment increased 10.1% during the first quarter of fiscal year 2023. This increase had a 600 basis point (6.0%) positive impact on total net merchandise sales growth. All markets within this segment showed increased net merchandise sales during the first quarter of fiscal year 2023.

Net merchandise sales in our Caribbean segment increased 12.9% during the first quarter of fiscal year 2023. This increase had a 360 basis point (3.6%) positive impact on total net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth. Our Dominican Republic market continued its strong performance in the quarter with 19.6% growth. We added one new club to the segment when compared to the comparable prior-year period. We opened our second warehouse club in Jamaica in April 2022.

Net merchandise sales in our Colombia segment decreased 8.3% during the first quarter of fiscal year 2023. This decrease had a 100 basis point (1.0%) negative impact on total net merchandise sales growth. The primary driver of the decreased sales for the quarter was due to the significant devaluation of the Colombian peso during the past several months, which has negatively impacted sales in the first quarter of fiscal year 2023.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three-month period ended November 30, 2022. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency exchange rate fluctuations for the
	Three months ended
	November 30, 2022
	Amount	% change
Central America	$(2,312)	(0.4)%
Caribbean	4,664	1.8
Colombia	(23,568)	(20.5)
Net merchandise sales	$(21,216)	(2.3)%

Overall, the effects of currency fluctuations within our markets had an approximately $21.2 million, or 230 basis point (2.3%), negative impact on net merchandise sales for the three-months ended November 30, 2022.

Currency fluctuations had a $2.3 million, or 40 basis point (0.4%), negative impact on net merchandise sales in our Central America segment for the three months ended November 30, 2022. These currency fluctuations contributed approximately 30 basis points (0.3%) of negative impact on total net merchandise sales for the quarter ended November 30, 2022. The Honduran Lempira and Guatemalan Quetzal devalued significantly against the US dollar. This devaluation was partially offset by an appreciation in the Costa Rica Colón.

Currency fluctuations had a $4.7 million, or 180 basis point (1.8%), positive impact on net merchandise sales in our Caribbean segment for the three months ended November 30, 2022. These currency fluctuations contributed approximately 50 basis points (0.5%) of positive impact on total net merchandise sales growth for the period. The Dominican Republic market experienced currency appreciation when compared to the same three-month period last year.

Currency fluctuations had a $23.6 million, or 2,050 basis point (20.5%), negative impact on net merchandise sales in our Colombia segment for the three months ended November 30, 2022. These currency fluctuations contributed approximately 260 basis points (2.6%) of negative impact on total net merchandise sales for the current fiscal year period.

Comparable Merchandise Sales

We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to three of our warehouse clubs opened during fiscal year 2022 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 47 warehouse clubs for the thirteen-week period ended December 4, 2022.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen-week period ended December 4, 2022 and November 28, 2021 compared to the prior year.

	Thirteen Weeks Ended
	December 4, 2022	November 28, 2021
	% Increase/(decrease) in comparable net merchandise sales	% Increase/(decrease) in comparable net merchandise sales
Central America	8.0%	14.1%
Caribbean	6.6	5.0
Colombia	(13.1)	(2.8)
Consolidated comparable net merchandise sales	5.0%	9.4%

Comparison of Thirteen-Week Periods Ended December 4, 2022 and November 28, 2021

Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended December 4, 2022 increased 5.0%.

Comparable net merchandise sales in our Central America segment increased 8.0% for the thirteen-week period ended December 4, 2022. All of our markets in Central America had positive comparable net merchandise sales growth and this increase contributed approximately 470 basis points (4.7%) of positive impact in total comparable merchandise sales for the period.

Comparable net merchandise sales in our Caribbean segment increased 6.6% for the thirteen-week period ended December 4, 2022. The increase contributed approximately 190 basis points (1.9%) of positive impact on total comparable merchandise sales for the period.

Our Dominican Republic market continued its strong performance in the thirteen-week period with 19.2% comparable sales growth. Our U.S. Virgin Islands and Barbados markets also showed strong performance this quarter with 4.3% and 3.4% comparable sales growth, respectively. This strong performance was offset by our Jamaica market, which declined in comparable net merchandise sales by 6.9% for the thirteen-week period due to sales transfers from the existing club included in the comparable net merchandise sales calculation to new clubs not included in the calculation.

Comparable net merchandise sales in our Colombia segment decreased 13.1% for the thirteen-week period ended December 4, 2022. This decrease contributed approximately 160 basis points (1.6%) of negative impact in total comparable merchandise sales for the period. The decrease in Colombia during the current quarter was primarily due to the foreign currency devaluation and sales transfers from existing clubs included in the comparable net merchandise sales calculation to a new club not included in the calculation.

The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change for the thirteen-week period ended December 4, 2022.

	Currency Exchange Rate Fluctuations for the
	Thirteen Weeks Ended
	December 4, 2022
	Amount	% change
Central America	$(1,541)	(0.2)%
Caribbean	4,777	1.7
Colombia	(22,763)	(19.6)
Consolidated comparable net merchandise sales	$(19,527)	(2.1)%

Overall, the mix of currency fluctuations within our markets had an approximately $19.5 million, or 210 basis point (2.1%), negative impact on comparable net merchandise sales for the thirteen-week period ended December 4, 2022.

Currency fluctuations within our Central America segment contributed approximately 20 basis points (0.2%) of negative impact in total comparable merchandise sales for the thirteen-week period. Our Honduras and Guatemala markets experienced currency devaluation, which was partially offset by our Costa Rica market which experienced currency appreciation when compared to the same period last year.

Currency fluctuations within our Caribbean segment contributed approximately 50 basis points (0.5%) points of positive impact in total comparable merchandise sales for the thirteen-week period. Our Dominican Republic market experienced currency appreciation when compared to the same period last year.

Currency fluctuations within our Colombia segment contributed approximately 240 basis points (2.4%) of negative impact in total comparable merchandise sales for the thirteen-week period. This reflects the devaluation of the Colombian peso’s foreign currency exchange rate when compared to the same period a year ago.

Membership Income

Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	November 30,				November 30,
	2022				2021
	Amount	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$9,525	$749	8.5%	1.5%	$8,776
Membership income - Caribbean	4,415	442	11.1	1.5	3,973
Membership income - Colombia	1,955	(87)	(4.3)	1.9	2,042
Membership income - Total	$15,895	$1,104	7.5%	1.6%	$14,791

Number of accounts - Central America	953,660	35,731	3.9%		917,929
Number of accounts - Caribbean	455,800	23,656	5.5		432,144
Number of accounts - Colombia	347,739	6,327	1.9		341,412
Number of accounts - Total	1,757,199	65,714	3.9%		1,691,485

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

The number of Member accounts as of November 30, 2022 was 3.9% higher than the prior year period. Membership income increased 7.5% over the three-month period ended November 30, 2022, compared to the prior-year period.

Membership income increased across our Central America and Caribbean segments and decreased in our Colombia segment for the three months ended November 30, 2022. The consolidated increase in membership income is due to an increasing membership base since the comparable prior year period. The Caribbean had the largest increase in membership base in the first three months of fiscal year 2023 compared to the comparable prior year period with 5.5% growth, followed by Central America with a 3.9% increase and Colombia with a 1.9% increase. Since August 31, 2022, our Central America and Caribbean segments have increased their membership base and our Colombia segment has faced a decline in its membership base.

We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts were 7.9% of our total membership base as of November 30, 2022, an increase from 6.5% as of November 30, 2021. Platinum Members tend to have higher renewal rates than our Diamond Members.

Our trailing twelve-month renewal rate was 87.9% and 89.0% for the periods ended November 30, 2022 and November 30, 2021, respectively.

Other Revenue

Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2022			November 30, 2021
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Non-merchandise revenue	$—	$(3,307)	(100.0)%	$3,307
Miscellaneous income	2,397	351	17.2	2,046
Rental income	593	(42)	(6.6)	635
Other revenue	$2,990	$(2,998)	(50.1)%	$5,988

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

The primary driver of the decrease in other revenue for the quarter is due to the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2022	November 30, 2021	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,025,463	$944,043	$81,420
Total gross margin	$166,395	$150,850	$15,545
Total gross margin percentage	16.2%	16.0%	0.2%

Revenues
Total revenues	$1,054,806	$975,356	$79,450
Percentage change from prior period			8.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase/(decrease)	5.0%	9.4%	(4.4)%

Total revenue margin
Total revenue margin	$185,749	$170,287	$15,462
Total revenue margin percentage	17.6%	17.4%	0.2%

Selling, general and administrative
Selling, general and administrative	$130,222	$124,270	$5,952
Selling, general and administrative percentage of total revenues	12.3%	12.7%	(0.4)%

Warehouse clubs
Warehouse clubs at period end	50	49	1
Warehouse club sales square feet at period end	2,484	2,424	60

	Three Months Ended
	November 30,	% of	November 30,	% of
Results of Operations Consolidated	2022	Total Revenue	2021	Total Revenue
Operating income- by segment
Central America	$50,130	4.8%	$43,379	4.4%
Caribbean	24,503	2.3	19,878	2.0
Colombia	4,868	0.5	6,378	0.7
United States	13,592	1.3	6,257	0.7
Reconciling Items (1)	(37,566)	(3.6)	(29,875)	(3.1)
Operating income - Total	$55,527	5.3%	$46,017	4.7%

(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed.

	Three Months Ended
	November 30,	% of	November 30,	% of
	2022	Total Revenue	2021	Total Revenue
Warehouse club and other operations	$96,892	9.2%	$91,196	9.4%
General and administrative	33,172	3.1	31,693	3.2
Pre-opening expenses	—	—	970	0.1
Loss on disposal of assets	158	—	411	—
Total Selling, general and administrative	$130,222	12.3%	$124,270	12.7%

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales less cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.

On a consolidated basis, total gross margin for the three months ended November 30, 2022 was 16.2%, 20 basis points (0.2%) higher than the comparable prior year period. This increase was primarily due to general margin improvement across most of our sales categories, particularly food service and bakery, and from favorable freight costs.

Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as percentage of Total revenues.

Total revenue margin increased 20 basis points (0.2%) for the three months ended November 30, 2022, primarily due to improved total gross margins of 20 basis points (0.2%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $6.0 million compared to the prior year but decreased as a percentage of total revenue, declining 40 basis points (0.4%) to 12.3% of total revenue compared to 12.7% of total revenues for the first quarter of fiscal year 2022. We expect selling, general, and administrative expenses to increase in the second quarter of fiscal year 2023 due to severance costs. Please refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 10 – Subsequent Events” for further discussion.

Warehouse club and other operations expenses decreased to 9.2% of total revenues for the first quarter of fiscal year 2023 compared to 9.4% for the first quarter of fiscal year 2022, primarily due to 10 basis points of lower operations expenses associated with our casillero and marketplace business due to the sale of Aeropost on October 1, 2021. The 10 basis point savings resulting from the Aeropost sale was supplemented by reduced warehouse club and other operations expenses as a percentage of revenue in our Colombia market, which decreased 10 basis points (0.1%) primarily due to the devaluation of the Colombian peso.

General and administrative expenses decreased to 3.1% of total revenues for the current quarter compared to 3.2% for the first quarter of fiscal year 2022. The 10 basis point (0.1%) decrease is primarily due to a 10 basis point (0.1%) decrease from the reduction in general and administrative expenses due to the sale of Aeropost.

Operating income in the first quarter of fiscal year 2023 increased to $55.5 million (5.3% of total revenue) compared to $46.0 million (4.7% of total revenue) for the same period last year. This reflects the increase in total revenue margin of 20 basis points (0.2%), along with a 40 basis point (0.4%) increase due to leveraging of selling, general and administrative expenses over the comparable prior-year period.

Interest Expense

Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs, warehouse club expansions and distribution centers, the capital requirements of warehouse club and other operations and ongoing working capital requirements.

	Three Months Ended
	November 30,		November 30,
	2022		2021
	Amount	Change	Amount
Interest expense on loans	$2,653	$1,318	$1,335
Interest expense related to hedging activity	347	(503)	850
Less: Capitalized interest	(251)	344	(595)
Net interest expense	$2,749	$1,159	$1,590

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

Net interest expense increased for the three-month period ended November 30, 2022, primarily due to the increase in long-term borrowings in our Trinidad market to facilitate conversion of Trinidad dollars to US dollars and a decrease in capitalized interest from fewer construction projects compared to the prior year.

Other Income (Expense), Net

Other income (expense), net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit retirement plans and other items considered to be non-operating in nature.

	Three Months Ended
	November 30,			November 30,
	2022			2021
	Amount	Increase from prior year	% Change	Amount
Other income (expense), net	$(4,566)	$(5,975)	(424.1)%	$1,409

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

Comparison of Three Months Ended November 30, 2022 and 2021

For the three-months ended November 30, 2022, the primary driver of other income (expense), net was $3.2 million of foreign currency losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) in several of our markets. In addition, we had higher transaction costs of $1.1 million associated with converting Trinidad dollars into available tradeable currencies, such as euros or Canadian dollars, before converting them to U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	November 30,		November 30,
	2022		2021
	Amount	Increase from prior year	Amount
Provision for income taxes	$16,426	$612	$15,814
Effective tax rate	33.3%		34.1%

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

For the three months ended November 30, 2022, the effective tax rate was 33.3% compared to 34.1% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:

•A comparably favorable benefit from recurring items of 0.5%, primarily resulting from fewer valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and

•A comparably favorable net tax impact from non-recurring items of 0.4%, primarily related to changes in uncertain tax positions.

Other Comprehensive Income (Loss)

	Three Months Ended
	November 30,			November 30,
	2022			2021
	Amount	Change	% Change	Amount
Other comprehensive loss	$(551)	$5,580	91.0%	$(6,131)

Comparison of Three Months Ended November 30, 2022 and November 30, 2021

Our other comprehensive loss of approximately $0.6 million for the first quarter of fiscal year 2023 resulted primarily from the comprehensive loss of approximately $0.9 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar. During the first three months of fiscal year 2023, the largest translation adjustments were related to the devaluation of the local currencies against the U.S. dollar for our Colombia, Dominican Republic and Jamaica subsidiaries, partially offset by the translation adjustment for the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary. These losses were offset by approximately $0.3 million related to unrealized gains on changes in the value of our derivative obligations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations and to pay dividends on our common stock. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.

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

The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	November 30,	August 31,
	2022	2022
Amounts held by foreign subsidiaries	$214,329	$203,952
Amounts held domestically	67,359	47,421
Total cash and cash equivalents, including restricted cash	$281,688	$251,373

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	November 30,	August 31,
	2022	2022
Amounts held by foreign subsidiaries	$8,920	$11,160
Amounts held domestically	—	—
Total short-term investments	$8,920	$11,160

As of November 30, 2022 and August 31, 2022, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries and domestically.

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

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,	November 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$30,463	$(13,339)	$43,802
Net cash used in investing activities	(21,493)	(12,050)	(9,443)
Net cash provided by financing activities	14,719	1,198	13,521
Effect of exchange rates	6,626	1,312	5,314
Net increase (decrease) in cash and cash equivalents	$30,315	$(22,879)	$53,194

Net cash provided by operating activities totaled $30.5 million and net cash used in operating activities totaled $13.3 million for the three months ended November 30, 2022 and November 30, 2021, respectively. Shifts in working capital generated from changes in our merchandise inventory and accounts payable positions for the three months ended November 30, 2022 contributed $29.0 million to net cash provided by operating activities compared to the same prior year three-month period ended November 30, 2021. The prior year increase in inventory reflected our efforts to increase inventory to accommodate pandemic influenced consumer preferences and to mitigate out-of-stocks due to supply-chain disruptions during that period. Our inventory buildup for the holiday season this fiscal year was lower as we set our inventory position to align more with our historical days-on-hand, and we have rebalanced our inventory mix to reflect current and anticipated consumer demand and preferences.

This net positive change was supplemented by another net positive change of $11.3 million in various current and non-current assets and liabilities, primarily driven by less prepaid VAT and fewer security deposits as the build-up of inventory was significantly less for these periods, comparatively.

Net cash used in investing activities totaled $21.5 million and $12.1 million for the three months ended November 30, 2022 and November 30, 2021. The $9.4 million increase in cash used in investing activities is primarily the result of a net $13.3 million decrease in proceeds from settlements of short-term investments, with a $4.3 million decrease in purchases of short-term investments, compared to the same three-month period a year-ago. The decrease in proceeds from settlements and purchases of short-term investments is primarily due the overall net decrease of short-term investments in Trinidad as our Trinidad dollar balances are comparably lower than the prior year period.

Net cash provided by financing activities totaled $14.7 million and $1.2 million for the three months ended November 30, 2022 and 2021, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $13.5 million increase in cash provided by financing activities is primarily due to the net $16.7 million increase in long-term bank proceeds and repayments, partially offset by a $4.3 million net decrease between the proceeds and repayment of short-term borrowings, compared to the same three-month period a year-ago. Total proceeds from long-term debt received during the first quarter of fiscal year 2023 was $19.9 million compared to $4.2 million in the same period last year. Please refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 – Debt” for further discussion.

The following table summarizes the dividends declared and paid during fiscal year 2022 (amounts are per share):

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

We have reissued treasury shares as part of our stock-based compensation programs.  During the three-months ended November 30, 2022, we reissued approximately 7,000 treasury shares.

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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on November 30, 2022.

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

In two countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.2 million and $11.0 million as of November 30, 2022 and August 31, 2022, respectively, and deferred tax assets of $3.7 million and $3.5 million as of November 30, 2022 and August 31, 2022, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the first quarter of fiscal year 2023 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired. Generally, this evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach. Historically, our reporting units have generated sufficient returns to recover the cost of our goodwill. Because of the nature of the factors used in these tests, if different conditions occur in future periods, future operating results could be materially impacted. For approximately $43.2 million of certain acquired goodwill, the fair value was greater than the carrying value; however, any deterioration in the fair value may result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2022 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

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

Information about the financial impact of foreign currency exchange rate fluctuations for the three-month period ended November 30, 2022 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.

Information about the change in the fair value of our hedges and the financial impact thereof for the three-month period ended November 30, 2022 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three-month period ended November 30, 2022 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Part I. “Item 1. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies ” for additional information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the following risk factor, which supplements and should be read in conjunction with the information appearing under Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022.

We may not successfully manage the transition associated with the resignation of our Chief Executive Officer, which could have an adverse impact on us.

                On December 9, 2022, the Company announced that Sherry Bahrambeygui will be resigning as Chief Executive Officer, effective February 3, 2023, the date of the Company’s annual stockholder meeting, in order to pursue new professional and philanthropic interests. Robert Price, a Company founder and Chairman of the Board, will become Interim Chief Executive Officer. John Hildebrandt has been promoted to President and Chief Operating Officer. David Price has been promoted to Executive Vice President and Chief of Staff to the Chairman. When Robert Price becomes Interim Chief Executive Officer, David Price will be Executive Vice President and Chief of Staff to the Interim CEO.

                Ms. Bahrambeygui will continue serving stockholders as a member of the Board of Directors of the Company, and is also included in the slate of directors for election at the 2023 Annual Meeting of Stockholders. Prior to her tenure as CEO, she served on the Company’s Board as a director for eight years, including having served as Vice Chair and Chair of the Compensation Committee. Between now and February 3, 2023, Ms. Bahrambeygui will continue her employment and will work towards the orderly transition of her responsibilities. She has agreed to make herself available at the Company’s request for up to 100 hours of transition support during the twelve months following the date of her separation agreement.

                Leadership transitions can be inherently difficult to manage. An inadequate transition to a new leadership team may cause disruption within the Company, adversely affecting our financial performance and ability to meet operational goals and strategic plans. Management turnover also inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended November 30, 2022, the Company repurchased 20,621 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the first quarter of fiscal year 2023. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2022 - September 30, 2022	—	—	—	N/A
October 1, 2022 - October 31, 2022	20,621	$63.05	—	N/A
November 1, 2022 - November 30, 2022	—	$—	—	N/A
Total	20,621	$63.05	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
3.5(5)	Amendment to Second Amended and Restated Bylaws of the Company
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	January 9, 2023	By:	/s/ SHERRY S. BAHRAMBEYGUI
Sherry S. Bahrambeygui
Chief Executive Officer
(Principal Executive Officer)

Date:	January 9, 2023	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)