Form 10-Q
period 2023-02-28
PRICESMART INC
filed 2023-04-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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
The registrant had 31,001,100 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2023.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of February 28, 2023 and the consolidated balance sheet as of August 31, 2022, the unaudited consolidated statements of income for the three and six months ended February 28, 2023 and 2022, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2023 and 2022, the unaudited consolidated statements of equity for the three and six months ended February 28, 2023 and 2022, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2023 and 2022 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2023 (Unaudited)	August 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$260,927	$237,710
Short-term restricted cash	9,110	3,013
Short-term investments	54,322	11,160
Receivables, net of allowance for doubtful accounts of $54 as of February 28, 2023 and $103 as of August 31, 2022, respectively	16,401	13,391
Merchandise inventories	449,101	464,411
Prepaid expenses and other current assets (includes $41 and $2,761 as of February 28, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	46,910	43,894
Total current assets	836,771	773,579
Long-term restricted cash	10,515	10,650
Property and equipment, net	774,826	757,241
Operating lease right-of-use assets, net	106,043	111,810
Goodwill	43,185	43,303
Deferred tax assets	27,898	28,355
Other non-current assets (includes $15,994 and $11,884 as of February 28, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	76,474	72,928
Investment in unconsolidated affiliates	10,460	10,534
Total Assets	$1,886,172	$1,808,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$10,133	$10,608
Accounts payable	406,581	408,407
Accrued salaries and benefits	35,340	44,097
Deferred income	32,665	29,228
Income taxes payable	9,587	7,243
Other accrued expenses and other current liabilities (includes $171 and $82 as of February 28, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	43,256	38,667
Operating lease liabilities, current portion	7,144	7,491
Dividends payable	14,456	—
Long-term debt, current portion	27,421	33,715
Total current liabilities	586,583	579,456
Deferred tax liability	2,105	2,165
Long-term income taxes payable, net of current portion	4,729	5,215
Long-term operating lease liabilities	113,335	118,496
Long-term debt, net of current portion	126,383	103,556
Other long-term liabilities (includes $9,125 and $8,440 for post-employment plans as of February 28, 2023 and August 31, 2022, respectively)	9,125	8,439
Total Liabilities	842,260	817,327

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,869,393 and 31,697,590 shares issued and 31,001,117 and 30,904,826 shares outstanding (net of treasury shares) as of February 28, 2023 and August 31, 2022, respectively	3	3
Additional paid-in capital	492,099	481,406
Accumulated other comprehensive loss	(183,703)	(195,586)
Retained earnings	772,430	736,894
Less: treasury stock at cost, 868,276 shares as of February 28, 2023 and 792,764 shares as of August 31, 2022	(36,917)	(31,644)
Total Stockholders' Equity	1,043,912	991,073
Total Liabilities and Equity	$1,886,172	$1,808,400
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues:
Net merchandise sales	$1,115,999	$1,011,896	$2,141,462	$1,955,939
Export sales	6,882	8,674	17,340	19,208
Membership income	16,176	15,071	32,071	29,862
Other revenue and income	3,132	2,916	6,122	8,904
Total revenues	1,142,189	1,038,557	2,196,995	2,013,913
Operating expenses:
Cost of goods sold:
Net merchandise sales	937,462	853,633	1,796,530	1,646,826
Export sales	6,563	8,215	16,552	18,282
Non-merchandise	—	—	—	1,809
Selling, general and administrative:
Warehouse club and other operations	103,630	93,993	200,522	185,189
General and administrative	32,759	33,951	65,931	65,644
Separation costs associated with Chief Executive Officer departure	7,747	—	7,747	—
Pre-opening expenses	89	130	89	1,100
Loss on disposal of assets	139	313	297	724
Total operating expenses	1,088,389	990,235	2,087,668	1,919,574
Operating income	53,800	48,322	109,327	94,339
Other income (expense):
Interest income	1,942	549	3,099	1,067
Interest expense	(2,814)	(2,438)	(5,563)	(4,028)
Other income (expense), net	(5,344)	(819)	(9,910)	590
Total other expense	(6,216)	(2,708)	(12,374)	(2,371)
Income before provision for income taxes and loss of unconsolidated affiliates	47,584	45,614	96,953	91,968
Provision for income taxes	(16,202)	(14,139)	(32,628)	(29,953)
Loss of unconsolidated affiliates	(35)	(14)	(73)	(24)
Net income	31,347	31,461	64,252	61,991
Less: Net income attributable to noncontrolling interest	—	—	—	(19)
Net income attributable to PriceSmart, Inc.	$31,347	$31,461	$64,252	$61,972
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$1.02	$1.03	$2.07	$2.01
Diluted	$1.02	$1.03	$2.07	$2.01
Shares used in per share computations:
Basic	30,741	30,578	30,727	30,565
Diluted	30,760	30,582	30,740	30,593
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net income	$31,347	$31,461	$64,252	$61,991
Less: net income attributable to noncontrolling interest	—	—	—	(19)
Net income attributable to PriceSmart, Inc.	$31,347	$31,461	$64,252	$61,972

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	12,199	2,413	11,314	(5,718)
Defined benefit pension plan:
Net gain/(loss) arising during period	(31)	20	(59)	37
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	37	30	74	64
Total defined benefit pension plan	6	50	15	101
Derivative instruments:(2)
Unrealized gains/(losses) on change in derivative obligations	160	883	(536)	(418)
Unrealized gains/(losses) on change in fair value of interest rate swaps	83	880	(1,632)	4,130
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	(14)	—	2,722	—
Total derivative instruments	229	1,763	554	3,712
Other comprehensive income (loss)	12,434	4,226	11,883	(1,905)
Comprehensive income	43,781	35,687	76,135	60,067
Less: comprehensive income attributable to noncontrolling interest	—	—	—	3
Comprehensive income attributable to PriceSmart, Inc.	$43,781	$35,687	$76,135	$60,064
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at November 30, 2021	31,598	$3	$469,170	$(188,639)	$689,430	736	$(27,818)	$942,146
Purchase of treasury stock	—	—	—	—	—	19	(1,351)	(1,351)
Issuance of restricted stock award	31	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,107	—	—	—	—	4,107
Dividend paid to stockholders	—	—	—	—	(13,275)	—	—	(13,275)
Dividend payable to stockholders	—	—	—	—	(13,430)	—	—	(13,430)
Net income	—	—	—	—	31,461	—	—	31,461
Other comprehensive income	—	—	—	4,226	—	—	—	4,226
Balance at February 28, 2022	31,626	$3	$473,277	$(184,413)	$694,186	755	$(29,169)	$953,884

Balance at November 30, 2022	31,858	$3	$485,096	$(196,137)	$769,799	807	$(32,398)	$1,026,363
Purchase of treasury stock	—	—	—	—	—	61	(4,519)	(4,519)
Issuance of restricted stock award	63	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(52)	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,003	—	—	—	—	7,003
Dividend paid to stockholders	—	—	—	—	(14,260)	—	—	(14,260)
Dividend payable to stockholders	—	—	—	—	(14,456)	—	—	(14,456)
Net income	—	—	—	—	31,347	—	—	31,347
Other comprehensive income	—	—	—	12,434	—	—	—	12,434
Balance at February 28, 2023	31,869	$3	$492,099	$(183,703)	$772,430	868	$(36,917)	$1,043,912

See accompanying notes

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity Attributable to PriceSmart, Inc.	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	51	(3,784)	(3,784)	—	(3,784)
Issuance of treasury stock	(9)	—	(699)	—	—	(9)	699	—	—	—
Issuance of restricted stock award	171	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,674	—	—	—	—	8,674	—	8,674
Dividend paid to stockholders	—	—	—	—	(13,275)	—	—	(13,275)	—	(13,275)
Dividend payable to stockholders	—	—	—	—	(13,430)	—	—	(13,430)	—	(13,430)
Net income	—	—	—	—	61,972	—	—	61,972	19	61,991
Other comprehensive income (loss)	—	—	—	(1,905)	—	—	—	(1,905)	3	(1,902)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at February 28, 2022	31,626	$3	$473,277	$(184,413)	$694,186	755	$(29,169)	$953,884	$—	$953,884

Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073	$—	$991,073
Purchase of treasury stock	—	—	—	—	—	82	(5,819)	(5,819)	—	(5,819)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—	—	—
Issuance of restricted stock award	237	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(59)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,239	—	—	—	—	11,239	—	11,239
Dividend paid to stockholders	—	—	—	—	(14,260)	—	—	(14,260)	—	(14,260)
Dividend payable to stockholders	—	—	—	—	(14,456)	—	—	(14,456)	—	(14,456)
Net income	—	—	—	—	64,252	—	—	64,252	—	64,252
Other comprehensive income	—	—	—	11,883	—	—	—	11,883	—	11,883
Balance at February 28, 2023	31,869	$3	$492,099	$(183,703)	$772,430	868	$(36,917)	$1,043,912	$—	$1,043,912
See accompanying notes

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2023	February 28, 2022
Operating Activities:
Net Income	$64,252	$61,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,443	32,701
Allowance for doubtful accounts	(49)	12
Loss on sale of property and equipment	297	724
Deferred income taxes	(737)	(2,124)
Equity in losses of unconsolidated affiliates	73	24
Stock-based compensation	11,239	8,674
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(6,513)	(19,503)
Merchandise inventories	15,310	(80,608)
Accounts payable	(2,634)	(9,811)
Net cash provided by (used in) operating activities	116,681	(7,920)
Investing Activities:
Proceeds from the disposal of Aeropost, net of divested cash	—	4,959
Additions to property and equipment	(53,016)	(60,468)
Purchases of short-term investments	(47,500)	(17,658)
Proceeds from settlements of short-term investments	4,301	41,075
Proceeds from settlements of long-term investments	—	1,484
Proceeds from disposal of property and equipment	137	77
Net cash used in investing activities	(96,078)	(30,531)
Financing Activities:
Proceeds from long-term bank borrowings	33,712	30,180
Repayment of long-term bank borrowings	(16,994)	(10,969)
Proceeds from short-term bank borrowings	301	20,179
Repayment of short-term bank borrowings	—	(4,488)
Cash dividend payments	(14,260)	(13,275)
Purchase of treasury stock	(5,819)	(3,784)
Net cash provided by (used in) financing activities	(3,060)	17,843
Effect of exchange rate changes on cash and cash equivalents and restricted cash	11,636	42
Net increase (decrease) in cash, cash equivalents	29,179	(20,566)
Cash, cash equivalents and restricted cash at beginning of period	251,373	215,479
Cash, cash equivalents and restricted cash at end of period	$280,552	$194,913

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$3,937	$8,369
Dividends declared but not yet paid	14,456	13,430

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28, 2023	February 28, 2022
Cash and cash equivalents	$260,927	$178,705
Short-term restricted cash	9,110	4,172
Long-term restricted cash	10,515	12,036
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$280,552	$194,913
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2023
NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,”, "we" or "our") business consists primarily of international membership shopping and services offered both online and at warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of February 28, 2023, the Company had 50 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three in Honduras; two each in El Salvador, Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open two warehouse clubs in El Salvador, one in San Miguel in May 2023 and the other in Santa Ana in early 2024. The Company also plans to open a warehouse club in Medellín, Colombia and Escuintla, Guatemala in 2023. Once these four new clubs are open, the Company will operate 54 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:
1.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers;
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of February 28, 2023 are listed below:

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
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28, 2023	August 31, 2022
Short-term restricted cash	$9,110	$3,013
Long-term restricted cash	10,515	10,650
Total restricted cash(1)	$19,625	$13,663
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $7.7 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
Short-Term Investments – The Company considers as short-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.
Long-Term Investments – The Company considers as long-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.
Goodwill – Goodwill totaled $43.2 million as of February 28, 2023 and $43.3 million as of August 31, 2022. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on the percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.3 million and $11.0 million and deferred tax assets of $4.0 million and $3.5 million as of February 28, 2023 and August 31, 2022, respectively, in these countries. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28, 2023	August 31, 2022
Prepaid expenses and other current assets	$1,898	$3,890
Other non-current assets	33,964	32,460
Total amount of VAT receivables reported	$35,862	$36,350

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28, 2023	August 31, 2022
Prepaid expenses and other current assets	$13,949	$12,077
Other non-current assets	20,725	19,985
Total amount of income tax receivables reported	$34,674	$32,062
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
The Company measures Right-of-use (“ROU”) assets based on the corresponding lease liabilities, adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date (net of lease incentives). The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and the related lease liability and are recognized as incurred. The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the six months ended February 28, 2023, the Company reissued approximately 7,000 treasury shares.
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
The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets and liabilities, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2022 Annual Report on Form 10-K.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2023 and August 31, 2022.
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
Gain Contingencies and Recoveries – A gain contingency is an existing condition, situation, or set of circumstances involving uncertainty as to a possible gain that will ultimately be resolved when one or more future events occur or fail to occur. During the ordinary course of our business, gain contingencies arise when we have the opportunity to recover costs or damages, we incur from insurance carriers or other third parties. Anticipated proceeds in excess of the amount of loss recognized are considered contingent gains. Anticipated proceeds in excess of a loss recognized in the financial statements are not recognized until all contingencies related to the collectability, timing and amount are realizable.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Until the disposal of Aeropost in the first quarter of fiscal year 2022, the Company included the costs for the marketplace and casillero operations, of external and internal shipping, handling and other direct costs incurred to provide delivery, insurance and customs processing services in cost of goods sold, non-merchandise.
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
Selling, General and Administrative – Selling, general and administrative costs consist primarily of expenses associated with operating warehouse clubs and freight forwarding operations. These costs include payroll and related costs, including separation costs associated with the Chief Executive Officer departure, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.
In December 2022, the Company announced that Sherry Bahrambeygui would resign as Chief Executive Officer effective February 3, 2023. In connection with her departure, the Company recognized a one-time separation charge of approximately $7.7 million ($7.2 million net of tax) in the second quarter of fiscal year 2023. This amount consists of approximately $4.2 million of non-cash charges related to the acceleration of certain equity awards and approximately $3.5 million for other separation costs. Given that Ms. Bahrambeygui has substantially rendered the required services per her separation agreement, the Company recorded these charges in the current quarter. These charges were recorded in the Separation costs associated with Chief Executive Officer departure line item under the Selling, general and administrative caption within the Consolidated Statements of Income and are recorded in the Company’s United States segment. The Company substantially fulfilled all payment obligations by the end of the second quarter of fiscal year 2023; however, some vesting of PSUs will occur in the first quarter of fiscal year 2024.
Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs and rent) for new warehouse clubs as incurred.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Related Party Transactions – On February 3, 2023, Robert E. Price, a Company founder and Chairman of the Board, became Interim Chief Executive Officer. Mr. Price has elected not to receive compensation for his role as Interim Chief Executive Officer. Therefore, the financial statements do not include compensation charges for his services. We have estimated the fair value of these services, based on a number of factors, to be approximately $5.1 million on an annual basis. We acknowledge that this may not be representative of what ultimately could be the cost to the Company when a replacement Chief Executive Officer is hired.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and six months ended February 28, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Effect on other comprehensive income (loss) due to foreign currency translation	$12,199	$2,413	$11,314	$(5,718)
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

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Currency loss	$(5,555)	$(1,775)	$(10,058)	$(3,638)
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the six-month period ended February 28, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 28, 2023 that the Company expects to have a material impact on its consolidated financial statements.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its 12 countries. The annual fee for a Platinum Membership is approximately $75. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Gift Cards. Members’ purchases of gift cards to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses and other current liabilities in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration. However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift cards; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift cards. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Other revenue and income” on the consolidated statements of income.
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

	Contract Liabilities
	February 28, 2023	August 31, 2022
Deferred membership income	$31,128	$28,000
Other contract performance liabilities	$20,140	$10,473
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Foods & Sundries	$552,153	$492,776	$1,064,046	$963,726
Fresh Foods	325,479	289,122	620,766	558,797
Hardlines	119,689	120,335	235,285	232,274
Softlines	66,372	64,561	120,790	115,034
Other Business	52,306	45,102	100,575	86,108
Net Merchandise Sales	$1,115,999	$1,011,896	$2,141,462	$1,955,939

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
The following table sets forth the computation of net income per share for the three and six-months ended February 28, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net income attributable to PriceSmart, Inc.	$31,347	$31,461	$64,252	$61,972
Less: Allocation of income to unvested stockholders	(51)	(78)	(627)	(600)
Net income attributable to PriceSmart, Inc. available for distribution	$31,296	$31,383	$63,625	$61,372
Basic weighted average shares outstanding	30,741	30,578	30,727	30,565
Add dilutive effect of performance stock units (two-class method)	19	4	13	28
Diluted average shares outstanding	30,760	30,582	30,740	30,593
Basic net income per share	$1.02	$1.03	$2.07	$2.01
Diluted net income per share	$1.02	$1.03	$2.07	$2.01
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal year 2023 and 2022 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	N/A	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	N/A	$0.43	8/15/2022	8/31/2022	N/A	$0.43
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to PriceSmart	Noncontrolling Interests	Total
Beginning balance, September 1, 2022	$(195,586)	$—	$(195,586)
Foreign currency translation adjustments	11,314	—	11,314
Defined benefit pension plans (1)	15	—	15
Derivative instruments (2)	554	—	554
Ending balance, February 28, 2023	$(183,703)	$—	$(183,703)

	Attributable to PriceSmart	Noncontrolling Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(5,718)	3	(5,715)
Defined benefit pension plans (1)	101	—	101
Derivative instruments (2)	3,712	—	3,712
Sale of Aeropost	—	(254)	(254)
Ending balance, February 28, 2022	$(184,413)	$—	$(184,413)

	Attributable to PriceSmart	Noncontrolling Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(19,034)	3	(19,031)
Defined benefit pension plans (1)	(341)	—	(341)
Derivative instruments (2)	6,170	—	6,170
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Sale of Aeropost	—	$(254)	(254)
Ending balance, August 31, 2022	$(195,586)	$—	$(195,586)
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
(2)Refer to Note 8 - Derivative Instruments and Hedging Activities.
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28, 2023	August 31, 2022
Retained earnings not available for distribution	$8,971	$8,648

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
On August 5, 2022, PriceSmart received notice from Click USA Inc. and Aeropost, Inc. alleging that PriceSmart had breached certain provisions of a Stock Purchase Agreement between PriceSmart and Click USA, Inc. dated October 1, 2021, concerning the sale of Aeropost, Inc. to Click USA Inc. In this notice, Click USA Inc. and Aeropost, Inc. allege that PriceSmart made inaccurate or incomplete representations and warranties relating to Aeropost, Inc.’s cyber security and the condition of its IT systems in connection with the sale. Click USA Inc. and Aeropost, Inc. further asserted that, in or around April 2022, Aeropost, Inc. suffered cyberattacks, and they seek to hold PriceSmart liable for some amount of damages due to alleged losses directly relating to the cyberattacks as well as due to possible third-party claims as a result of the cyber-attacks. The notice suggested that aggregate losses attributable to these losses and future claims could exceed $3.0 million. On October 17, 2022, PriceSmart received a letter from Click USA Inc. supplementing its August 5, 2022 notice with additional information concerning Click USA Inc.’s direct losses and the existence or likelihood of third-party claims and potential related losses. Click USA Inc.’s letter estimates its total losses for direct and third-party claims at $2.9 million. Per the express terms of the agreement, the maximum amount of all losses for which PriceSmart may be liable for claims arising out of allegations concerning the above-referenced representations and warranties is $4.0 million. In its October 17, 2022 letter, Click USA Inc. notified PriceSmart of a separate and unrelated claim for breach of representations and warranties in the Stock Purchase Agreement relating to the alleged misclassification of an employee in Costa Rica. Click USA Inc. alleges that the amount of possible loss relating to this claim is approximately $300,000. PriceSmart intends to vigorously defend itself against all of Click USA Inc.’s claims and, as such, we have concluded that a loss related to this matter is not probable and any potential loss is not reasonably estimable; therefore, we have not accrued a liability for this matter.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Income Taxes
For interim reporting, the Company uses an estimated annual effective tax rate (AETR) to calculate income tax expense. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating its ability to recover deferred tax assets in the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).
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
The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the six months ended February 28, 2023.
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of February 28, 2023 and August 31, 2022, the Company has recorded within other accrued expenses and other current liabilities a total of $1.4 million and $1.1 million, respectively, for various non-income tax related tax contingencies.
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
In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.3 million and $11.0 million, as of February 28, 2023 and August 31, 2022, respectively, and deferred tax assets of $4.0 million and $3.5 million as of February 28, 2023 and August 31, 2022, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Other Commitments
The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 28, 2023 and August 31, 2022, the Company had approximately $14.4 million and $16.5 million, respectively, in contractual obligations for construction services not yet rendered.
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of February 28, 2023, the Company had entered into three land purchase agreements that, if completed, would result in the use of approximately $10.6 million in cash. Lastly, the Company has one lease option agreement for one additional warehouse club. One of the land purchase agreements and the lease option described above were executed after February 28, 2023, but prior to issuance of these financial statements. Refer to "Note 10 – Subsequent Events" for more information.
The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 28, 2023 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(96)	$6,922	$99	$7,021
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	109	3,538	785	4,323
Total		$6,809	$3,638	$13	$10,460	$884	$11,344
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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2023 - Committed	$75,000	$—	$151	$74,849	—%
February 28, 2023 - Uncommitted	91,000	10,133	—	80,867	12.7
February 28, 2023 - Total	$166,000	$10,133	$151	$155,716	12.7%

August 31, 2022 - Committed	$75,000	—	73	$74,927	—%
August 31, 2022 - Uncommitted	91,000	10,608	—	80,392	5.3
August 31, 2022 - Total	$166,000	$10,608	$73	$155,319	5.3%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
As of February 28, 2023 and August 31, 2022, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the six months ended February 28, 2023:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2022	$33,715	$103,556	$137,271	(1)
Proceeds from long-term debt incurred during the period:
Guatemala subsidiary	—	12,454	12,454
Barbados subsidiary	—	7,460	7,460
Honduras subsidiary	1,002	12,796	13,798
Total proceeds from long-term debt incurred during the period	1,002	32,710	33,712
Repayments of long-term debt:	(8,175)	(8,819)	(16,994)
Reclassifications of long-term debt due in the next 12 months	868	(868)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	11	(196)	(185)
Balances as of February 28, 2023	$27,421	$126,383	$153,804	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $155.6 million. The carrying amount of cash assets assigned as collateral for these loans was $5.3 million.
(2)These foreign currency translation adjustments are recorded within Other comprehensive income (loss).
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $172.0 million. The carrying amount of cash assets assigned as collateral for these loans was $4.4 million.
As of February 28, 2023 and August 31, 2022, the Company had approximately $102.9 million and $110.7 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28,	Amount
2024	$27,421
2025	37,926
2026	15,534
2027	13,288
2028	43,483
Thereafter	16,152
Total	$153,804

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Cash Flow Hedges
As of February 28, 2023, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2023:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	26-Sep-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	3.00%	10.35%	24th day of each December, March, June and September beginning December 26, 2022	September 26, 2022 - September 24, 2024
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June and September beginning March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Panama subsidiary	25-Jun-18	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$14,625,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 3.0%	5.99%	23rd day of each month beginning on July 23, 2018	June 25, 2018 - March 23, 2023
PriceSmart, Inc.	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 3-month Libor plus 1.70%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
For the three and six months ended February 28, 2023 and February 28, 2022, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the three months ended February 28, 2023	$1,327	$190	$1,517
Interest expense for the three months ended February 28, 2022	$544	$908	$1,452
Interest expense for the six months ended, February 28, 2023	$2,430	$537	$2,967
Interest expense for the six months ended February 28, 2022	$1,101	$1,757	$2,858
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	February 28, 2023	August 31, 2022
Union Bank	$30,706	$31,344
Citibank N.A.	57,263	66,353
Scotiabank	7,875	8,625
Total	$95,844	$106,322
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		February 28, 2023			August 31, 2022
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$41	$(11)	$30	$2,736	$(348)	$2,388
Cross-currency interest rate swaps	Other non-current assets	13,550	(4,742)	8,808	10,289	(4,559)	5,730
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(82)	25	(57)
Interest rate swaps	Other non-current assets	2,444	(540)	1,904	1,596	(6)	1,590
Net fair value of derivatives designated as hedging instruments		$16,035	$(5,293)	$10,742	$14,539	$(4,888)	$9,651

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of February 28, 2023:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Scotiabank Colpatria, S.A.	Colombia	11-Jan-2023 - 17-Feb-2023	Forward foreign exchange contracts (USD)	$3,500	17-Apr-2023 - 14-Nov-2023
Citibank, N.A. ("Citi")	Colombia	18-Jan-2023 - 23-Feb-2023	Forward foreign exchange contracts (USD)	$6,000	19-May-2023 - 16-Nov-2023
Banco Ficohsa	Honduras	22-Feb-2023 - 28-Feb-2023	Forward foreign exchange contracts (USD)	$5,000	1-Mar-2023 - 7-Mar-2023
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and six month periods ended February 28, 2023 and February 28, 2022.
NOTE 9 – SEGMENTS
The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 50 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended February 28, 2023
Revenue from external customers	$6,882	$694,210	$332,306	$108,791	$—	$1,142,189
Intersegment revenues	365,177	6,801	1,137	1,175	(374,290)	—
Depreciation, Property and equipment	1,478	8,925	4,792	2,299	—	17,494
Amortization, Intangibles	381	—	—	—	—	381
Operating income (loss)	6,964	56,633	25,474	4,662	(39,933)	53,800
Net income (loss) attributable to PriceSmart, Inc.	1,279	46,442	20,424	3,135	(39,933)	31,347
Capital expenditures, net	3,338	16,067	3,968	5,031	—	28,404

Six Months Ended February 28, 2023
Revenue from external customers	$17,340	$1,323,289	$639,831	$216,535	$—	$2,196,995
Intersegment revenues	772,817	13,383	2,651	1,880	(790,731)	—
Depreciation, Property and equipment	2,856	17,724	9,423	4,675	—	34,678
Amortization, Intangibles	765	—	—	—	—	765
Operating income (loss)	20,556	106,763	49,977	9,530	(77,499)	109,327
Net income (loss) attributable to PriceSmart, Inc.	7,104	88,448	39,708	6,491	(77,499)	64,252
Long-lived assets (other than deferred tax assets)	74,226	524,474	209,684	169,934	—	978,318
Goodwill	8,981	24,149	10,055	—	—	43,185
Total assets	221,076	959,064	474,637	231,395	—	1,886,172
Capital expenditures, net	8,829	28,311	7,369	9,314	—	53,823

Three Months Ended February 28, 2022
Revenue from external customers	$8,722	$614,381	$293,680	$121,774	$—	$1,038,557
Intersegment revenues	372,536	5,030	1,333	779	(379,678)	—
Depreciation, Property and equipment	1,541	8,598	4,023	2,556	—	16,718
Amortization, Intangibles	380	—	—	—	—	380
Operating income (loss)	8,299	46,052	21,755	6,124	(33,908)	48,322
Net income (loss) attributable to PriceSmart, Inc.	3,176	38,750	17,624	5,819	(33,908)	31,461
Capital expenditures, net	1,298	13,361	14,974	3,702	—	33,335

Six Months Ended February 28, 2022
Revenue from external customers	$22,706	$1,185,885	$566,168	$239,154	$—	$2,013,913
Intersegment revenues	786,879	10,028	2,777	1,601	(801,285)	—
Depreciation, Property and equipment	2,006	16,898	8,041	4,920	—	31,865
Amortization, Intangibles	836	—	—	—	—	836
Operating income (loss)	14,556	89,431	41,633	12,502	(63,783)	94,339
Net income (loss) attributable to PriceSmart, Inc.	6,548	74,650	34,074	10,502	(63,802)	61,972
Long-lived assets (other than deferred tax assets)	75,543	497,585	212,418	176,911	—	962,457
Goodwill	8,982	24,309	10,043	—	—	43,334
Total assets	191,677	860,718	463,236	257,699	—	1,773,330
Capital expenditures, net	3,207	26,051	22,047	16,085	—	67,390

As of August 31, 2022
Long-lived assets (other than deferred tax assets)	$71,743	$498,204	$218,021	$175,194	$—	$963,162
Goodwill	8,981	24,250	10,072	—	—	43,303
Investment in unconsolidated affiliates	—	10,534	—	—	—	10,534
Total assets	230,411	867,898	474,411	235,680	—	1,808,400
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of February 28, 2023 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.
On March 10, 2023, the Company executed a lease agreement for land in Escuintla, Guatemala for the purpose of constructing a new warehouse club, which it expects to open in the fall of 2023. The lease agreement will result in the recognition of a lease liability and right-of-use asset of approximately $1.5 million.
On March 31, 2023, the Company executed a purchase agreement for land in Santa Ana, El Salvador for the purpose of constructing a new warehouse club, which it expects to open in early 2024.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the risks detailed in this Quarterly Report under the heading “Part II. Item 1A. Risk Factors” and in the Annual Report on Form 10-K under the heading “Part I. Item 1A. Risk Factors” and “Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on October 31, 2022. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
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

Membership is a key characteristic of warehouse clubs. As of February 28, 2023, PriceSmart had almost 1.8 million membership accounts. Our Diamond Members generally pay an annual membership fee of approximately $35 and our Platinum Members generally pay $75 per year, in exchange for an annual 2% cash-back rebate. These membership fees are applied to lowering the price of the products we sell. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

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

PriceSmart also offers an extensive selection of its own private label products under the brand “Member’s Selection®”. The Member’s Selection® brand provides our Members with high quality private label merchandise at prices lower than the comparable national brands. Similar to other warehouse clubs, PriceSmart has food courts at all locations with the traditional selection of hot dogs and pizza, along with other items. Unique to many of our PriceSmart clubs are our coffee bars selling coffee and coffee specialties, with coffee sourced from the coffee growing regions in our markets. PriceSmart also offers an extensive line of bakery products, which are produced by our bakeries.

Our warehouse clubs range in sales floor size from approximately 30,000 to 60,000 square feet. Our larger clubs are typically located in and around densely populated major cities that include a large penetration of consumers with significant disposable income. Our smaller clubs tend to be in areas with less population density, but where there are significant opportunities to serve the population and supply and support businesses. We also operate smaller format clubs in urban areas where it is difficult to secure sufficient real estate at a reasonable cost. However, for future clubs with a smaller physical footprint, beginning with our San Miguel, El Salvador Club, we have redesigned the layout in order to accommodate a similar number of selling pallet positions as our larger clubs.
We strategically invest in technology to enhance Member experience and convenience. We believe technology allows us to access valuable data that supports our ability to increase efficiencies and gain important insights about our Members and their shopping preferences. We now provide digital membership and auto-renewal for the convenience of our Members. Additionally, technology is fundamental to providing a platform for our members to shop online.

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

We do not currently face direct competition from U.S. membership warehouse club operators in our markets. However, we do face competition from various local and international retail formats such as hypermarkets, supermarkets, cash and carry outlets, hard discounters, home improvement centers, electronic retailers, specialty stores, convenience stores, traditional wholesale distribution and online sales.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of February 28, 2022	Number of Warehouse Clubs in Operation as of February 28, 2023	Anticipated Warehouse Club Openings in Calendar Year 2023	Anticipated Warehouse Club Openings in Calendar Year 2024
Colombia	9	9	1	—
Costa Rica	8	8	—	—
Panama	7	7	—	—
Dominican Republic	5	5	—	—
Guatemala	5	5	1	—
Trinidad	4	4	—	—
Honduras	3	3	—	—
El Salvador	2	2	1	1
Nicaragua	2	2	—	—
Jamaica	1	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	49	50	3	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We are currently constructing a warehouse club in the Hacienda San Andrés area of San Miguel, El Salvador, approximately 100 miles east of the capital city San Salvador, which is anticipated to open in May 2023. It will be our third club in El Salvador. We have also purchased land and plan to open our fourth warehouse club in El Salvador, located in Santa Ana, approximately 40 miles west from the nearest club in the capital of San Salvador. The club will be built on a five-acre property and is anticipated to open in early 2024. In addition, we are proceeding with the construction of a warehouse club in the affluent El Poblado area of Medellín, Colombia. We expect to open this warehouse club, which will be our second club in Medellín and the Company’s tenth warehouse club in Colombia, in 2023. We have recently leased land and have plans to open our sixth warehouse club in Guatemala, located in Escuintla, approximately 40 miles south of the nearest club in the capital of Guatemala City. The club will be built on a five-acre property and is anticipated to open in the fall of 2023. Once these four new clubs are open, we will operate 54 warehouse clubs.

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

During the second quarter of fiscal year 2023, inflation in all of our markets and devaluations of foreign currency, especially in Colombia, were significant headwinds. However, some markets, especially Costa Rica, benefited from currency appreciation which off-set most of the currency devaluations experienced in our other countries. Substantial product cost increases due to inflation or commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events directly or indirectly related to COVID-19 have resulted in market and supply-chain disruptions. These factors have increased the complexity of managing our inventory flow and business; however, during the first six months of fiscal year 2023, we saw a general improvement in transit days and a reduction in freight rates of our shipping containers. We are working to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased throughput, and provided flexibility to mitigate our supply-chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first six months of fiscal year 2023 and 2022, approximately 78.8% and 77.9%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.9% and 48.7% consisted of sales of products we purchased in U.S. dollars for each period, respectively.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Our Colombia market has experienced a foreign currency devaluation against the U.S. dollar of approximately 23% as of February 28, 2023 compared to February 28, 2022. Raising prices to keep pace with inflation and offset currency devaluations can increase the effective cost of imported merchandise to the Member and negatively impact sales volume. As a result, beginning later in the second quarter of fiscal year 2023, we strategically held pricing steady on certain commodity and high volume items in our U.S. Foods and U.S. Fresh categories imported to Colombia, instead of increasing the prices to reflect the rising costs of these items. We expect that this action will begin to adversely impact our total gross margin percentage for our Colombia segment and our Company overall. We see Colombia as a key market for growth, and we believe this strategy will enable us to provide value for the Member during a particularly difficult economic period of high inflation and significant currency devaluation. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”
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

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity), particularly in Trinidad. This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradeable currencies. Our balance as of February 28, 2023 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $14.7 million, a decrease of $85.8 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.

Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S. style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. The annual membership fee enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services and, meanwhile, enhance Member experience and engagement.
Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and number of parking spaces in our high-volume locations. For instance, we are currently remodeling and expanding one of our clubs in San Salvador, El Salvador. We continue to pursue warehouse club growth opportunities in our markets and to assess opportunities in new markets. Currently our pipeline of new clubs includes plans to open two warehouse clubs in El Salvador, one located in San Miguel and the other in Santa Ana, which we expect to open in May 2023 and in early 2024, respectively. Currently under construction is our second warehouse club in Medellin, Colombia, which we expect to open before the close of calendar year 2023. Additionally, we plan to open our sixth warehouse club in Guatemala, located in Escuintla, which we expect to open in the fall of 2023. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution activities in our other markets. Based on our experience with our Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. Distribution centers are also strategically important in providing the infrastructure to support PriceSmart.com online sales to both our business and our family Members. In addition to major distribution centers, PriceSmart has been investing in what we call Produce Distribution Centers, which enable us to purchase, process and package produce directly from farms both in our markets, as well as for imported produce.

II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart through sales, services, and convenience. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we expect to see growth in the number of Members, which drives Membership income and Merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services, such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the Member and additional members of their families and deeply discounted eyeglass frames, Audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, Pharmacy, which provides a significant convenience to our Members. Another way we enhance Membership value is through our private label offering, “Member’s Selection®,” a brand that is available only to PriceSmart Members. We believe the Member’s Selection® brand carries goodwill and is recognized in our markets for value. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. During the first six months of fiscal 2023, our private label sales represented 25.9% of total merchandise sales, up from 23.5% for fiscal year 2022, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.
III.Drive Incremental sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality of PriceSmart.com and to expand our product offerings and related content available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering also provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the increasingly dynamic environment we are in.
Financial highlights for the second quarter of fiscal year 2023 included:
•Total revenues increased 10.0% over the comparable prior year period.
•Net merchandise sales increased 10.3% over the comparable prior year period. We ended the quarter with 50 warehouse clubs compared to 49 warehouse clubs at the end of the second quarter of fiscal year 2022. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 0.2% versus the same three-month period in the prior year.
•Comparable net merchandise sales (that is, sales in the 49 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended March 5, 2023 increased 8.5%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 0.2%.
•Membership income for the second quarter of fiscal year 2023 increased 7.3% to $16.2 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 12.8% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16.0%, an increase of 40 basis points or 0.4% from the same period in the prior year.
•Selling, general and administrative expenses increased 12.4% primarily due to a one-time $7.7 million severance charge for the departure of the Company's former Chief Executive Officer.
•Operating income for the second quarter of fiscal year 2023 was $53.8 million, an increase of 11.3%, or $5.5 million, compared to the second quarter of fiscal year 2022.
•We recorded a $5.3 million net loss in other income (expense), net primarily from currency transactions in the second quarter of fiscal year 2023 compared to a $0.8 million net currency loss primarily from currency transactions in the same period last year.

•Our effective tax rate increased in the second quarter of fiscal year 2023 to 34.0% from 31.0% in the second quarter of fiscal year 2022. The increase in the effective tax rate is primarily related to separation costs associated with the departure of our former Chief Executive Officer.
•Net income attributable to PriceSmart for the second quarter of fiscal year 2023 was $31.3 million, or $1.02 per diluted share, compared to $31.5 million, or $1.03 per diluted share, in the second quarter of fiscal year 2022.
•Adjusted net income for the second quarter of fiscal year 2023 was $38.5 million, or an adjusted $1.25 per diluted share, compared to $31.5 million, or $1.03 per diluted share, in the second quarter of fiscal year 2022.
Financial highlights for the six months ended February 28, 2023 included:
•Total revenues increased 9.1% over the comparable prior year period.
•Net merchandise sales increased 9.5% over the comparable prior year period. We ended the first six months of fiscal 2023 with 50 warehouse clubs compared to 49 warehouse clubs at the end of the second quarter of fiscal 2022. Foreign currency exchange rate fluctuations impacted net merchandise sales negatively by 1.2% versus the comparable six-month period.
•Comparable net merchandise sales (that is, sales in the 49 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 26 weeks ended March 5, 2023 increased 6.8%. Foreign currency exchange rate fluctuations impacted comparable net merchandise sales negatively by 1.1%.
•Membership income increased 7.4% to $32.1 million.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.6% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16.1%, an increase of 30 basis points or 0.3% from the same period in the prior year.
•Selling, general and administrative expenses increased 8.7% primarily due to a one-time $7.7 million severance charge for the departure of the Company's former Chief Executive Officer.
•Operating income was $109.3 million, an increase of 15.9%, or $15.0 million, compared to the first six months of fiscal 2022.
•We recorded a $9.9 million net loss in other income (expense) primarily from currency transactions in the current six-month period compared to a $0.6 million net gain primarily from the disposal of Aeropost in the same period last year.
•Our effective tax rate increased for the first six months of fiscal year 2023 to 33.7% from 32.6% in the first six months of fiscal 2022, primarily related to separation costs associated with the departure of our former Chief Executive Officer.
•Net income attributable to PriceSmart for the first six months of fiscal year 2023 was $64.3 million, or $2.07 per diluted share, compared to $62.0 million, or $2.01 per diluted share, in the comparable prior year period.
•Adjusted net income for the first six months of fiscal year 2023 was $71.4 million, or an adjusted $2.30 per diluted share, compared to adjusted net income of $60.5 million, or an adjusted $1.96 per diluted share, in the comparable prior year period.
Non – GAAP (Generally Accepted Accounting Principles) Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. GAAP (Generally Accepted Accounting Principles). In addition to relevant GAAP measures, we also provide non-GAAP measures including adjusted net income and adjusted net income per diluted share because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP. In addition, adjusted net income and adjusted net income per diluted share may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted Net Income
The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income, as reported, adjusted for: separation costs associated with the departure of our former Chief Executive Officer, gain on the sale of our Aeropost subsidiary and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net income as reported	$31,347	$31,461	$64,252	$61,972
Adjustments:
Separation costs associated with Chief Executive Officer departure (1)	7,747	—	7,747	—
Gain on sale of Aeropost subsidiary (2)	—	—	—	(2,736)
Tax impact of adjustments to net income (3)	(550)	—	(550)	1,280
Adjusted net income	$38,544	$31,461	$71,449	$60,516

Net income per diluted share	$1.02	$1.03	$2.07	$2.01
Separation costs associated with Chief Executive Officer departure (4)	0.23	—	0.23	—
Gain on sale of Aeropost subsidiary (5)	—	—	—	(0.05)
Adjusted net income per diluted share	$1.25	$1.03	$2.30	$1.96
(1)     Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(2)     Reflects a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021.
(3)     Reflects the tax effect for the impact of separation costs associated with the departure of our former Chief Executive Officer and the gain on sale of Aeropost subsidiary.
(4)     The separation costs associated with Chief Executive Officer departure, net of tax, reduced net income per diluted share by $0.23 in the second quarter of fiscal 2023.
(5)    The gain from the sale of Aeropost, net of tax, contributed $0.05 to net income per diluted share in the first quarter of fiscal 2022.
COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022
The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2023 with the three-month and six month-periods ended on February 28, 2022 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six months ended February 28, 2023 and February 28, 2022:

	Three Months Ended
	February 28, 2023				February 28, 2022
	Amount	% of net sales	Increase/ (Decrease) from prior year	Change	Amount	% of net sales
Central America	$681,667	61.1%	$78,630	13.0%	$603,037	59.6%
Caribbean	327,754	29.4	38,323	13.2	289,431	28.6
Colombia	106,578	9.5	(12,850)	(10.8)	119,428	11.8
Net merchandise sales	$1,115,999	100.0%	$104,103	10.3%	$1,011,896	100.0%

	Six Months Ended
	February 28, 2023				February 28, 2022
	Amount	% of net sales	Increase/ (Decrease) from prior year	Change	Amount	% of net sales
Central America	$1,298,719	60.6%	$135,086	11.6%	$1,163,633	59.5%
Caribbean	630,618	29.5	72,854	13.1	557,764	28.5
Colombia	212,125	9.9	(22,417)	(9.6)	234,542	12.0
Net merchandise sales	$2,141,462	100.0%	$185,523	9.5%	$1,955,939	100.0%
Comparison of Three and Six Months Ended February 28, 2023 and 2022
Overall, total net merchandise sales grew 10.3% for the second quarter and 9.5% for the six-month period ended February 28, 2023. The second quarter increase resulted from a 3.8% increase in transactions and a 6.2% increase in average ticket. For the six-month period, the increase resulted from a 3.4% increase in transactions and a 5.9% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs and PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 50 clubs in operation as of February 28, 2023 compared to 49 clubs as of February 28, 2022.
Net merchandise sales in our Central America segment increased 13.0% and 11.6% for the second quarter and six-months ended February 28, 2023, respectively. These increases had a 780 basis point (7.8%) and 690 basis point (6.9%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the three and six-month periods ended February 28, 2023.
Net merchandise sales in our Caribbean segment increased 13.2% and 13.1%, respectively, for the second quarter and the six-months ended February 28, 2023. The increase for the quarter had a 380 basis point (3.8%) positive impact on net merchandise sales growth and the increase for the six-months had a 370 basis point (3.7%) positive impact on net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth. We added one new club to the segment when compared to the comparable prior-year period. We opened our second warehouse club in Jamaica in April 2022.
Net merchandise sales in our Colombia segment decreased 10.8% and 9.6% for the second quarter and the six-months ended February 28, 2023, respectively. This decrease had a 130 basis point (1.3%) and 110 basis point (1.1%) negative impact on total net merchandise sales growth. The primary driver of the decreased revenue for the quarter was due to the significant devaluation of the Colombian peso during the current fiscal year, which has negatively impacted sales in the second quarter of fiscal year 2023.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six-month period ended February 28, 2023. The term “currency exchange rates” refers to the currency exchange rates we use to convert net merchandise and comparable net merchandise sales for all countries where the functional currency is not the U.S. dollar into U.S. dollars. We calculate the effect of changes in currency exchange rates as the difference between current period activities translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We believe the disclosure of the effects of currency exchange rate fluctuations on our results permits investors to understand better the Company’s underlying performance.

	Currency Exchange Rate Fluctuations for the Three months Ended February 28, 2023
	Amount	% change
Central America	$16,245	2.6%
Caribbean	2,952	1.0
Colombia	(21,513)	(18.1)
Net merchandise sales	$(2,316)	(0.2)%

	Currency Exchange Rate Fluctuations for the Six Months Ended February 28, 2023
	Amount	% change
Central America	$13,933	1.2%
Caribbean	7,615	1.4
Colombia	(45,082)	(19.3)
Net merchandise sales	$(23,534)	(1.2)%
Overall, the effects of currency fluctuations within our markets had approximately $2.3 million and $23.5 million, or 20 basis point (0.2%) and 120 basis points (1.2%), negative impact on net merchandise sales for the quarter and six-months ended February 28, 2023, respectively.
Currency fluctuations had a $16.2 million and $13.9 million, or 260 basis point (2.6%) and 120 basis point (1.2%), positive impact on net merchandise sales in our Central America segment for the quarter and six-months ended February 28, 2023. These currency fluctuations contributed approximately 140 basis points (1.4%) and 70 basis points (0.7%) of the positive impact on net merchandise sales for the quarter and six-months ended February 28, 2023. The Costa Rica Colón appreciated significantly against the dollar as compared to the same three-month and six-month period a year ago, and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $3.0 million and $7.6 million, or 100 basis point (1.0%) and 140 basis point (1.4%), positive impact on net merchandise sales in our Caribbean segment for the quarter and six-months ended February 28, 2023. These currency fluctuations contributed approximately 30 basis points (0.3%) and 40 basis points (0.4%) of positive impact on total net merchandise sales, respectively. This positive impact was primarily driven by the appreciation of the Dominican Peso as compared to the same three-month and six-month period a year ago.
Currency fluctuations had a $21.5 million and $45.1 million, or 1,810 basis point (18.1%) and 1,930 basis point (19.3%), negative impact on net merchandise sales in our Colombia segment for the quarter and six-months ended February 28, 2023. These currency fluctuations contributed approximately 190 basis points (1.9%) and 230 basis points (2.3%) of the total negative impact on total net merchandise sales for the quarter and six-months ended February 28, 2023.

Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during fiscal year 2022 will not be used in the calculation of comparable sales until it has been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 49 warehouse clubs for the thirteen-week period ended March 5, 2023.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and twenty-six week periods ended March 5, 2023 and February 27, 2022 compared to the prior year:

	Thirteen Weeks Ended
	March 5, 2023	February 27, 2022
	% Increase/(Decrease) in comparable net merchandise sales	% Increase in comparable net merchandise sales
Central America	13.1%	10.6%
Caribbean	6.9	13.1
Colombia	(10.6)	1.7
Consolidated comparable net merchandise sales	8.5%	10.3%

	Twenty-Six Weeks Ended
	March 5, 2023	February 27, 2022
	% Increase/(Decrease) in comparable net merchandise sales	% Increase/(Decrease) in comparable net merchandise sales
Central America	10.6%	12.3%
Caribbean	6.8	9.1
Colombia	(11.9)	(0.5)
Consolidated comparable net merchandise sales	6.8%	9.9%
Comparison of Thirteen and Twenty-Six-Week Periods Ended March 5, 2023 and February 27, 2022
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended March 5, 2023 increased 8.5%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six week period ended March 5, 2023 increased 6.8%.
Comparable net merchandise sales in our Central America segment increased 13.1% and 10.6% for the thirteen-week and twenty-six week periods ended March 5, 2023, respectively. All of our markets in Central America had positive comparable net merchandise sales growth for the thirteen-week and twenty-six week periods ended March 5, 2023. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 770 basis points (7.7%) and 630 basis points (6.3%) of positive impact in total comparable merchandise sales for the thirteen-week and twenty-six week periods ended March 5, 2023, respectively.

Comparable net merchandise sales in our Caribbean segment increased 6.9% and 6.8% for the thirteen-week and twenty-six week periods ended March 5, 2023. These increases contributed approximately 200 basis points (2.0%) and 190 basis points (1.9%) of positive impact on total comparable merchandise sales for the thirteen-week and twenty-six week periods ended March 5, 2023, respectively.
Our Dominican Republic market continued its strong performance in the thirteen-week and twenty-six week periods ended March 5, 2023, with 15.1% and 17.1% comparable net merchandise sales growth, respectively. This strong performance was offset by our Jamaica market, which declined in comparable net merchandise sales by 5.0% and 6.0% for the thirteen-week and twenty-six week periods ended March 5, 2023, respectively, due to sales transfers from the existing club included in the comparable net merchandise sales calculation to the new club not included in the calculation.
Comparable net merchandise sales in our Colombia segment decreased 10.6% and 11.9% for the thirteen-week and twenty-six week periods ended March 5, 2023, respectively. These decreases contributed approximately 120 basis points (1.2%) and 140 basis points (1.4%) of negative impact in total comparable merchandise sales for the thirteen-week and twenty-six week periods ended March 5, 2023, respectively. The decrease in Colombia during the thirteen-week and twenty-six week period was primarily due to the foreign currency devaluation.
The following tables illustrate the impact that changes in foreign currency exchange rates had on our comparable merchandise sales in dollars and the percentage change for the thirteen-week and twenty-six week periods ended March 5, 2023:

	Currency Exchange Rate Fluctuations for the Thirteen Weeks Ended March 5, 2023
	Amount	% change
Central America	$16,846	2.8%
Caribbean	2,667	0.9
Colombia	(21,292)	(18.2)
Consolidated comparable net merchandise sales	$(1,779)	(0.2)%

	Currency Exchange Rate Fluctuations for the Twenty-Six Weeks Ended March 5, 2023
	Amount	% change
Central America	$15,305	1.3%
Caribbean	7,445	1.4
Colombia	(44,055)	(18.9)
Consolidated comparable net merchandise sales	$(21,305)	(1.1)%
Overall, the mix of currency fluctuations within our markets had an approximately $1.8 million and $21.3 million, or 20 basis point (0.2%) and 110 basis point (1.1%), negative impact on comparable net merchandise sales for the thirteen and twenty-six week periods ended March 5, 2023.
Currency fluctuations within our Central America segment accounted for approximately 190 basis points (1.9%) and 80 basis points (0.8%) of positive impact on total comparable merchandise sales for the thirteen and twenty-six week period, respectively. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same periods last year.
Currency fluctuations within our Caribbean segment accounted for approximately 30 basis points (0.3%) and 40 basis points (0.4%) of positive impact on total comparable merchandise sales for the thirteen and twenty-six week period, respectively. Our Dominican Republic, Jamaica, and Trinidad markets all experienced currency appreciation.

Currency fluctuations within our Colombia segment accounted for approximately 240 basis points (2.4%) and 230 basis points (2.3%) of negative impact on total comparable merchandise sales for the thirteen and twenty-six week period, respectively. This reflects the devaluation of the Colombian peso when compared to the same periods a year ago.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	February 28, 2023				February 28, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$9,854	$874	9.7%	1.4%	$8,980
Membership income - Caribbean	4,338	344	8.6	1.3	3,994
Membership income - Colombia	1,984	(113)	(5.4)	1.9	2,097
Membership income - Total	$16,176	$1,105	7.3%	1.4%	$15,071

	Six Months Ended
	February 28, 2023				February 28, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$19,379	$1,624	9.1%	1.5%	$17,755
Membership income - Caribbean	8,753	786	9.9	1.4	7,967
Membership income - Colombia	3,939	(201)	(4.9)	1.9	4,140
Membership income - Total	$32,071	$2,209	7.4%	1.5%	$29,862

Number of accounts - Central America	967,406	36,890	4.0%		930,516
Number of accounts - Caribbean	460,855	23,790	5.4		437,065
Number of accounts - Colombia	339,295	(5,213)	(1.5)		344,508
Number of accounts - Total	1,767,556	55,467	3.2%		1,712,089
Comparison of Three and Six Months Ended February 28, 2023
The number of member accounts as of February 28, 2023 was 3.2% higher than the number of accounts as of February 28, 2022. Membership income increased 7.3% and 7.4% over the three and six-month periods ended February 28, 2023, respectively, compared to the same prior-year periods.
Membership income increased in our Central America and Caribbean segments and decreased in our Colombia segment in the three and six-month periods ended February 28, 2023. The consolidated increase in membership income is due to an increase in the membership base since the comparable prior year period. Since August 31, 2022, our Central America and Caribbean segments have increased their membership base and our Colombia segment has faced a decline in its membership base. Inflation and significant foreign currency devaluation have adversely impacted our Members in that market.

We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 8.2% of our total membership base as of February 28, 2023, an increase from 6.8% as of February 28, 2022. Platinum Members tend to have higher renewal rates than our Diamond Members.
Our trailing twelve-month renewal rate was 88.0% and 89.8% for the periods ended February 28, 2023 and February 28, 2022, respectively.
Other Revenue
Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 28, 2023			February 28, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Miscellaneous income	$2,619	$349	15.4	$2,270
Rental income	513	(133)	(20.6)	646
Other revenue	$3,132	$216	7.4%	$2,916

	Six Months Ended
	February 28, 2023			February 28, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Non-merchandise revenue	$—	$(3,307)	(100.0)%	$3,307
Miscellaneous income	5,016	699	16.2	4,317
Rental income	1,106	(174)	(13.6)	1,280
Other revenue	$6,122	$(2,782)	(31.2)%	$8,904
Comparison of Three and Six Months Ended February 28, 2023 and February 28, 2022
The primary driver of the decrease in other revenue for the six-months ended February 28, 2023 was the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2023	February 28, 2022	Increase/ (Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,115,999	$1,011,896	$104,103
Total gross margin	$178,537	$158,263	$20,274
Total gross margin percentage	16.0%	15.6%	0.4%

Revenues
Total revenues	$1,142,189	$1,038,557	$103,632
Percentage change from prior period			10.0%

Comparable net merchandise sales
Total comparable net merchandise sales increase/(decrease)	8.5%	10.3%	(1.8)%

Total revenue margin
Total revenue margin	$198,164	$176,709	$21,455
Total revenue margin percentage	17.3%	17.0%	0.3%

Selling, general and administrative
Selling, general and administrative	$144,364	$128,387	$15,977
Selling, general and administrative percentage of total revenues	12.6%	12.4%	0.2%

	Three Months Ended
Results of Operations Consolidated	February 28, 2023	% of Total Revenue	February 28, 2022	% of Total Revenue
Operating income- by segment
Central America	$56,633	5.0%	$46,052	4.4%
Caribbean	25,474	2.2	21,755	2.1
Colombia	4,662	0.4	6,124	0.6
United States	6,964	0.6	8,299	0.8
Reconciling Items (1)	(39,933)	(3.5)	(33,908)	(3.3)
Operating income - Total	$53,800	4.7%	$48,322	4.7%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 28, 2023	February 28, 2022	Increase/ (Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,141,462	$1,955,939	$185,523
Total gross margin	$344,932	$309,113	$35,819
Total gross margin percentage	16.1%	15.8%	0.3%

Revenues
Total revenues	$2,196,995	$2,013,913	$183,082
Percentage change from comparable period			9.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase/(decrease)	6.8%	9.9%	(3.1)%

Total revenue margin
Total revenue margin	$383,913	$346,996	$36,917
Total revenue margin percentage	17.5%	17.2%	0.3%

Selling, general and administrative
Selling, general and administrative	$274,586	$252,657	$21,929
Selling, general and administrative percentage of total revenues	12.5%	12.5%	—%

Warehouse clubs
Warehouse clubs at period end	50	49	1
Warehouse club sales floor square feet at period end	2,484	2,438	46

	Six Months Ended
Results of Operations Consolidated	February 28, 2023	% of Total Revenue	February 28, 2022	% of Total Revenue
Operating income- by segment
Central America	$106,763	4.9%	$89,431	4.4%
Caribbean	49,977	2.3	41,633	2.1
Colombia	9,530	0.4	12,502	0.6
United States	20,556	0.9	14,556	0.7
Reconciling Items (1)	(77,499)	(3.5)	(63,783)	(3.2)
Operating income - Total	$109,327	5.0%	$94,339	4.6%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.
The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	February 28, 2023	% of Total Revenue	February 28, 2022	% of Total Revenue
Warehouse club and other operations	$103,630	9.1%	$93,993	9.1%
General and administrative	32,759	2.8	33,951	3.3
Separation costs associated with Chief Executive Officer departure	7,747	0.7	—	—
Pre-opening expenses	89	—	130	—
Loss on disposal of assets	139	—	313	—
Total Selling, general and administrative	$144,364	12.6%	$128,387	12.4%

	Six Months Ended
	February 28, 2023	% of Total Revenue	February 28, 2022	% of Total Revenue
Warehouse club and other operations	$200,522	9.1%	$185,189	9.2%
General and administrative	65,931	3.0	65,644	3.3
Separation costs associated with Chief Executive Officer departure	7,747	0.4	—	—
Pre-opening expenses	89	—	1,100	—
Loss on disposal of assets	297	—	724	—
Total Selling, general and administrative	$274,586	12.5%	$252,657	12.5%
Comparison of Three and Six Months Ended February 28, 2023 and February 28, 2022
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin percentage for the three and six months ended February 28, 2023 was 16.0% and 16.1%, 40 basis points (0.4%) and 30 basis points (0.3%) higher than the comparable prior year period, respectively. This increase was primarily due to general margin improvement across most of our sales categories, particularly from our other business services, such as our food services and bakery, and improved front end margin.

We anticipate a decrease in the Total Gross Margin rate for both the third and fourth quarters of fiscal year 2023, when compared to the first two quarters of the fiscal year. This decrease is due to the elimination of our COVID premium and reduction in our Trinidad foreign currency exchange premium, as well as an expected margin decrease in Colombia. In Colombia we have determined not to increase the sales price on select items on which our costs have increased in an effort to reduce the cost burden to our Members in this market during this period of exceptionally high inflation and significant devaluation of the Colombian Peso. We are considering additional strategic pricing actions in Colombia.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased 30 basis points (0.3%) for the three months ended February 28, 2023 compared to the prior-year period, which is primarily the result of the higher total gross margin percentage of 40 basis points (0.4%). Total revenue margin increased 30 basis points (0.3%) for the six months ended February 28, 2023 compared to the prior-year period, which is primarily the result of higher total gross margin percentage of 30 basis points (0.3%).
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, separation costs associated with the Chief Executive Officer departure, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $16.0 million compared to the prior year, and increased as a percentage of total revenue, increasing by 20 basis points (0.2%) to 12.6% of total revenue for the second quarter of fiscal year 2023 compared to 12.4% of total revenues for the second quarter of fiscal year 2022. Selling, general and administrative expenses increased $21.9 million compared to the prior year but remained unchanged as 12.5% of total revenue for the first six months of fiscal year 2023 and 2022.
Warehouse club and other operations expenses remained unchanged as 9.1% of total revenues for the second quarter of fiscal year 2023 and 2022.
Warehouse club and other operations expenses decreased to 9.1% of total revenues for the first six months of fiscal year 2023 compared to 9.2% for the prior-year period. This was primarily due to 10 basis points (0.1%) of lower operations expenses from our casillero and marketplace business due to the sale of Aeropost on October 1, 2021.
General and administrative expenses decreased to 2.8% of total revenues for the second quarter of fiscal year 2023 compared to 3.3% for the second quarter of fiscal year 2022. The 50 basis point (0.5%) decrease is primarily due to the leveraging of general and administrative expenses when compared to increased total revenues and the approximately $2.2 million, or $0.06 per diluted share, impact of compensation expense savings from the absence of compensation for our former Chief Executive Officer and our Interim Chief Executive Officer's election not to receive compensation.

General and administrative expenses decreased to 3.0% of total revenues for the first six months of fiscal year 2023 compared to 3.3% for the first six months of fiscal year 2022. The 30 basis point (0.3%) decrease is primarily due to the leveraging of general and administrative expenses.

    We recorded $7.7 million, or 70 basis points (0.7%) of total revenue, in the second quarter of fiscal year 2023 for separation and other related termination benefits for our former Chief Executive Officer who resigned effective February 3, 2023. Of this amount $4.2 million in net charges related to adjustments to non-cash stock-based compensation. All separation-related benefits in connection with our Chief Executive Officer’s departure have been accrued as of February 28, 2023. We do not expect any significant additional charges relating to her resignation in future periods. These costs, net of tax, negatively impacted earnings per share for the three and six-months ended February 28, 2023 by $0.23 per share.
On a go-forward basis, our Interim Chief Executive Officer has declined to receive compensation for his services during his term; therefore, we expect selling, general and administrative expenses will be positively impacted by $2.5 million of savings each quarter during his term, net of salary increases for other executives related to the change in leadership.
Operating income in the second quarter of fiscal year 2023 increased to $53.8 million (4.7% of total revenue) compared to $48.3 million (4.7% of total revenue) for the same period last year. This reflects the increase in total revenue margin of 30 basis points (0.3%), partially offset by a 20 basis point (0.2%) increase in deleveraging of selling, general and administrative expenses over the comparable prior-year period.
Operating income for the six months ended February 28, 2023 increased to $109.3 million (5.0% of total revenue) compared to $94.3 million (4.6% of total revenue) for the same period last year.

Interest Expense
Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse clubs and other operations, increase U.S. dollar liquidity in our Trinidad subsidiary and ongoing working capital requirements.

	Three Months Ended
	February 28, 2023		February 28, 2022
	Amount	Change	Amount
Interest expense on loans	$3,064	$1,261	$1,803
Interest expense related to hedging activity	190	(718)	908
Less: Capitalized interest	(440)	(167)	(273)
Net interest expense	$2,814	$376	$2,438

	Six Months Ended
	February 28, 2023		February 28, 2022
	Amount	Change	Amount
Interest expense on loans	$5,717	$2,577	$3,140
Interest expense related to hedging activity	537	(1,220)	1,757
Less: Capitalized interest	(691)	178	(869)
Net interest expense	$5,563	$1,535	$4,028
Comparison of Three and Six Months Ended February 28, 2023 and February 28, 2022
Net interest expense increased for the three-month and six-month period ended February 28, 2023 primarily due to higher interest rates and higher long-term borrowings outstanding when compared to the comparable prior year period.
Other Income (Expense), Net
Other income (expense), net, consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	February 28, 2023			February 28, 2022
	Amount	Change	% Change	Amount
Other Expense, net	$(5,344)	$(4,525)	552.5%	$(819)

	Six Months Ended
	February 28, 2023			February 28, 2022
	Amount	Change	% Change	Amount
Other Income (Expense), net	$(9,910)	$(10,500)	(1,779.7)%	$590
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

Comparison of Three and Six Months Ended February 28, 2023 and 2022
For the three and six-months ended February 28, 2023 the primary driver of Other income (expense), net included a $3.9 million and $7.4 million loss, respectively, due to revaluation of monetary assets and liabilities (primarily U.S. dollars) in several of our markets. Of those amounts, Costa Rica contributed a $1.9 million and $2.8 million revaluation loss, respectively, due to the impact of the appreciation of the Costa Rican Colón on our U.S. dollar monetary net assets in Costa Rica. In addition, we had transaction costs of $1.6 million and $2.7 million during the quarter and six months ended February 28, 2023, respectively, associated with converting Trinidad dollars into available tradable currencies, such as euros or Canadian dollars, before converting them to U.S. dollars.
Provision for Income Taxes

	Three Months Ended
	February 28, 2023		February 28, 2022
	Amount	Change	Amount
Provision for income taxes	$16,202	$2,063	$14,139
Effective tax rate	34.0%		31.0%

	Six Months Ended
	February 28, 2023		February 28, 2022
	Amount	Change	Amount
Provision for income taxes	$32,628	$2,675	$29,953
Effective tax rate	33.7%		32.6%
Comparison of Three and Six Months Ended February 28, 2023 and February 28, 2022
For the three months ended February 28, 2023, the effective tax rate was 34.0% compared to 31.0% for the prior year period. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from recurring items of 1.0%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and
•A comparably unfavorable net tax impact from non-recurring items of 4.0%, primarily related to separation costs associated with the departure of our former Chief Executive Officer.
For the six months ended February 28, 2023, the effective tax rate was 33.7% compared to 32.6% for the prior year period. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from recurring items of 1.0%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and
•A comparably unfavorable benefit from non-recurring items of 2.1%, primarily related to separation costs associated with the departure of our former Chief Executive Officer.

Other Comprehensive Income (Loss)

	Three Months Ended
	February 28, 2023			February 28, 2022
	Amount	Change	% Change	Amount
Other Comprehensive Income	$12,434	$8,208	194.2%	$4,226

	Six Months Ended
	February 28, 2023			February 28, 2022
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$11,883	$13,788	723.8%	$(1,905)
Comparison of Three and Six Months Ended February 28, 2023 and February 28, 2022
Our other comprehensive income of approximately $12.4 million for the second quarter of fiscal year 2023 resulted primarily from the comprehensive gain of approximately $12.2 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, accompanied by approximately $0.2 million related to unrealized gains on changes in our derivative obligations. Other comprehensive income for the six-months ended February 28, 2023 of approximately $11.9 million was primarily the result of the comprehensive gain of $11.3 million from foreign currency translation adjustments along with approximately $0.6 million related to unrealized gains on changes in the fair value of our derivative obligations. For the quarter, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar for our Costa Rica subsidiary. For the six-month period, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary, partially offset by the devaluation of the local currencies against the U.S. dollar for our Colombia and Dominican Republic subsidiaries.
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

The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	February 28, 2023	August 31, 2022
Amounts held by foreign subsidiaries	$241,013	$203,952
Amounts held domestically	39,539	47,421
Total cash and cash equivalents, including restricted cash	$280,552	$251,373
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	February 28, 2023	August 31, 2022
Amounts held by foreign subsidiaries	$24,322	$11,160
Amounts held domestically	30,000	—
Total short-term investments	$54,322	$11,160
As of February 28, 2023 and August 31, 2022, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries or domestically.
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
Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28, 2023	February 28, 2022	Change
Net cash provided by (used in) operating activities	$116,681	$(7,920)	$124,601
Net cash used in investing activities	(96,078)	(30,531)	(65,547)
Net cash provided by (used in) financing activities	(3,060)	17,843	(20,903)
Effect of exchange rates	11,636	42	11,594
Net increase (decrease) in cash and cash equivalents	$29,179	$(20,566)	$49,745
Net cash provided by operating activities totaled $116.7 million and net cash used in operating activities totaled $7.9 million for the six months ended February 28, 2023 and February 28, 2022, respectively. For the six-months ended February 28, 2023, cash provided by operating activities increased primarily due to shifts in working capital generated from changes in our merchandise inventory and accounts payable positions, which contributed $103.1 million, and a positive net change in our other various operating assets and liabilities when compared to the six-months ended February 28, 2022. The net use of cash in operating activities in the prior year resulted primarily from an increase in inventory to accommodate pandemic-influenced consumer preferences and to mitigate out-of-stocks due to supply-chain disruptions during that period. Our inventory buildup for this fiscal year was lower as we set our inventory position to align more with our historical days-on-hand, and we have rebalanced our inventory mix to reflect current and anticipated consumer demand and preferences.

Net cash used in investing activities totaled $96.1 million and $30.5 million for the six months ended February 28, 2023 and February 28, 2022, respectively. The $65.5 million increase in cash used in investing activities is primarily the result of a net decrease in proceeds from settlements of short-term investments and an increase in purchases of short-term investments, compared to the same six-month period a year-ago. The decrease in proceeds from settlements is primarily due to the overall net decrease of short-term investments in Trinidad as fewer of those investments settled comparatively and we are investing our excess U.S. dollar balances in that market in shorter dated certificates of deposits or other liquid investments classified as cash or cash equivalents.
Net cash used in financing activities totaled $3.1 million and net cash provided by financing activities totaled $17.8 million for the six months ended February 28, 2023 and February 28, 2022, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $20.9 million shift from cash provided by, to cash used in, financing activities is primarily the result of a net decrease of proceeds from short-term borrowings compared to the same six-month period a year-ago.
The following table summarizes the dividends declared and paid during fiscal years 2023 and 2022 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	N/A	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	N/A	$0.43	8/15/2022	8/31/2022	N/A	$0.43
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
We have reissued treasury shares as part of our stock-based compensation programs. During the six-months ended February 28, 2023, we reissued approximately 7,000 treasury shares.

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
We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on February 28, 2023.
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
In two countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.3 million and $11.0 million as of February 28, 2023 and August 31, 2022, respectively, and deferred tax assets of $4.0 million and $3.5 million as of February 28, 2023 and August 31, 2022, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the second quarter of fiscal year 2023 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 28, 2023 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three and six-month periods ended February 28, 2023 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.
Information about the change in the fair value of our hedges and the financial impact thereof for the three and six-month periods ended February 28, 2023 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and six-month period ended February 28, 2023 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Part I. “Item 1. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies” for additional information regarding our legal proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the following risk factor, which supplements and should be read in conjunction with the information appearing under Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022.
We may not successfully manage the transition associated with the resignation of our Chief Executive Officer, which could have an adverse impact on the Company.

On December 9, 2022, the Company announced that Sherry Bahrambeygui would resign as Chief Executive Officer, effective February 3, 2023, the date of the Company’s annual stockholder meeting, in order to pursue new professional and philanthropic interests. As a result, Robert Price, a Company founder and Chairman of the Board, became Interim Chief Executive Officer, John Hildebrandt was promoted to President and Chief Operating Officer and David Price was promoted to Executive Vice President, initially serving as Chief of Staff to the Chairman and currently as Chief of Staff to the Interim Chief Executive Officer.

Ms. Bahrambeygui will continue serving stockholders as a member of the Board of Directors of the Company. Prior to her tenure as Chief Executive Officer, she served on the Company’s Board as a director for eight years, including having served as Vice Chair and Chair of the Compensation Committee. She has agreed to make herself available at the Company’s request for up to 100 hours of transition support during the twelve months following the date of her separation agreement.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 28, 2023, the Company repurchased 61,224 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2023. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2022 - December 31, 2022	—	$—	—	N/A
January 1, 2023 - January 31, 2023	20,329	71.42	—	N/A
February 1, 2023 - February 28, 2023	40,895	75.00	—	N/A
Total	61,224	73.81	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
3.5(5)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1*	Employment Agreement dated January 26, 2023 between David Price and the Company
10.2	Citibank Credit Agreement dated February 9, 2023
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PRICESMART, INC.

Date:	April 10, 2023	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	April 10, 2023	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)