Form 10-Q
period 2023-05-31
PRICESMART INC
filed 2023-07-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
The registrant had 31,049,026 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2023.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we” or the “Company”) unaudited consolidated balance sheet as of May 31, 2023 and the consolidated balance sheet as of August 31, 2022, the unaudited consolidated statements of income for the three and nine months ended May 31, 2023 and 2022, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2023 and 2022, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2023 and 2022, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2023 and 2022 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2023 (Unaudited)	August 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$222,668	$237,710
Short-term restricted cash	2,965	3,013
Short-term investments	112,629	11,160
Receivables, net of allowance for doubtful accounts of $57 as of May 31, 2023 and $103 as of August 31, 2022, respectively	15,031	13,391
Merchandise inventories	442,580	464,411
Prepaid expenses and other current assets (includes $0 and $2,761 as of May 31, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	51,317	43,894
Total current assets	847,190	773,579
Long-term restricted cash	10,739	10,650
Property and equipment, net	816,973	757,241
Operating lease right-of-use assets, net	106,411	111,810
Goodwill	43,152	43,303
Deferred tax assets	28,278	28,355
Other non-current assets (includes $10,759 and $11,884 as of May 31, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	70,132	72,928
Investment in unconsolidated affiliates	10,471	10,534
Total Assets	$1,933,346	$1,808,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$10,414	$10,608
Accounts payable	417,210	408,407
Accrued salaries and benefits	44,551	44,097
Deferred income	32,507	29,228
Income taxes payable	7,365	7,243
Other accrued expenses and other current liabilities (includes $1,240 and $82 as of May 31, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	34,106	38,667
Operating lease liabilities, current portion	6,929	7,491
Dividends payable	14,426	—
Long-term debt, current portion	19,757	33,715
Total current liabilities	587,265	579,456
Deferred tax liability	1,967	2,165
Long-term income taxes payable, net of current portion	4,833	5,215
Long-term operating lease liabilities	114,377	118,496
Long-term debt, net of current portion	124,631	103,556
Other long-term liabilities (includes $1,164 and $0 for the fair value of derivative instruments and $9,416 and $8,440 for post-employment plans as of May 31, 2023 and August 31, 2022, respectively)	10,580	8,439
Total Liabilities	843,653	817,327

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,934,824 and 31,697,590 shares issued and 31,064,154 and 30,904,826 shares outstanding (net of treasury shares) as of May 31, 2023 and August 31, 2022, respectively	3	3
Additional paid-in capital	494,382	481,406
Accumulated other comprehensive loss	(169,603)	(195,586)
Retained earnings	802,002	736,894
Less: treasury stock at cost, 870,670 shares as of May 31, 2023 and 792,764 shares as of August 31, 2022	(37,091)	(31,644)
Total Stockholders' Equity	1,089,693	991,073
Total Liabilities and Equity	$1,933,346	$1,808,400
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenues:
Net merchandise sales	$1,070,263	$999,011	$3,211,725	$2,954,950
Export sales	6,347	13,396	23,687	32,604
Membership income	16,735	15,440	48,806	45,302
Other revenue and income	3,309	2,963	9,431	11,867
Total revenues	1,096,654	1,030,810	3,293,649	3,044,723
Operating expenses:
Cost of goods sold:
Net merchandise sales	906,613	856,812	2,703,143	2,503,638
Export sales	5,981	12,805	22,533	31,087
Non-merchandise	—	—	—	1,809
Selling, general and administrative:
Warehouse club and other operations	106,172	96,081	306,694	281,270
General and administrative	34,343	30,887	100,274	96,531
Separation costs associated with Chief Executive Officer departure	—	—	7,747	—
Pre-opening expenses	495	306	584	1,406
Loss (gain) on disposal of assets	(2)	157	295	881
Total operating expenses	1,053,602	997,048	3,141,270	2,916,622
Operating income	43,052	33,762	152,379	128,101
Other income (expense):
Interest income	3,161	473	6,260	1,540
Interest expense	(2,747)	(2,796)	(8,310)	(6,824)
Other expense, net	(1,885)	(2,423)	(11,795)	(1,833)
Total other expense	(1,471)	(4,746)	(13,845)	(7,117)
Income before provision for income taxes and loss of unconsolidated affiliates	41,581	29,016	138,534	120,984
Provision for income taxes	(12,019)	(9,776)	(44,647)	(39,729)
Income (loss) of unconsolidated affiliates	10	18	(63)	(6)
Net income	29,572	19,258	93,824	81,249
Less: Net income attributable to noncontrolling interest	—	—	—	(19)
Net income attributable to PriceSmart, Inc.	$29,572	$19,258	$93,824	$81,230
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$0.95	$0.62	$3.02	$2.63
Diluted	$0.94	$0.62	$3.01	$2.63
Shares used in per share computations:
Basic	30,800	30,615	30,752	30,582
Diluted	30,829	30,629	30,770	30,588
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$29,572	$19,258	$93,824	$81,249
Less: net income attributable to non controlling interest	—	—	—	(19)
Net income attributable to PriceSmart, Inc.	$29,572	$19,258	$93,824	$81,230

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	15,285	(9,401)	26,599	(15,119)
Defined benefit pension plan:
Net gain/(loss) arising during period	(22)	5	(81)	42
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	37	34	111	98
Total defined benefit pension plan	15	39	30	140
Derivative instruments:(2)
Unrealized gains/(losses) on change in derivative obligations	3,060	272	2,525	(147)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(4,271)	355	(5,904)	4,486
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	11	—	2,733	—
Total derivative instruments	(1,200)	627	(646)	4,339
Other comprehensive income (loss)	14,100	(8,735)	25,983	(10,640)
Comprehensive income	43,672	10,523	119,807	70,590
Less: comprehensive income attributable to noncontrolling interest	—	—	—	3
Comprehensive income attributable to PriceSmart, Inc.	$43,672	$10,523	$119,807	$70,587
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at February 28, 2022	31,626	$3	$473,277	$(184,413)	$694,186	755	$(29,169)	$953,884
Purchase of treasury stock	—	—	—	—	—	3	(213)	(213)
Issuance of restricted stock award	63	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,004	—	—	—	—	4,004
Net income	—	—	—	—	19,258	—	—	19,258
Other comprehensive loss	—	—	—	(8,735)	—	—	—	(8,735)
Balance at May 31, 2022	31,688	$3	$477,281	$(193,148)	$713,444	758	$(29,382)	$968,198

Balance at February 28, 2023	31,869	$3	$492,099	$(183,703)	$772,430	868	$(36,917)	$1,043,912
Purchase of treasury stock	—	—	—	—	—	3	(174)	(174)
Issuance of restricted stock award	66	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,283	—	—	—	—	2,283
Dividend paid to stockholders	—	—	—	—	(30)	—	—	(30)
Dividend payable to stockholders	—	—	—	—	30	—	—	30
Net income	—	—	—	—	29,572	—	—	29,572
Other comprehensive income	—	—	—	14,100	—	—	—	14,100
Balance at May 31, 2023	31,935	$3	$494,382	$(169,603)	$802,002	871	$(37,091)	$1,089,693

See accompanying notes

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity Attributable to PriceSmart, Inc.	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	54	(3,997)	(3,997)	—	(3,997)
Issuance of treasury stock	(9)	—	(699)	—	—	(9)	699	—	—	—
Issuance of restricted stock award	234	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,678	—	—	—	—	12,678	—	12,678
Dividend paid to stockholders	—	—	—	—	(13,275)	—	—	(13,275)	—	(13,275)
Dividend payable to stockholders	—	—	—	—	(13,430)	—	—	(13,430)	—	(13,430)
Net income	—	—	—	—	81,230	—	—	81,230	19	81,249
Other comprehensive income (loss)	—	—	—	(10,640)	—	—	—	(10,640)	3	(10,637)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at May 31, 2022	31,688	$3	$477,281	$(193,148)	$713,444	758	$(29,382)	$968,198	$—	$968,198

Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073	$—	$991,073
Purchase of treasury stock	—	—	—	—	—	85	(5,993)	(5,993)	—	(5,993)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—	—	—
Issuance of restricted stock award	303	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(59)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,522	—	—	—	—	13,522	—	13,522
Dividend paid to stockholders	—	—	—	—	(14,290)	—	—	(14,290)	—	(14,290)
Dividend payable to stockholders	—	—	—	—	(14,426)	—	—	(14,426)	—	(14,426)
Net income	—	—	—	—	93,824	—	—	93,824	—	93,824
Other comprehensive income	—	—	—	25,983	—	—	—	25,983	—	25,983
Balance at May 31, 2023	31,935	$3	$494,382	$(169,603)	$802,002	871	$(37,091)	$1,089,693	$—	$1,089,693
See accompanying notes

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2023	May 31, 2022
Operating Activities:
Net income	$93,824	$81,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,264	50,258
Allowance for doubtful accounts	(46)	10
Loss on sale of property and equipment	295	881
Deferred income taxes	(723)	(3,241)
Equity in losses of unconsolidated affiliates	63	6
Stock-based compensation	13,522	12,678
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(5,229)	(16,133)
Merchandise inventories	21,831	(71,257)
Accounts payable	7,880	9,860
Net cash provided by operating activities	184,681	64,311
Investing Activities:
Proceeds from the disposal of Aeropost, net of divested cash	—	4,959
Additions to property and equipment	(96,557)	(98,562)
Purchases of short-term investments	(123,317)	(22,442)
Proceeds from settlements of short-term investments	21,842	53,058
Proceeds from settlements of long-term investments	—	1,486
Proceeds from disposal of property and equipment	218	97
Net cash used in investing activities	(197,814)	(61,404)
Financing Activities:
Proceeds from long-term bank borrowings	38,712	30,633
Repayment of long-term bank borrowings	(31,407)	(17,804)
Proceeds from short-term bank borrowings	3,156	22,313
Repayment of short-term bank borrowings	(3,229)	(6,505)
Cash dividend payments	(14,290)	(13,275)
Purchase of treasury stock	(5,993)	(3,997)
Net cash provided by (used in) financing activities	(13,051)	11,365
Effect of exchange rate changes on cash and cash equivalents and restricted cash	11,183	(7,034)
Net increase (decrease) in cash, cash equivalents	(15,001)	7,238
Cash, cash equivalents and restricted cash at beginning of period	251,373	215,479
Cash, cash equivalents and restricted cash at end of period	$236,372	$222,717

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$4,052	$1,456
Dividends declared but not yet paid	14,426	13,430

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31, 2023	May 31, 2022
Cash and cash equivalents	$222,668	$207,528
Short-term restricted cash	2,965	2,986
Long-term restricted cash	10,739	12,203
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$236,372	$222,717
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2023
NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,”, "we" or "our") business consists primarily of international membership shopping and services offered both online and at warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2023, the Company had 51 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three each in El Salvador and Honduras; two Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open a warehouse club in Medellín, Colombia in August 2023, a club in Escuintla, Guatemala in the fall of 2023 and a warehouse club in Santa Ana, El Salvador in early 2024. Once these three new clubs are open, the Company will operate 54 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of May 31, 2023 are listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. The Company invests in certain debt securities, primarily U.S. treasury bills, as part of our cash management policy. Purchases of debt securities are classified as trading, held-to-maturity, or available-for-sale at the time of purchase based on the individual security. All of our debt securities are currently classified as held-to-maturity and are reported at amortized cost. The Company has the ability and intent to hold these investments until maturity. All of these investments are currently included in Cash and cash equivalents on the consolidated balance sheets. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2023	August 31, 2022
Short-term restricted cash	$2,965	$3,013
Long-term restricted cash	10,739	10,650
Total restricted cash(1)	$13,704	$13,663
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $7.8 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
Short-Term Investments – The Company considers as short-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.
Long-Term Investments – The Company considers as long-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.
Goodwill – Goodwill totaled $43.2 million as of May 31, 2023 and $43.3 million as of August 31, 2022. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on the percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.3 million and $11.0 million and deferred tax assets of $3.6 million and $3.5 million as of May 31, 2023 and August 31, 2022, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.
In one of the countries with a significant VAT receivable balance, the Company received unfavorable rulings at the supreme court level of that country denying a portion of the Company’s appeals for refund of over-withholdings of VAT. After evaluating the merits of the Company’s arguments, the court’s decision, and probability that the other related refund appeals would receive the same judgment, the Company concluded that a total of $2.3 million of related VAT receivables would not be recoverable and this amount was written-off in the third quarter of fiscal year 2023. These charges were recorded in the Warehouse club and other expenses line item under the Selling, general and administrative caption within the consolidated statements of income.
The Company's various outstanding VAT receivables and/or income tax receivables are based on cases or appeals with their own set of facts and circumstances. The Company consults and evaluates with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling complex tax issues. Based on those evaluations, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31, 2023	August 31, 2022
Prepaid expenses and other current assets	$4,274	$3,890
Other non-current assets	33,613	32,460
Total amount of VAT receivables reported	$37,887	$36,350
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31, 2023	August 31, 2022
Prepaid expenses and other current assets	$17,809	$12,077
Other non-current assets	19,942	19,985
Total amount of income tax receivables reported	$37,751	$32,062
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2023, the Company reissued approximately 7,000 treasury shares.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2023 and August 31, 2022.
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
Cost of Goods Sold – The Company includes the cost of merchandise and food service and bakery raw materials in cost of goods sold - net merchandise sales. The Company also includes in cost of goods sold - net merchandise sales the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs, and, when applicable, costs of shipping to Members. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense and building and equipment depreciation at the Company's distribution facilities and payroll and other direct costs for in-club demonstrations.
For export sales, the Company includes the cost of merchandise and external and internal distribution and handling costs for supplying merchandise in cost of goods sold - exports.
Until the disposal of Aeropost in the first quarter of fiscal year 2022, the Company included the costs for the marketplace and casillero operations of external and internal shipping, handling and other direct costs incurred to provide delivery, insurance and customs processing services in cost of goods sold - non-merchandise.
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
In December 2022, the Company announced that Sherry Bahrambeygui would resign as Chief Executive Officer effective February 3, 2023. In connection with her departure, the Company recognized a one-time separation charge of approximately $7.7 million ($7.2 million net of tax) in the second quarter of fiscal year 2023. This amount consists of approximately $4.2 million of non-cash charges related to the acceleration of certain equity awards and approximately $3.5 million for other separation costs. Given that Ms. Bahrambeygui had substantially rendered the required services per her separation agreement, the Company recorded these charges in the second quarter of fiscal year 2023. These charges were recorded in the Separation costs associated with Chief Executive Officer departure line item under the Selling, general and administrative caption within the Consolidated Statements of Income and are recorded in the Company’s United States segment. The Company substantially fulfilled all payment obligations by the end of the second quarter of fiscal year 2023; however, some vesting of PSUs will occur in the first quarter of fiscal year 2024.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and nine months ended May 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Effect on other comprehensive income (loss) due to foreign currency translation	$15,285	$(9,401)	$26,599	$(15,119)
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

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Currency loss	$(2,095)	$(2,504)	$(12,153)	$(6,142)
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the nine-month period ended May 31, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 31, 2023 that the Company expects to have a material impact on its consolidated financial statements.

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
Non-merchandise Sales. Until the disposal of Aeropost in the first quarter of fiscal year 2022, the Company recognized non-merchandise revenue, net of sales taxes, on transactions where the Company had determined that it was the agent in the transaction. These transactions primarily consisted of contracts the Company entered into with its customers to provide delivery, insurance and customs processing services for products its customers purchased online in the United States either directly from other vendors utilizing the vendor’s website or through the Company’s marketplace site. Revenue was recognized when the Company’s performance obligations were completed (that is when delivery of the items have been made to the destination point) and was recorded in “non-merchandise revenue” on the consolidated statements of income. Prepayment for orders for which the Company had not fulfilled its performance obligation were recorded as deferred income. Additionally, the Company recorded revenue at the net amounts retained, i.e., the amount paid by the customer less amounts remitted to the respective merchandise vendors, as the Company was acting as an agent and was not the principal in the sale of those goods being purchased from the vendors by the Company’s customers.
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
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. The annual fee for a Platinum Membership is approximately $75. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.
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

	Contract Liabilities
	May 31, 2023	August 31, 2022
Deferred membership income	$31,155	$28,000
Other contract performance liabilities	$10,013	$10,473
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Foods & Sundries	$537,567	$490,268	$1,601,613	$1,453,993
Fresh Foods	319,706	293,148	940,470	851,945
Hardlines	106,937	111,677	342,225	343,953
Softlines	54,947	57,322	175,736	172,355
Other Business	51,106	46,596	151,681	132,704
Net Merchandise Sales	$1,070,263	$999,011	$3,211,725	$2,954,950

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
The following table sets forth the computation of net income per share for the three and nine-months ended May 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income attributable to PriceSmart, Inc.	$29,572	$19,258	$93,824	$81,230
Less: Allocation of income to unvested stockholders	(456)	(312)	(1,098)	(869)
Net income attributable to PriceSmart, Inc. available for distribution	$29,116	$18,946	$92,726	$80,361
Basic weighted average shares outstanding	30,800	30,615	30,752	30,582
Add dilutive effect of performance stock units (two-class method)	29	14	18	6
Diluted average shares outstanding	30,829	30,629	30,770	30,588
Basic net income per share	$0.95	$0.62	$3.02	$2.63
Diluted net income per share	$0.94	$0.62	$3.01	$2.63
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal year 2023 and 2022 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	N/A	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	N/A	$0.43	8/15/2022	8/31/2022	N/A	$0.43
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to PriceSmart	Noncontrolling Interests	Total
Beginning balance, September 1, 2022	$(195,586)	$—	$(195,586)
Foreign currency translation adjustments	26,599	—	26,599
Defined benefit pension plans (1)	30	—	30
Derivative instruments (2)	(646)	—	(646)
Ending balance, May 31, 2023	$(169,603)	$—	$(169,603)

	Attributable to PriceSmart	Noncontrolling Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(15,119)	3	(15,116)
Defined benefit pension plans (1)	140	—	140
Derivative instruments (2)	4,339	—	4,339
Sale of Aeropost	—	(254)	(254)
Ending balance, May 31, 2022	$(193,148)	$—	$(193,148)

	Attributable to PriceSmart	Noncontrolling Interests	Total
Beginning balance, September 1, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(19,034)	3	(19,031)
Defined benefit pension plans (1)	(341)	—	(341)
Derivative instruments (2)	6,170	—	6,170
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Sale of Aeropost	—	$(254)	(254)
Ending balance, August 31, 2022	$(195,586)	$—	$(195,586)
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
(2)Refer to Note 8 - Derivative Instruments and Hedging Activities.
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	May 31, 2023	August 31, 2022
Retained earnings not available for distribution	$9,102	$8,648

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Repurchases of Common Stock
The Board of Directors authorized a program to repurchase up to $75 million of our common stock (the "Stock Buyback Program"). Under the Stock Buyback Program, shares of common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Stock Buyback Program does not obligate us to acquire any specific number of shares.
The timing and actual number of shares repurchased will depend on a variety of factors, including the common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. Repurchases are funded with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by the Board of Directors at its discretion.
During the three and nine-months ended May 31, 2023, no repurchases were made under the Stock Buyback Program.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
On August 5, 2022, PriceSmart received notice from Click USA Inc. and Aeropost, Inc. alleging that PriceSmart had breached certain provisions of a Stock Purchase Agreement between PriceSmart and Click USA, Inc. dated October 1, 2021, concerning the sale of Aeropost, Inc. to Click USA Inc. In this notice, Click USA Inc. and Aeropost, Inc. allege that PriceSmart made inaccurate or incomplete representations and warranties relating to Aeropost, Inc.’s cyber security and the condition of its IT systems in connection with the sale. Click USA Inc. and Aeropost, Inc. further asserted that, in or around April 2022, Aeropost, Inc. suffered cyberattacks, and they seek to hold PriceSmart liable for some amount of damages due to alleged losses directly relating to the cyberattacks as well as due to possible third-party claims as a result of the cyber-attacks. The notice suggested that aggregate losses attributable to these losses and future claims could exceed $3.0 million. On October 17, 2022, PriceSmart received a letter from Click USA Inc. supplementing its August 5, 2022 notice with additional information concerning Click USA Inc.’s direct losses and the existence or likelihood of third-party claims and potential related losses. Click USA Inc.’s letter estimates its total losses for direct and third-party claims at $2.9 million. Per the express terms of the agreement, the maximum amount of all losses for which PriceSmart may be liable for claims arising out of allegations concerning the above-referenced representations and warranties is $4.0 million. In its October 17, 2022 letter, Click USA Inc. notified PriceSmart of a separate and unrelated claim for breach of representations and warranties in the Stock Purchase Agreement relating to the alleged misclassification of an employee in Costa Rica. Click USA Inc. alleges that the amount of possible loss relating to this claim is approximately $300,000. PriceSmart intends to settle this litigation with Click USA Inc. and offered to release Aeropost, Inc. from an approximately $750,000 receivable owed to PriceSmart, Inc in exchange for release of the aforementioned claims. The Company has determined that settlement is probable as of May 31, 2023, and has written-off the receivable with the expense being recorded in the General and administrative line item in the Company's consolidated statements of income.
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
The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the nine months ended May 31, 2023.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of May 31, 2023 and August 31, 2022, the Company has recorded within other accrued expenses and other current liabilities a total of $1.0 million and $1.1 million, respectively, for various non-income tax related tax contingencies.
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
In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $11.3 million and $11.0 million, as of May 31, 2023 and August 31, 2022, respectively, and deferred tax assets of $3.6 million and $3.5 million as of May 31, 2023 and August 31, 2022, respectively, in these countries. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.
Other Commitments
The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2023 and August 31, 2022, the Company had approximately $9.1 million and $16.5 million, respectively, in contractual obligations for construction services not yet rendered.
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2023, the Company had entered into three land purchase agreements that, if completed, would result in the use of approximately $9.2 million in cash.
The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of May 31, 2023 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(90)	$6,928	$99	$7,027
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	114	3,543	785	4,328
Total		$6,809	$3,638	$24	$10,471	$884	$11,355
(1)The parties intend to seek alternate financing for the projects, which could reduce the amount of investments each party would be required to provide. The parties may mutually agree on changes to the projects, which could increase or decrease the amount of contributions each party is required to provide.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2023 - Committed	$75,000	$—	$84	$74,916	—%
May 31, 2023 - Uncommitted	91,000	10,414	—	80,586	11.9
May 31, 2023 - Total	$166,000	$10,414	$84	$155,502	11.8%

August 31, 2022 - Committed	$75,000	—	73	$74,927	—%
August 31, 2022 - Uncommitted	91,000	10,608	—	80,392	5.3
August 31, 2022 - Total	$166,000	$10,608	$73	$155,319	5.3%
As of May 31, 2023 and August 31, 2022, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the nine months ended May 31, 2023:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2022	$33,715	$103,556	$137,271	(1)
Proceeds from long-term debt incurred during the period:
Guatemala subsidiary	—	12,454	12,454
Barbados subsidiary	—	7,460	7,460
Honduras subsidiary	1,001	12,797	13,798
Trinidad subsidiary	750	4,250	5,000
Total proceeds from long-term debt incurred during the period	1,751	36,961	38,712
Repayments of long-term debt:	(17,450)	(13,957)	(31,407)
Reclassifications of long-term debt due in the next 12 months	1,426	(1,426)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	315	(503)	(188)
Balances as of May 31, 2023	$19,757	$124,631	$144,388	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $155.6 million. The carrying amount of cash assets assigned as collateral for these loans was $5.3 million.
(2)These foreign currency translation adjustments are recorded within Other comprehensive income (loss).
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $160.9 million. The carrying amount of cash assets assigned as collateral for these loans was $3.9 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
As of May 31, 2023 and August 31, 2022, the Company had approximately $94.6 million and $110.7 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2024	$19,757
2025	37,049
2026	14,902
2027	39,160
2028	18,330
Thereafter	15,190
Total	$144,388

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
In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiaries entered into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Cash Flow Hedges
As of May 31, 2023, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2023:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	26-Sep-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	3.00%	10.35%	24th day of each December, March, June and September beginning December 26, 2022	September 26, 2022 - September 24, 2024
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June and September beginning March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
PriceSmart, Inc.	7-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 3-month Libor plus 1.70%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
For the three and nine months ended May 31, 2023 and May 31, 2022, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the three months ended May 31, 2023	$1,108	$210	$1,318
Interest expense for the three months ended May 31, 2022	$618	$871	$1,489
Interest expense for the nine months ended, May 31, 2023	$3,538	$747	$4,285
Interest expense for the nine months ended May 31, 2022	$1,720	$2,628	$4,348
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	May 31, 2023	August 31, 2022
Union Bank	$30,388	$31,344
Citibank N.A.	66,431	66,353
Scotiabank	—	8,625
Total	$96,819	$106,322
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

		May 31, 2023			August 31, 2022
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$—	$—	$—	$2,736	$(348)	$2,388
Cross-currency interest rate swaps	Other non-current assets	8,873	(3,105)	5,768	10,289	(4,559)	5,730
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(82)	25	(57)
Cross-currency interest rate swaps	Other long-term liabilities	(1,164)	407	(757)	—	—	—
Interest rate swaps	Other non-current assets	1,886	(416)	1,470	1,596	(6)	1,590
Net fair value of derivatives designated as hedging instruments		$9,595	$(3,114)	$6,481	$14,539	$(4,888)	$9,651

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of May 31, 2023:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Scotiabank Colpatria, S.A.	Colombia	11-Jan-2023 - 27-Mar-2023	Forward foreign exchange contracts (USD)	$4,500	8-Sep-2023 - 21-Dec-2023
Citibank, N.A. ("Citi")	Colombia	18-Jan-2023 - 16-Mar-2023	Forward foreign exchange contracts (USD)	$8,000	22-Jun-2023 - 16-Nov-2023
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and nine month periods ended May 31, 2023 and May 31, 2022.
NOTE 9 – SEGMENTS
The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 51 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2023
Revenue from external customers	$6,347	$669,691	$316,201	$104,415	$—	$1,096,654
Intersegment revenues	368,675	7,343	1,527	1,318	(378,863)	—
Depreciation, Property and equipment	1,302	9,349	4,793	2,377	—	17,821
Operating income (loss)	4,066	46,023	21,184	2,961	(31,182)	43,052
Net income (loss) attributable to PriceSmart, Inc.	2,336	38,715	17,091	2,612	(31,182)	29,572
Capital expenditures, net	—	24,384	6,850	12,423	—	43,657

Nine Months Ended May 31, 2023
Revenue from external customers	$23,687	$1,992,980	$956,032	$320,950	$—	$3,293,649
Intersegment revenues	1,141,492	20,726	4,178	3,198	(1,169,594)	—
Depreciation, Property and equipment	4,158	27,073	14,216	7,052	—	52,499
Amortization, Intangibles	765	—	—	—	—	765
Operating income (loss)	24,622	152,786	71,161	12,491	(108,681)	152,379
Net income (loss) attributable to PriceSmart, Inc.	9,440	127,163	56,799	9,103	(108,681)	93,824
Long-lived assets (other than deferred tax assets)	70,733	543,410	212,112	188,471	—	1,014,726
Goodwill	8,981	24,127	10,044	—	—	43,152
Total assets	242,003	963,929	471,817	255,597	—	1,933,346
Capital expenditures, net	8,829	52,695	14,219	21,737	—	97,480

Three Months Ended May 31, 2022
Revenue from external customers	$13,396	$599,132	$294,785	$123,497	$—	$1,030,810
Intersegment revenues	351,404	6,223	1,706	1,388	(360,721)	—
Depreciation, Property and equipment	1,355	8,688	4,408	2,718	—	17,169
Amortization, Intangibles	388	—	—	—	—	388
Operating income (loss)	2,821	39,458	19,163	4,652	(32,332)	33,762
Net income (loss) attributable to PriceSmart, Inc.	(442)	34,011	14,903	3,118	(32,332)	19,258
Capital expenditures, net	197	11,851	10,695	8,439	—	31,182

Nine Months Ended May 31, 2022
Revenue from external customers	$36,102	$1,785,017	$860,953	$362,651	$—	$3,044,723
Intersegment revenues	1,138,283	16,251	4,483	2,989	(1,162,006)	—
Depreciation, Property and equipment	3,361	25,586	12,449	7,638	—	49,034
Amortization, Intangibles	1,224	—	—	—	—	1,224
Operating income (loss)	17,377	128,889	60,796	17,154	(96,115)	128,101
Net income (loss) attributable to PriceSmart, Inc.	6,106	108,661	48,977	13,620	(96,134)	81,230
Long-lived assets (other than deferred tax assets)	71,475	494,086	218,365	186,630	—	970,556
Goodwill	8,982	24,316	10,049	—	—	43,347
Total assets	201,571	844,844	478,008	267,340	—	1,791,763
Capital expenditures, net	3,404	37,902	32,742	24,524	—	98,572

As of August 31, 2022
Long-lived assets (other than deferred tax assets)	$71,743	$498,204	$218,021	$175,194	$—	$963,162
Goodwill	8,981	24,250	10,072	—	—	43,303
Investment in unconsolidated affiliates	—	10,534	—	—	—	10,534
Total assets	230,411	867,898	474,411	235,680	—	1,808,400
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of May 31, 2023 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.
On May 30, 2023, the Company entered into a lease agreement for land and a building, which commenced on June 5, 2023 when the asset was made available to the Company. The purpose of the lease is the relocation of a distribution center in Panama. The lease agreement will result in the recognition of a lease liability and right-of-use asset of approximately $7.3 million.

PRICESMART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the risks detailed in under the heading "Part II. Item 1A. Risk Factors" in this Quarterly Report and under the heading “Part I. Item 1A. Risk Factors” and “Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on October 31, 2022. These risk factors may be updated from time to time in our other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements speak only as of the date that they are made, and the Company does not undertake to update them, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
The mission of our business is to improve the lives of our employees and Members, provide socially responsible support to the communities in which we operate our business and deliver a fair financial return to our investors. PriceSmart is the only membership-based warehouse club business in the markets where we operate in Latin America and the Caribbean. Following in the tradition of Price Club® and Costco®, our goal is to offer high quality merchandise at the lowest possible prices by leveraging volume purchasing and eliminating inefficiencies from the distribution network.

PriceSmart opened its first location in Panama City, Panama in October of 1996. Today, our company operates 51 warehouse clubs in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.0 billion in fiscal year 2022.

Membership is a key characteristic of warehouse clubs. As of May 31, 2023, PriceSmart had almost 1.8 million membership accounts. Our Diamond Members generally pay an annual membership fee of approximately $35, and our Platinum Members generally pay $75 per year, in exchange for an annual 2% cash-back rebate. These membership fees are applied to lowering the price of the products we sell. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

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

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of May 31, 2022	Number of Warehouse Clubs in Operation as of May 31, 2023	Anticipated Warehouse Club Openings in Calendar Year 2023	Anticipated Warehouse Club Openings in Calendar Year 2024
Colombia	9	9	1	—
Costa Rica	8	8	—	—
Panama	7	7	—	—
Dominican Republic	5	5	—	—
Guatemala	5	5	1	—
Trinidad	4	4	—	—
Honduras	3	3	—	—
El Salvador	2	3	—	1
Nicaragua	2	2	—	—
Jamaica	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	50	51	2	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We are proceeding with the construction of a warehouse club in the affluent El Poblado area of Medellín, Colombia. We expect to open this warehouse club, which will be our second club in Medellín and the Company’s tenth warehouse club in Colombia, in August 2023. In addition, we have recently leased land and have plans to open our sixth warehouse club in Guatemala, located in Escuintla, approximately 40 miles south of the nearest club in the capital of Guatemala City. The club will be built on a five-acre property and is anticipated to open in the fall of 2023. We have also purchased land and plan to open our fourth warehouse club in El Salvador, located in Santa Ana, approximately 40 miles west from the nearest club in the capital of San Salvador. The club will be built on a five-acre property and is anticipated to open in early 2024. Once these three new clubs are open, we will operate 54 warehouse clubs.

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

During the first nine months of fiscal year 2023, inflation in all of our markets and devaluations of local currencies, especially in Colombia, created significant headwinds. However, some markets, especially Costa Rica, benefited from currency appreciation which helped offset the currency devaluations we experienced in our other countries. Substantial product cost increases due to inflation or commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events directly or indirectly related to COVID-19 have resulted in market and supply-chain disruptions. These factors have increased the complexity of managing our inventory flow and business; however, during the first nine months of fiscal year 2023, we saw a general improvement in transit days and a reduction in freight rates of our shipping containers. We are working to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During the first nine months of fiscal year 2023 and 2022, approximately 78.8% and 78.0%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.6% and 48.7% consisted of sales of products we purchased in U.S. dollars for each period, respectively.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Our Colombia market has experienced a foreign currency devaluation against the U.S. dollar of approximately 13% as of May 31, 2023 compared to May 31, 2022. Notwithstanding inflation and this currency devaluation in Colombia, during the third quarter of fiscal year 2023, we strategically decreased sales prices in select items across all of our imported merchandise categories in Colombia. While in the short term this action has adversely impacted our total gross margin percentage for our Colombia segment, and our Company overall, we see Colombia as a key market for growth, and we believe this strategy will enable us to provide value for the Member during a particularly difficult economic period of high inflation and significant currency devaluation. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”
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

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of May 31, 2023 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $13.5 million, a decrease of $87.0 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.

During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of May 31, 2023, our Honduran subsidiary had approximately $15.9 million of cash and cash equivalents denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
We face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, certain disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation has occurred frequently in the last few years, we generally have been able to plan around these import blockages and resume within a manner of days. However, the most recent delay in obtaining importation clearance, resulted in us being unable to import merchandise into Nicaragua for several weeks in June. While at this time our tax clearances and imports seem to have returned to a more normal cadence, we continue to monitor this situation closely and are working with local officials to seek continuity of imports into Nicaragua. The duration and uncertainty surrounding this situation may result in a decline in merchandise sales in Nicaragua during our fiscal fourth quarter, as imports for the first nine months of fiscal year 2023 made up approximately 53% of our sales in that market.

Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S. style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services and, meanwhile, enhance Member experience and engagement.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size of our warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently remodeling and expanding one of our clubs in San Salvador, El Salvador, our club in San Pedro Sula, Honduras, our club in Santiago, Dominican Republic and our club in Port of Spain, Trinidad and Tobago. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. In Medellin, Colombia, we are currently building our second warehouse club which we plan to open in August 2023. In the fall of 2023, we also intend to open our sixth warehouse club in Escuintla, Guatemala. Additionally, we have plans to open a new warehouse club in Santa Ana, El Salvador, in early 2024. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution activities in our other markets. Based on our experience with our Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. Distribution centers are also strategically important in providing the infrastructure to support PriceSmart.com online sales to both our business and our family Members. In addition to major distribution centers, PriceSmart has been investing in what we call Produce Distribution Centers, which enable us to purchase, process and package produce directly from farms both in our markets, as well as for imported produce.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart through sales, services, and convenience. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business and can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services, such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in all of our clubs; and the implementation and expansion of our Well-being initiative, which offers Optical services with free eye exams for the Member and additional members of their families and deeply discounted eyeglass frames, Audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, Pharmacy, which provides a significant convenience to our Members. Another way we enhance Membership value is through our private label offering, “Member’s Selection®,” a brand that is available only to PriceSmart Members. We believe the "Member’s Selection®" brand carries goodwill and is recognized in our markets for value. Private label also provides us the opportunity to source quality items locally when appropriate. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. During the first nine months of fiscal year 2023, our private label sales represented 26.0% of total merchandise sales, up from 24.2% for fiscal year 2022, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality of PriceSmart.com and to expand our product offerings and related content available online. We also build and apply technology tools to continue to learn more about and strengthen our relationships with each of our Members. PriceSmart.com and these tools provide the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering also provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the increasingly dynamic environment we are in.
Financial highlights for the third quarter of fiscal year 2023 included:
•Total revenues increased 6.4% over the comparable prior year period.
•Net merchandise sales increased 7.1% over the comparable prior year period. We ended the quarter with 51 warehouse clubs compared to 50 warehouse clubs at the end of the third quarter of fiscal year 2022. Net merchandise sales - constant currency increased 5.6% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 49 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended June 4, 2023 increased 5.8%. Comparable net merchandise sales - constant currency for the 13 weeks ended June 4, 2023 increased 4.3%.
•Membership income for the third quarter of fiscal year 2023 increased 8.4% to $16.7 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 15.1% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.3%, an increase of 110 basis points or 1.1% from the same period in the prior year.
•Selling, general and administrative expenses increased 10.7% compared to the third quarter of fiscal year 2022, primarily due to unfavorable rulings on a portion of our VAT receivables and higher compensation, travel and professional fees.
•Operating income for the third quarter of fiscal year 2023 was $43.1 million, an increase of 27.5%, or $9.3 million, compared to the third quarter of fiscal year 2022.
•We recorded a $1.5 million net loss in total other expense, net in the third quarter of fiscal year 2023 compared to a $4.7 million net loss in total other expense, net in the same period last year primarily due to higher interest income of $2.7 million, comparatively, because of significantly more investments of surplus cash at higher yields.
•Our effective tax rate decreased in the third quarter of fiscal year 2023 to 28.9% from 33.7% in the third quarter of fiscal year 2022. The decrease in the effective tax rate is primarily related to expected cost savings for CEO compensation.
•Net income attributable to PriceSmart for the third quarter of fiscal year 2023 was $29.6 million, or $0.94 per diluted share, compared to $19.3 million, or $0.62 per diluted share, in the third quarter of fiscal year 2022.
•Adjusted net income attributable to PriceSmart for the third quarter of fiscal year 2023 was $31.9 million, or an adjusted $1.02 per diluted share, compared to adjusted net income of $19.3 million, or an adjusted $0.62 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the third quarter of fiscal year 2023 was $63.2 million compared to $51.3 million in the same period last year.
Financial highlights for the nine months ended May 31, 2023 included:
•Total revenues increased 8.2% over the comparable prior year period.
•Net merchandise sales increased 8.7% over the comparable prior year period. We ended the first nine months of fiscal year 2023 with 51 warehouse clubs compared to 50 warehouse clubs at the end of the third quarter of fiscal year 2022. Net merchandise sales - constant currency increased 9.0% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 49 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 39 weeks ended June 4, 2023 increased 6.5%. Comparable net merchandise sales - constant currency for the 39 weeks ended June 4, 2023 increased 6.7%.
•Membership income increased 7.7% to $48.8 million.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 12.7% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.8%, an increase of 50 basis points or 0.5% from the same period in the prior year.

•Selling, general and administrative expenses increased 9.3% compared to the nine months ended of fiscal year 2022, primarily due to $7.7 million of CEO departure-related costs we incurred in the current-year period.
•Operating income was $152.4 million, an increase of 19.0%, or $24.3 million, compared to the first nine months of fiscal year 2022.
•We recorded a $13.8 million net loss in total other expense, net in the first nine months of fiscal year 2023 compared to a $7.1 million net loss in total other expense, net in the same period last year primarily due to an increase of $10.0 million of foreign currency losses partially offset by an increase of $4.7 million in interest income comparatively.
•Our effective tax rate decreased for the first nine months of fiscal year 2023 to 32.2% from 32.8% in the first nine months of fiscal year 2022.
•Net income attributable to PriceSmart for the first nine months of fiscal year 2023 was $93.8 million, or $3.01 per diluted share, compared to $81.2 million, or $2.63 per diluted share, in the comparable prior year period.
•Adjusted net income attributable to PriceSmart for the first nine months of fiscal year 2023 was $103.3 million, or an adjusted $3.32 per diluted share, compared to adjusted net income of $79.8 million, or an adjusted $2.58 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the first nine months of fiscal year 2023 was $215.6 million compared to $178.3 million in the same period last year.
Non – GAAP (Generally Accepted Accounting Principles) Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. GAAP (Generally Accepted Accounting Principles). In addition to relevant GAAP measures, we also provide non-GAAP measures including adjusted net income, adjusted net income per diluted share, adjusted EBITDA and net merchandise sales - constant currency because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted Net Income
The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income, as reported, adjusted for: separation costs associated with the departure of our former Chief Executive Officer, gain on the sale of our Aeropost subsidiary, the write-off of certain VAT receivables following unfavorable court rulings, and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income attributable to PriceSmart as reported	$29,572	$19,258	$93,824	$81,230
Adjustments:
Separation costs associated with Chief Executive Officer departure (1)	—	—	7,747	—
Gain on sale of Aeropost subsidiary (2)	—	—	—	(2,736)
VAT receivable write-off (3)	2,309	—	2,309	—
Tax impact of adjustments to net income (4)	—	—	(550)	1,280
Adjusted net income attributable to PriceSmart	$31,881	$19,258	$103,330	$79,774

Net income attributable to PriceSmart per diluted share	$0.94	$0.62	$3.01	$2.63
Separation costs associated with Chief Executive Officer departure	—	—	0.23	—
Gain on sale of Aeropost subsidiary	—	—	—	(0.05)
VAT receivable write-off	0.08	—	0.08	—
Adjusted net income attributable to PriceSmart per diluted share	$1.02	$0.62	$3.32	$2.58
(1)     Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(2)     Reflects a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021.
(3)     Reflects $2.3 million of VAT receivables deemed not recoverable and written-off in the third quarter of fiscal year 2023 following unfavorable court rulings.
(4)     Reflects the tax effect of the above-mentioned adjustments.

Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income; other income (expense), net; separation costs associated with Chief Executive Officer departure; and the write-off of certain VAT receivables following unfavorable court rulings. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income attributable to PriceSmart as reported	$29,572	$19,258	$93,824	$81,230
Adjustments:
Interest expense	2,747	2,796	8,310	6,824
Provision for income taxes	12,019	9,776	44,647	39,729
Depreciation and amortization	17,821	17,557	53,264	50,258
Interest income	(3,161)	(473)	(6,260)	(1,540)
Other expense, net (1)	1,885	2,423	11,795	1,833
Separation costs associated with Chief Executive Officer departure (2)	—	—	7,747	—
VAT receivable write-off (3)	2,309	—	2,309	—
Adjusted EBITDA	$63,192	$51,337	$215,636	$178,334
(1)    Primarily consists of foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars). This line item includes a gain of $2.7 million associated with the sale of our Aeropost subsidiary on October 1, 2021.

(2)    Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023. On a go-forward basis, our Interim Chief Executive Officer has declined to receive compensation for his services during his term; therefore, we expect selling, general and administrative expenses will be positively impacted by approximately $2.5 million of savings each quarter during his term, reduced by compensation increases for other executives related to the change in leadership.
(3)     Reflects $2.3 million of VAT receivables deemed not recoverable and written-off in the third quarter of fiscal year 2023 following unfavorable court rulings.
Net Merchandise Sales - Constant Currency
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. We believe that constant currency is a useful measure, indicating the actual growth of our operations. When we use the term "net merchandise sales - constant currency", it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales. Refer to “Management’s Discussion & Analysis – Net Merchandise Sales” and Refer to “Management’s Discussion & Analysis – Comparable Net Merchandise Sales” for our quantitative analysis and discussion. Reconciliations between net merchandise sales - constant currency and comparable net merchandise sales - constant currency and the most directly comparable GAAP measure are included where applicable.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022
The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2023 with the three-month and nine month-periods ended on May 31, 2022 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables on the following pages present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2023 and May 31, 2022:

	Three Months Ended
	May 31, 2023				May 31, 2022
	Amount	% of net sales	Increase/ (Decrease) from prior year	Change	Amount	% of net sales
Central America	$656,719	61.4%	$69,103	11.8%	$587,616	58.8%
Caribbean	311,578	29.1	21,137	7.3	290,441	29.1
Colombia	101,966	9.5	(18,988)	(15.7)	120,954	12.1
Net merchandise sales	$1,070,263	100.0%	$71,252	7.1%	$999,011	100.0%

	Nine Months Ended
	May 31, 2023				May 31, 2022
	Amount	% of net sales	Increase/ (Decrease) from prior year	Change	Amount	% of net sales
Central America	$1,955,437	60.9%	$204,189	11.7%	$1,751,248	59.3%
Caribbean	942,196	29.3	93,990	11.1	848,206	28.7
Colombia	314,092	9.8	(41,404)	(11.6)	355,496	12.0
Net merchandise sales	$3,211,725	100.0%	$256,775	8.7%	$2,954,950	100.0%
Comparison of Three and Nine Months Ended May 31, 2023 and 2022
Overall, total net merchandise sales grew 7.1% for the third quarter and 8.7% for the nine-month period ended May 31, 2023. The third quarter increase resulted from a 2.8% increase in transactions and a 4.2% increase in average ticket. For the nine-month period, the increase resulted from a 3.2% increase in transactions and a 5.3% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs and PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 51 clubs in operation as of May 31, 2023 compared to 50 clubs as of May 31, 2022.
Net merchandise sales in our Central America segment increased 11.8% and 11.7% for the third quarter and nine-months ended May 31, 2023, respectively. These increases had a 690 basis point (6.9%) positive impact on total net merchandise sales growth for the third quarter and nine-months ended May 31, 2023. All markets within this segment had positive net merchandise sales growth for the three and nine-month periods ended May 31, 2023.
Net merchandise sales in our Caribbean segment increased 7.3% and 11.1%, respectively, for the third quarter and the nine-months ended May 31, 2023. The increase for the quarter had a 210 basis point (2.1%) positive impact on net merchandise sales growth and the increase for the nine-months had a 320 basis point (3.2%) positive impact on net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth. We opened our second warehouse club in Jamaica in April 2022.
Net merchandise sales in our Colombia segment decreased 15.7% and 11.6% for the third quarter and the nine-months ended May 31, 2023, respectively. This decrease had a 190 basis point (1.9%) and 140 basis point (1.4%) negative impact on total net merchandise sales growth. The primary driver of the decreased revenue for the quarter and nine months ended was due to the significant devaluation of the Colombian peso during the current fiscal year, which has negatively impacted reported sales in the third quarter of fiscal year 2023.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and nine-month period ended May 31, 2023. When we use the term "net merchandise sales - constant currency", it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended May 31, 2023
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$656,719	$623,249	$33,470	11.8%	6.1%	5.7%
Caribbean	311,578	310,364	1,214	7.3	6.9	0.4
Colombia	101,966	121,711	(19,745)	(15.7)	0.6	(16.3)
Consolidated total	$1,070,263	$1,055,324	$14,939	7.1%	5.6%	1.5%

	Nine Months Ended May 31, 2023
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$1,955,437	$1,908,021	$47,416	11.7%	9.0%	2.7%
Caribbean	942,196	933,366	8,830	11.1	10.0	1.1
Colombia	314,092	378,918	(64,826)	(11.6)	6.6	(18.2)
Consolidated total	$3,211,725	$3,220,305	$(8,580)	8.7%	9.0%	(0.3)%
Overall, the effects of currency fluctuations within our markets had approximately $14.9 million and $8.6 million, or 150 basis points (1.5%) of positive impact and 30 basis points (0.3%) of negative impact on net merchandise sales for the quarter and nine-months ended May 31, 2023, respectively.
Currency fluctuations had a $33.5 million and $47.4 million, or 570 basis points (5.7%) and 270 basis points (2.7%), positive impact on net merchandise sales in our Central America segment for the quarter and nine-months ended May 31, 2023. These currency fluctuations contributed approximately 340 basis points (3.4%) and 170 basis points (1.7%) of the positive impact on net merchandise sales for the quarter and nine-months ended May 31, 2023. The Costa Rica Colón appreciated significantly against the dollar as compared to the same three-month and nine-month period a year ago, and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $1.2 million and $8.8 million, or 40 basis point (0.4%) and 110 basis point (1.1%), positive impact on net merchandise sales in our Caribbean segment for the quarter and nine-months ended May 31, 2023. These currency fluctuations contributed approximately 10 basis points (0.1%) and 30 basis points (0.3%) of positive impact on total net merchandise sales, respectively. This positive impact was primarily driven by the appreciation of the Dominican Peso as compared to the same three-month and nine-month period a year ago.
Currency fluctuations had a $19.7 million and $64.8 million, or 1,630 basis point (16.3%) and 1,820 basis point (18.2%), negative impact on net merchandise sales in our Colombia segment for the quarter and nine-months ended May 31, 2023. These currency fluctuations contributed approximately 200 basis points (2.0%) and 230 basis points (2.3%) of the total negative impact on total net merchandise sales for the quarter and nine-months ended May 31, 2023.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during fiscal year 2022 and one of our warehouse clubs opened during fiscal year 2023 will not be used in the calculation of comparable sales until the applicable warehouse club has been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 49 warehouse clubs for the thirteen and thirty-nine week periods ended June 4, 2023.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and thirty-nine week periods ended June 4, 2023 and May 29, 2022 compared to the prior year:

	Thirteen Weeks Ended
	June 4, 2023	May 29, 2022
	% Increase/(Decrease) in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	11.0%	9.7%
Caribbean	4.2	17.4
Colombia	(15.2)	18.1
Consolidated comparable net merchandise sales	5.8%	12.8%

	Thirty-Nine Weeks Ended
	June 4, 2023	May 29, 2022
	% Increase/(Decrease) in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	10.7%	11.4%
Caribbean	5.9	11.7
Colombia	(13.0)	5.5
Consolidated comparable net merchandise sales	6.5%	10.8%
Comparison of Thirteen and Thirty-Nine-Week Periods Ended June 4, 2023 and May 29, 2022
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended June 4, 2023 increased 5.8%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine week period ended June 4, 2023 increased 6.5%.
Comparable net merchandise sales in our Central America segment increased 11.0% and 10.7% for the thirteen-week and thirty-nine week periods ended June 4, 2023, respectively. All of our markets in Central America had positive comparable net merchandise sales growth for the thirteen-week and thirty-nine week periods ended June 4, 2023. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 650 basis points (6.5%) and 640 basis points (6.4%) of positive impact in total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended June 4, 2023, respectively.
Comparable net merchandise sales in our Caribbean segment increased 4.2% and 5.9% for the thirteen-week and thirty-nine week periods ended June 4, 2023. These increases contributed approximately 120 basis points (1.2%) and 170 basis points (1.7%) of positive impact on total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended June 4, 2023, respectively.
Our Dominican Republic market continued its strong performance in the thirteen-week and thirty-nine week periods ended June 4, 2023, with 9.3% and 14.3% comparable net merchandise sales growth, respectively. This strong performance was offset by our Jamaica market, which decreased 3.8% for the thirty-nine week periods ended June 4, 2023, respectively, due to sales transfers from the existing club included in the comparable net merchandise sales calculation to the new club not included in the calculation.

Comparable net merchandise sales in our Colombia segment decreased 15.2% and 13.0% for the thirteen-week and thirty-nine week periods ended June 4, 2023, respectively. These decreases contributed approximately 190 basis points (1.9%) and 160 basis points (1.6%) of negative impact in total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended June 4, 2023, respectively. The decrease in Colombia during the thirteen-week and thirty-nine week period was primarily due to the foreign currency devaluation.
When we use the term "comparable net merchandise sales - constant currency", it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our comparable net merchandise sales. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen-week and thirty-nine week periods ended June 4, 2023:

	Thirteen Weeks Ended June 4, 2023
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	11.0%	5.3%	5.7%
Caribbean	4.2	3.8	0.4
Colombia	(15.2)	0.7	(15.9)
Consolidated comparable net merchandise sales	5.8%	4.3%	1.5%

	Thirty-Nine Weeks Ended June 4, 2023
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	10.7%	7.9%	2.8%
Caribbean	5.9	4.9	1.0
Colombia	(13.0)	4.9	(17.9)
Consolidated comparable net merchandise sales	6.5%	6.7%	(0.2)%
Overall, the mix of currency fluctuations within our markets had a 150 basis point (1.5%) positive impact and 20 basis point (0.2%) negative impact on comparable net merchandise sales for the thirteen and thirty-nine week periods ended June 4, 2023.
Currency fluctuations within our Central America segment accounted for approximately 330 basis points (3.3%) and 150 basis points (1.5%) of positive impact on total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same periods last year.
Currency fluctuations within our Caribbean segment accounted for approximately 10 basis points (0.1%) and 30 basis points (0.3%) of positive impact on total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. Our Dominican Republic, Jamaica, and Trinidad markets all experienced currency appreciation.
Currency fluctuations within our Colombia segment accounted for approximately 190 basis points (1.9%) and 200 basis points (2.0%) of negative impact on total comparable merchandise sales for the thirteen and thirty-nine week period, respectively. This reflects the devaluation of the Colombian peso when compared to the same periods a year ago.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	May 31, 2023				May 31, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$10,126	$1,056	11.6%	1.5%	$9,070
Membership income - Caribbean	4,431	301	7.3	1.4	4,130
Membership income - Colombia	2,178	(62)	(2.8)	2.1	2,240
Membership income - Total	$16,735	$1,295	8.4%	1.6%	$15,440

	Nine Months Ended
	May 31, 2023				May 31, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise club sales	Amount
Membership income - Central America	$29,504	$2,680	10.0%	1.5%	$26,824
Membership income - Caribbean	13,184	1,087	9.0	1.4	12,097
Membership income - Colombia	6,118	(263)	(4.1)	1.9	6,381
Membership income - Total	$48,806	$3,504	7.7%	1.5%	$45,302

Number of accounts - Central America	987,025	44,929	4.8%		942,096
Number of accounts - Caribbean	462,634	12,540	2.8		450,094
Number of accounts - Colombia	336,171	(18,882)	(5.3)		355,053
Number of accounts - Total	1,785,830	38,587	2.2%		1,747,243
Comparison of Three and Nine Months Ended May 31, 2023
The number of member accounts as of May 31, 2023 was 2.2% higher than the number of accounts as of May 31, 2022. Membership income increased 8.4% and 7.7% over the three and nine-month periods ended May 31, 2023, respectively, compared to the same prior-year periods.
Membership income increased in our Central America and Caribbean segments and decreased in our Colombia segment in the three and nine-month periods ended May 31, 2023. The consolidated increase in membership income is due to an increase in the membership base since the comparable prior year period. Since August 31, 2022, our Central America and Caribbean segments have increased their membership base and our Colombia segment has faced a decline in its membership base. Inflation and significant foreign currency devaluation have adversely impacted our Members in that market.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 8.6% of our total membership base as of May 31, 2023, an increase from 7.1% as of May 31, 2022. Platinum Members tend to have higher renewal rates than our Diamond Members.

Our trailing twelve-month renewal rate was 87.1% and 88.9% for the periods ended May 31, 2023 and May 31, 2022, respectively.
Other Revenue
Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, our interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2023			May 31, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Miscellaneous income	$2,754	$395	16.7	$2,359
Rental income	555	(49)	(8.1)	604
Other revenue	$3,309	$346	11.7%	$2,963

	Nine Months Ended
	May 31, 2023			May 31, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Non-merchandise revenue	$—	$(3,307)	(100.0)%	$3,307
Miscellaneous income	7,771	1,096	16.4	6,675
Rental income	1,660	(225)	(11.9)	1,885
Other revenue	$9,431	$(2,436)	(20.5)%	$11,867
Comparison of Three and Nine Months Ended May 31, 2023 and May 31, 2022
The primary driver of the decrease in other revenue for the nine-months ended May 31, 2023 was the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2023	May 31, 2022	Increase/ (Decrease)
(Amounts in thousands, except percentages)
Net merchandise sales
Net merchandise sales	$1,070,263	$999,011	$71,252
Total gross margin	$163,650	$142,199	$21,451
Total gross margin percentage	15.3%	14.2%	1.1%

Revenues
Total revenues	$1,096,654	$1,030,810	$65,844
Percentage change from prior period			6.4%

Comparable net merchandise sales
Total comparable net merchandise sales increase/(decrease)	5.8%	12.8%	(7.0)%

Total revenue margin
Total revenue margin	$184,060	$161,193	$22,867
Total revenue margin percentage	16.8%	15.6%	1.2%

Selling, general and administrative
Selling, general and administrative	$141,008	$127,431	$13,577
Selling, general and administrative percentage of total revenues	12.9%	12.4%	0.5%

Operational data
Adjusted EBITDA (1)	$63,192	$51,337	$11,855
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income attributable to PriceSmart as reported.

	Three Months Ended
Results of Operations Consolidated	May 31, 2023	% of Total Revenue	May 31, 2022	% of Total Revenue
Operating income- by segment
Central America	$46,023	4.2%	$39,458	3.8%
Caribbean	21,184	1.9	19,163	1.9
Colombia	2,961	0.3	4,652	0.4
United States	4,066	0.4	2,821	0.3
Reconciling Items (1)	(31,182)	(2.9)	(32,332)	(3.1)
Operating income - Total	$43,052	3.9%	$33,762	3.3%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2023	May 31, 2022	Increase/ (Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$3,211,725	$2,954,950	$256,775
Total gross margin	$508,582	$451,312	$57,270
Total gross margin percentage	15.8%	15.3%	0.5%

Revenues
Total revenues	$3,293,649	$3,044,723	$248,926
Percentage change from comparable period			8.2%

Comparable net merchandise sales
Total comparable net merchandise sales increase/(decrease)	6.5%	10.8%	(4.3)%

Total revenue margin
Total revenue margin	$567,973	$508,189	$59,784
Total revenue margin percentage	17.2%	16.7%	0.5%

Selling, general and administrative
Selling, general and administrative	$415,594	$380,088	$35,506
Selling, general and administrative percentage of total revenues	12.6%	12.5%	0.1%

Operational data
Adjusted EBITDA (1)	$215,636	$178,334	$37,302
Warehouse clubs at period end	51	50	1
Warehouse club sales floor square feet at period end	2,642	2,484	158
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income attributable to PriceSmart as reported.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2023	% of Total Revenue	May 31, 2022	% of Total Revenue
Operating income- by segment
Central America	$152,786	4.6%	$128,889	4.2%
Caribbean	71,161	2.2	60,796	2.0
Colombia	12,491	0.4	17,154	0.6
United States	24,622	0.7	17,377	0.6
Reconciling Items (1)	(108,681)	(3.3)	(96,115)	(3.2)
Operating income - Total	$152,379	4.6%	$128,101	4.2%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.
The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	May 31, 2023	% of Total Revenue	May 31, 2022	% of Total Revenue
Warehouse club and other operations	$106,172	9.7%	$96,081	9.3%
General and administrative	34,343	3.1	30,887	3.0
Pre-opening expenses	495	0.1	306	0.1
Loss (gain) on disposal of assets	(2)	—	157	—
Total Selling, general and administrative	$141,008	12.9%	$127,431	12.4%

	Nine Months Ended
	May 31, 2023	% of Total Revenue	May 31, 2022	% of Total Revenue
Warehouse club and other operations	$306,694	9.3%	$281,270	9.3%
General and administrative	100,274	3.0	96,531	3.2
Separation costs associated with Chief Executive Officer departure	7,747	0.3	—	—
Pre-opening expenses	584	—	1,406	—
Loss on disposal of assets	295	—	881	—
Total Selling, general and administrative	$415,594	12.6%	$380,088	12.5%
Comparison of Three and Nine Months Ended May 31, 2023 and May 31, 2022
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three and nine months ended May 31, 2023 was 15.3% and 15.8%, 110 basis points (1.1%) and 50 basis points (0.5%) higher than the comparable prior year period, respectively. This increase was primarily due to significant markdowns we took in the third quarter of fiscal year 2022 when we had excessive amounts of slow-moving inventory because of changing consumer preferences as they began to resume more normal buying patterns similar to our pre-pandemic sales mix. In addition, supply chain disruptions lead to out-of-season merchandise because of shipping delays in the prior year period that had to be liquidated to free up sales floor space for the past holiday season.
Total Gross Margin rate in the third quarter decreased compared to the first two quarters of fiscal year 2023. This decrease is primarily due to the elimination of our COVID premium, reduction in our Trinidad foreign currency exchange premium and a margin decrease in our Colombia market due to pricing actions taken by management based on the deteriorating conditions in that market. In Colombia we have determined to strategically decrease sales prices on select items across all of our imported merchandise categories in an effort to reduce the cost burden to our Members in this market during this period of exceptionally high inflation and significant devaluation of the Colombian Peso. In addition, we took pricing actions across all of our markets in response to increasingly challenging economic conditions in those markets and to alleviate some economic burden on our Members. We will further reduce our Trinidad foreign currency exchange premium in the fourth quarter.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased 120 basis points (1.2%) for the three months ended May 31, 2023 compared to the prior-year period, which is primarily the result of the higher total gross margin percentage of 110 basis points (1.1%). Total revenue margin increased 50 basis points (0.5%) for the nine months ended May 31, 2023 compared to the prior-year period, which is primarily the result of higher total gross margin percentage of 50 basis points (0.5%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, separation costs associated with the Chief Executive Officer departure, pre-opening expenses, and loss (gain) on disposal of assets. In total, Selling, general and administrative expenses increased $13.6 million compared to the prior year, and increased as a percentage of total revenue, increasing by 50 basis points (0.5%) to 12.9% of total revenue for the third quarter of fiscal year 2023 compared to 12.4% of total revenues for the third quarter of fiscal year 2022. Selling, general and administrative expenses increased $35.5 million compared to the prior year and increased as a percentage of total revenue, increasing 10 basis points (0.1%) to 12.6% of total revenue for the first nine months of fiscal year 2023 compared to 12.5% of total revenues for the first nine months of fiscal year 2022 offset, in part, by our Interim Chief Executive Officer's election not to receive compensation.
Warehouse club and other operations expenses increased to 9.7% of total revenues for the first three months of fiscal year 2023 compared to 9.3% for the prior-year period. This was primarily due to our Costa Rica market which increased 30 basis points (0.30%) and our Jamaica market which increased 10 basis points (0.10%) as a percentage of revenue year over year due to the appreciation of the Costa Rica colón and the Jamaican dollar, and a 20 basis points (0.20%) increase due to a VAT receivable write-off, partially offset by our Colombia market which decreased 20 basis points (0.20%) as a percentage of revenue year over year due to the devaluation of the Colombian peso.
Warehouse club and other operations expenses remained unchanged as 9.3% of total revenues for the first nine months of fiscal year 2023 and 2022.
General and administrative expenses increased to 3.1% of total revenues for the third quarter of fiscal year 2023 compared to 3.0% for the third quarter of fiscal year 2022. The 10 basis point (0.1%) increase is primarily due to increased compensation costs and travel along with certain non-recurring expenses related to severance and professional fees.
General and administrative expenses decreased to 3.0% of total revenues for the first nine months of fiscal year 2023 compared to 3.2% for the first nine months of fiscal year 2022. The 20 basis point (0.2%) decrease is primarily due to the leveraging of general and administrative expenses.

In the second quarter of fiscal year 2023, we recorded $7.7 million for separation and other related termination benefits for our former Chief Executive Officer who resigned effective February 3, 2023. Of this amount $4.2 million in net charges related to adjustments to non-cash stock-based compensation. We substantially fulfilled all payment obligations by the end of the second quarter of fiscal year 2023; however, some vesting of PSUs will occur in the first quarter of fiscal year 2024.
On a go-forward basis, our Interim Chief Executive Officer has declined to receive compensation for his services during his term; therefore, we expect Selling, general and administrative expenses will be positively impacted by $2.5 million of savings each quarter during his term, reduced by salary increases for other executives related to the change in leadership.
Operating income in the third quarter of fiscal year 2023 increased to $43.1 million (3.9% of total revenue) compared to $33.8 million (3.3% of total revenue) for the same period last year. This reflects the increase in total revenue margin of 120 basis points (1.2%), partially offset by a 50 basis point (0.5%) decrease due to the deleveraging of selling, general and administrative expenses over the comparable prior-year period.
Operating income for the nine months ended May 31, 2023 increased to $152.4 million (4.6% of total revenue) compared to $128.1 million (4.2% of total revenue) for the same period last year.

Interest Income
Net interest income represents the earnings generated from interest-bearing assets held by PriceSmart, Inc. and our wholly owned foreign subsidiaries. These assets include investments in fixed income securities and deposits held with financial institutions. The interest income is derived from the interest payments received on these assets, which serve to enhance our overall financial returns. This contributes to the financial strength and liquidity of PriceSmart, Inc. and supports various operations such as funding new ventures, meeting working capital needs, and ensuring adequate U.S. dollar liquidity in our Trinidad subsidiary.

	Three Months Ended
	May 31, 2023		May 31, 2022
	Amount	Change	Amount
Interest income	$3,161	$2,688	$473

	Nine Months Ended
	May 31, 2023		May 31, 2022
	Amount	Change	Amount
Interest income	$6,260	$4,720	$1,540
Comparison of Three and Nine Months Ended May 31, 2023 and May 31, 2022
Net interest income increased for the three and nine-month period ended May 31, 2023 primarily due to an increase in investments at higher yields when compared to the comparable prior year period.
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

	Three Months Ended
	May 31, 2023		May 31, 2022
	Amount	Change	Amount
Interest expense on loans	$3,152	$992	$2,160
Interest expense related to hedging activity	209	(662)	871
Less: Capitalized interest	(614)	(379)	(235)
Net interest expense	$2,747	$(49)	$2,796

	Nine Months Ended
	May 31, 2023		May 31, 2022
	Amount	Change	Amount
Interest expense on loans	$8,870	$3,570	$5,300
Interest expense related to hedging activity	746	(1,882)	2,628
Less: Capitalized interest	(1,306)	(202)	(1,104)
Net interest expense	$8,310	$1,486	$6,824
Comparison of Three and Nine Months Ended May 31, 2023 and May 31, 2022
Net interest expense increased for the nine-month period ended May 31, 2023 primarily due to higher interest rates on short-term borrowings and higher long-term borrowings outstanding when compared to the comparable prior year period.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	May 31, 2023			May 31, 2022
	Amount	Change	% Change	Amount
Other expense, net	$(1,885)	$538	(22.2)%	$(2,423)

	Nine Months Ended
	May 31, 2023			May 31, 2022
	Amount	Change	% Change	Amount
Other expense, net	$(11,795)	$(9,962)	543.5%	$(1,833)
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
Comparison of Three and Nine Months Ended May 31, 2023 and 2022
For the three and nine-months ended May 31, 2023 the primary driver of Other expense, net included $1.0 million and $8.3 million of losses, respectively, due to revaluation of monetary assets and liabilities (primarily U.S. dollars) in several of our markets. Of those amounts, Costa Rica contributed a $477,000 and $3.3 million revaluation loss, respectively, due to the impact of the appreciation of the Costa Rican Colón on our U.S. dollar monetary net assets in Costa Rica. In addition, we had transaction costs of $1.1 million and $3.8 million during the quarter and nine months ended May 31, 2023, respectively, associated with converting Trinidad dollars into available tradable currencies, such as euros or Canadian dollars, before converting them to U.S. dollars.

Provision for Income Taxes

	Three Months Ended
	May 31, 2023		May 31, 2022
	Amount	Change	Amount
Provision for income taxes	$12,019	$2,243	$9,776
Effective tax rate	28.9%		33.7%

	Nine Months Ended
	May 31, 2023		May 31, 2022
	Amount	Change	Amount
Provision for income taxes	$44,647	$4,918	$39,729
Effective tax rate	32.2%		32.8%
Comparison of Three and Nine Months Ended May 31, 2023 and May 31, 2022
For the three months ended May 31, 2023, the effective tax rate was 28.9% compared to 33.7% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from recurring items of 6.5%, primarily resulting from the expected cost savings for CEO compensation; and
•A comparably unfavorable net tax impact from non-recurring items of 1.7%, primarily related to foreign exchange and assets written down.
For the nine months ended May 31, 2023, the effective tax rate was 32.2% compared to 32.8% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from recurring items of 1.8%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and
•A comparably unfavorable net tax from non-recurring items of 1.2%, primarily related to assets written down.

On a go-forward basis, we estimate an annualized effective tax rate of approximately 32% to 33%.

Other Comprehensive Income (Loss)

	Three Months Ended
	May 31, 2023			May 31, 2022
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$14,100	$22,835	261.4%	$(8,735)

	Nine Months Ended
	May 31, 2023			May 31, 2022
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$25,983	$36,623	344.2%	$(10,640)
Comparison of Three and Nine Months Ended May 31, 2023 and May 31, 2022
Our other comprehensive income of approximately $14.1 million for the third quarter of fiscal year 2023 resulted primarily from the comprehensive gain of approximately $15.3 million from foreign currency translation adjustments related to assets and liabilities and the translation of revenue, costs and expenses on the statements of income of our subsidiaries whose functional currency is not the U.S. dollar, offset by approximately $1.2 million related to unrealized losses on changes in our derivative obligations. Other comprehensive income for the nine-months ended May 31, 2023 of approximately $26.0 million was primarily the result of the comprehensive gain of $26.6 million from foreign currency translation adjustments along with approximately $0.6 million related to unrealized losses on changes in the fair value of our derivative obligations. For the quarter, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar for our Costa Rica subsidiary. For the nine-month period, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary, partially offset by the devaluation of the local currencies against the U.S. dollar for our Dominican Republic and Colombia subsidiaries.
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
Repatriation of cash and cash equivalents held by foreign subsidiaries may require us to accrue and pay taxes for certain jurisdictions. Should we decide to repatriate cash through the payment of a cash dividend by our foreign subsidiaries to our domestic operations, we will accrue taxes if and when appropriate.

The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2023	August 31, 2022
Amounts held by foreign subsidiaries	$194,562	$203,952
Amounts held domestically	41,810	47,421
Total cash and cash equivalents, including restricted cash	$236,372	$251,373
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2023	August 31, 2022
Amounts held by foreign subsidiaries	$60,842	$11,160
Amounts held domestically	51,787	—
Total short-term investments	$112,629	$11,160
As of May 31, 2023 and August 31, 2022, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries or domestically.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. We have and continue to take additional actions in this respect. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2023	May 31, 2022	Change
Net cash provided by operating activities	$184,681	$64,311	$120,370
Net cash used in investing activities	(197,814)	(61,404)	(136,410)
Net cash provided by (used in) financing activities	(13,051)	11,365	(24,416)
Effect of exchange rates	11,183	(7,034)	18,217
Net increase (decrease) in cash and cash equivalents	$(15,001)	$7,238	$(22,239)
Net cash provided by operating activities totaled $184.7 million and $64.3 million for the nine months ended May 31, 2023 and May 31, 2022, respectively. For the nine-months ended May 31, 2023, cash provided by operating activities increased primarily due to shifts in working capital generated from changes in our merchandise inventory and accounts payable positions, which contributed $91.1 million, a positive net change in our other various operating assets and liabilities and from higher net income when compared to the nine-months ended May 31, 2022.

Net cash used in investing activities totaled $197.8 million and $61.4 million for the nine months ended May 31, 2023 and May 31, 2022, respectively. The $136.4 million increase in cash used in investing activities is primarily the result of a net decrease in proceeds from settlements of short-term investments and an increase in purchases of short-term investments, primarily in the U.S., compared to the same nine-month period a year-ago. The decrease in proceeds from settlements is primarily due to the overall net decrease of short-term investments in Trinidad as fewer of those investments settled comparatively and we are investing our excess U.S. dollar balances in that market in shorter dated certificates of deposits or other liquid investments classified as cash or cash equivalents.
Net cash used in financing activities totaled $13.1 million and net cash provided by financing activities totaled $11.4 million for the nine months ended May 31, 2023 and May 31, 2022, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $24.4 million shift from cash provided by, to cash used in, financing activities is primarily the result of a net decrease of proceeds from short-term borrowings compared to the same nine-month period a year-ago.
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
We have reissued treasury shares as part of our stock-based compensation programs. During the nine-months ended May 31, 2023, we reissued approximately 7,000 treasury shares.

Repurchases of Common Stock
The Board of Directors authorized a program to repurchase up to $75 million of our common stock (the "Stock Buyback Program"). Under the Stock Buyback Program, shares of common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Stock Buyback Program does not obligate us to acquire any specific number of shares.
The timing and actual number of shares repurchased will depend on a variety of factors, including the common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. Repurchases are funded with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by the Board of Directors at its discretion.
During the three and nine-months ended May 31, 2023, no repurchases were made under the Stock Buyback Program.
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

We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on May 31, 2023.
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
In two countries where the Company operates, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales rather than taxable income. As a result, we have made and may continue to make income tax payments substantially in excess of those we would expect to pay based on taxable income. The Company had income tax receivables of $11.3 million and $11.0 million as of May 31, 2023 and August 31, 2022, respectively, and deferred tax assets of $3.6 million and $3.5 million as of May 31, 2023 and August 31, 2022, respectively, in these countries.
In one of the countries with a significant VAT receivable balance, the Company received unfavorable rulings at the supreme court level of that country denying a portion of the Company’s appeals for refund of over-withholdings of VAT. After evaluating the merits of the Company’s arguments, the court’s decision, and probability that the other related refund appeals would receive the same judgment, the Company concluded that a total of $2.3 million of related VAT receivable would not be recoverable and this amount was written-off in the third quarter of fiscal year 2023. These charges were recorded in the Warehouse club and other expenses line item under the Selling, general and administrative caption within the consolidated statements of income.
The Company’s various outstanding VAT receivables and/or income tax receivables are based on cases or appeals with their own set of facts and circumstances. The Company consults and evaluates with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling these complex tax issues. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, as we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the third quarter of fiscal year 2023 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2023 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad to source tradable currencies. During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. Refer to “Item 2. Management’s Discussion & Analysis – Factors Affecting Our Business” and “Item 2. Management’s Discussion & Analysis – Liquidity: Financial Position and Cash Flow” for our quantitative analysis and discussion.
Information about the financial impact of foreign currency exchange rate fluctuations for the three and nine-month periods ended May 31, 2023 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net”.
Information about the change in the fair value of our hedges and the financial impact thereof for the three and nine-month periods ended May 31, 2023 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and nine-month period ended May 31, 2023 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2023, the Company repurchased 2,394 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2023 - March 31, 2023	774	$70.15	—	—
April 1, 2023 - April 30, 2023	526	74.90	—	—
May 1, 2023 - May 31, 2023	1,094	73.52	—	—
Total	2,394	$72.73	—	—
(1)    The Board of Directors authorized a $75 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. However, no repurchases were made under this plan during the quarter ended May 31, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Second Amended and Restated Bylaws of the Company.
3.5(5)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1*	Separation Agreement dated April 18, 2023 between Nicolas Maslowski and the Company
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PRICESMART, INC.

Date:	July 10, 2023	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	July 10, 2023	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)