Form 10-K
period 2023-08-31
PRICESMART INC
filed 2023-10-30
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,818,035,453 based on the last reported sale price of $69.72 per share on the NASDAQ Global Select Market on February 28, 2023.
As of October 25, 2023, 30,161,886 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 1, 2024 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2023
i

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.” Forward-looking statements are only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
PART I
Item 1. Business
General
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business, in Central America, the Caribbean and Colombia, at operating standards as good as, or superior to, warehouse club operations in the United States.
As of August 31, 2023, we had 51 warehouse clubs in operation in Central America, the Caribbean and Colombia. PriceSmart currently operates 52 warehouse clubs and we believe it has become one of the most respected and trusted brands in the region. With nearly 2 million membership accounts and more than 3 million cardholders, PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.
PriceSmart sources slightly more than half its merchandise from suppliers within the region, with the balance of merchandise sourced throughout the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and unique consumable and non-consumable products that are often not otherwise available in its markets.
PriceSmart continually focuses on innovation. In recent years, PriceSmart has added optical, audiology, and pharmacy services in many of its locations. PriceSmart provides online shopping to our Members and offers both home delivery and curbside pickup. PriceSmart is also making significant investments in technology to both improve the online shopping experience for its Members and to enhance operating efficiencies in its supply chain and the back office.
With more than 11,000 employees, PriceSmart supports the best working conditions possible for its employees. We provide safe and pleasant working environments for our employees, along with excellent pay and benefits, including healthcare and retirement benefits.
PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. The newly created PriceSmart Foundation, in partnership with Price Philanthropies Foundation, provides school supplies to more than 150,000 children, and eyeglasses to thousands of children through its Aprender y Crecer program. The Foundation also makes philanthropic donations to support work force development, small business entrepreneurship and to improve the environment.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate, result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2022	Number of Warehouse Clubs in Operation as of August 31, 2023	Anticipated Warehouse Club Openings in Calendar Year 2023	Anticipated Warehouse Club Openings in Calendar Year 2024
Colombia	9	9	1	—
Costa Rica	8	8	—	—
Panama	7	7	—	—
Dominican Republic	5	5	—	—
Guatemala	5	5	1	—
Trinidad	4	4	—	—
Honduras	3	3	—	—
El Salvador	2	3	—	1
Nicaragua	2	2	—	—
Jamaica	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	50	51	2	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
In September 2023, we opened a new warehouse club in Medellín, Colombia, bringing the total number of warehouse clubs in operation by the Company to 52. We have recently leased land and have plans to open our sixth warehouse club in Guatemala, located in Escuintla, approximately 40 miles south of the nearest club in the capital of Guatemala City. The club is being built on a five-acre property and is anticipated to open on November 30, 2023. We have also purchased land and plan to open our fourth warehouse club in El Salvador, located in Santa Ana, approximately 40 miles west from the nearest club in the capital of San Salvador. The club is being built on a five-acre property and is anticipated to open in early 2024. Once these two new clubs are open, we will operate 54 warehouse clubs.

We also export products to a retailer in the Philippines and are exploring expansion of that business in other markets.

Merchandising
A fundamental part of our value proposition is making available to our retail and business Members a selection of high quality merchandise and services sourced within our region and from around the world, at lower prices than our competitors.
We offer merchandise and services in the following categories:
•Consumables, consisting primarily of groceries, cleaning supplies, and health and beauty aids, representing approximately 50% of our net merchandise sales;
•Fresh Foods, including meat, produce, deli, seafood and poultry, representing approximately 29% of our net merchandise sales;
•Hardlines, including electronics, large and small appliances, automotive, hardware, sporting goods, and seasonal products, representing approximately 11% of our net merchandise sales;
•Softlines, including clothing, domestics and home furnishing products, representing approximately 5% of our net merchandise sales;
•Food service and bakery, representing approximately 4% of our net merchandise sales; and
•Health services, including optical, audiology and pharmacy, representing approximately 1% of our net merchandise sales.
Competitive Strengths
Low Operating Costs. Our club format is designed to move merchandise from suppliers to PriceSmart Members at a lower expense ratio than our competitors. We strive to achieve efficiencies in product distribution by minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. More recently, we also have opened distribution centers in certain of our high-volume markets to improve efficiency and in-stock rate, reduce lead times on high volume products, and mitigate risks of supply chain disruption. Our focus on lowering operating costs supports better value and lower prices for our Members, which we believe helps generate Member loyalty and renewals, which in turn leads to increased sales.
Membership. Our membership provides a competitive advantage. Membership targets a desirable demographic with strong purchasing power. Data we can access about our Members not only provides better connectivity with our Members, but also enables us to identify and pursue additional opportunities to provide value for our Members. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 47 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. Membership fees were equal to approximately 1.5% of net merchandise sales and 35.8% of operating income in fiscal year 2023. Our Members can sign up for and renew their memberships online, which gives us another valuable digital touch point with them.
We continue to expand our product and services offerings to our Members. One of our primary initiatives is the expansion of our wellness services, which include our optical, pharmacy and audiology departments. As of August 31, 2023, we had 49 optical locations, 10 pharmacies and 24 audiology locations open. We expect to continue the rollout of audiology to a majority of our clubs and markets in fiscal year 2024. In addition, we plan to increase the number of pharmacy locations by expanding this service in Panama and Guatemala. We believe that untapped opportunities exist to enhance the value of our membership further in various areas. We continue to explore opportunities to provide our Members with products and services that are particularly attractive to our unique membership base.
Business Members. Our product selection, larger pack sizes, and low prices appeal to both business and retail consumers. Business Members include a broad cross section of businesses such as restaurants, institutions including schools, and other businesses that purchase products for resale and supplies used in their businesses. These business Members represent a significant source of sales and profit and provide purchasing volume that gives us better prices from our suppliers.

Worldwide Sourcing. Approximately 48.5% of our sales come from merchandise sourced in the U.S., Asia and Europe. One of the primary advantages we have compared to most of our local competitors is our United States-based buying team that sources merchandise from suppliers in the U.S. and around the world. Our buyers identify and purchase new and exciting items, including our own “Member’s Selection®” private label products. Many of these products are available only at PriceSmart in the markets in which we operate.
Innovation. The warehouse club industry has been operating for almost 50 years, following the founding of Price Club in 1976. The world of merchandising has evolved during this period, particularly with respect to how technology impacts operational efficiencies and how consumers shop. We are leveraging technological innovations we have developed to enhance our worldwide sourcing of products and make these products available in our countries in a manner that meets current consumer preferences. We operate in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, distribution and logistical challenges and Member preferences that require us to source the correct mix of local and imported merchandise. We believe that our future success is highly dependent on our capacity to continue to adapt and innovate to meet the needs of our current and future Members. We plan to expand our omni-channel offering to include additional services such as drop-ship and the creation of a digital business-to-business application. We also have developed better inbound and outbound online communication channels, and we are using data analytics to better understand our Members’ evolving preferences.
Experienced Management Team. Robert E. Price has served as PriceSmart's Interim Chief Executive Officer since February 2023 and has been Chairman of the Board of Directors of the Company since its spin-off from Price Enterprises, Inc. in 1997. He served as Executive Chairman from October 2018 to February 2020. Mr. Price has served as Chief Executive Officer and President of the Company at various times during the Company’s history, including as Chief Executive Officer from April 2006 until July 2010. Mr. Price was a founder of The Price Company, which operated the Price Club, and served as its Chief Executive Officer and a member of its board of directors from the time of The Price Company’s founding in 1976.
John D. Hildebrandt became our Chief Operating Officer in May 2022 and our President in December 2022. He previously served as the Company’s Executive Vice President – Operations since February 2010. Before that office, Mr. Hildebrandt held various management positions with the Company dating back to 1997. Mr. Hildebrandt was a Senior Operations Manager of Price/Costco from 1994 through 1996 and served in various management roles for The Price Company beginning in 1979.
Michael L. McCleary is Executive Vice President and Chief Financial Officer. Mr. McCleary joined the Company in 2003 and has over 30 years of international finance, tax and accounting experience.

David N. Price has been a director of the Company since February 2022. Mr. Price has been an employee of the Company since July 2017, and was appointed as Executive Vice President and Chief Transformation Officer in July 2023. Several key areas now report to Mr. Price including Information Technology, PriceSmart.com, and the Project Management Office to foster better collaboration and alignment across the entire Company. He previously held the position of Executive Vice President and Chief of Staff to the Chairman of the Board and the Company’s Interim Chief Executive Officer, Robert Price, from December 2022 to July 2023. From August 2021 to December 2022, Mr. Price served the Company as Vice President for Environmental and Social Responsibility and had previously served as the Company’s Vice President for Omnichannel Initiatives and Environmental and Social Responsibility. From August 2018 to August 2020, Mr. Price was employed as a Director in our E-Commerce division.
Francisco Velasco has been Executive Vice President, General Counsel and Secretary of the Company since July 2016 and Chief Ethics & Compliance Officer since October 2016. Prior to joining PriceSmart, Mr. Velasco served as Division Counsel Latin America for AbbVie Inc., a publicly traded global biopharmaceutical company and he held in-house legal roles at Abbott Laboratories, Hanes Brands Inc. and Sara Lee Corporation, and he began his career in private practice specializing in the Latin America region.
In addition to these executives, many other members of our management team have extensive career experience in the warehouse club business, including some who learned the warehouse club business from their time at Price Club. Their experience and knowledge represent a key strength and competitive advantage for our Company.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size of our existing warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently remodeling our clubs in San Pedro Sula, Honduras, Santiago, Dominican Republic, and Port of Spain, Trinidad and Tobago. We are also currently expanding one of our clubs in San Salvador, El Salvador. We've recently entered into a lease agreement to relocate and extend our lease life for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. In September 2023, we opened a new warehouse club in Medellín, Colombia. On November 30, 2023, we plan to open our sixth warehouse club in Guatemala in the city of Escuintla. Additionally, we have plans to open a new warehouse club in Santa Ana, El Salvador, in early 2024. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution facilities in other markets. Based on our experience with the Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. In addition to major distribution centers, PriceSmart has been investing in produce distribution centers, which enable us to purchase, process and package produce we purchase directly from farms in our markets as well as imported produce.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business and can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services, such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in our clubs; and the implementation and expansion of our Well-being initiative, which offers optical services with free eye exams for our Members and additional members of their families and lower prices on discounted eyeglass frames, audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, pharmacies. Another way we enhance Membership value is through our private label offering, “Member’s Selection®” a brand that is available only to PriceSmart Members. We believe the “Member’s Selection®” brand carries goodwill and is recognized in our markets for value. Private label products also provide the opportunity to source quality items locally. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. In fiscal year 2023, our private label sales represented 26.3% of total merchandise sales, up from 24.7% for fiscal year 2022, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Increase Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality and content of PriceSmart.com and to expand our product offerings available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, we believe we have been able to provide our Members with enhancements to the membership experience. PriceSmart.com provides the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the dynamic environments in which we we do business.
Distribution Efficiency
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
Historically, our international suppliers and especially our U.S. suppliers have generally shipped their products to our Miami distribution facility where they are received and assigned to various containers for direct shipment to our locations. Regional and in-country suppliers have shipped directly to our locations. As our location sales volumes have grown, we have routed more products from international, regional and local suppliers to regional and local distribution centers in order to improve in-stocks, reduce inventory weeks of supply, reduce logistics costs and improve working capital.
In addition to our Miami distribution facility, we have a large regional distribution center located in the metropolitan area of San Jose, Costa Rica. This 165,000 square foot facility distributes both dry and refrigerated products primarily to PriceSmart clubs in Costa Rica and also ships some products to other clubs in Central America. We anticipate that our Costa Rica distribution center will also be fulfilling online orders for our Members, especially higher ticket products, such as major appliances. Recently, we leased an approximately 120,000 square foot building in Panama City, Panama that will serve as a distribution center for our warehouse clubs in Panama. This distribution center will operate in a similar way to our distribution center in Costa Rica. Our management team is engaged in a comprehensive study for improving our distribution infrastructure, to better serve our Members, lower the net landed cost of our merchandise, enhance operating efficiencies and lower the construction and equipment costs for our warehouse clubs.
PriceSmart's Membership Policy
We offer three types of memberships: Diamond, Business and Platinum.
The Diamond Membership is targeted at individuals and families. The annual fee for a Diamond Membership (entitling Members to two cards), in most markets as of August 31, 2023 was approximately $35 (excluding tax). In Colombia, we raised the Diamond Membership fee to 132,000 COP in January 2023, yielding a current Membership price of approximately $32.
The Company currently offers the Platinum Membership program in all thirteen of its markets. The annual fee for a Platinum Membership in most markets is approximately $75 (excluding tax). The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. Platinum Members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Any rebate amount not redeemed by August 31 is recognized as breakage revenue.
Following many years where our annual membership fee for two cards has been $35 in most markets ($75 for Platinum), we recently decided to raise our fee by $5 in most markets for all membership types. We expect these fee increases to take place on a staggered basis in most countries during fiscal year 2024.

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
Members can now sign-up and renew their memberships as well as choose auto-renewal online.
We recognize membership income over the 12-month term of the membership. Deferred membership income was $31.1 million and $28.0 million as of August 31, 2023 and August 31, 2022, respectively. Our membership agreements provide that if our Members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60 day period, Members may receive a refund for the prorated share of their remaining membership fee if they so request.
Our Intellectual Property Rights
It is our policy to obtain appropriate intellectual property rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. We also rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our employees, consultants and suppliers. There can be no assurance, however, that we will be successful in protecting our proprietary rights. While we believe that our trademarks, copyrights and other proprietary know how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.
Our Competition
Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours and the shopping convenience and overall shopping experience we offer. We also prioritize above all the safety of our Members and our employees. Some of our competitors may have greater resources, buying power and name recognition. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format. It is possible that additional warehouse club operators may decide to enter our markets and compete more directly with a similar warehouse club format. We also face competition from online retailers, such as Amazon.com, Inc. and Mercado Libre in Colombia, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future. We also face competition from wholesale trade companies.

Human Capital
As of August 31, 2023, we had approximately 11,000 employees. Approximately 96% of our employees were employed outside of the United States, and about 1,800 employees were represented by labor unions.
Developing a Diverse Workforce Representative of Our Markets
Fundamental to our mission is the ability to attract, retain, and develop a diverse workforce representative of the countries in which we operate. We are proud to hire from the local communities where we operate, which then enhances our understanding of the legislation and operating environment of each country, so we can better serve our Members. We believe we provide our employees with excellent wages, as well as comprehensive benefit programs, which generally include life and health insurance and post-employment savings plans. We also seek to identify opportunities to support local businesses and communities, with the goal of improving the quality of life in the countries where we operate.
Talent Development and Learning
Providing employees with equal opportunities for development is a key focus for PriceSmart, and we strive to provide opportunities for each team member to learn and grow. We believe a focus on talent development leads to long-serving, loyal employees, which improves efficiencies in operations, thus resulting in higher quality service to our Members. In fiscal year 2023, we held more than 2,700 corporate talent development learning sessions, which included general leadership training as well as women-specific leadership training, in addition to courses on emotional intelligence and motivating employees. In addition, we offer a robust range of courses in technical and language skills, as well as instruction in wellness and valuable “life tools” such as the principles of managing personal or household finances, raising resilient children, and how to maintain healthy boundaries and a good work-life balance.
We also seek to promote from within, allowing us to develop the leadership strengths of our employees to provide a better overall customer experience for our Members.
Engaging our team through internal events – Diversity & Inclusion.
We strive to create a work environment that fosters a sense of belonging, inclusion, growth, and engagement for all our team members. Each month we facilitate a wide range of activities in the countries in which we operate, including celebrations of birthdays and work anniversaries, volunteering, employee appreciation, and health and wellness events, and recreational opportunities such as football (soccer) games and 5K runs. We also send company-wide communications to celebrate events that recognize diversity and cultural heritage and educate team members about the history and significance of these events.
The activities we facilitate do more than bring employees together. They create platforms for celebrating our diversity, enriching our experiences, and fueling our shared journey toward success. In addition to promoting knowledge sharing, they empower our employees to grow personally and professionally, fostering an inclusive environment where we celebrate unique perspectives and strengthen our organizational culture.
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

Available Information
The PriceSmart, Inc. investor relations website or internet address is https://investors.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2023 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.
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
External Factors that Could Adversely Affect Us
Negative economic conditions created or exacerbated by inflation, and higher interest rates could adversely impact our business in various respects.
A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending could adversely affect consumer demand for the products we sell, change the mix of products we sell to a mix with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales or result in slower inventory turnover and greater markdowns of inventory.
The retail food business is hypersensitive to general changes in economic conditions. A significant decline in the economies of the countries in which our warehouse clubs are located may adversely affect our operating results. Economic conditions such as contraction in the financial market, increased governmental ownership or regulation of the economy, higher interest rates, high rates of inflation or deflation, higher fuel prices, increased barriers to entry such as higher tariffs and taxes, and other macroeconomic factors that affect consumer spending may adversely affect the demand for and prices of the products we sell in our warehouse clubs.
The economic factors that affect our operations may also adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us.
Our profitability is vulnerable to cost increases.
Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to offset inflation, currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Inflationary pressures in general and significant foreign currency devaluation such as in our Colombian market affected our ability to adjust prices during most of fiscal year 2023. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.

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
•crime and security concerns that can adversely affect the economies of the countries in which we operate and which require us to incur additional costs to provide additional security at our warehouse clubs;
•political instability, such as the protests and civil unrest in Colombia in 2022 and 2021, in Honduras and Nicaragua in 2019, and a general strike in Costa Rica in 2018;
•product registration, permitting and regulatory compliance;
•volatility in foreign currency exchange rates;
•general economic and business conditions;
•pandemics; and
•interruption of our supply chain.
These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations. For example, the Colombian peso exchange rate with the U.S. dollar devalued approximately 15% on average throughout fiscal year 2023 compared to fiscal year 2022 reducing our U.S. dollar value of sales and negatively affecting overall demand for our merchandise in Colombia. As a result, beginning later in the second quarter of fiscal year 2023, we strategically held pricing steady across several product categories of our U.S. merchandise imported into Colombia instead of increasing the prices to reflect the rising costs of these items. This action adversely impacted our Total Gross Margin percentage for our Colombia segment and our Company overall during the third quarter of fiscal year 2023. In the fourth quarter of fiscal year 2023, the Colombian peso began to strengthen; however, we continued to hold pricing steady which resulted in margins improving from the results of the third quarter. However, if the peso were to weaken again and we hold pricing steady or take pricing actions to lower the cost to our Members to mitigate a decrease in demand, then consolidated Total Gross Margins could be negatively impacted. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from our non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition.
In the spring of 2020, the novel coronavirus (COVID-19) pandemic resulted in government authorities in our markets taking actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. Our business depends heavily on the uninterrupted operation of our distribution facilities located in Miami, Florida and San Jose, Costa Rica, our warehouse clubs located in Colombia, Central America and the Caribbean, and our headquarters and buying operations in San Diego, California. The operation of all of our facilities is highly dependent on our employees who staff these locations, and the coronavirus, or similar pandemics, could directly threaten the health of our employees and Members. It also resulted in delays or difficulty sourcing products, which negatively affected our business and financial results. Certain of our suppliers had their manufacturing operations disrupted by the outbreak, and were subject to significant shipping delays impacting our supply chain. Pandemics or events of this sort have had, and may have in the future, an adverse effect on our business.
Political and other factors in each of our markets may have significant effects on our business. For example, roadblocks arose in Guatemala in October 2023 following instability from recent elections. In addition, roadblocks also arose in Panama in October 2023 disrupting traffic to our clubs throughout most of the market as a reaction to an agreement between the Panamanian government and a mining company. The civil unrest in Colombia paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Austerity and tax reform measures for Colombia and other Latin American countries with high national debt levels and income disparity pose a risk for political instability. Similar unrest happened in Nicaragua and Honduras in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.

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
Although online sales are currently a smaller proportion of total sales in our markets for the types of merchandise we offer than in the U.S., online shopping is becoming more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve. While major international online retailers have not established a significant penetration in any of our markets, Amazon.com, Inc. continues to expand its online marketplace and make additional investments to bolster its presence in Colombia. Also, it is possible that Amazon.com, Inc. or smaller regional companies will increase the penetration of online shopping in the rest of our markets.
We continue to invest in our websites and systems with the long-term objective of offering our Members a seamless omni-channel experience through PriceSmart.com, which includes both curbside pickup and delivery in all markets. Operating an e-commerce platform and fulfillment of online orders is a complex undertaking, and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If we do not maintain a successful and relevant omni-channel experience for our Members, our ability to compete and our results of operations could be adversely affected.
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
Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, over water and over land, which results in:
•substantial lead times needed between the procurement and delivery of products, thus complicating merchandising and inventory controls;
•the possible loss of products due to theft or potential damage to, or destruction of, ships or containers delivering goods;
•product markdowns due to the prohibitive cost of returning merchandise upon importation;
•product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from;
•ocean freight and duty costs; and
•possible governmental restrictions on the importation of merchandise.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we faced and may again face delays or difficulty sourcing products, which could negatively affect our business and financial results. Certain of our suppliers had their manufacturing operations disrupted by the coronavirus outbreak and, even when goods had been completed, they often were subject to weeks-long shipping delays. If our third-party suppliers’ operations are curtailed, again, or transportation systems are disrupted, we may need to seek alternate sources of supply, which may be more expensive. If the production and distribution closures were to resume for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.
Civil unrest in certain countries in which we operate may adversely affect the flow of goods through those countries. For example, in October 2023, protestors in Guatemala erected roadblocks limiting access to some of our warehouse clubs in that country. In April 2021, protestors in Colombia erected roadblocks inside and between major cities and damaged public transport, businesses and state buildings, which disrupted the normal flow of goods and economic activity. In 2019, political and civil unrest in Honduras and Nicaragua resulted in roadblocks in many portions of these countries. Any restriction in the movement of goods through Costa Rica’s ports or over Honduras and Nicaragua’s highways could impair our ability to supply warehouse clubs not just in those countries, but in countries throughout the region as well.
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
We accept payments using an increasing variety of methods, including cash, checks, wire transfers, our co-branded credit cards and a variety of other credit and debit cards. Our operations, like those of most retailers, require the transmission of information associated with cashless payments. As we offer new payment options to our Members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks’ compromised card re-issuance costs, we may be subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our Members, and our business and operating results could be adversely affected. Failures or disruptions in data communication and transfer services also could significantly impact our ability to transact payments to vendors and process credit and debit card transactions. Lastly, we or our customers may experience “spoofing” transactions, particularly with respect to wire transfers, which could cause us to make payments to impostor vendors or result in our not receiving timely payment from customers for merchandise we have sold.
We face the possibility of operational interruptions related to union work stoppages.
We currently have labor unions in three of our markets (Trinidad, Barbados and Panama). A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operation.
Risks Associated with Our Business Strategy and Operations
Any failure by us to manage our widely dispersed operations could adversely affect our business.
As of August 31, 2023, we had 51 warehouse clubs in operation, located in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three in Honduras and El Salvador; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, operating controls, inventory, and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any failure of our systems or our inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.
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
The retail business is quickly evolving, and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our launch of our PriceSmart.com curbside pickup and delivery service, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. If we fail to successfully implement our e-commerce initiative, our market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs, materially adversely affecting the financial performance of the physical retail side of our operations. In addition, our investments in e-commerce and technology initiatives will adversely impact our short-term financial performance, and our failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.

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
Our success depends on our ability to continue to preserve and enhance our brand and reputation. Damage to the PriceSmart brand could adversely impact merchandise sales, diminish Member trust, reduce Member renewal rates and impair our ability to add new Members. A failure to maintain and enhance our reputation also could lead to loss of new opportunities or employee retention and recruiting difficulties. Negative incidents, such as a data breach or product recall, can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. In particular, the propagation of negative publicity on social media, whether merited or not, can have a damaging effect on our business in one or more markets. In addition, we sell many products under our private label “Member’s Selection®” brand. If we do not maintain consistent product quality of our “Member’s Selection®” products, which generally carry higher margins than national brand products carried in our warehouse clubs, our net warehouse sales and gross margin results could be adversely affected and Member loyalty could be harmed. Also, accidents or personal injuries that sometimes occur in our facilities, such as a Member slipping and falling or product falling from a rack, could result in negative publicity or otherwise damage the Company's reputation.
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

We rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems or disruptions of our systems could harm our business and adversely affect our results of operations.
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
From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption increases when system changes are undertaken. Targeting the wrong opportunities, failing to make the right investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. For example, we have begun migrating to a new point-of-sale system, Elera™, a Toshiba product, and if we are not able to successfully implement this product, or experience significant delays, it may jeopardize our operations or result in additional costs.
Not updating our systems on a timely basis could leave us at a disadvantage relative to our competitors. Our current ERP (Enterprise Resource Planning) system is not supported by the developer of the software, which could increase the risk of a system disruption. In addition, there are newer versions available from the vendors of some of our other internal systems offering greater functionality and reliability which we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, and we plan to migrate to more industry-standard technologies. Several years ago, we began evaluating options to replace our ERP system. However, we intentionally deferred this project as originally contemplated in order to more thoroughly assess our overall IT landscape. We have decided that the risk, cost, and implementation cycle time of a holistic ERP system was not a sound strategy. We have instead turned our focus to a coordinated program of upgrading packaged applications and replacing in-house applications with packaged applications designed to improve our capabilities with less risk, and in less time. Upgrades planned and expected to start in fiscal year 2024 include a packaged forecast and replenishment system (RELEX) for buying and upgrades to our packaged WMS (Warehouse Management System) and TMS (Transportation Management System) for logistics. We believe these upgrades plus several projects begun in fiscal year 2023, such as our point-of-sale system replacement and e-commerce replacement, will modernize our key revenue-generating systems and reduce risk of disruption. However, if we are not successful in this strategy we might be required to operate with obsolete technology and will be subject to risks of system disruption, which would put us at a disadvantage relative to our competitors.
We have also begun evaluation of a modern financial management application and an integrated human resources information system for timekeeping, payroll and other HR functions to replace older applications that rely mostly on internal support. These initiatives might not provide the anticipated benefits, may provide them on a delayed schedule or at a higher cost or may cause disruptions in our business.

Any failure by us to maintain the security of the information that we hold relating to our Company, Members, employees and vendors, could damage our reputation with them, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results.
We receive, retain, and transmit personal information about our Members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. In addition, we and our third-party service providers store and maintain health-related personal information, pharmacy, and medical records in connection with our health and wellness and pharmacy businesses. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems. The increased use of remote work infrastructure has also increased cybersecurity risk, as remote work continues even post COVID-19.
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
We sold the legacy casillero and marketplace businesses operated by Aeropost in October 2021. In connection with this sale, we retained the technology and intellectual property rights required for the furtherance of our business interest in PriceSmart.com and related capabilities. We could incur unforeseen expenses or other issues in connection with the separation of these businesses. In addition, we and the buyer of the legacy casillero and marketplace businesses agreed to indemnify each other for any breach of representations and warranties we made to one another in the purchase agreement. Pursuant to these indemnification obligations, during fiscal year 2023, we wrote off approximately $700,000 of accounts receivable from Aeropost to fully settle claims from Aeropost’s acquiror alleging that we breached representations and warranties regarding cybersecurity matters and worker classification.
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
We recently completed our previously announced stock repurchase programs, which may result in a decrease in the trading price of our common stock.

In late fiscal year 2023, we put in place a $75 million stock repurchase program, which we successfully completed in October 2023. We purchased a total of approximately 1,007,000 shares of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program, and completion of the repurchases could cause the market price of our common stock to decline below the levels at which we repurchased shares of common stock.
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
We compute our income tax based on enacted tax rates in the countries in which we operate. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall taxes. Changes in tax laws or their implementation, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In two countries, there have been changes in the method of computing minimum tax payments, under which the governments have sought to require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income. As a result, the Company has made and may continue to make income tax payments substantially in excess of those it would expect to pay based on taxable income, and the rules that allow the Company to obtain refunds or to offset payments that are substantially in excess of taxes payable based on taxable income are unclear or complex.
In the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute in one of the aforementioned countries. Of this amount, $1.0 million is a reserve we recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is an accrual for the unpaid years of the dispute in which we made tax payments using the original computation based on taxable income. As part of the settlement, we will pay the minimum tax on a go-forward basis, including for fiscal year 2023.

In the other country, we, together with our tax and legal advisers, are still currently appealing these interpretations. In the meantime, we are taking other actions to recover excess taxes paid or withheld and to limit further increases in these receivables. However, if we do not prevail in these efforts, we may be required to establish a valuation reserve against these tax receivables or record a reserve for any amounts deemed underpaid and take an accompanying charge, which would adversely affect our financial condition and results of operations.
A few of our stockholders own approximately 15.9% of our voting stock as of August 31, 2023, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.
Robert E. Price, the Company’s Chairman of the Board and Interim Chief Executive Officer, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 15.9% of our outstanding shares of common stock. Of this amount, approximately 73.1% (i.e., 11.6% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti- takeover effect, possibly depressing the trading price of our common stock.
Financial and Accounting Risks
We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.
As of August 31, 2023, we had a total of 51 warehouse clubs operating in 12 foreign countries and one U.S. territory, 40 of which operate under currencies other than the U.S. dollar. For fiscal year 2023, approximately 78.8% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.
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

In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our Members for imported merchandise in those countries. Merchandise imported into our markets is generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country. If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making the products more expensive for our Members. We may also decide to reduce or modify the flow of merchandise into those markets. Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in fiscal 2023), the demand for, sales of, and profitability of those products could be negatively impacted.
Finally, the ability of the Company to convert local currency into U.S. dollars to settle U.S. dollar invoices can be impacted in certain markets due to economic factors or government policies creating illiquidity of the local currency. This was the case in Trinidad in 2021, which led us to reduce shipments from the U.S. to Trinidad to amounts that our Trinidad subsidiary could pay for using the amount of tradable currency that could be sourced in that market, resulting in lost sales during that fiscal year. Our balance as of August 31, 2023 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $18.2 million, a decrease of $82.3 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of August 31, 2023, our Honduran subsidiary had approximately $19.6 million of cash and cash equivalents denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
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
For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which the Company adopted September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a non-monetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update. The monetary lease liability subject to revaluation as of August 31, 2023 was $32.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2023, the impact to the consolidated statements of income of revaluing this liability was immaterial.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At August 31, 2023, PriceSmart operated 51 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
COLOMBIA SEGMENT
Colombia(1)	8	1
CENTRAL AMERICA SEGMENT
Costa Rica	8	—
El Salvador(1)	3	—
Guatemala(2)	3	2
Honduras	2	1
Nicaragua	2	—
Panama	5	2
CARIBBEAN SEGMENT
Aruba	—	1
Barbados	1	—
Dominican Republic	5	—
Jamaica	2	—
Trinidad	3	1
USVI	—	1
Total	42	9
(1)In September 2023, we opened a warehouse club in Medellín, Colombia and are currently constructing and plan to open a warehouse club in Santa Ana, El Salvador in early 2024. We own the land for each and expect to own each of the buildings upon its completion.
(2)We are currently constructing and plan to open a warehouse club in Escuintla, Guatemala on November 30, 2023. We have entered into a lease for the land on which we are constructing the warehouse club.
Although we have entered into real estate leases in the past and will likely do so in the future, our current preference is to own rather than lease real estate. We lease land and in some cases land and buildings when appropriate sites within market areas are not available to purchase. The term on these leases generally run for 20 to 30 years and contain options to renew from 5 to 20 years. We actively seek to secure lease extensions or find suitable replacement properties before our leases expire. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future; however, each lease renewal is subject to its own facts and circumstances, so we cannot be sure that we will be able to renew each lease on economically favorable terms. For instance, we've recently entered into a lease agreement to relocate our Miraflores, Guatemala club, for which the current lease was due to expire on December 31, 2025, to a new location adjacent to the current club location. We expect to relocate our Miraflores club to this new location during fiscal year 2025. We expect minimal impact to the continuity of our operations for this club. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies” for additional details on our Miraflores club relocation.
As of August 31, 2023, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,524,276 square feet, of which 430,588 square feet were on leased property.
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

Item 3. Legal Proceedings
We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies” for additional information regarding our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 25, 2023, there were approximately 385 holders of record of the common stock. This number does not include beneficial owners whose shares were held in street name.

	Dates		Stock Price
	From	To	High	Low
2023 FISCAL QUARTERS
First Quarter	9/1/2022	11/30/2022	$73.76	$56.29
Second Quarter	12/1/2022	2/28/2023	75.92	60.01
Third Quarter	3/1/2023	5/31/2023	79.55	66.54
Fourth Quarter	6/1/2023	8/31/2023	82.63	69.08

2022 FISCAL QUARTERS
First Quarter	9/1/2021	11/30/2021	$86.16	$70.10
Second Quarter	12/1/2021	2/28/2022	76.13	66.77
Third Quarter	3/1/2022	5/31/2022	88.30	69.53
Fourth Quarter	6/1/2022	8/31/2022	74.74	63.14
Recent Sales of Unregistered Securities
In September 2022, the Company issued restricted stock awards (RSAs) and performance stock units (PSUs) covering 156,225 shares of the Company’s common stock, $0.0001 par value per share. The RSAs and PSUs were issued from the pool of shares available for issuance under the Company’s Amended and Restated 2013 Equity Incentive Award Plan, as amended. The securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(a)(2) of the Securities Act as transactions not involving any public offering. The recipients of the securities in each of these transactions are accredited investors, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Company. Resale of these shares by the holders has since been registered under the Securities Act.
Dividends

Declared	Amount	First Payment			Second Payment
		Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
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

Repurchase of Equity Securities
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. Additionally, we announced in July 2023 that the Board of Directors authorized a program to repurchase up to $75 million of our common stock. Subsequent to our fiscal year that ended on August 31, 2023, we successfully completed the share repurchase program. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10(b)5-1 under the Securities Exchange Act of 1934, as amended, which permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We do not expect to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.
The following table sets forth information on our common stock repurchase activity for the fiscal year 2023 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2022 - September 30, 2022	—	$—	—	—
October 1, 2022 - October 31, 2022	20,621	63.05	—	—
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
January 1, 2023 - January 31, 2023	20,329	71.42	—	—
February 1, 2023 - February 28, 2023	40,895	75.00	—	—
March 1, 2023 - March 31, 2023	774	70.15	—	—
April 1, 2023 - April 30, 2023	526	74.90	—	—
May 1, 2023 - May 31, 2023	1,094	73.52	—	—
June 1, 2023 - June 30, 2023	—	—	—	—
July 1, 2023 - July 31, 2023	2,650	78.61	—	—
August 1, 2023 - August 31, 2023	84,639	78.71	71,530	$69,382
Total	171,528	$74.99	71,530
Item 6. Reserved.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview
PriceSmart, headquartered in San Diego, California, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high quality merchandise and services at low prices to our Members. We operate 51 warehouse clubs in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three each in in Honduras and El Salvador, two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). We opened our El Poblado club located in Medellin, Colombia on September 1, 2023. It is the Company's tenth warehouse club in that market bringing the Company's total warehouse club count to 52. The Company also plans to open our sixth warehouse club in Guatemala, located in Escuintla, approximately 40 miles south of the nearest club in the capital of Guatemala City. The Escuintla club is being built on a five-acre property and is anticipated to open on November 30, 2023. We have also purchased land and plan to open our fourth warehouse club in El Salvador, located in Santa Ana, approximately 40 miles west from the nearest club in the capital of San Salvador. The club is being built on a five-acre property and is anticipated to open in early 2024. Once these two new clubs are open, we will operate 54 warehouse clubs. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.
Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S. style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services and, meanwhile, enhance Member experience and engagement.
Factors Affecting the Business
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
For fiscal year 2023, inflation in all of our markets and devaluations of local currencies, especially in Colombia for part of the year, created significant headwinds. However, some markets, especially Costa Rica, benefited from currency appreciation which helped offset the currency devaluations we experienced in other countries. Substantial product cost increases due to inflation or commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events directly or indirectly related to the novel coronavirus outbreak (COVID-19) have resulted in market and supply-chain disruptions. These factors have increased the complexity of managing our inventory flow and business; however, during fiscal year 2023, we saw a general improvement in transit days and a reduction in freight rates of our shipping containers. We are working to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key mitigating factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.

Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance, as we have experienced in prior fiscal years, because many of our markets are susceptible to foreign currency exchange rate volatility. During fiscal year 2023, approximately 78.8% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.4% consisted of sales of products we purchased in U.S. dollars.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Our Colombia market experienced significant foreign currency devaluation during the first three quarters of fiscal year 2023 compared to fiscal year 2022. Notwithstanding inflation and this currency devaluation in Colombia, beginning in the third quarter of fiscal year 2023, we strategically decreased sales prices in select items across all of our imported merchandise categories in Colombia. During the fourth quarter of fiscal year 2023, the Colombian peso began to appreciate against the U.S. dollar and stabilize, but we continue to maintain our pricing actions in the meantime. Despite the foreign currency difficulties, we continue to see Colombia as a key market for growth and have continued to invest in this market, recently opening our tenth warehouse club in the country, located in Medellín. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”
Our wallet-share capture of total retail and wholesale sales can vary from market to market due to competition and the availability of other shopping options for our Members. Demographic characteristics within each of our markets can affect both the overall level of sales and future sales growth opportunities. Certain island markets, such as Aruba, Barbados and the U.S. Virgin Islands, offer limited upside for sales growth given their overall market size.
We continue to face the risk of political instability which may have significant effects on our business. For example, roadblocks were set up in Guatemala in October 2023 due to election results, limiting access to certain of our warehouse clubs. In addition, roadblocks also arose in Panama in October 2023 disrupting traffic to our clubs throughout most of the market as a reaction to an agreement between the Panamanian government and a mining company. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Nicaragua and Honduras experienced anti-government protests in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.
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
Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. However, in the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the AMT payment dispute in this country. Of this amount, $1.0 is related to the reserve for an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is an accrual for the unpaid years of the dispute. As part of the settlement, we will pay AMT on a go-forward basis, including for fiscal year 2023 for which the amount accrued was $2.0 million. To address the inherent risk of operating in a country in which significant tax legislation changes can significantly impact our low margin business model and limitations on our ability to successfully appeal these burdensome taxes, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment.

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of August 31, 2023 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $18.2 million, a decrease of $82.3 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.

During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of August 31, 2023, our Honduran subsidiary had approximately $19.6 million of cash and cash equivalents denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
We face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation has occurred frequently in the last few years, we generally have been able to plan around these import blockages and resume within a manner of days. However, the most recent delay in obtaining importation clearance, resulted in us being unable to import merchandise into Nicaragua for several weeks in June. While at this time our tax clearances and imports seem to have returned to a more normal cadence, we continue to monitor this situation closely and are working with local officials to seek continuity of imports into Nicaragua as well as the other jurisdictions in which we operate.
Financial highlights for the fourth quarter of fiscal year 2023 included:
•Total revenues increased 9.5% over the comparable prior year period.
•Net merchandise sales increased 10.0% over the comparable prior year period. We ended the quarter with 51 warehouse clubs compared to 50 warehouse clubs at the end of the fourth quarter of fiscal year 2022. Net merchandise sales - constant currency increased 6.4% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended September 3, 2023 increased 8.8%. Comparable net merchandise sales - constant currency for the 13 weeks ended September 3, 2023 increased 5.2%.
•Membership income for the fourth quarter of fiscal year 2023 increased 10.6% to $17.2 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 10.6% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.6%, an increase of 10 basis points or 0.1% from the same period in the prior year.
•Selling, general and administrative expenses increased $25.2 million or 18.8% compared to the fourth quarter of fiscal year 2022, primarily due to $9.2 million of costs associated with the reserve for the AMT settlement and $5.7 million of asset impairment and closure costs as well as higher compensation, depreciation, and professional fees.
•Operating income for the fourth quarter of fiscal year 2023 was $32.1 million, a decrease of 17.5%, or $6.9 million, compared to the fourth quarter of fiscal year 2022, primarily due to costs associated with the reserve for the AMT settlement and asset impairment and closure costs.
•We recorded a $1.5 million net loss in total other expense, net in the fourth quarter of fiscal year 2023 compared to a $3.5 million net loss in total other expense, net in the same period last year primarily due to an increase in interest income of $3.0 million, comparatively, because of significantly more investments of surplus cash at higher yields, and partially offset by an increase in other expense of $1.0 million, primarily due to an increase in total foreign currency transaction losses.
•Our effective tax rate increased in the fourth quarter of fiscal year 2023 to 49.9% from 34.2% in the fourth quarter of fiscal year 2022. The increase in the effective rate versus the prior year was primarily attributable to the comparably unfavorable impact of 11.6% due to the AMT settlement and 5.4% unfavorable impact from asset impairment and related closure costs.

•Net income attributable to PriceSmart for the fourth quarter of fiscal year 2023 was $15.4 million, or $0.49 per diluted share, inclusive of a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement and $0.18 per diluted share of asset impairment and closure costs, compared to $23.3 million, or $0.75 per diluted share, in the fourth quarter of fiscal year 2022.
•Adjusted net income attributable to PriceSmart for the fourth quarter of fiscal year 2023 was $20.4 million, or an adjusted $0.65 per diluted share, inclusive of a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement, compared to adjusted net income of $23.3 million, or $0.75 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the fourth quarter of fiscal year 2023 was $57.2 million compared to $56.6 million in the same period last year.
Financial highlights for fiscal year 2023 included:
•Total revenues increased 8.5% over the comparable prior year period.
•Net merchandise sales increased 9.0% over the comparable prior year period. We ended the year with 51 warehouse clubs compared to 50 warehouse clubs at the end of fiscal year 2022. Net merchandise sales - constant currency increased 8.3% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 52 weeks ended September 3, 2023 increased 7.1%. Comparable net merchandise sales - constant currency for the 52 weeks ended September 3, 2023 increased 6.3%.
•Membership income increased 8.5% to $66.0 million.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 12.2% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.8%, an increase of 50 basis points or 0.5% from the same period in the prior year.
•Selling, general and administrative expenses increased $60.7 million or 11.8% compared to fiscal year 2022. We incurred $7.7 million of CEO departure-related costs, $9.2 million of costs related to the reserve for the AMT settlement, and $5.7 million of asset impairment and closure costs in the current-year period.
•Operating income was $184.5 million, an increase of 10.4%, or $17.4 million, compared to fiscal year 2022, primarily due to costs associated with the reserve for the AMT settlement and asset impairment and closure costs.
•We recorded a $15.3 million net loss in total other expense, net in fiscal year 2023 compared to a $10.6 million net loss in total other expense, net in the same period last year primarily due to an increase of $10.9 million of other expense, which is primarily foreign currency transaction losses, partially offset by an increase of $7.7 million in interest income comparatively.
•The effective tax rate for fiscal year 2023 was 35.4% as compared to the effective tax rate for fiscal year 2022 of 33.2%. The increase is primarily driven by the comparably unfavorable impact of write-offs of VAT receivables, Aeropost write-offs and asset impairment and related closure costs of 2.2% and a 1.8% unfavorable impact due to the AMT settlement. This was partially offset by a greater portion of income falling into lower tax jurisdictions which resulted in a 2.0% favorable impact.
•Net income attributable to PriceSmart for fiscal year 2023 was $109.2 million, or $3.50 per diluted share, inclusive of a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement and $0.18 per diluted share of asset impairment and closure costs, compared to $104.5 million, or $3.38 per diluted share, in the comparable prior year period.
•Adjusted net income attributable to PriceSmart for fiscal year 2023 was $126.5 million, or an adjusted $4.06 per diluted share, inclusive of a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement, compared to adjusted net income of $103.1 million, or an adjusted $3.33 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for fiscal year 2023 was $275.7 million compared to $234.9 million in the same period last year.
Non - GAAP (Generally Accepted Accounting Principles) Financial Measures
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

Adjusted Net Income and Adjusted Net Income per Diluted Share
The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income, as reported, adjusted for: separation costs associated with the departure of our former Chief Executive Officer, gain on the sale of our Aeropost subsidiary, the write-off of certain Aeropost receivables, the write-off of certain VAT receivables following unfavorable court rulings, asset impairment on our assets held for sale and closure costs, the gain on the acquisition of a building, and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Three Months Ended		Years Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net income attributable to PriceSmart as reported	$15,381	$23,304	$109,205	$104,534
Adjustments:
Separation costs associated with Chief Executive Officer departure (1)	—	—	7,747	—
Gain on sale of Aeropost subsidiary (2)	—	—	—	(2,736)
Aeropost-related write-offs (3)	—	—	2,786	—
VAT receivable write-off (4)	—	—	2,309	—
Asset impairment and closure costs (5)	5,658	—	5,658	—
Gain on acquisition of building (6)	(948)	—	(948)	—
Tax impact of adjustments to net income (7)	266	—	(284)	1,280
Adjusted net income attributable to PriceSmart	$20,357	$23,304	$126,473	$103,078

Net income attributable to PriceSmart per diluted share	$0.49	$0.75	$3.50	$3.38
Separation costs associated with Chief Executive Officer departure	—	—	0.23	—
Gain on sale of Aeropost subsidiary	—	—	—	(0.05)
Aeropost-related write-offs	—	—	0.09	—
VAT receivable write-off	—	—	0.08	—
Asset impairment and closure costs	0.18	—	0.18	—
Gain on acquisition of building	(0.02)	—	(0.02)	—
Adjusted net income attributable to PriceSmart per diluted share	$0.65	$0.75	$4.06	$3.33
(1)    Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(2)    Reflects a gain of $2.7 million associated with the sale of our Aeropost subsidiary in October 2021.
(3)    Reflects $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023 and $660,000 of a receivable written-off in connection with the settlement in the third quarter of fiscal year 2023 of a claim for indemnification from the buyer of the Aeropost business.
(4)    Reflects $2.3 million of VAT receivables related to prior periods deemed not recoverable and written-off in the third quarter of fiscal year 2023 following unfavorable court rulings.
(5)    Reflects $5.7 million of impairment charges primarily related to the write down of assets in connection with our decision in the fourth quarter of fiscal year 2023 to seek to sell our Trinidad sustainable packaging plant.
(6)    Reflects a $950,000 gain related to a building we acquired upon the early termination of a lease in which we were the lessor of the land on which the building was constructed by and abandoned by one of our tenants.
(7)    Reflects the tax effect of the above-mentioned adjustments.

Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income; other income (expense), net; separation costs associated with Chief Executive Officer departure; asset impairment and closure costs; Aeropost write-offs; the write-off of certain VAT receivables following unfavorable court rulings. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Years Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net income attributable to PriceSmart as reported	$15,381	$23,304	$109,205	$104,534
Adjustments:
Interest expense	2,710	2,787	11,020	9,611
Provision for income taxes	15,304	12,129	59,951	51,858
Depreciation and amortization	19,434	17,610	72,698	67,868
Interest income	(3,611)	(661)	(9,871)	(2,201)
Other expense, net (1)	2,361	1,402	14,156	3,235
Separation costs associated with Chief Executive Officer departure (2)	—	—	7,747	—
Aeropost-related write-offs (3)	—	—	2,786	—
VAT receivable write-off (4)	—	—	2,309	—
Asset impairment and closure costs (5)	5,658	—	5,658	—
Adjusted EBITDA	$57,237	$56,571	$275,659	$234,905
(1)    Primarily consists of foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars). This line item includes a gain of $950,000 associated with the acquisition of a building upon a lease termination in the fourth quarter of fiscal year 2023 and a gain of $2.7 million associated with the sale of our Aeropost subsidiary in October 2021.
(2)    Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(3)    Reflects $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023 and $660,000 of a receivable written-off in connection with the settlement in the third quarter of fiscal year 2023 of a claim for indemnification from the buyer of the Aeropost business.
(4)    Reflects $2.3 million of VAT receivables related to prior periods deemed not recoverable and written-off in the third quarter of fiscal year 2023 following unfavorable court rulings.
(5)    Reflects $5.7 million of impairment primarily related to the write down of assets in connection with our decision in the fourth quarter of fiscal year 2023 to seek to sell our Trinidad sustainable packaging plant.
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

Comparison of Fiscal Year 2023 to 2022
The following discussion and analysis compares the results of operations for the fiscal years ended August 31, 2023 and 2022 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2022 and 2021, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 filed with the SEC on October 31, 2022. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.
Net Merchandise Sales
The following tables indicate the net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2023 and 2022:

	Years Ended
	August 31, 2023				August 31, 2022
	Amount	% of net sales	Increase/ (Decrease) from prior year	Change	Amount	% of net sales
Central America	$2,620,002	60.9%	$283,502	12.1%	$2,336,500	59.2%
Caribbean	1,250,700	29.1	111,377	9.8	1,139,323	28.9
Colombia	430,004	10.0	(38,990)	(8.3)	468,994	11.9
Net merchandise sales	$4,300,706	100.0%	$355,889	9.0%	$3,944,817	100.0%
Overall, net merchandise sales grew by 9.0% for fiscal year 2023 compared to fiscal year 2022, driven by a 3.6% increase in transactions and a 5.2% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 51 clubs in operation as of August 31, 2023 compared to 50 clubs as of August 31, 2022.
Net merchandise sales in our Central America segment increased 12.1% during fiscal year 2023. This increase had a 720 basis point (7.2%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the twelve-month period ended August 31, 2023. We added one new club to the segment when compared to the comparable prior-year period. We opened our third warehouse club in El Salvador in May 2023.
Net merchandise sales in our Caribbean segment increased 9.8% during fiscal year 2023. This increase had a 280 basis point (2.8%) positive impact on total net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth.
Net merchandise sales in our Colombia segment decreased 8.3% during fiscal year 2023. This decrease had a 100 basis point (1.0%) negative impact on total net merchandise sales growth. The primary driver of the decreased sales for the year was due to the significant devaluation of the Colombian peso during the first three quarters of fiscal year 2023. During the fourth quarter of fiscal year 2023, the Colombian peso appreciated compared to the comparable prior year period and net merchandise sales grew 2.1% in the fourth quarter of fiscal year 2023 compared to the same period in the prior year.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the twelve-month period ended August 31, 2023. When we use the term "net merchandise sales - constant currency", it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Year Ended August 31, 2023
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth/ (Decline)	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$2,620,002	$2,534,980	$85,022	12.1%	8.5%	3.6%
Caribbean	1,250,700	1,245,517	5,183	9.8	9.3	0.5
Colombia	430,004	492,581	(62,577)	(8.3)	5.0	(13.3)
Consolidated total	$4,300,706	$4,273,078	$27,628	9.0%	8.3%	0.7%
Overall, the effects of currency fluctuations within our markets had an approximately $27.6 million, or 70 basis point (0.7%), positive impact on net merchandise sales for the twelve-months ended August 31, 2023.
Currency fluctuations had a $85.0 million, or 360 basis point (3.6%), positive impact on net merchandise sales in our Central America segment for the twelve months ended August 31, 2023. These currency fluctuations contributed approximately 220 basis points (2.2%) of positive impact on total net merchandise sales for fiscal year 2023. The Costa Rica colón appreciated significantly against the dollar as compared to the same period a year ago, which was a significant contributing factor to the favorable currency fluctuations in this segment.
Currency fluctuations had a $5.2 million, or 50 basis point (0.5%), positive impact on net merchandise sales in our Caribbean segment for the twelve months ended August 31, 2023. These currency fluctuations contributed approximately 10 basis points (0.1%) of positive impact on total net merchandise sales growth for the current fiscal year period. The positive impact was primarily driven by the appreciation of the Dominican peso as compared to the same period last year.
Currency fluctuations had a $62.6 million, or 1,330 basis point (13.3%), negative impact on net merchandise sales in our Colombia segment for the twelve months ended August 31, 2023. These currency fluctuations contributed approximately 160 basis points (1.6%) of negative impact on total net merchandise sales for the current fiscal year period.
Net Merchandise Sales by Category
The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2023 and 2022:

	Years Ended August 31,
	2023	2022
Foods & Sundries	50%	49%
Fresh Foods	29	29
Hardlines	11	11
Softlines	5	6
Other Business	5	5
Net Merchandise Sales	100%	100%
The mix of sales by major category changed slightly. Foods & Sundries increased approximately 1%, while Softlines decreased approximately 1% between fiscal year 2023 and 2022. Shifts in consumer preferences contributed to the changes in category mix.

Comparable Merchandise Sales
We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Approximately every five years, the Company uses a 53-week year and a six-week “August” to account for the fact that 52 weeks is only 364 days. For fiscal year 2022, we used a 53-week year and a six-week “August.” However, for fiscal year 2023, we have 52 weeks as per the standard calendar year. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during fiscal year 2023 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales include 50 warehouse clubs for the fifty-two week period ended September 3, 2023.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the fifty-two week period ended September 3, 2023, compared to the same fifty-two week period of the prior year and the fifty-three week period ended September 4, 2022 compared to the fifty-three week period of the prior year:

	% Increase/(Decrease) in Comparable Net Merchandise Sales
	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	September 3, 2023	September 4, 2022
Central America	10.9%	10.4%
Caribbean	5.9	12.7
Colombia	(9.2)	4.5
Consolidated comparable net merchandise sales	7.1%	10.4%
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the fifty-two week period ended September 3, 2023 increased 7.1%.
Comparable net merchandise sales in our Central America segment increased 10.9% for the fifty-two week period ended September 3, 2023. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 650 basis points (6.5%) of positive impact in total comparable merchandise sales.
For the fifty-two weeks ended September 3, 2023, strong performance in our largest market, Costa Rica, contributed approximately 340 basis points (3.4%) of positive impact on total comparable net merchandise sales. During the year, Costa Rica experienced significant appreciation of the Costa Rica colón versus the comparable prior year period, which positively affected comparable net merchandise sales. The relatively smaller markets of Honduras, Guatemala, Nicaragua, and El Salvador, along with our second largest market, Panama, contributed approximately 310 basis points (3.1%) of positive impact on total comparable net merchandise sales.
Our Caribbean segment increased 5.9% for the fifty-two week period ended September 3, 2023. This increase contributed approximately 170 basis points (1.7%) of positive impact in total comparable net merchandise sales. Our Dominican Republic market continued its strong performance in the fifty-two week period, with 12.4% comparable net merchandise sales growth.
Comparable net merchandise sales in our Colombia segment decreased 9.2% for the fifty-two week period ended September 3, 2023. This decrease contributed approximately 110 basis points (1.1%) of negative impact to the increase in total comparable net merchandise sales. The year-to-date decrease is primarily due to the foreign currency devaluation.

When we use the term "comparable net merchandise sales - constant currency", it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our comparable net merchandise sales. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the fifty-two week period ended September 3, 2023:

	Fifty-Two Weeks Ended September 3, 2023
	Comparable Net Merchandise Sales Growth/ (Decline)	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	10.9%	7.3%	3.6%
Caribbean	5.9	5.5	0.4
Colombia	(9.2)	3.9	(13.1)
Consolidated comparable net merchandise sales	7.1%	6.3%	0.8%
Overall, the mix of currency fluctuations within our markets had an 80 basis point (0.8%) positive impact on comparable net merchandise sales for the fifty-two week period ended September 3, 2023.
Currency fluctuations within our Central America segment accounted for approximately 240 basis points (2.4%) of the positive impact on total comparable net merchandise sales for the fifty-two week period ended September 3, 2023. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same periods last year.
Currency fluctuations within our Caribbean segment accounted for approximately 10 basis points (0.1%) of positive impact on total comparable net merchandise sales for the fifty-two week period ended September 3, 2023. Our Dominican Republic market experienced currency appreciation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 170 basis points (1.7%) of negative impact on total comparable net merchandise sales for the fifty-two week period ended September 3, 2023. This reflects the devaluation of the Colombia peso throughout fiscal year 2023 when compared to the same period a year ago.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31, 2023					August 31, 2022
	Amount	% of Total Operating Income	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise sales	Amount	% of Total Operating Income
Membership income - Central America	$39,707		$3,698	10.3%	1.5%	$36,009
Membership income - Caribbean	17,635		1,290	7.9	1.4	16,345
Membership income - Colombia	8,706		173	2.0	2.0	8,533
Membership income - Total	$66,048	35.8%	$5,161	8.5%	1.5%	$60,887	36.4%

Number of accounts - Central America	1,005,609		53,780	5.7%		951,829
Number of accounts - Caribbean	467,661		13,964	3.1		453,697
Number of accounts - Colombia	334,345		(22,920)	(6.4)		357,265
Number of accounts - Total	1,807,615		44,824	2.5%		1,762,791
The number of Member accounts at the end of fiscal year 2023 was 2.5% higher than the prior year period. Membership income increased 8.5% compared to the comparable prior-year period.
Membership income increased in our Central America, Caribbean, and Colombia segments in the twelve months ended August 31, 2023. The consolidated increase in membership income is primarily due to an increase in the membership base since the comparable prior year period. Since August 31, 2022, our Central America and Caribbean segments have increased their membership base while our Colombia segment has faced a decline in its membership base. Inflation and significant foreign currency devaluation have adversely impacted our Members in that market. Despite the decline in membership base, our Colombia segment saw an increase in membership income due to an increase in the membership fees charged to Members.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 8.9% of our total membership base as of August 31, 2023, an increase from 7.4% as of August 31, 2022. Platinum Members tend to have higher renewal rates than our Diamond Members. For fiscal year 2023, our auto-renewal process accounted for approximately 6.9% of our total membership renewals.
Our trailing twelve-month renewal rate was 86.9% and 88.9% for the periods ended August 31, 2023 and August 31, 2022, respectively.

Other Revenue
Other revenue primarily consists of non-merchandise revenue from freight and handling fees generated from the marketplace and casillero operations we sold in October 2021, our interest-generating portfolio from our co-branded credit cards, and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2023			August 31, 2022

	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Non-merchandise revenue	$—	$(3,307)	(100.0)%	$3,307
Miscellaneous income	11,173	1,776	18.9	9,397
Rental income	2,174	(294)	(11.9)	2,468
Other revenue	$13,347	$(1,825)	(12.0)%	$15,172
Comparison of 2023 to 2022
The primary driver of the decrease in other revenue for the year ended August 31, 2023 was the sale of our Aeropost subsidiary and its marketplace and casillero operations on October 1, 2021. This was partially offset by an increase in Miscellaneous revenue due to an increase in incentive fee revenue on our co-branded credit cards. For additional information on the results of the disposition, refer to “Index to Consolidated Financial Statements: Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.”

Results of Operations

	Years Ended
Results of Operations Consolidated	August 31, 2023	August 31, 2022
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$4,300,706	$3,944,817
Total gross margin	$678,352	$604,755
Total gross margin percentage	15.8%	15.3%

Revenues
Total revenues	$4,411,842	$4,066,093
Percentage change from comparable period	8.5%	12.3%

Comparable net merchandise sales
Total comparable net merchandise sales increase	7.1%	10.4%

Total revenue margin
Total revenue margin	$759,331	$681,148
Total revenue margin percentage	17.2%	16.8%

Selling, general and administrative
Selling, general and administrative	$574,815	$514,082
Selling, general and administrative percentage of total revenues	13.0%	12.6%

Operational data
Adjusted EBITDA (1)	$275,659	$234,905
Warehouse clubs at period end	51	50
Warehouse club sales floor square feet at period end	2,524	2,484
(1)See Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income attributable to PriceSmart as reported.

	Years Ended
Results of Operations Consolidated	August 31, 2023	% of Total Revenue	August 31, 2022	% of Total Revenue
Operating income- by segment
Central America	$191,721	4.3%	$171,119	4.2%
Caribbean	87,223	2.0	79,022	1.9
Colombia	15,467	0.4	22,526	0.6
United States	29,844	0.7	23,364	0.6
Reconciling Items (1)	(139,739)	(3.2)	(128,965)	(3.2)
Operating income - Total	$184,516	4.2%	$167,066	4.1%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.
The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Years Ended
	August 31, 2023	% of Total Revenue	August 31, 2022	% of Total Revenue
Selling, general and administrative detail:
Warehouse club and other operations	$417,272	9.4%	$378,161	9.3%
General and administrative	134,783	3.1	133,185	3.3
Reserve for AMT settlement	7,179	0.2	—	—
Separation costs associated with Chief Executive Officer departure	7,747	0.2	—	—
Pre-opening expenses	1,432	—	1,471	—
Asset impairment and closure costs	5,658	0.1	—	—
Loss on disposal of assets	744	—	1,265	—
Total Selling, general and administrative	$574,815	13.0%	$514,082	12.6%
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the twelve months ended August 31, 2023 was 15.8%, 50 basis points (0.5%) higher than the comparable prior year period, respectively. Approximately 30 basis points (0.3%) of this increase was due to lower markdowns when compared to the comparable prior year period. We took significant markdowns in the third quarter of fiscal year 2022 when we had excessive amounts of slow-moving inventory because of changing consumer preferences as Members began to resume buying patterns similar to our pre-pandemic sales mix. In addition, supply chain disruptions and shipping delays in the prior-year period led to our having excess out-of-season merchandise that we chose to liquidate to free up sales floor space for the holiday season last year. Our food service and bakery margins increased in fiscal year 2023 compared to the prior year period contributing another 30 basis points (0.3%) to the increase and our freight and handling costs decreased during fiscal year 2023 which contributed an additional 10 basis points (0.1%) to the increase. This was partially offset by our elimination of a COVID premium we included in the price of merchandise we sold and services we provided, contributing negative 20 basis points (0.2%) to the increase.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased 40 basis points (0.4%) for the twelve months ended August 31, 2023 compared to the prior-year period, which is primarily the result of higher total gross margin as a percent of net merchandise sales of 50 basis points (0.5%).

Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, separation costs associated with the Chief Executive Officer departure, pre-opening expenses, asset impairment and closure costs, reserve for settlement of AMT, and loss (gain) on disposal of assets. In total, Selling, general and administrative expenses increased $60.7 million compared to the prior year and increased 40 basis points (0.4%) to 13.0% of total revenue for fiscal year 2023 compared to 12.6% of total revenues for fiscal year 2022 offset, in part, by our Interim Chief Executive Officer's election not to receive compensation.
Warehouse club and other operations expenses increased to 9.4% of total revenues for fiscal year 2023 compared to 9.3% for fiscal year 2022, primarily due to our Costa Rica market which increased 20 basis points (0.2%) as a percentage of revenue year over year due to the appreciation of the Costa Rica colón, and partially offset by our Colombia market which decreased 10 basis points (0.1%) as a percentage of revenue year over year due to the devaluation of the Colombian peso.
General and administrative expenses decreased to 3.1% of total revenues for the current year compared to 3.3% for the prior fiscal year. The 20 basis point (0.2%) decrease is primarily due to leveraging of general and administrative expenses while revenues increased in fiscal year 2023 compared to the prior year.
In the second quarter of fiscal year 2023, we recorded $7.7 million for separation and other related termination benefits for our former Chief Executive Officer who resigned effective February 3, 2023. Of this amount $4.2 million in net charges related to adjustments to non-cash stock-based compensation. We substantially fulfilled all payment obligations by the end of the second quarter of fiscal year 2023; however, some vesting of performance stock units will occur in the first quarter of fiscal year 2024. On a go-forward basis, our Interim Chief Executive Officer has declined to receive compensation for his services during his term; therefore, we expect Selling, general and administrative expenses will be positively impacted by $2.5 million of savings each quarter during his term, reduced by salary increases for other executives related to the change in leadership.
In the fourth quarter of fiscal year 2023, we recorded $5.7 million of asset impairment and closure costs primarily related to the write down of the assets held for sale of our Trinidad sustainable packaging plant to their estimated fair value upon our decision to seek to sell the plant. We planned to use the plant to increase efficiencies by eliminating intermediaries in packaging and labeling and manufacturing some of our packaging materials using compostable or recyclable inputs. However, we found that achieving economic feasibility for this business proved challenging. Therefore, we decided to refocus our efforts on our core competencies as a retailer and redeploy assets we could use in our club business and seek a buyer for the remainder.
Additionally, in the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle litigation regarding several AMT cases in one of our markets where the application of complex tax laws are subject to interpretation. In that country, we had challenged AMT rules requiring us to pay taxes based on a percentage of sales if the percentage of sales method resulted in a higher amount of tax payable than the amount payable based on taxable income at the statutory rate. Of this amount, $1.0 million relates to our write-off of an income tax receivable we had recorded with respect to taxes we previously paid on the percentage of sales basis in one tax year and for which we had sought a refund that we now no longer expect to receive. We will make a payment of $6.2 million to resolve amounts due for tax years in which we made tax payments using the original computation based on taxable income rather than the percentage of sales method. As part of the settlement, going forward we will pay the higher of the minimum tax or the amount based on taxable income at the statutory rate. As a result, we have accrued an additional $2.0 million of AMT for fiscal year 2023. For the three and twelve-months ended August 31, 2023, net income attributable to PriceSmart was negatively impacted by $9.2 million in total and diluted earnings per share was negatively impacted by $0.30.
Operating income in fiscal year 2023 increased to $184.5 million (4.2% of total revenue) compared to $167.1 million (4.1% of total revenue) for the same period last year. Operating income was impacted negatively by $9.2 million (0.2% of total revenue) for costs related to the reserve for the AMT settlement and $5.7 million (0.1% of total revenue) of asset impairment and closure costs.

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

	Years Ended
	August 31, 2023		August 31, 2022
	Amount	Change	Amount
Interest income	$9,871	$7,670	$2,201
Net interest income increased for the twelve-month period ended August 31, 2023 primarily due to an increase in investments at higher yields when compared to the comparable prior year period.
Interest Expense

	Years Ended
	August 31, 2023		August 31, 2022
	Amount	Change	Amount
Interest expense on loans	$11,898	$4,258	$7,640
Interest expense related to hedging activity	1,205	(2,029)	3,234
Less: Capitalized interest	(2,083)	(820)	(1,263)
Net interest expense	$11,020	$1,409	$9,611
Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Net interest expense increased for the twelve-month period ended August 31, 2023, primarily due to higher interest rates on short-term borrowings and higher long-term borrowings outstanding when compared to the comparable prior year period. In addition, the Company had less interest expense related to hedging activity because of fewer outstanding swaps for the twelve-month period ended August 31, 2023.
Other Expense, net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Years Ended
	August 31, 2023		August 31, 2022
	Amount	Change	Amount
Other expense, net	$(14,156)	$(10,921)	$(3,235)
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

For the twelve-months ended August 31, 2023 the primary driver of Other expense, net included $8.5 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) in several of our markets. Of those amounts, Costa Rica contributed a $3.5 million revaluation loss, due to the impact of the appreciation of the Costa Rican Colón on our U.S. dollar monetary net assets in Costa Rica. In addition, we incurred transaction costs in some of our countries with liquidity issues of $7.6 million during the twelve months ended August 31, 2023, associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars.
Provision for Income Taxes
The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31, 2023		August 31, 2022
	Amount	Change	Amount
Current tax expense	$63,243	$8,085	$55,158
Net deferred tax benefit	(3,292)	8	(3,300)
Provision for income taxes	$59,951	$8,093	$51,858
Effective tax rate	35.4%		33.2%
For fiscal year 2023, the effective tax rate was 35.4% compared to 33.2% for fiscal year 2022. The increase is primarily driven by the comparably unfavorable impact of write-offs of VAT receivables, Aeropost write-offs and asset impairment and related closure costs of 2.2% and a 1.8% unfavorable impact due to the AMT settlement. This was partially offset by a greater portion of income falling into lower tax jurisdictions which resulted in a 2.0% favorable impact.
Other Comprehensive Income (Loss)
Other comprehensive loss for fiscal years 2023 and 2022 resulted primarily from foreign currency translation adjustments related to the assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Years Ended
	August 31, 2023			August 31, 2022
	Amount	Change From Prior Year	% Change	Amount
Other Comprehensive Income (Loss)	$31,594	$44,672	341.6%	$(13,078)
    Other comprehensive income for fiscal year 2023 of approximately $31.6 million was primarily the result of the comprehensive gain of $33.7 million from foreign currency translation adjustments along with approximately $1.7 million related to unrealized losses on changes in the fair value of accrued pension obligations and $0.5 million related to unrealized losses on changes in the fair value of our derivative obligations. During fiscal year 2023, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica and Colombia subsidiaries, partially offset by the devaluation of the local currencies against the U.S. dollar for our Dominican Republic subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consist of payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We also have returned cash to stockholders through a semiannual dividend and by repurchasing shares of our common stock pursuant to the stock repurchase program we commenced in the fourth quarter of fiscal year 2023 and completed in the first quarter of fiscal year 2024. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for additional information regarding amounts outstanding on our short-term facilities and our long-term borrowings, and any repayments.
Repatriation of cash and cash equivalents held by foreign subsidiaries may require us to accrue and pay taxes for certain jurisdictions. If we decide to repatriate cash through the payment of cash dividends by our foreign subsidiaries to our domestic operations, we will accrue taxes if and when appropriate.
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2023	August 31, 2022
Amounts held by foreign subsidiaries	$139,050	$203,952
Amounts held domestically	113,152	47,421
Total cash and cash equivalents, including restricted cash	$252,202	$251,373
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2023	August 31, 2022
Amounts held by foreign subsidiaries	$74,294	$11,160
Amounts held domestically	16,787	—
Total short-term investments	$91,081	$11,160
As of August 31, 2023 and August 31, 2022, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries or domestically.
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

Our cash flows are summarized as follows (in thousands):

	Years Ended
	August 31, 2023	August 31, 2022	Change
Net cash provided by operating activities	$257,331	$121,829	$135,502
Net cash used in investing activities	(222,082)	(74,756)	(147,326)
Net cash used in financing activities	(41,055)	(12,209)	(28,846)
Effect of exchange rates	6,635	1,030	5,605
Net increase (decrease) in cash, cash equivalents	$829	$35,894	$(35,065)
Net cash provided by operating activities totaled $257.3 million and $121.8 million for the twelve months ended August 31, 2023 and 2022, respectively. The increase in net cash provided by operating activities is primarily the result of a net positive change in working capital generated from changes in our merchandise inventory and accounts payable positions, which contributed $84.9 million, and net a positive change in our other various operating assets and liabilities. Specifically, changes in our various operating assets and liabilities resulted in $17.6 million cash provided for fiscal year 2023 compared to $13.8 million use of cash in the same accounts for fiscal year 2022.
Net cash used in investing activities totaled $222.1 million and $74.8 million, respectively, for the years ended August 31, 2023 and August 31, 2022. The increase is primarily the result of an increase in purchases of certificates of deposits compared to the same twelve-month period a year-ago. Additionally, the increase included higher property and equipment expenditures compared to the same twelve-month period a year-ago to support growth of our real estate footprint.
Net cash used in financing activities totaled $41.1 million and $12.2 million for the twelve months ended August 31, 2023 and 2022, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $28.8 million increase in cash used in financing activities is primarily the result of a net decrease of proceeds from short-term borrowings compared to the same period a year-ago.
The following table summarizes the dividends declared and paid during fiscal years 2023, 2022 and 2021 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35
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

Future Lease Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of August 31, 2023, we have signed one lease agreement which has not yet commenced. Refer to Part II. "Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 - Commitments and Contingencies" for further discussion.
Repurchase of Common Stock and Reissuance of Treasury Shares Related to Employee Stock Awards
At the vesting dates for restricted stock awards to our employees, we repurchase a portion of the shares that have vested at the prior day's closing price per share and apply the proceeds to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards. The Company expects this practice going forward.
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our consolidated balance sheets. We may reissue these treasury shares.
The following table summarizes the equity securities repurchased as part of the Company's stock-based compensation programs during fiscal years 2023, 2022 and 2021:

	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
Shares repurchased	99,998	88,415	62,282
Cost of repurchase of shares (in thousands)	$7,245	$6,259	$5,542
We reissued 6,333 treasury shares as part of our stock-based compensation programs during fiscal year 2023, 8,300 treasury shares during fiscal year 2022 and 96,400 treasury shares during fiscal year 2021.
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. Subsequent to our fiscal year that ended on August 31, 2023, we successfully completed the share repurchase program. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10(b)5-1 under the Securities Exchange Act of 1934, as amended, which permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We do not expect to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements.
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Years Ended
	August 31, 2023	August 31, 2022
Number of common shares acquired	71,530	—
Average price per common share acquired	$78.54	$—
Total cost of common share acquired	$5,618	$—
For further information, refer to Part II. “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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
We evaluate our accounting policies and significant estimates on an ongoing basis, including those related to contingencies and litigation, income taxes, value added taxes, and long-lived assets. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on our financial condition and results of operations.
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
As of August 31, 2023, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, for the twelve-month period ended August 31, 2023 and August 31, 2022, we have recorded valuation allowances of $12.6 million and $11.8 million against our foreign tax credits, respectively.
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
We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2023.

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
In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (AMT). As a result, the Company is making AMT payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.7 million and $11.0 million as of August 31, 2023 and August 31, 2022, respectively, and deferred tax assets of $3.7 million and $3.5 million as of August 31, 2023 and August 31, 2022, respectively, in these countries.
In the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the AMT payment dispute in one of the aforementioned countries. Of this amount, $1.0 million is a reserve we recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is an accrual for the unpaid years of the dispute in which we made tax payments using the original computation based on taxable income.
While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables, deferred tax assets or amounts that may be deemed under-paid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. During fiscal year 2023, we recorded asset impairment and closure cost charges of $5.7 million primarily related to our Trinidad sustainable packaging plant to mark our available-for-sale assets down to their fair market value because we decided to discontinue its operations. We did not record any other impairment charges during fiscal year 2023 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
Information about the change in the fair value of our hedges and the financial impact thereof for the twelve-month period ended August 31, 2023 is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the twelve-month period ended August 31, 2023 is disclosed in “Item 7. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2023.
Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31, (Amounts in thousands)
	2024	2025	2026	2027	2028	Thereafter	Total
Long-Term Debt (Unhedged):
Long-term debt with fixed interest rate	$12,869	$13,263	$10,199	$6,944	$17,512	$14,186	$74,973	(1)
Weighted-average interest rate	6.50%	6.50%	6.50%	6.20%	6.20%	6.60%	6.40%
Long-term debt with variable interest rate	$7,324	$22,888	$8,251	$26,244	$—	$—	$64,707
Weighted-average interest rate	6.00%	6.00%	4.90%	3.70%	—%	—%	5.40%
Total long-term debt	$20,193	$36,151	$18,450	$33,188	$17,512	$14,186	$139,680	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$1,275	$1,275	$1,275	$26,244	$—	$—	$30,069	(2)
Weighted-average pay rate	3.65%	3.65%	3.65%	3.65%	—%	—%	3.65%
Weighted-average receive rate	7.02%	7.02%	7.02%	7.02%	—%	—%	7.02%
Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$3,329	$19,770	$—	$—	$—	$—	$23,099	(2)
Weighted-average pay rate	7.92%	7.92%	—%	—%	—%	—%	7.92%
Weighted-average receive rate	7.80%	7.79%	—%	—%	—%	—%	7.79%
Long-Term Debt Payments with Fixed Interest or Subject to Financial Derivatives:
Long-term debt with fixed interest rate or with variable to fixed interest rate swaps	$17,473	$34,308	$11,474	$33,188	$17,512	$14,186	$128,141
Portion of long-term debt with fixed interest rate or with variable to fixed interest rate swaps	86.5%	94.9%	62.2%	100.0%	100.0%	100.0%	91.7%
Portion of long-term debt with variable interest rates and no swaps	13.5%	5.1%	37.8%	—%	—%	—%	8.3%
(1)The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps by using the derivative obligation as of August 31, 2023 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.

(2)The derivative obligations of the interest rate swaps and cross-currency interest rate swaps are included in the Total long-term debt section of this table.
Foreign Currency Risk
We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2023, we had a total of 51 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 40 of which operate under currencies other than the U.S. dollar. Approximately 48.4% of our net merchandise sales are comprised of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar. Approximately 78.8% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.
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

Country	Revaluation/(Devaluation) Twelve Months Ended August 31,
	2023	2022
	% Change	% Change
Colombia	7.15%	(15.58)%
Costa Rica	18.30	(5.25)
Dominican Republic	(7.06)	6.87
Guatemala	(1.72)	(0.11)
Honduras	(0.48)	(2.37)
Jamaica	(2.29)	0.40
Nicaragua	(1.42)	(2.00)
Trinidad	(0.09)%	0.67%
We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Barbados, Honduras and Guatemala; we have cross-currency interest rate swaps in Colombia; and we have interest rate swaps in the United States. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our consolidated statements of income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the new leasing standard, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2023 was $32.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2023, the impact to the consolidated statements of income of revaluing this liability was immaterial.
The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of August 31, 2023 (in thousands) including the lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Gains based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(2,477)	$1,201	$508	$(768)
10%	$(4,955)	$2,402	$1,016	$(1,537)
20%	$(9,909)	$4,803	$2,031	$(3,075)
(1)Amounts are before consideration of income taxes.
Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2023 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net.”
Examples of where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Trinidad, Costa Rica, and Nicaragua subsidiaries, with balances of $35.7 million, $35.5 million, and $30.3 million, respectively, as of August 31, 2023. Examples where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Honduras, Guatemala, and Dominican Republic subsidiaries, with balances of $26.3 million, $24.8 million, and $12.1 million, respectively, as of August 31, 2023.
We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive loss for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2023:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$3,078	$(4,904)	$5,772	$31,741
10%	$6,156	$(9,807)	$11,544	$63,482
20%	$12,313	$(19,614)	$23,089	$126,965

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $2.3 million at August 31, 2023 and approximately $12.9 million at August 31, 2022. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2023 would have resulted in a further increase in the value of the swaps of approximately $3.3 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2023 would have resulted in a net decrease in the value of the swaps of approximately $4.1 million.
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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. Since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad to source tradable currencies. During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. Refer to “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” and “Item 7. Management’s Discussion & Analysis – Liquidity: Financial Position and Cash Flow” for our quantitative analysis and discussion.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
As of August 31, 2023, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

(b)Management’s report on internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2023, the end of its most recent fiscal year.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2023, as stated in their report which is included herein.
(c)Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PriceSmart, Inc.
Opinion on Internal Control over Financial Reporting
We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PriceSmart, Inc. as of August 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 30, 2023 expressed an unqualified opinion thereon.
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
October 30, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
PriceSmart has adopted a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and to all of its other officers, directors, employees and agents. The code of conduct is available on PriceSmart's web site at https://investors.pricesmart.com/governance/governance-documents. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provisions of its code of conduct within four business days following the date of such amendment or waiver.
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
(a)Documents filed as part of this report.
(1)Financial Statements:
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)List of financial statement schedules:
Schedule II – Valuation and Qualifying Accounts
Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(9)	Second Amended and Restated Bylaws of the Company
3.5(27)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
4.1(6)	Specimen of Common Stock certificate.
4.2 (22)	Description of Registrant’s Securities.
10.1(13)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.2(14)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.3(7)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.
10.4(7)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.5(3)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.
10.6(2)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.7(11)**	Employment Agreement between the Company and Brud Drachman, dated September 1, 2015.

10.8(9)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.9(8)**	2013 Equity Incentive Award Plan of PriceSmart, Inc., as amended and restated.
10.10(8)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to July 16, 2019).
10.11(8)**
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards prior to July 16, 2019).

10.12(16)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to July 16, 2019).
10.13(18)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.14(18)**
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after July 16, 2019).

10.15(18)**	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.16(8)**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.17(11)**	Employment Agreement between the Company and Rodrigo Calvo dated September 1, 2015.
10.18(12)**	Employment Agreement between the PriceSmart Panama, S.A. and Jesus Von Chong dated November 1, 2015.
10.19(12)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.20(15)**	Employment Agreement between the Company and Laura Santana dated March 1, 2017.
10.21(16)**	Employment Agreement between the Company and Ana Luisa Bianchi dated August 1, 2018.
10.22(17)***	Form of Indemnification Agreement.
10.23(19)**	Employment Agreement dated April 1, 2020 between Michael McCleary and the Company.
10.24(20)	Credit Agreement between PriceSmart Colombia S.A.S and Citibank, N.A. dated December 2, 2019.
10.25(20)	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. date November 25, 2019.
10.26(20)	Loan Agreement between PriceSmart Guatemala, Sociedad Anonima and Banco Industrial, Sociedad Anonima, dated November 20, 2019.
10.27*(24)	Second Amended and Restated Loan Facility Agreement between PriceSmart Realty (TT) LTD and FirstCaribbean International Bank (Trinidad & Tobago) Limited, dated August 27, 2021.
10.27(25)	Citibank Credit Agreement dated February 18, 2022.
10.28(26)**	Amended and Restated Employment Agreement dated May 1, 2022 between John Hildebrandt and the Company.
10.29(26)**	Employment Agreement dated May 1, 2022, between Christopher Souhrada and the Company.
10.30(27)**	Separation Agreement and Waiver and Release of Claims dated December 9, 2022 between Sherry S. Bahrambeygui and the Company.
10.31(28)**	Employment Agreement dated January 26, 2023 between David Price and the Company.
10.32(28)	Citibank Credit Agreement dated February 9, 2023.
10.33(29)**	Employment Transition Agreement dated March 10, 2023 between Juan Ignacio Biehl and the Company.
10.34(30)**	Amended and Restated Employment Agreement dated March 22, 2023 between John Hildebrandt and the Company.
10.35(31)**	Separation Agreement and General Release of All Claims dated April 18, 2023 between Nicolas Maslowski and the Company.
10.36* **	Employment Agreement dated July 1, 2023 between Wayne Sadin and the Company.
10.37* **	Amended and Restated Employment Agreement dated August 4, 2023 between David Price and the Company.

10.38* **	Separation Agreement and General Release of All Claims dated August 30, 2023 between Frank Diaz and the Company.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recoupment (Clawback) Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith as an exhibit.
**    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#    These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing
(1)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
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
(8)Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.
(9)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the
Commission on October 30, 2014.
(10)Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.
(11)Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2015.
(12)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.
(13)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.
(14)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.
(15)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the Commission on October 26, 2017.
(16)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Commission on October 25, 2018.
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
(20)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed with the Commission on April 8, 2020.
(21)Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the SEC on October 30, 2020.
(22)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 filed with the Commission on January 7, 2021.
(23)Incorporated by reference to the Company’s Quarterly Report on Form 10-K for the year ended August 31, 2021 filed with the Commission on October 21, 2021.
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
(27)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2022.
(28)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 filed with the Commission on April 10, 2023.
(29)Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on March 10, 2023.
(30)Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on March 24, 2023.
(31)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2023 filed with the Commission on July 10, 2023.

Item 16. Form 10-K Summary
None.

SCHEDULE II
PRICESMART, INC.
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2021	$147	$93	$(146)	$94
Year ended August 31, 2022	$94	$89	$(80)	$103
Year ended August 31, 2023	$103	$42	$(78)	$67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 30, 2023	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2023	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Robert E. Price and Michael L. McCleary, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. PRICE	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 30, 2023
Robert E. Price

/s/ MICHAEL L. MCCLEARY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2023
Michael L. McCleary

/s/ DAVID R. SNYDER	Vice Chairman and Lead Independent Director	October 30, 2023
David R. Snyder

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 30, 2023
Sherry S. Bahrambeygui

/s/ JEFFREY R. FISHER	Director	October 30, 2023
Jeffrey R. Fisher

/s/ GORDON H. HANSON	Director	October 30, 2023
Gordon H. Hanson

/s/ BEATRIZ V. INFANTE	Director	October 30, 2023
Beatriz V. Infante

/s/ LEON C. JANKS	Director	October 30, 2023
Leon C. Janks

/s/ PATRICIA MÁRQUEZ	Director	October 30, 2023
Patricia Márquez

/s/ DAVID N. PRICE	Director	October 30, 2023
David N. Price

/s/ EDGAR ZURCHER	Director	October 30, 2023
Edgar Zurcher

/s/ JOHN D. THELAN	Director	October 30, 2023
John D. Thelan

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PriceSmart, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. (the Company) as of August 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 30, 2023 expressed an unqualified opinion thereon.
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
As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar indirect taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s income and other tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2023, the Company had $6.3 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $36.9 million and $38.8 million, respectively.
Auditing the recognition and measurement of the Company’s income and VAT receivables and income and other tax contingencies was challenging because the evaluation of the various tax positions can be complex, highly judgmental and based on international tax laws, interpretations and legal rulings which can vary significantly between the countries in which the Company has operations.

How We Addressed the Matter in Our Audit
We tested controls, including key management review controls, over the Company’s process to assess the technical merits of its income and other tax receivables and contingencies, including management’s process to measure the benefit of its income tax positions and other tax contingencies, and evaluate the recoverability of the receivables. For example, we tested controls over management’s review of the uncertain tax positions and the significant assumptions surrounding more-likely-than-not conclusions, as well as controls over management’s review of the tax receivables and the significant assumptions surrounding the recoverability of such assets or measurement of other tax contingencies.
We involved our international and other tax professionals to assist in our assessment of the technical merits of certain of the Company’s income and other tax positions and the Company’s understanding and documentation of the respective international laws and regulations related to recoverability of income, and other tax receivables. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities, our procedures included obtaining and reviewing the Company’s correspondence with such tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We used our knowledge of and experience with the application of international and other tax laws by the relevant income tax authorities to evaluate the Company’s accounting for its tax contingencies and receivables. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions. We considered the Company’s historical experiences with the different taxing authorities and their historical results in evaluating and concluding on the likely impact of different tax cases. In this manner, we analyzed the Company’s assumptions used to determine the amounts of income tax benefits and contingencies to recognize and the recoverability of the tax receivables. We also tested the data used by the Company in determining these amounts by comparing inputs to internal data and testing the accuracy of the calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
San Diego, California
October 30, 2023

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$239,984	$237,710
Short-term restricted cash	2,865	3,013
Short-term investments	91,081	11,160
Receivables, net of allowance for doubtful accounts of $67 as of August 31, 2023 and $103 as of August 31, 2022, respectively	17,904	13,391
Merchandise inventories	471,407	464,411
Prepaid expenses and other current assets (includes $0 and $2,761 as of August 31, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	53,866	43,894
Total current assets	877,107	773,579
Long-term restricted cash	9,353	10,650
Property and equipment, net	850,328	757,241
Operating lease right-of-use assets, net	114,201	111,810
Goodwill	43,110	43,303
Deferred tax assets	32,039	28,355
Other non-current assets (includes $7,817 and $11,884 as of August 31, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	68,991	72,928
Investment in unconsolidated affiliates	10,479	10,534
Total Assets	$2,005,608	$1,808,400
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$8,679	$10,608
Accounts payable	453,229	408,407
Accrued salaries and benefits	45,441	44,097
Deferred income	32,613	29,228
Income taxes payable	9,428	7,243
Other accrued expenses and other current liabilities (includes $1,913 and $82 as of August 31, 2023 and August 31, 2022, respectively, for the fair value of derivative instruments)	57,273	38,667
Operating lease liabilities, current portion	7,621	7,491
Long-term debt, current portion	20,193	33,715
Total current liabilities	634,477	579,456
Deferred tax liability	1,936	2,165
Long-term income taxes payable, net of current portion	5,045	5,215
Long-term operating lease liabilities	122,195	118,496
Long-term debt, net of current portion	119,487	103,556
Other long-term liabilities (includes $3,321 and $0 for the fair value of derivative instruments and $12,105 and $8,440 for post-employment plans as of August 31, 2023 and August 31, 2022, respectively)	15,425	8,439
Total Liabilities	898,565	817,327
Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 31,934,900 and 31,697,590 shares issued and 30,976,941 and 30,904,826 shares outstanding (net of treasury shares) as of August 31, 2023 and August 31, 2022, respectively	3	3
Additional paid-in capital	497,434	481,406
Accumulated other comprehensive loss	(163,992)	(195,586)
Retained earnings	817,559	736,894
Less: treasury stock at cost, 957,959 shares as of August 31, 2023 and 792,764 shares as of August 31, 2022	(43,961)	(31,644)
Total Stockholders' Equity	1,107,043	991,073
Total Liabilities and Equity	$2,005,608	$1,808,400

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2023	2022	2021
Revenues:
Net merchandise sales	$4,300,706	$3,944,817	$3,465,442
Export sales	31,741	45,217	41,520
Membership income	66,048	60,887	56,030
Other revenue and income	13,347	15,172	56,879
Total revenues	4,411,842	4,066,093	3,619,871
Operating expenses:
Cost of goods sold:
Net merchandise sales	3,622,354	3,340,062	2,912,489
Export sales	30,157	43,074	39,513
Non-merchandise	—	1,809	23,336
Selling, general and administrative:
Warehouse club and other operations	417,272	378,161	359,221
General and administrative	134,783	133,185	125,416
Reserve for AMT settlement	7,179	—	—
Separation costs associated with Chief Executive Officer departure	7,747	—	—
Pre-opening expenses	1,432	1,471	849
Asset impairment and closure costs	5,658	—	—
Loss on disposal of assets	744	1,265	1,027
Total operating expenses	4,227,326	3,899,027	3,461,851
Operating income	184,516	167,066	158,020
Other expense:
Interest income	9,871	2,201	1,979
Interest expense	(11,020)	(9,611)	(7,210)
Other expense, net	(14,156)	(3,235)	(5,603)
Total other expense	(15,305)	(10,645)	(10,834)
Income before provision for income taxes and loss of unconsolidated affiliates	169,211	156,421	147,186
Provision for income taxes	(59,951)	(51,858)	(48,969)
Loss of unconsolidated affiliates	(55)	(10)	(58)
Net income	109,205	104,553	98,159
Less: net income attributable to noncontrolling interest	—	(19)	(196)
Net income attributable to PriceSmart, Inc.	$109,205	$104,534	$97,963
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$3.51	$3.38	$3.18
Diluted	$3.50	$3.38	$3.18
Shares used in per share computations:
Basic	30,763	30,591	30,403
Diluted	30,786	30,600	30,403
Dividends per share	$0.92	$0.86	$0.70
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2023	2022	2021
Net income	$109,205	$104,553	$98,159
Less: net income attributable to noncontrolling interest	—	(19)	(196)
Net income attributable to PriceSmart, Inc.	$109,205	$104,534	$97,963

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	33,708	(19,034)	(7,837)
Defined benefit pension plan:
Net loss arising during period	(1,819)	(341)	(230)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	148	127	127
Total defined benefit pension plan	(1,671)	(214)	(103)
Derivative instruments:(2)
Unrealized gains (losses) on change in derivative obligations	6,000	(4,021)	(140)
Unrealized gains (losses) on change in fair value of interest rate swaps	(9,177)	10,191	2,392
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	2,734	—	—
Total derivative instruments	(443)	6,170	2,252
Other comprehensive income (loss)	31,594	(13,078)	(5,688)
Comprehensive income	140,799	91,456	92,275
Less: comprehensive income attributable to noncontrolling interest	—	3	117
Comprehensive income attributable to PriceSmart, Inc.	$140,799	$91,453	$92,158
(1)Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries are permanently reinvested for any jurisdiction where distribution from a foreign affiliate would cause additional tax cost because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to non-remitted earnings of the Company's foreign subsidiaries.
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity Attributable to PriceSmart, Inc.	Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2020	31,418	$3	$454,455	$(176,820)	$582,487	747	$(28,406)	$831,719	$1,013	$832,732
Purchase of treasury stock	—	—	—	—	—	62	(5,542)	(5,542)	—	(5,542)
Issuance of treasury stock	(96)	—	(7,864)	—	—	(96)	7,864	—	—	—
Issuance of restricted stock award	154	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(8)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,424	—	—	—	—	18,424	—	18,424
Dividend paid to stockholders	—	—	—	—	(21,531)	—	—	(21,531)	(457)	(21,988)
Net income	—	—	—	—	97,963	—	—	97,963	196	98,159
Other comprehensive income (loss)	—	—	—	(5,688)	—	—	—	(5,688)	117	(5,571)
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	88	(6,259)	(6,259)	—	(6,259)
Issuance of treasury stock	(8)	—	(699)	—	—	(8)	699	—	—	—
Issuance of restricted stock award	247	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,803	—	—	—	—	16,803	—	16,803
Dividend paid to stockholders	—	—	—	—	(26,559)	—	—	(26,559)	—	(26,559)
Net income	—	—	—	—	104,534	—	—	104,534	19	104,553
Other comprehensive income (loss)	—	—	—	(13,078)	—	—	—	(13,078)	3	(13,075)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073	$—	$991,073
Purchase of treasury stock	—	—	—	—	—	172	(12,863)	(12,863)	—	(12,863)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—	—	—
Issuance of restricted stock award	319	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(75)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,574	—	—	—	—	16,574	—	16,574
Dividend paid to stockholders	—	—	—	—	(28,540)	—	—	(28,540)	—	(28,540)
Net income	—	—	—	—	109,205	—	—	109,205	—	109,205
Other Comprehensive Income	—	—	—	31,594	—	—	—	31,594	—	31,594
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043	$—	$1,107,043
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2023	2022	2021
Operating Activities:
Net income	$109,205	$104,553	$98,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,698	67,868	64,983
Allowance for doubtful accounts	(36)	63	(53)
Reserve for AMT settlement	7,179	—	—
Asset impairment and closure costs	5,658	—	—
Loss on sale of property and equipment	744	1,265	1,027
Deferred income taxes	(5,583)	(3,300)	(3,853)
Equity in losses of unconsolidated affiliates	55	10	58
Stock-based compensation	16,574	16,803	18,424
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	17,589	(13,785)	13,097
Merchandise inventories	(10,173)	(74,706)	(80,202)
Accounts payable	43,421	23,058	15,526
Net cash provided by operating activities	257,331	121,829	127,166
Investing Activities:
Additions to property and equipment	(142,511)	(120,660)	(113,174)
Purchases of short-term investments	(138,784)	(22,469)	(69,460)
Proceeds from settlements of short-term investments	58,852	61,733	65,528
Purchases of long-term investments	—	—	(1,478)
Proceeds from settlements of long-term investments	—	1,488	1,478
Proceeds from disposal of property and equipment	361	193	385
Proceeds from the disposal of Aeropost, net of divested cash	—	4,959	—
Net cash used in investing activities	(222,082)	(74,756)	(116,721)
Financing Activities:
Proceeds from long-term bank borrowings	38,713	30,633	17,565
Repayment of long-term bank borrowings	(35,984)	(22,697)	(19,993)
Proceeds from short-term bank borrowings	848	23,829	—
Repayment of short-term bank borrowings	(3,229)	(11,156)	(64,983)
Cash dividend payments	(28,540)	(26,559)	(21,988)
Purchase of treasury stock	(12,863)	(6,259)	(5,542)
Other financing activities	—	—	(196)
Net cash used in financing activities	(41,055)	(12,209)	(95,137)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6,635	1,030	(3,600)
Net increase (decrease) in cash, cash equivalents	829	35,894	(88,292)
Cash, cash equivalents and restricted cash at beginning of period	251,373	215,479	303,771
Cash, cash equivalents and restricted cash at end of period	$252,202	$251,373	$215,479

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$4,530	$3,129	$3,497
Cash paid during the period for:
Interest	$10,558	$9,392	$7,774
Income taxes	$77,925	$67,143	$58,571

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2023	2022	2021
Cash and cash equivalents	$239,984	$237,710	$202,060
Short-term restricted cash	2,865	3,013	3,647
Long-term restricted cash	9,353	10,650	9,772
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$252,202	$251,373	$215,479
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of August 31, 2023, the Company had 51 warehouse clubs in operation in 12 countries and one U.S. territory (nine in Colombia; eight in Costa Rica; seven in Panama; five in the Dominican Republic and Guatemala; four in Trinidad; three each in El Salvador and Honduras; two each in Jamaica and Nicaragua; and one each in Aruba, Barbados, and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In September 2023, we opened a new warehouse club in Medellín, Colombia, bringing the total number of warehouse clubs in operation by the Company to 52. In addition, the Company plans to open a warehouse club in Escuintla, Guatemala on November 30, 2023 and a warehouse club in Santa Ana, El Salvador in early 2024. Once these two new clubs are open, the Company will operate 54 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean, and Colombia.
PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:
1.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers;
2.Increase Membership Value; and
3.Increase Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of August 31, 2023 are listed below:

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

Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the Consolidated Balance Sheets. The fair value of money market funds held was $100.2 million as of August 31, 2023 and $6.6 million as of August 31, 2022. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Other expense caption within the Consolidated Statements of Income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31, 2023	August 31, 2022
Short-term restricted cash	$2,865	$3,013
Long-term restricted cash	9,353	10,650
Total restricted cash(1)	$12,218	$13,663
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $6.4 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
Short-Term Investments – The Company considers as short-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over three months and up to one year.
Long-Term Investments – The Company considers as long-term investments, certificates of deposit and similar time-based deposits with financial institutions with maturities over one year.
Goodwill – Goodwill totaled $43.1 million as of August 31, 2023 and $43.3 million as of August 31, 2022. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in the carrying amount of goodwill for the year ended August 31, 2023 are as follows (in thousands):

Amount
Goodwill at August 31, 2022	$43,303
Foreign currency exchange rate changes	(193)
Goodwill at August 31, 2023	$43,110

Amount
Other intangibles at August 31, 2022	$765
Amortization	(765)
Net other intangibles at August 31, 2023	$—

Total goodwill and other intangibles, net August 31, 2023	$43,110
Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability.
Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of business in most of the countries in which it operates related to the procurement of merchandise and/or services the Company acquires and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. The Company generally collects VAT from its Members upon sale of goods and services and pays VAT to its vendors upon purchase of goods and services. Periodically, the Company submits VAT reports to governmental agencies and reconciles the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves the Company with net VAT and/or income tax receivables, forcing the Company to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete. Additionally, we are occasionally required to make payments for tax assessments that we are appealing, because we believe it is more likely than not we will ultimately prevail.

In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). As a result, the Company is making AMT payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.7 million and $11.0 million and deferred tax assets of $3.7 million and $3.5 million as of August 31, 2023 and August 31, 2022, respectively, in these countries.

In the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the AMT payment dispute in one of the aforementioned countries. Of this amount, $1.0 million relates to the reserve for an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is an accrual for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income.

While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables. Deferred tax assets or amounts that may be deemed under-paid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2023	August 31, 2022
Prepaid expenses and other current assets	$2,774	$3,890
Other non-current assets	36,060	32,460
Total amount of VAT receivables reported	$38,834	$36,350
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	August 31, 2023	August 31, 2022
Prepaid expenses and other current assets	$17,749	$12,077
Other non-current assets	19,176	19,985
Total amount of income tax receivables reported	$36,925	$32,062
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved. If the Company determines that an award is unlikely to vest, any previously recorded expense is then reversed.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2023, the Company reissued approximately 6,333 treasury shares.
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
ASC 820, Fair Value Measurements and Disclosures, sets forth a fair value hierarchy that categorizes inputs to valuation techniques used to measure and revalue fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates. The Company's Level 2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, consisted of cash flow hedges (interest rate swaps and cross-currency interest rate swaps) and forward foreign exchange contracts. In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt.
Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment. During fiscal year 2023, we recorded impairment charges of $4.8 million to mark our available-for-sale assets down to their fair market value.
The disclosure of fair value of certain financial assets and liabilities recorded at cost is as follows:
Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments. The carrying value of our money market funds is the fair value based on quoted prices in active markets at the measurement date and therefore are classified as Level 1 inputs. The fair value of money market funds held was $100.2 million as of August 31, 2023 and $6.6 million as of August 31, 2022.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2023 and August 31, 2022 is as follows (in thousands):

	August 31, 2023		August 31, 2022
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Long-term debt, including current portion	$139,680	$133,150	$137,271	$136,479
(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2023 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.
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
Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2023 and August 31, 2022.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Asset Impairment and Closure Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. In the fourth quarter of fiscal year 2023, the Company recorded a $5.7 million charge primarily related to remeasurement of the assets of our Trinidad sustainable packaging plant to their estimated fair value upon our decision to seek to sell the plant. We planned to use the plant to increase efficiencies by eliminating intermediaries in packaging and labeling and manufacturing some of our packaging materials using compostable or recyclable inputs. However, we found that achieving economic feasibility proved challenging. Therefore, we decided to refocus our efforts on our core competencies as a retailer and redeploy plant assets we could use in our club business and seek a buyer for the remainder. The assets were written down to their estimated fair value less costs to sell and are presented within the Prepaid expenses and other current assets line within the Consolidated Balance Sheets. The impairment charges are recorded within the Asset impairment and closure costs line item within the Consolidated Statements of Income and are recorded in the Company's Caribbean segment. We believe the sale of the assets held for sale is probable within one year.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the years ended August 31, 2023, 2022 and 2021:

	Years Ended August 31,
	2023	2022	2021
Effects on other comprehensive income (loss) due to foreign currency restatement	$33,708	$(19,034)	$(7,837)

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

	Years Ended August 31,
	2023	2022	2021
Currency loss	$(15,396)	$(7,414)	$(5,395)
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
Other Taxes – The Company is subject to tax examinations for value added, sales-based, payroll and other non-income taxes and the Company is subject to ongoing examinations in various jurisdictions. In certain cases, the Company has received assessments and judgments from the respective tax authorities in connection with these examinations. Unless otherwise indicated, the Company considers based on its interpretation and application of complex tax laws, that a material liability is not probable or the possible losses or range of possible losses associated with these cases are immaterial; however, if decided adversely to the Company, could result in a liability material to the Company's consolidated financial statements. In certain countries, the Company is required to pay taxes based on a percentage of sales (Alternative Minimum Tax or "AMT") if the percentage of sales method results in a higher amount of tax payable than the amount payable based on taxable income at the statutory income tax rate. The portion of taxes based on a percentage of sales that is greater than the amount based on taxable income at the statutory income tax rate, are recorded in the Warehouse club and other expenses line item under the Selling, general and administrative caption within the consolidated statements of income.
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the twelve-month period ended August 31, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of August 31, 2023 that the Company expects to have a material impact on its consolidated financial statements.

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
Significant Judgments
For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. During fiscal year 2023, there were no revenue transactions that required significant judgement.
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
Contract Performance Liabilities
Contract performance liabilities as a result of transactions with customers primarily consist of deferred membership income, other deferred income, deferred gift card revenue, Platinum points programs, and liabilities related to co-branded credit card points rewards programs and are included in deferred income and other accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table provides these contract balances from transactions with customers as of the dates listed (in thousands):

	Contract Liabilities
	August 31, 2023	August 31, 2022
Deferred membership income	$31,079	$28,000
Other contract performance liabilities	$12,347	$10,473
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
Foods & Sundries	$2,148,584	$1,947,734	$1,736,509
Fresh Foods	1,262,132	1,145,920	1,003,694
Hardlines	454,207	443,311	409,644
Softlines	230,950	227,371	175,505
Other Business	204,833	180,481	140,090
Net Merchandise Sales	$4,300,706	$3,944,817	$3,465,442

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
Property and equipment consist of the following (in thousands):

	August 31, 2023	August 31, 2022
Land	$238,374	$224,278
Building and improvements	650,060	592,749
Fixtures and equipment	385,100	343,859
Construction in progress	99,545	42,602
Total property and equipment, historical cost	1,373,079	1,203,488
Less: accumulated depreciation	(522,751)	(446,247)
Property and equipment, net	$850,328	$757,241

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2023	2022	2021
Depreciation expense, Property and equipment	$71,933	$66,255	$62,579
Amortization expense, Intangible assets	765	1,613	2,404
Total depreciation and amortization expense	$72,698	$67,868	$64,983
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
Total interest capitalized (in thousands):

	Balance as of
	August 31, 2023	August 31, 2022
Total interest capitalized	$15,426	$12,934

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Total interest capitalized (in thousands):

	Years Ended August 31,
	2023	2022	2021
Interest capitalized	$2,083	$1,263	$2,282
A summary of asset disposal activity for fiscal years 2023, 2022 and 2021 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Loss recognized
Fiscal Year 2023	$11,484	$10,379	$361	$(744)
Fiscal Year 2022	$12,785	$11,327	$193	$(1,265)
Fiscal Year 2021	$10,946	$9,534	$385	$(1,027)
The Company also recorded within accounts payable and other accrued expenses approximately $3.9 million and $0.6 million, respectively, as of August 31, 2023 and $2.2 million and $0.9 million, respectively, as of August 31, 2022 of liabilities related to the acquisition and/or construction of property and equipment.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Years Ended August 31,
	2023	2022	2021
Net income attributable to PriceSmart, Inc.	$109,205	$104,534	$97,963
Less: Allocation of income to unvested stockholders	(1,311)	(1,245)	(1,282)
Net income attributable to PriceSmart, Inc. available for distribution	$107,894	$103,289	$96,681
Basic weighted average shares outstanding	30,763	30,591	30,403
Add dilutive effect of performance stock units (two-class method)	23	9	—
Diluted average shares outstanding	30,786	30,600	30,403
Basic net income per share	$3.51	$3.38	$3.18
Diluted net income per share	$3.50	$3.38	$3.18
NOTE 6 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2023, 2022 and 2021 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
2/4/2021	$0.70	2/15/2021	2/26/2021	$0.35	8/15/2021	8/31/2021	$0.35

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to PriceSmart	Non-controlling Interests	Total
Ending balance, August 31, 2020	$(176,820)	$134	$(176,686)
Foreign currency translation adjustments	(7,837)	117	(7,720)
Defined benefit pension plans (1)	(230)	—	(230)
Derivative instruments (2)	2,252	—	2,252
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(19,034)	3	(19,031)
Defined benefit pension plans (1)	(341)	—	(341)
Derivative instruments (2)	6,170	—	6,170
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Sale of Aeropost	—	(254)	(254)
Ending balance, August 31, 2022	$(195,586)	$—	$(195,586)
Foreign currency translation adjustments	33,708	—	33,708
Defined benefit pension plans (1)	(1,819)	—	(1,819)
Derivative instruments (2)	(443)	—	(443)
Amounts reclassified from accumulated other comprehensive loss	148	—	148
Ending balance, August 31, 2023	$(163,992)	$—	$(163,992)
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
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31, 2023	August 31, 2022
Retained earnings not available for distribution	$9,110	$8,648
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. Subsequent to our fiscal year that ended on August 31, 2023, we successfully completed the program. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10(b)5-1 under the Securities Exchange Act of 1934, as amended, which permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We do not expect to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Years Ended
	August 31, 2023	August 31, 2022
Number of common shares acquired	71,530	—
Average price per common share acquired	$78.54	$—
Total cost of common share acquired	$5,618	$—
NOTE 7 – POST EMPLOYMENT PLANS
Defined Contribution Plans
PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes non-discretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes incremental non-discretionary contributions to the 401(k) plan to the employees who defer up to 2% of their salary. Employer contributions to the 401(k) plan for the Company's U.S. employees were $2.9 million during fiscal years 2023 and 2022, and $2.6 million during fiscal year 2021.
PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes non-discretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $4.5 million, $3.6 million and $3.0 million during fiscal years 2023, 2022 and 2021, respectively.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2023 and 2022 and consolidated statements of income for the fiscal years ended August 31, 2023, 2022 and 2021 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2023	2022	2023	2022		2023	2022	2021
Start of period	$(2,976)	$(2,298)	$1,205	$897		$—	$—	$—
Service cost	(303)	(205)	—	—		365	315	229
Interest cost	(139)	(129)	—	—		139	129	104
Prior service cost (including amortization)	—	—	(26)	(36)		26	36	55
Actuarial gains/(losses)	(2,425)	(344)	2,425	344		122	92	72
Totals	$(5,843)	$(2,976)	$3,604	$1,205	(1)	$652	$572	$460
(1)The Company has recorded a deferred tax asset of $1,106,000 and $377,000 as of August 31, 2023 and 2022, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $(2,500,000) and $(829,000) as of August 31, 2023 and 2022, respectively. The primary driver of the recorded accumulated other comprehensive loss was a change in assumption for our Trinidad and Tobago post-employment benefit plan in which we expect less turnover from our employees.
The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2023	2022
Discount rate	4.6% to 6.4%	3.5% to 6.4%
Future salary escalation	3.0% to 5.2%	3.0% to 4.5%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	6.7% to 15.0%	6.7% to 15.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 1.5%	0.5% to 6.6%
For the fiscal year ending August 31, 2024, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive loss (in thousands):

Prior service cost	$26
Amortization of actuarial loss	539
$565
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2023	2022	2023	2022	2023	2022	2023	2022	2021
Other Post Employment Plans	$738	$522	$5,077	$4,567	$4,859	$4,382	$1,754	$1,423	$1,447
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
The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to 1.1 million shares of common stock plus the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The 2013 plan was amended in fiscal years 2021 to increase the number of shares of Common Stock available for the grant of awards by 500,000 shares and further amended in fiscal year 2023 to increase the number of shares of Common Stock available for the grant of awards by an additional 750,000 shares. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 2,966,867 shares of the Company’s common stock be issued under the 2013 Plan.
The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2023 (including shares originally authorized for issuance under prior plans)	August 31, 2023	August 31, 2022
2013 Plan	2,317,923	1,223,574	549,319
The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2023, 2022 and 2021 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2023	2022	2021
Restricted stock awards	$10,641	$9,378	$11,010
Restricted stock units	3,701	3,519	3,939
Performance-based restricted stock units	2,232	3,906	3,475
Stock-based compensation expense	$16,574	$16,803	$18,424

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31, 2023	August 31, 2022	August 31, 2021
Remaining unrecognized compensation cost (in thousands)	$15,386	$18,478	$16,349
Weighted average period of time over which this cost will be recognized (years)	2	2	2

	Years Ended August 31,
	2023	2022	2021
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$(2,787)	$(2,259)	$(778)
The restricted stock awards and units generally vest over a three-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed.
Restricted stock awards, restricted stock units, and performance-based restricted stock units activity for the twelve-months ended August 31, 2023, 2022 and 2021 was as follows:

	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
Grants outstanding at beginning of period	361,822	375,622	415,869
Granted	365,850	261,204	166,160
Forfeited	(118,577)	(16,184)	(12,436)
Vested	(266,354)	(258,820)	(193,971)
Grants outstanding at end of period	342,741	361,822	375,622
The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2023, 2022 and 2021:

Weighted Average Grant Date Fair Value	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
RSAs, RSUs, and PSUs granted	$63.93	$76.85	$79.02
RSAs, RSUs, and PSUs vested	$70.26	$72.69	$70.03
RSAs, RSUs, and PSUs forfeited	$66.14	$69.70	$70.56
The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
Total fair market value of restricted stock awards and units vested (in thousands)	$19,325	$18,422	$17,478

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At the vesting dates for restricted stock awards to employees, the Company repurchases a portion of the shares that have vested at the prior day's closing price per share, with the funds used to pay the employees' tax withholding requirements related to the vesting of restricted stock awards. The Company expects to continue this practice going forward.
Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares.
The following table summarizes the equity securities repurchased during fiscal years 2023, 2022 and 2021 as part of the Company's stock-based compensation programs:

	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
Shares repurchased	99,998	88,415	62,282
Cost of repurchase of shares (in thousands)	$7,245	$6,259	$5,542
The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31, 2023	August 31, 2022	August 31, 2021
Reissued treasury shares	6,333	8,314	96,400
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained (refer to “Note 10 - Income Taxes for additional information”).
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2023 and 2022, the Company has recorded within other accrued expenses and other current liabilities a total of $9.6 million and $1.1 million, respectively, for various non-income tax related tax contingencies. In the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle an AMT payment dispute in one of the aforementioned countries. Of this amount, $1.0 million is a reserve recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is an accrual for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income. Additionally, as part of the settlement, the Company agreed to pay AMT on a go-forward basis and accrued $2.0 million for fiscal year 2023.
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
The Company also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2023 and August 31, 2022, the Company had approximately $11.3 million and $16.5 million, respectively, in contractual obligations for construction services not yet rendered.
As of August 31, 2023, the Company has signed one lease agreement which has not commenced related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the first half of calendar year 2025. The lease will have a term of approximately 20 years and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Years Ended August 31,	Amount
2024	$—
2025	276
2026	1,604
2027	1,558
2028	1,513
Thereafter	20,013
Total future lease payments	$24,964

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2023, the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $14.0 million in cash. Lastly, the Company has one lease option agreement for one additional warehouse club.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 10 – INCOME TAXES
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2023	2022	2021
United States	$57,941	$55,667	$33,818
Foreign	111,270	100,754	113,368
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$169,211	$156,421	$147,186
Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2023	2022	2021
Current:
U.S. tax expense	$21,604	$20,824	$16,904
Foreign tax expense	41,639	34,334	35,918
Total	$63,243	$55,158	$52,822
Deferred:
U.S. tax benefit	$(11,958)	$(11,894)	$(10,212)
U.S. valuation allowance change	12,598	11,823	9,777
Foreign tax benefit	(3,935)	(3,259)	(3,125)
Foreign valuation allowance change	3	30	(293)
Total	$(3,292)	$(3,300)	$(3,853)
Provision for income taxes	$59,951	$51,858	$48,969
The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2023	2022	2021
Federal tax provision at statutory rates	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.3	0.2	0.1
Differences in foreign tax rates	6.8	7.1	6.9
Permanent items and other adjustments	(0.1)	(2.6)	(2.2)
Increase in valuation allowance	7.4	7.5	7.5
Provision for income taxes	35.4%	33.2%	33.3%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant components of the Company’s deferred tax assets as of August 31, 2023 and 2022 are shown below (in thousands):

	August 31,
	2023	2022
Deferred tax assets:
Foreign tax credits	$43,632	$32,322
Deferred compensation	1,664	1,782
U.S. timing differences	6,845	7,746
Foreign net operating losses	4,911	5,026
Foreign timing differences:
Accrued expenses and other timing differences	9,365	9,937
Depreciation and amortization	15,160	13,019
Deferred income	7,338	7,749
Gross deferred tax assets	88,915	77,581
U.S. deferred tax liabilities (depreciation and other timing differences)	(3,035)	(2,273)
Foreign deferred tax liabilities netted against deferred tax assets	(5,552)	(8,697)
U.S. valuation allowance	(43,860)	(33,824)
Foreign valuation allowance	(4,430)	(4,432)
Net deferred tax assets	$32,038	$28,355
For fiscal year 2023, the effective tax rate was 35.4%. The increase in the effective rate versus the prior year was primarily attributable to the comparably favorable impact of 2.0% due to a greater portion of income falling into lower tax jurisdictions, offset by the comparably unfavorable impact of 1.8% from the AMT settlement and 2.2% from asset impairment and related closure costs.
For fiscal year 2023, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $26.8 million and $22.6 million as of August 31, 2023 and 2022, respectively.
The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. The Company considers earnings to be permanently reinvested for any jurisdiction where distribution from a foreign affiliate would cause additional tax cost, and management has no plans to repatriate the related undistributed earnings and profits from these foreign affiliates. As of August 31, 2023 and 2022 the undistributed earnings of these foreign subsidiaries are approximately $369.6 million and $335.5 million, respectively.
The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2023	2022	2021
Balance at beginning of fiscal year	$5,041	$3,911	$4,573
Gross increase - tax positions in prior period	35	264	135
Gross decrease - tax positions in prior period	—	—	(306)
Additions based on tax positions related to the current year	143	1,356	333
Expiration of the statute of limitations for the assessment of taxes	(474)	(490)	(824)
Balance at end of fiscal year	$4,745	$5,041	$3,911
As of August 31, 2023, the liability for income taxes associated with unrecognized tax benefits was $4.7 million and can be reduced by $1.4 million of tax benefits recorded as deferred tax assets and liabilities. The total $4.7 million unrecognized tax benefit includes $300,000 of associated timing adjustments. The net amount of $4.4 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.
The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2023 and 2022, the Company had accrued an additional $1.6 million and $1.5 million, respectively, for the payment of interest and penalties related to the above-mentioned unrecognized tax benefits.
The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2023 could result in a total income tax benefit amounting up to $600,000.
The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions. Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
In two countries where the Company operates, minimum income tax rules require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (AMT). As a result, the Company is making AMT payments substantially in excess of those it would expect to pay based on taxable income. The Company had income tax receivables of $10.7 million and $11.0 million as of August 31, 2023 and August 31, 2022, respectively, and deferred tax assets of $3.7 million and $3.5 million as of August 31, 2023 and August 31, 2022, respectively, in these countries.
In the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the AMT payment dispute in one of the aforementioned countries, $1.0 million of which was a reserve for an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is an accrual for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income.
While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables, deferred tax assets or amounts that may be deemed under-paid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2005, 2007, 2014* to 2017*, 2018, 2020 to the present
California (U.S.) (state return)	2005 and 2019 to the present
Florida (U.S.) (state return)	2011* to 2018*, 2020 to the present
Aruba	2018 to the present
Barbados	2017 to the present
Costa Rica	2011 to 2012, 2015 to 2016, 2019 to the present
Colombia	2017 to the present
Dominican Republic	2011 to 2012, 2016, 2020 to the present
El Salvador	2019 to the present
Guatemala	2012 to 2013, 2019 to the present
Honduras	2018 to the present
Jamaica	2017 to the present
Mexico	2019 to the present
Nicaragua	2019 to the present
Panama	2018 to the present
Trinidad	2016 to the present
U.S. Virgin Islands	2001 to the present
Spain	2020 to the present
Chile	2020* to the present
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 11 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

	Total Amount of Facilities	Facilities Used		Facilities Available	Weighted average interest rate
		Short-term Borrowings	Letters of Credit
August 31, 2023 - Committed	$75,000	—	—	75,000	—%
August 31, 2023 - Uncommitted	91,000	8,376	—	82,624	13.2
August 31, 2023 - Overdraft Used (Uncommitted)	—	303	—	—	12.0
August 31, 2023 - Total	$166,000	$8,679	$—	$157,624	12.7%

August 31, 2022 - Committed	$75,000	—	73	74,927	—%
August 31, 2022 - Uncommitted	91,000	10,608	—	80,392	5.3
August 31, 2022 - Total	$166,000	$10,608	$73	$155,319	5.3%
As of August 31, 2023 and August 31, 2022, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the changes in long-term debt for the twelve months ended August 31, 2023:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2021	$19,395	$110,110	$129,505	(1)
Proceeds from long-term debt received during the period:
Guatemala subsidiary	—	4,204	4,204
Trinidad subsidiary	4,924	21,505	26,429
Total proceeds from long-term debt received during the period	4,924	25,709	30,633
Repayments of long-term debt:	(8,110)	(14,587)	(22,697)
Reclassifications of long-term debt due in the next 12 months	17,618	(17,618)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	(112)	(58)	(170)
Balances as of August 31, 2022	33,715	103,556	137,271	(3)
Proceeds from long-term debt received during the period:
Guatemala subsidiary	—	12,454	12,454
Barbados subsidiary	—	7,460	7,460
Honduras subsidiary	1,001	12,798	13,799
Trinidad subsidiary	750	4,250	5,000
Total proceeds from long-term debt received during the period	1,751	36,962	38,713
Repayments of long-term debt:	(17,541)	(18,443)	(35,984)
Reclassifications of long-term debt due in the next 12 months	1,729	(1,729)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	539	(859)	(320)
Balances as of August 31, 2023	$20,193	$119,487	$139,680	(4)
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
(4)The carrying amount of non-cash assets assigned as collateral for these loans was $156.2 million. The carrying amount of cash assets assigned as collateral for these loans was $3.5 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a summary of the long-term loans entered into by the Company:

	August 31, 2023	August 31, 2022
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$23,099	$33,853
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	30,069	39,969
Unhedged loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	86,512	63,449
Total long-term debt	139,680	137,271
Less: current portion	20,193	33,715
Long-term debt, net of current portion	$119,487	$103,556
As of August 31, 2023 and August 31, 2022, the Company had approximately $91.2 million and $110.7 million, respectively, of long-term loans in several foreign subsidiaries which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods. The net increase in long-term debt during the twelve months ended August 31, 2023 is primarily attributable to loans entered into by the Company’s Honduras, Guatemala, Barbados, and Trinidad subsidiaries, and offset by payments on its long-term debt.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2024	$20,193
2025	36,151
2026	18,450
2027	33,188
2028	17,512
Thereafter	14,186
Total	$139,680
NOTE 12 – LEASES
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2023, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease right of use (“ROU”) assets, and current and non-current operating lease liabilities, on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.
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
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option or if an economic penalty may be incurred if the option is not exercised. The initial lease term of the Company’s operating leases range from two to 41 years.
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
The following table is a summary of the Company’s components of total lease costs for fiscal year 2023 and 2022 (in thousands):

	Years Ended August 31,
	2023	2022
Operating lease cost	$15,753	$15,632
Short-term lease cost	162	49
Variable lease cost	5,034	4,376
Sublease income	(91)	(180)
Total lease costs	$20,858	$19,877
The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2023 and August 31, 2022 were as follows:

	Years Ended August 31,
	2023	2022
Weighted average remaining lease term in years	17.8	18.3
Weighted average discount rate percentage	6.8%	6.7%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years Ended August 31,
	2023	2022
Operating cash flows paid for operating leases	$15,753	$14,885

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Leased Locations
2024	$15,502
2025	15,244
2026	13,711
2027	11,520
2028	11,028
Thereafter	166,398
Total future lease payments	233,403
Less imputed interest	(103,587)
Total operating lease liabilities	$129,816
NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk relating to its ongoing business operations. To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments. The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the LIBOR or SOFR interest payments associated with variable-rate loans over the life of the loans. As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

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
Cash Flow Hedges

As of August 31, 2023, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the twelve months ended August 31, 2023:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	26-Sep-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	3.00%	10.35%	24th day of each December, March, June and September beginning December 26, 2022	September 26, 2022 - September 24, 2024
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	03-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.87%	3rd day of each December, March, June and September beginning March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
PriceSmart, Inc.	07-Nov-16	MUFG Union Bank, N.A. ("Union Bank")	Interest rate swap	$35,700,000	Union Bank	Variable rate 3-month Libor plus 1.70%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
For the twelve-month periods ended August 31, 2023, 2022 and 2021, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the year ended August 31, 2023	$4,630	$1,205	$5,835
Interest expense for the year ended August 31, 2022	$2,577	$3,234	$5,811
Interest expense for the year ended August 31, 2021	$2,619	$3,655	$6,274
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of
	August 31, 2023	August 31, 2022
Union Bank	$30,069	$31,344
Citibank N.A.	65,599	66,353
Scotiabank	—	8,625
Total	$95,668	$106,322
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive (income)/loss (in thousands):

Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	August 31, 2023			August 31, 2022
		Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$—	$—	$—	$2,736	$(348)	$2,388
Cross-currency interest rate swaps	Other non-current assets	5,574	(1,950)	3,624	10,289	(4,559)	5,730
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(82)	25	(57)
Cross-currency interest rate swaps	Other long-term liabilities	(3,321)	1,162	(2,159)	—	—	—
Interest rate swaps	Other non-current assets	2,243	(501)	1,742	1,596	(6)	1,590
Net fair value of derivatives designated as hedging instruments		$4,496	$(1,289)	$3,207	$14,539	$(4,888)	$9,651
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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of August 31, 2023:

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Scotiabank Colpatria, S.A.	Colombia	11-Jan-2023 - 19-Jul-2023	Forward foreign exchange contracts (USD)	$8,500	8-Sep-2023 - 24-Jan-2024
Citibank, N.A. ("Citi")	Colombia	18-Jan-2023 - 31-Aug-2023	Forward foreign exchange contracts (USD)	$13,000	18-Sep-2023 - 24-Apr-2024
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the twelve months ended August 31, 2023, 2022, and 2021.
NOTE 14 – RELATED-PARTY TRANSACTIONS
Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $718,000, $927,000, and $1.4 million in rental income for this space during the fiscal years ended 2023, 2022 and 2021. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.9 million for products purchased from this entity for the fiscal year ended August 31, 2023, and $1.1 million for products purchased for each of the fiscal years ended August 31, 2022, and 2021, respectively.
Relationships with Price Family Charitable Organizations: During the years ended August 31, 2023, 2022 and 2021, the Company sold approximately $1.0 million, $438,000, and $1.6 million, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors and Interim Chief Executive Officer of the Company, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director of the Company, serves as a director of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a director of the Board of the Price Philanthropies Foundation. David Price, a director and the Executive Vice President and Chief Transformation Officer of the Company, serves as a Vice President and a Vice Chair of the Board of the Price Philanthropies Foundation.
Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama, entered by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was recently renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $140,000 in rent expense for the fiscal year ended August 31, 2023, $149,000 in rent expense for the fiscal year ended August 31, 2022, and $149,800 in rent expense for the fiscal year ended August 31, 2021.
Relationship with Robert Price: On February 3, 2023, Robert E. Price, a Company founder and Chairman of the Board, became Interim Chief Executive Officer. Mr. Price has elected not to receive compensation for his role as Interim Chief Executive Officer. Therefore, the financial statements do not include compensation charges for his services. We have estimated the fair value of these services, based on a number of factors, to be approximately $5.1 million on an annual basis. We acknowledge that this may not be representative of what ultimately could be the cost to the Company when a replacement Chief Executive Officer is hired.

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
On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was recently renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $140,000 in rent expense for the fiscal year ended August 31, 2023, $149,000 in rent expense for the fiscal year ended August 31, 2022, and $149,800 in rent expense for the fiscal year ended August 31, 2021.
The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2023 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(98)	$6,920	$99	$7,019
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	130	3,559	785	4,344
Total		$6,809	$3,638	$32	$10,479	$884	$11,363
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
The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2023	August 31, 2022
Current assets	$1,654	$1,839
Noncurrent assets	$10,324	$10,109
Current liabilities	$158	$175
Noncurrent liabilities	$9	$8

	Years Ended August 31,
	2023	2022	2021
PriceSmart’s share of the net loss of unconsolidated affiliates	$(55)	$(10)	$(58)
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
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Year Ended August 31, 2023
Revenue from external customers	$31,741	$2,671,083	$1,269,307	$439,711	$—	$4,411,842
Intersegment revenues	1,538,588	27,709	5,621	4,466	(1,576,384)	—
Depreciation, Property and equipment	5,482	37,053	19,188	10,210	—	71,933
Amortization, Intangibles	765	—	—	—	—	765
Operating income (loss)	29,844	191,721	87,223	15,467	(139,739)	184,516
Interest income from external sources	3,604	3,977	2,135	155	—	9,871
Interest income from intersegment sources	2,454	1,603	253	—	(4,310)	—
Interest expense from external sources	1,165	2,664	3,251	3,940	—	11,020
Interest expense from intersegment sources	75	1,258	1,041	1,939	(4,313)	—
Provision (benefit) for income taxes	23,283	28,045	9,873	(1,250)	—	59,951
Net income attributable to PriceSmart, Inc.	9,540	159,014	68,635	11,755	(139,739)	109,205
Long-lived assets (other than deferred tax assets)	71,919	566,139	210,000	205,295	—	1,053,353
Goodwill	8,981	24,083	10,046	—	—	43,110
Investment in unconsolidated affiliates	—	10,479	—	—	—	10,479
Total assets	302,115	995,881	425,145	282,467	—	2,005,608
Capital expenditures, net	10,204	79,526	24,234	29,948	—	143,912

Year Ended August 31, 2022
Revenue from external customers	$48,716	$2,382,163	$1,156,607	$478,607	$—	$4,066,093
Intersegment revenues	1,492,648	22,119	5,857	3,600	(1,524,224)	—
Depreciation, Property and equipment	4,719	34,155	17,061	10,320	—	66,255
Amortization, Intangibles	1,613	—	—	—	—	1,613
Operating income (loss)	23,364	171,119	79,022	22,526	(128,965)	167,066
Interest income from external sources	147	1,115	863	76	—	2,201
Interest income from intersegment sources	1,789	1,954	255	—	(3,998)	—
Interest expense from external sources	1,225	3,107	2,163	3,116	—	9,611
Interest expense from intersegment sources	27	1,187	1,821	899	(3,934)	—
Provision for income taxes	19,629	23,396	8,106	727	—	51,858
Net income attributable to PriceSmart, Inc.	8,292	144,159	62,799	18,268	(128,984)	104,534
Long-lived assets (other than deferred tax assets)	70,978	498,204	218,021	175,194	—	962,397
Intangibles, net	765	—	—	—	—	765
Goodwill	8,981	24,250	10,072	—	—	43,303
Investment in unconsolidated affiliates	—	10,534	—	—	—	10,534
Total assets	230,411	867,898	474,411	235,680	—	1,808,400
Capital expenditures, net	5,119	46,959	36,610	33,654	—	122,342

Year Ended August 31, 2021
Revenue from external customers	$88,397	$2,105,856	$1,004,793	$420,825	$—	$3,619,871
Intersegment revenues	1,280,236	17,861	5,087	3,869	(1,307,053)	—
Depreciation, Property and equipment	6,970	31,319	15,432	8,858	—	62,579
Amortization, Intangibles	2,404	—	—	—	—	2,404
Operating income (loss)	12,687	151,933	74,769	21,932	(103,301)	158,020
Interest income from external sources	13	878	985	103	—	1,979
Interest income from intersegment sources	2,130	2,393	483	—	(5,006)	—
Interest expense from external sources	1,606	2,831	427	2,346	—	7,210
Interest expense from intersegment sources	34	1,286	2,647	298	(4,265)	—
Provision for income taxes	15,919	22,661	8,006	2,383	—	48,969
Net income (loss) attributable to PriceSmart, Inc.	(4,777)	127,879	61,025	17,333	(103,497)	97,963
Long-lived assets (other than deferred tax assets)	79,404	490,099	197,030	164,970	—	931,503
Intangibles, net	7,762	—	—	—	—	7,762
Goodwill	10,695	24,332	10,068	—	—	45,095
Investment in unconsolidated affiliates	—	10,544	—	—	—	10,544
Total assets	246,896	795,940	434,428	228,526	—	1,705,790
Capital expenditures, net	9,061	45,524	23,342	28,181	—	106,108
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date of August 31, 2023 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

ADDITIONAL INFORMATION
Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800
Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT
Annual Meeting
Wednesday, February 1, 2024 at 10:00 AM
PriceSmart, Inc. Corporate Headquarters
9740 Scranton Road
San Diego, CA 92121
Transfer Agent
Computershare Inc.
462 South 4th Street, Suite 1600
Louisville, KY, 40202
Telephone: (888) 867-6003
TDD for Hearing Impaired: (800) 490-1493
Outside U.S.: (201) 680-6578
Independent Registered Public Accounting Firm
Ernst & Young U.S. LLP
4365 Executive Drive, Suite 1600
San Diego, CA 92121
PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9740 Scranton Road, San Diego, CA 92121. Internet users can access PriceSmart's web site at http://www.investors.pricesmart.com.