Form 10-Q
period 2023-11-30
PRICESMART INC
filed 2024-01-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
The registrant had 30,515,772 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2023.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or "our") unaudited consolidated balance sheet as of November 30, 2023 and the consolidated balance sheet as of August 31, 2023, the unaudited consolidated statements of income for the three months ended November 30, 2023 and 2022, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2023 and 2022, the unaudited consolidated statements of equity for the three months ended November 30, 2023 and 2022, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2023 and 2022 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2023 (Unaudited)	August 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$174,452	$239,984
Short-term restricted cash	2,869	2,865
Short-term investments	88,002	91,081
Receivables, net of allowance for doubtful accounts of $62 as of November 30, 2023 and $67 as of August 31, 2023, respectively	17,645	17,904
Merchandise inventories	529,898	471,407
Prepaid expenses and other current assets (includes $3,532 and $0 as of November 30, 2023 and August 31, 2023, respectively, for the fair value of derivative instruments)	67,969	53,866
Total current assets	880,835	877,107
Long-term restricted cash	9,567	9,353
Property and equipment, net	873,440	850,328
Operating lease right-of-use assets, net	112,383	114,201
Goodwill	43,135	43,110
Deferred tax assets	31,253	32,039
Other non-current assets (includes $2,864 and $7,817 as of November 30, 2023 and August 31, 2023, respectively, for the fair value of derivative instruments)	68,123	68,991
Investment in unconsolidated affiliates	10,543	10,479
Total Assets	$2,029,279	$2,005,608
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$9,199	$8,679
Accounts payable	522,568	453,229
Accrued salaries and benefits	34,702	45,441
Deferred income	33,932	32,613
Income taxes payable	9,837	9,428
Other accrued expenses and other current liabilities (includes $2,930 and $1,913 as of November 30, 2023 and August 31, 2023, respectively, for the fair value of derivative instruments)	52,175	57,273
Operating lease liabilities, current portion	7,508	7,621
Long-term debt, current portion	35,276	20,193
Total current liabilities	705,197	634,477
Deferred tax liability	1,789	1,936
Long-term income taxes payable, net of current portion	5,115	5,045
Long-term operating lease liabilities	120,711	122,195
Long-term debt, net of current portion	99,704	119,487
Other long-term liabilities (includes $2,016 and $3,321 for the fair value of derivative instruments and $12,504 and $12,105 for post-employment plans as of November 30, 2023 and August 31, 2023, respectively)	14,519	15,425
Total Liabilities	947,035	898,565

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,416,171 and 31,934,900 shares issued and 30,516,876 and 30,976,941 shares outstanding (net of treasury shares) as of November 30, 2023 and August 31, 2023, respectively	3	3
Additional paid-in capital	500,795	497,434
Accumulated other comprehensive loss	(160,412)	(163,992)
Retained earnings	855,606	817,559
Less: treasury stock at cost, 1,899,295 shares as of November 30, 2023 and 957,959 shares as of August 31, 2023	(113,748)	(43,961)
Total Stockholders' Equity	1,082,244	1,107,043
Total Liabilities and Equity	$2,029,279	$2,005,608
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30, 2023	November 30, 2022
Revenues:
Net merchandise sales	$1,135,014	$1,025,463
Export sales	10,009	10,458
Membership income	17,749	15,895
Other revenue and income	3,703	2,990
Total revenues	1,166,475	1,054,806
Operating expenses:
Cost of goods sold:
Net merchandise sales	952,728	859,068
Export sales	9,550	9,989
Selling, general and administrative:
Warehouse club and other operations	109,965	96,892
General and administrative	35,439	33,172
Pre-opening expenses	487	—
Loss on disposal of assets	93	158
Total operating expenses	1,108,262	999,279
Operating income	58,213	55,527
Other income (expense):
Interest income	2,866	1,157
Interest expense	(2,816)	(2,749)
Other expense, net	(2,126)	(4,566)
Total other expense	(2,076)	(6,158)
Income before provision for income taxes and loss of unconsolidated affiliates	56,137	49,369
Provision for income taxes	(18,153)	(16,426)
Income (loss) of unconsolidated affiliates	63	(38)
Net income	$38,047	$32,905
Net income per share available for distribution:
Basic	$1.24	$1.05
Diluted	$1.24	$1.05
Shares used in per share computations:
Basic	30,269	30,713
Diluted	30,269	30,719
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30, 2023	November 30, 2022
Net income	$38,047	$32,905

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	3,537	(885)
Defined benefit pension plan:
Net gain/(loss) arising during period	25	(28)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	96	37
Total defined benefit pension plan	121	9
Derivative instruments:(2)
Unrealized gains/(losses) on change in derivative obligations	1,174	(695)
Unrealized losses on change in fair value of interest rate swaps	(1,252)	(1,716)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	2,736
Total derivative instruments	(78)	325
Other comprehensive income (loss)	3,580	(551)
Comprehensive income	$41,627	$32,354
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073
Purchase of treasury stock	—	—	—	—	—	21	(1,300)	(1,300)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—
Issuance of restricted stock awards	174	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,236	—	—	—	—	4,236
Net income	—	—	—	—	32,905	—	—	32,905
Other comprehensive loss	—	—	—	(551)	—	—	—	(551)
Balance at November 30, 2022	31,858	$3	$485,096	$(196,137)	$769,799	807	$(32,398)	$1,026,363

Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	944	(69,972)	(69,972)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	488	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,546	—	—	—	—	3,546
Net income	—	—	—	—	38,047	—	—	38,047
Other comprehensive income	—	—	—	3,580	—	—	—	3,580
Balance at November 30, 2023	32,416	$3	$500,795	$(160,412)	$855,606	1,899	$(113,748)	$1,082,244
See accompanying notes

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30, 2023	November 30, 2022
Operating Activities:
Net income	$38,047	$32,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,494	17,568
Allowance for doubtful accounts	(5)	16
Loss on sale of property and equipment	93	158
Deferred income taxes	1,310	358
Equity in losses (gains) of unconsolidated affiliates	(63)	38
Stock-based compensation	3,546	4,236
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(28,390)	(15,856)
Merchandise inventories	(58,491)	(45,649)
Accounts payable	65,557	36,689
Net cash provided by operating activities	41,098	30,463
Investing Activities:
Additions to property and equipment	(33,300)	(23,944)
Purchases of short-term investments	(55,204)	—
Proceeds from settlements of short-term investments	58,331	2,230
Proceeds from disposal of property and equipment	57	221
Net cash used in investing activities	(30,116)	(21,493)
Financing Activities:
Proceeds from long-term bank borrowings	—	19,914
Repayment of long-term bank borrowings	(4,849)	(5,113)
Proceeds from short-term bank borrowings	1,160	1,218
Repayment of short-term bank borrowings	(848)	—
Purchase of treasury stock	(69,972)	(1,300)
Net cash provided by (used in) financing activities	(74,509)	14,719
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,787)	6,626
Net increase (decrease) in cash, cash equivalents	(65,314)	30,315
Cash, cash equivalents and restricted cash at beginning of period	252,202	251,373
Cash, cash equivalents and restricted cash at end of period	$186,888	$281,688

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$8,312	$4,606

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30, 2023	November 30, 2022
Cash and cash equivalents	$174,452	$267,944
Short-term restricted cash	2,869	2,873
Long-term restricted cash	9,567	10,871
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$186,888	$281,688
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2023
NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of November 30, 2023, the Company had 53 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four in Trinidad; three each in El Salvador and Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open a new warehouse club in Santa Ana, El Salvador in February 2024. Once this new club is open, the Company will operate 54 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (the “2023 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of November 30, 2023 are listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. The Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $15.4 million as of November 30, 2023 and $100.2 million as of August 31, 2023. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30, 2023	August 31, 2023
Short-term restricted cash	$2,869	$2,865
Long-term restricted cash	9,567	9,353
Total restricted cash(1)	$12,436	$12,218
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
Short-Term Investments – The Company considers certificates of deposit and similar time-based deposits with financial institutions with original maturities over three months and up to one year to be short-term investments.
Long-Term Investments – The Company considers certificates of deposit and similar time-based deposits with financial institutions with original maturities over one year to be long-term investments.
Goodwill – Goodwill totaled $43.1 million as of November 30, 2023 and August 31, 2023. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability.
Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of business in most of the countries in which it operates related to the procurement of merchandise and/or services the Company acquires and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. The Company generally collects VAT from its Members upon sale of goods and services and pays VAT to its vendors upon purchase of goods and services. Periodically, the Company submits VAT reports to governmental agencies and reconciles the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves the Company with net VAT and/or income tax receivables, forcing the Company to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete. Additionally, we are occasionally required to make payments for tax assessments that we are appealing, notwithstanding that we believe it is more likely than not we will ultimately prevail.
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.7 million as of November 30, 2023 and August 31, 2023, respectively, in this country.
While the rules related to refunds of income tax receivables in this country are either unclear or complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed under-paid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30, 2023	August 31, 2023
Prepaid expenses and other current assets	$3,029	$2,774
Other non-current assets	37,469	36,060
Total amount of VAT receivables reported	$40,498	$38,834
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30, 2023	August 31, 2023
Prepaid expenses and other current assets	$20,269	$17,749
Other non-current assets	21,836	19,176
Total amount of income tax receivables reported	$42,105	$36,925
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
Operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. The Company’s leases generally do not have a readily determinable implicit interest rate; therefore, the Company uses a collateralized incremental borrowing rate at the commencement date in determining the present value of future payments. The incremental borrowing rate is based on a yield curve derived from publicly traded bond offerings for companies with credit characteristics that approximate the Company's market risk profile.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, prior to fiscal year 2024, performance-based restricted stock units (“PSUs”). Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved. As of November 30, 2023, all outstanding PSUs have successfully met all performance metrics except for the requisite service period.
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
PSUs, similar to RSUs, were awarded with dividend equivalents, provided that such amounts became payable only if the performance metric was achieved. At the time the Compensation Committee confirmed the performance metric had been achieved, the accrued dividend equivalents were paid on the PSUs.
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the three months ended November 30, 2023, the Company reissued approximately 3,000 treasury shares.
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
Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment. For the periods reported, no impairment of such non-financial assets were recorded.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in fair market value of the Company’s current and long-term financial assets and liabilities, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2023 Annual Report on Form 10-K.
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
Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2023 and August 31, 2023.
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
Selling, General and Administrative – Selling, general and administrative costs consist primarily of expenses associated with operating warehouse clubs and non-income based taxes such as alternative minimum taxes. These costs include payroll and related costs, including utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.
In December 2022, the Company announced that Sherry Bahrambeygui would resign as Chief Executive Officer effective February 3, 2023. In connection with her departure, the Company accrued for the related charges and substantially fulfilled all payment obligations by the end of the second quarter of fiscal year 2023; however, some vesting of PSUs occurred in the first quarter of fiscal year 2024.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three months ended November 30, 2023 and 2022 (in thousands):

	Three Months Ended
	November 30, 2023	November 30, 2022
Effect on other comprehensive income (loss) due to foreign currency translation	$3,537	$(885)
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

	Three Months Ended
	November 30, 2023	November 30, 2022
Currency loss	$(2,701)	$(4,503)
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the three-month period ended November 30, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of November 30, 2023 that the Company expects to have a material impact on its consolidated financial statements.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. In the first quarter of fiscal year 2024, we raised the annual fee for a Platinum Membership by $5 to approximately $80 in most markets. We expect to increase this fee on a staggered basis in most of the remaining countries during fiscal year 2024. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.
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

	Contract Liabilities
	November 30, 2023	August 31, 2023
Deferred membership income	$32,286	$31,079
Other contract performance liabilities	$17,837	$12,347

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2023	November 30, 2022
Foods & Sundries	$558,231	$511,894
Fresh Foods	329,602	295,288
Hardlines	132,564	115,594
Softlines	54,842	54,420
Food Service and Bakery	50,269	46,979
Health Services	9,506	1,288
Net Merchandise Sales	$1,135,014	$1,025,463
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three-months ended November 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2023	November 30, 2022
Net income	$38,047	$32,905
Less: Allocation of income to unvested stockholders	(631)	(586)
Net income available for distribution	$37,416	$32,319
Basic weighted average shares outstanding	30,269	30,713
Add dilutive effect of performance stock units (two-class method)	—	6
Diluted average shares outstanding	30,269	30,719
Basic net income per share	$1.24	$1.05
Diluted net income per share	$1.24	$1.05
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2024. The following table summarizes the dividends declared and paid during fiscal year 2023 (amounts are per share):

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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	3,537
Defined benefit pension plans (1)	121
Derivative instruments (2)	(78)
Ending balance, November 30, 2023	$(160,412)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, September 1, 2022	$(195,586)
Foreign currency translation adjustments	(885)
Defined benefit pension plans (1)	9
Derivative instruments (2)	325
Ending balance, November 30, 2022	$(196,137)

Amount
Beginning balance, September 1, 2022	$(195,586)
Foreign currency translation adjustments	33,708
Defined benefit pension plans (1)	(1,819)
Derivative instruments (2)	(443)
Amounts reclassified from accumulated other comprehensive loss	148
Ending balance, August 31, 2023	$(163,992)
(1)Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club and other operations in the Company's consolidated statements of income.
(2)Refer to "Note 8 - Derivative Instruments and Hedging Activities."
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30, 2023	August 31, 2023
Retained earnings not available for distribution	$9,266	$9,110
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We successfully completed the program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at times when we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements.
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended
	November 30, 2023	November 30, 2022
Number of common shares acquired	935,663	—
Average price per common share acquired	$74.13	$—
Total cost of common shares acquired	$69,362	$—

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
Income Taxes
For interim reporting, we estimate an annual effective tax rate (AETR) to calculate income tax expense. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax‐planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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
The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. There were no material changes in the Company’s uncertain income tax positions during the three months ended November 30, 2023.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of November 30, 2023 and August 31, 2023, the Company has recorded within other accrued expenses and other current liabilities a total of $1.3 million and $9.6 million, respectively, for various non-income tax related tax contingencies.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.7 million as of November 30, 2023 and August 31, 2023, respectively, in this country.
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2023 and August 31, 2023, the Company had approximately $4.7 million and $11.3 million, respectively, in contractual obligations for construction services not yet rendered.
As of November 30, 2023, the Company has signed a lease agreement which has not commenced for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the first half of calendar year 2025. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2025	$702
2026	1,640
2027	1,602
2028	1,564
2029	1,527
Thereafter	19,897
Total future lease payments	$26,932
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of November 30, 2023 the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $14.0 million in cash and has one lease option agreement for one additional warehouse club. Lastly, the Company has signed a promissory purchase agreement to purchase a building in Via Brasil, Panama which would result in the use of approximately $33.0 million in cash. Our Via Brasil club is the club with the highest sales volume in our Panama market, and we expect to complete this purchase in the second quarter of fiscal year 2024. Once the definitive agreement is executed, the purchase of this building will eliminate our lease liability of approximately $12.1 million and our annual lease payments of approximately $1.4 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of November 30, 2023 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(107)	$6,911	$99	$7,010
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	203	3,632	785	4,417
Total		$6,809	$3,638	$96	$10,543	$884	$11,427
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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Facilities Available	Weighted average interest rate
November 30, 2023 - Committed	$75,000	$—	$75,000	—%
November 30, 2023 - Uncommitted	96,000	9,199	86,801	12.6%
November 30, 2023 - Total	$171,000	$9,199	$161,801	12.6%

August 31, 2023 - Committed	$75,000	$—	$75,000	—%
August 31, 2023 - Uncommitted	91,000	8,376	82,624	13.2%
August 31, 2023 - Overdraft Used (Uncommitted)	—	303	—	12.0%
August 31, 2023 - Total	$166,000	$8,679	$157,624	12.7%
As of November 30, 2023 and August 31, 2023, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the changes in long-term debt for the three months ended November 30, 2023:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2023	$20,193	$119,487	$139,680	(1)
Repayments of long-term debt:	(268)	(4,581)	(4,849)
Reclassifications of long-term debt due in the next 12 months	15,335	(15,335)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	16	133	149
Balances as of November 30, 2023	$35,276	$99,704	$134,980	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $156.2 million. The carrying amount of cash assets assigned as collateral for these loans was $3.5 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income (loss).
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $151.6 million. The carrying amount of cash assets assigned as collateral for these loans was $3.0 million.
As of November 30, 2023 and August 31, 2023, the Company had approximately $87.7 million and $91.2 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2024	$35,276
2025	20,446
2026	16,375
2027	36,972
2028	12,578
Thereafter	13,333
Total	$134,980
NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to interest rate risk relating to its ongoing business operations. To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments. The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the SOFR interest payments associated with variable-rate loans over the life of the loans. As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cash Flow Hedges
As of November 30, 2023, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2023:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May and August, and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	26-Sep-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	3.00%	10.35%	24th day of each December, March, June and September beginning December 26, 2022	September 26, 2022 - September 24, 2024
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August, and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month SOFR plus 2.45%	7.87%	3rd day of each December, March, June and September beginning March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month SOFR plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank")	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended November 30, 2023 and November 30, 2022, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the three months ended November 30, 2023	$1,062	$415	$1,477
Interest expense for the three months ended November 30, 2022	$1,103	$347	$1,450
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	November 30, 2023	August 31, 2023
U.S. Bank	$29,750	$30,069
Citibank N.A.	74,766	65,599
Total	$104,516	$95,668
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		November 30, 2023			August 31, 2023
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$3,532	$(1,235)	$2,297	$—	$—	$—
Cross-currency interest rate swaps	Other non-current assets	841	(294)	547	5,574	(1,950)	3,624
Cross-currency interest rate swaps	Other current liabilities	(1,766)	617	(1,149)	—	—	—
Cross-currency interest rate swaps	Other long-term liabilities	(2,016)	705	(1,311)	(3,321)	1,162	(2,159)
Interest rate swaps	Other non-current assets	2,023	(452)	1,571	2,243	(501)	1,742
Net fair value of derivatives designated as hedging instruments		$2,614	$(659)	$1,955	$4,496	$(1,289)	$3,207

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2023:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Scotiabank Colpatria, S.A.	Colombia	27-Mar-2023 - 19-Jul-2023	Forward foreign exchange contracts (USD)	$5,000	21-Dec-2023 - 24-Jan-2024
Citibank, N.A. ("Citi")	Colombia	14-Aug-2023 - 14-Nov-2023	Forward foreign exchange contracts (USD)	$16,500	27-Dec-2023 - 22-May-2024
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three month periods ended November 30, 2023 and November 30, 2022.
NOTE 9 – SEGMENTS
The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 53 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2023
Revenue from external customers	$10,009	$700,567	$326,967	$128,932	$—	$1,166,475
Intersegment revenues	446,337	6,092	1,400	1,025	(454,854)	—
Depreciation, property and equipment	1,324	10,010	4,821	3,339	—	19,494
Operating income	9,949	56,902	23,332	3,617	(35,587)	58,213
Net income	3,325	48,533	19,081	2,695	(35,587)	38,047
Long-lived assets (other than deferred tax assets)	72,359	578,707	214,936	208,054	—	1,074,056
Goodwill	8,981	24,110	10,044	—	—	43,135
Total assets	217,158	1,067,842	447,639	296,640	—	2,029,279
Capital expenditures, net	2,939	21,340	8,989	3,814	—	37,082

Three Months Ended November 30, 2022
Revenue from external customers	$10,458	$629,079	$307,525	$107,744	$—	$1,054,806
Intersegment revenues	407,640	6,582	1,514	705	(416,441)	—
Depreciation, property and equipment	1,378	8,799	4,631	2,376	—	17,184
Amortization, Intangibles	384	—	—	—	—	384
Operating income	13,592	50,130	24,503	4,868	(37,566)	55,527
Net income	5,825	42,006	19,284	3,356	(37,566)	32,905
Long-lived assets (other than deferred tax assets)	73,083	509,961	213,963	167,027	—	964,034
Goodwill	8,981	24,142	10,050	—	—	43,173
Total assets	238,551	924,049	492,744	232,576	—	1,887,920
Capital expenditures, net	5,491	12,244	3,401	4,283	—	25,419

As of August 31, 2023
Long-lived assets (other than deferred tax assets)	$71,919	$566,139	$210,000	$205,295	$—	$1,053,353
Goodwill	8,981	24,083	10,046	—	—	43,110
Investment in unconsolidated affiliates	—	10,479	—	—	—	10,479
Total assets	302,115	995,881	425,145	282,467	—	2,005,608
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of November 30, 2023 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the risks detailed in this Quarterly Report under the heading “Part II. Item 1A. Risk Factors” and in the Annual Report on Form 10-K under the heading “Part I. Item 1A. Risk Factors" and "Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2023. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and Colombia at operating standards as good as, or superior to, warehouse club operations in the United States.

As of November 30, 2023, we had 53 warehouse clubs in operation in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.4 billion in fiscal year 2023. We believe PriceSmart has become one of the most respected and trusted brands in the region. With nearly two million membership accounts and more than three million cardholders, PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart's markets.

Depending on the market in which they live, our Diamond Members generally pay an annual membership fee of approximately $35 to $40, and our Platinum Members generally pay $75 to $80 per year in exchange for an annual 2% cash-back rebate. These membership fees are applied to lowering the price of the products we sell. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

PriceSmart sources slightly more than half its merchandise from suppliers within the region, with the balance of merchandise sourced throughout the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and unique consumable and non-consumable products that are often not otherwise available in its markets.
PriceSmart continually focuses on innovation. In recent years, PriceSmart has added optical, audiology, and pharmacy services in many of its locations. PriceSmart provides online shopping to our Members and offers both home delivery and curbside pickup. PriceSmart is making significant investments in technology to both improve the online shopping experience for its Members and to enhance operating efficiencies in its supply chain and the back office.
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

We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate, results in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of November 30, 2022	Number of Warehouse Clubs in Operation as of November 30, 2023	Anticipated Warehouse Club Openings in Calendar Year 2024
Colombia	9	10	—
Costa Rica	8	8	—
Panama	7	7	—
Dominican Republic	5	5	—
Guatemala	5	6	—
Trinidad	4	4	—
Honduras	3	3	—
El Salvador	2	3	1
Nicaragua	2	2	—
Jamaica	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	50	53	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We have purchased land and plan to open our fourth warehouse club in El Salvador, located in Santa Ana, approximately 40 miles west from the nearest club in the capital of San Salvador. The club is being built on a five-acre property and is anticipated to open in February 2024. Once this new club is open, we will operate 54 warehouse clubs.

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

Although we have seen recent inflationary pressures subsiding, substantial product cost increases or commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. As experienced during and subsequently after the novel coronavirus outbreak (COVID-19), events directly or indirectly related to COVID-19 resulted in market and supply-chain disruptions which increased the complexity of managing our inventory flow and business and resulted in substantial inventory markdowns on certain non-food product categories in the third quarter of fiscal year 2022. In addition, shipping and freight rates increased dramatically during that time. While supply chains and transportation rates have normalized, we are continually remaining vigilant and working to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the first quarter of fiscal year 2024, some markets, especially Colombia and Costa Rica, benefited from currency appreciation which helped offset currency devaluations we experienced in some of the other countries. During the first quarter of fiscal year 2024, approximately 79.5% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.7% consisted of sales of products we purchased in U.S. dollars.
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
At times we face difficulties in the shipment and importation of merchandise to our warehouse clubs in certain markets such as disputes with customs and tax authorities in Nicaragua which delayed the issuance of importation clearance in May 2023. We also continue to face the risk of political instability which may have significant effects on our business. For example, protestors set up roadblocks in Panama during October and November 2023, disrupting traffic to our clubs throughout most of the market, as a reaction to an agreement between the Panamanian government and a mining company. Roadblocks in Guatemala in October 2023 relating to election protests also limited access to certain of our warehouse clubs. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Nicaragua and Honduras experienced anti-government protests in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.
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
Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. Nevertheless, in the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute. To address the inherent risk of operating in a country in which tax legislation changes can significantly impact our low margin business model and limitations on our ability to successfully appeal these burdensome taxes, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment.

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of November 30, 2023 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $29.0 million, a decrease of $71.5 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.

During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of November 30, 2023, our Honduran subsidiary had approximately $22.8 million of cash and cash equivalents and short-term investments denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. Our mission is to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services and, meanwhile, enhance Member experience and engagement.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently remodeling our clubs in San Pedro Sula, Honduras, Santiago, Dominican Republic, and Port of Spain, Trinidad and Tobago. We are also currently expanding one of our clubs in San Salvador, El Salvador. We've recently entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We have also entered into a promissory agreement to purchase our club in Via Brasil, Panama, which is the club with the highest sales volume in our Panama market. We expect to complete this purchase in the second quarter of fiscal year 2024. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have plans to open a new warehouse club in Santa Ana, El Salvador, in February 2024. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution facilities in other markets. Based on our experience with the Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. In October 2023, we relocated our distribution center in Panama, increasing the square footage which will allow us to drive more efficiencies within our distribution network. In addition to major distribution centers, PriceSmart has been investing in produce distribution centers, which enable us to purchase, process and package produce we purchase directly from farms in our markets as well as imported produce.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. We expect to increase this fee by $5 on a staggered basis in most countries during fiscal year 2024. A larger membership base and higher membership fee contribute to the bottom line of the business and can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Net merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services, such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in our clubs; and the implementation and expansion of our Well-being initiative, which offers optical services with free eye exams for our Members and additional members of their families and lower prices on discounted eyeglass frames, audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, pharmacies. Another way we enhance Membership value is by offering private label merchandise under the “Member’s Selection®” brand, which is available only to PriceSmart Members. We believe the “Member’s Selection®” brand carries goodwill and is recognized in our markets for value. Private label products also provide the opportunity to source quality items locally. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. During the first quarter of fiscal year 2024, our private label sales represented 27.2% of total merchandise sales, up from 25.9% in the same period of fiscal year 2023, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality and content of PriceSmart.com and to expand our product offerings available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, which allow us to better identify Member preferences, we believe we have been able to provide our Members with enhancements to the membership experience and our merchandise procurement. PriceSmart.com provides the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. We also invest in technology to capture operational efficiencies and enhance our decision-making for the dynamic environments in which we do business.
Financial highlights for the first quarter of fiscal year 2024 included:
•Total revenues increased 10.6% over the comparable prior year period.
•Net merchandise sales increased 10.7% over the comparable prior year period. We ended the quarter with 53 warehouse clubs compared to 50 warehouse clubs at the end of the first quarter of fiscal year 2023. Net merchandise sales - constant currency increased 6.8% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended December 3, 2023 increased 8.0%. Comparable net merchandise sales - constant currency for the 13 weeks ended December 3, 2023 increased 4.3%.
•Membership income for the first quarter of fiscal year 2024 increased 11.7% to $17.7 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 9.6% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 16.1%, a decrease of 10 basis points or 0.1% from the same period in the prior year.
•Selling, general and administrative expenses increased 12.1% compared to the first quarter of fiscal year 2023, primarily due to higher compensation, professional fees and depreciation expense.
•Operating income for the first quarter of fiscal year 2024 was $58.2 million, an increase of 4.8%, or $2.7 million, compared to the first quarter of fiscal year 2023.
•We recorded a $2.1 million net loss in total other expense, net in the first quarter of fiscal year 2024 compared to a $6.2 million net loss in total other expense, net in the same period last year, primarily due to a decrease in other expense of $2.4 million, driven by a decrease in total overall foreign currency losses, as well as higher interest income of $1.7 million, comparatively, because of significantly more investments of surplus cash at higher yields.
•Our effective tax rate decreased in the first quarter of fiscal year 2024 to 32.3% from 33.3% in the first quarter of fiscal year 2023. The decrease in the effective tax rate is primarily resulting from fewer valuation allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable.
•Net income for the first quarter of fiscal year 2024 was $38.0 million, or $1.24 per diluted share, compared to $32.9 million, or $1.05 per diluted share, in the first quarter of fiscal year 2023.
•Adjusted net income for the first quarter of fiscal year 2024 was $38.0 million, or an adjusted $1.24 per diluted share, compared to adjusted net income of $35.0 million, or $1.12 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the first quarter of fiscal year 2024 was $77.8 million compared to $75.2 million in the same period last year.
Non – GAAP (Generally Accepted Accounting Principles) Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. GAAP (Generally Accepted Accounting Principles). In addition to relevant GAAP measures, we also provide non-GAAP measures including adjusted net income, adjusted net income per diluted share, adjusted EBITDA, net merchandise sales - constant currency and comparable net merchandise sales - constant currency because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted Net Income and Adjusted Net Income per Diluted Share
The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income, as reported, adjusted for the write-off of certain Aeropost receivables. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Three Months Ended
	November 30, 2023	November 30, 2022
Net income as reported	$38,047	$32,905
Adjustments:
Aeropost-related write-offs (1)	—	2,125
Adjusted net income	$38,047	$35,030

Net income per diluted share	$1.24	$1.05
Aeropost-related write-offs	—	0.07
Adjusted net income per diluted share	$1.24	$1.12
(1)    Reflects $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023.
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income; other income (expense), net; and Aeropost-related write-offs. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	November 30, 2023	November 30, 2022
Net income as reported	$38,047	$32,905
Adjustments:
Interest expense	2,816	2,749
Provision for income taxes	18,153	16,426
Depreciation and amortization	19,494	17,568
Interest income	(2,866)	(1,157)
Other expense, net (1)	2,126	4,566
Aeropost-related write-offs (2)	—	2,125
Adjusted EBITDA	$77,770	$75,182
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues for the three months ended November 30, 2023. Primarily consists of foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three months ended November 30, 2022.
(2)    Reflects $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023.

Net Merchandise Sales – Constant Currency and Comparable Net Merchandise Sales – Constant Currency
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. We believe that constant currency is a useful measure, indicating the actual growth of our operations. When we use the term "net merchandise sales – constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Similarly, when we use the term "comparable net merchandise sales – constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales – constant currency results exclude the effects of foreign currency translation. Refer to “Management’s Discussion & Analysis – Net Merchandise Sales” and “Management’s Discussion & Analysis – Comparable Net Merchandise Sales” for our quantitative analysis and discussion. Reconciliations between net merchandise sales – constant currency and comparable net merchandise sales - constant currency and the most directly comparable GAAP measures are included where applicable.
COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022
The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2023 with the three month-period ended on November 30, 2022 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2023 and November 30, 2022:

	Three Months Ended
	November 30, 2023				November 30, 2022
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$686,993	60.5%	$69,941	11.3%	$617,052	60.2%
Caribbean	322,141	28.4	19,277	6.4	302,864	29.5
Colombia	125,880	11.1	20,333	19.3	105,547	10.3
Net merchandise sales	$1,135,014	100.0%	$109,551	10.7%	$1,025,463	100.0%
Comparison of Three Months Ended November 30, 2023 and November 30, 2022
Overall, net merchandise sales grew by 10.7% for the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, driven by a 8.2% increase in transactions and a 2.3% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 53 clubs in operation as of November 30, 2023 compared to 50 clubs as of November 30, 2022.
Net merchandise sales in our Central America segment increased 11.3% during the first quarter of fiscal year 2024. This increase had a 680 basis point (6.8%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth. We added two new clubs to the segment when compared to the comparable prior-year period. We opened our third warehouse club in El Salvador in May 2023 and our sixth warehouse club in Guatemala in November 2023. Our club in Escuintla, Guatemala opened on November 30, 2023, having a minimal impact on sales growth for the quarter.
Net merchandise sales in our Caribbean segment increased 6.4% during the first quarter of fiscal year 2024. This increase had a 190 basis point (1.9%) positive impact on net merchandise sales growth.

Net merchandise sales in our Colombia segment increased 19.3% during the first quarter of fiscal year 2024. This increase had a 200 basis point (2.0%) positive impact on total net merchandise sales growth. The primary driver of the increased sales for the quarter was due to the significant appreciation of the Colombian peso, which has positively impacted reported sales in the first quarter of fiscal year 2024, when compared to first quarter of fiscal year 2023. We added one new club to the segment when compared to the comparable prior-year period. We opened our tenth warehouse club in Colombia in September 2023.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three-month period ended November 30, 2023. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended November 30, 2023
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$686,993	$656,448	$30,545	11.3%	6.4%	4.9%
Caribbean	322,141	328,829	(6,688)	6.4	8.6	(2.2)
Colombia	125,880	109,747	16,133	19.3	4.0	15.3
Consolidated total	$1,135,014	$1,095,024	$39,990	10.7%	6.8%	3.9%
Overall, the effects of currency fluctuations within our markets had approximately $40.0 million, or 390 basis points (3.9%), of positive impact on net merchandise sales for the three-months ended November 30, 2023.
Currency fluctuations had a $30.5 million, or 490 basis points (4.9%), positive impact on net merchandise sales in our Central America segment for the three-months ended November 30, 2023. These currency fluctuations contributed approximately 300 basis points (3.0%) of positive impact on net merchandise sales for the quarter ended November 30, 2023. The Costa Rica colón appreciated significantly against the dollar as compared to the three-month period a year ago, and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $6.7 million, or 220 basis point (2.2%), negative impact on net merchandise sales in our Caribbean segment for the three-months ended November 30, 2023. These currency fluctuations contributed approximately 70 basis points (0.7%) of negative impact on total net merchandise sales growth for the period. This negative impact was primarily driven by the devaluation of the Dominican peso as compared to the same three-month period a year ago.
Currency fluctuations had a $16.1 million, or 1,530 basis point (15.3%), positive impact on net merchandise sales in our Colombia segment for the three-months ended November 30, 2023. These currency fluctuations contributed approximately 160 basis points (1.6%) of positive impact on total net merchandise sales for the current fiscal year period.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during fiscal year 2023 and two of our clubs opened during fiscal year 2024 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 50 warehouse clubs for the thirteen-week period ended December 3, 2023.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen-week period ended December 3, 2023 and December 4, 2022 compared to the prior year:

	Thirteen Weeks Ended
	December 3, 2023	December 4, 2022
	% Increase in Comparable Net Merchandise Sales	% Increase/(Decrease) in Comparable Net Merchandise Sales
Central America	9.1%	8.0%
Caribbean	6.0	6.6
Colombia	7.1	(13.1)
Consolidated comparable net merchandise sales	8.0%	5.0%
Comparison of Thirteen-Week Periods Ended December 3, 2023 and December 4, 2022
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended December 3, 2023 increased 8.0%.
Comparable net merchandise sales in our Central America segment increased 9.1% for the thirteen-week period ended December 3, 2023. All of our markets in Central America had positive comparable net merchandise sales growth and this increase contributed approximately 550 basis points (5.5%) of positive impact in total comparable merchandise sales for the period.
Comparable net merchandise sales in our Caribbean segment increased 6.0% for the thirteen-week period ended December 3, 2023. The increase contributed approximately 180 basis points (1.8%) of positive impact on total comparable merchandise sales for the period.
Comparable net merchandise sales in our Colombia segment increased 7.1% for the thirteen-week period ended December 3, 2023. This increase contributed approximately 70 basis points (0.7%) of positive impact in total comparable merchandise sales for the period. The increase in Colombia during the current quarter was primarily due to the foreign currency appreciation and was partially offset by sales transfers to our new club in Medellín which opened on September 1, 2023.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen-week period ended December 3, 2023:

	Thirteen Weeks Ended December 3, 2023
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth/ (Decline)	% Impact of Foreign Currency Exchange
Central America	9.1%	4.3%	4.8%
Caribbean	6.0	8.2	(2.2)
Colombia	7.1	(7.2)	14.3
Consolidated comparable net merchandise sales	8.0%	4.3%	3.7%

Overall, the mix of currency fluctuations within our markets had a 370 basis point (3.7%) positive impact on comparable net merchandise sales for the thirteen-week period ended December 3, 2023.
Currency fluctuations within our Central America segment accounted for approximately 290 basis points (2.9%) of positive impact on total comparable merchandise sales for the thirteen-week period. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same periods last year.
Currency fluctuations within our Caribbean segment accounted for approximately 60 basis points (0.6%) of negative impact on total comparable merchandise sales for the thirteen-week period. Our Dominican Republic market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 140 basis points (1.4%) of positive impact on total comparable merchandise sales for the thirteen-week period. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same period a year ago. The decrease in our comparable net merchandise sales - constant currency for our Colombia market was primarily due to sales transfers to our new club in Medellín which opened on September 1, 2023.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	November 30, 2023					November 30, 2022
	Amount	% of Total Operating Income	Increase/ (Decrease) from prior year	% Change	Membership income % to net merchandise sales	Amount	% of Total Operating Income
Membership income - Central America	$10,317		$792	8.3%	1.5%	$9,525
Membership income - Caribbean	4,629		214	4.8	1.4	4,415
Membership income - Colombia	2,803		848	43.4	2.2	1,955
Membership income - Total	$17,749	30.5%	$1,854	11.7%	1.6%	$15,895	28.6%

Number of accounts - Central America	1,015,756		62,096	6.5%		953,660
Number of accounts - Caribbean	473,014		17,214	3.8		455,800
Number of accounts - Colombia	334,928		(12,811)	(3.7)		347,739
Number of accounts - Total	1,823,698		66,499	3.8%		1,757,199
Comparison of Three Months Ended November 30, 2023 and November 30, 2022
The number of Member accounts as of November 30, 2023 was 3.8% higher than the prior year period. Membership income increased 11.7% over the three-month period ended November 30, 2023 compared to the same prior-year period.

Membership income increased in all of our segments in the three-month period ended November 30, 2023. The consolidated increase in membership income is primarily due to an increase in the membership base since the comparable prior year period. Our Central America segment saw an increase in membership income compared to the first quarter of fiscal year 2023 due to the opening of two new clubs. Our Colombia segment saw an increase in membership income compared to the first quarter of fiscal year 2023 due to the significant appreciation of the Colombian peso against the U.S. dollar and an increase in the membership fees, excluding sales tax, charged to Members. Additionally, all of our segments have increased their membership base since August 31, 2023.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75 to $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 9.3% of our total membership base as of November 30, 2023, an increase from 7.9% as of November 30, 2022. Platinum Members tend to have higher renewal rates than our Diamond Members. For the first quarter ended November 30, 2023, our auto-renewal process accounted for approximately 5.5% of our total membership renewals.
Our trailing twelve-month renewal rate was 87.4% and 87.9% for the periods ended November 30, 2023 and November 30, 2022, respectively. This compares to a trailing twelve-month renewal rate of 86.9% for the period ended August 31, 2023.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2023			November 30, 2022
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Miscellaneous income	$3,129	$732	30.5%	$2,397
Rental income	574	(19)	(3.2)	593
Other revenue	$3,703	$713	23.8%	$2,990
Comparison of Three Months Ended November 30, 2023 and November 30, 2022
The primary driver of the increase in other revenue for the quarter was an increase in Miscellaneous income driven by an increase in incentive fee revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior year period.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2023	November 30, 2022	Increase/ (Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,135,014	$1,025,463	$109,551
Total gross margin	$182,286	$166,395	$15,891
Total gross margin percentage	16.1%	16.2%	(0.1)%

Revenues
Total revenues	$1,166,475	$1,054,806	$111,669
Percentage change from prior period			10.6%

Comparable net merchandise sales
Total comparable net merchandise sales increase	8.0%	5.0%	3.0%

Total revenue margin
Total revenue margin	$204,197	$185,749	$18,448
Total revenue margin percentage	17.5%	17.6%	(0.1)%

Selling, general and administrative
Selling, general and administrative	$145,984	$130,222	$15,762
Selling, general and administrative percentage of total revenues	12.5%	12.3%	0.2%

Operational data
Adjusted EBITDA (1)	$77,770	$75,182	$2,588
Warehouse clubs at period end	53	50	3
Warehouse club sales floor square feet at period end	2,600	2,484	116
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	November 30, 2023	% of Total Revenue	November 30, 2022	% of Total Revenue
Operating income- by segment
Central America	$56,902	4.9%	$50,130	4.8%
Caribbean	23,332	2.0	24,503	2.3
Colombia	3,617	0.3	4,868	0.5
United States	9,949	0.9	13,592	1.3
Reconciling Items (1)	(35,587)	(3.1)	(37,566)	(3.6)
Operating income - Total	$58,213	5.0%	$55,527	5.3%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	November 30, 2023	% of Total Revenue	November 30, 2022	% of Total Revenue
Warehouse club and other operations	$109,965	9.4%	$96,892	9.2%
General and administrative	35,439	3.1	33,172	3.1
Pre-opening expenses	487	—	—	—
Loss on disposal of assets	93	—	158	—
Total Selling, general and administrative	$145,984	12.5%	$130,222	12.3%
Comparison of Three Months Ended November 30, 2023 and November 30, 2022
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three months ended November 30, 2023 was 10 basis points (0.1%) lower than the comparable prior year period. The elimination of a COVID premium we included in the price of merchandise we sold and services we provided as well as decreasing our liquidity premium on items sold in Trinidad contributed negative 30 basis points (0.3%) to the decrease. This was partially offset by an increase of 20 basis points (0.2%) due to increased food service and bakery margins.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin decreased 10 basis points (0.1%) for the three months ended November 30, 2023, primarily due to lower total gross margin percentage of 10 basis points (0.1%).
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $15.8 million compared to the prior year, and increased as a percentage of total revenue, increasing by 20 basis points (0.2%) to 12.5% of total revenue for the first quarter of fiscal year 2024 compared to 12.3% of total revenues for the first quarter of fiscal year 2023.
Warehouse club and other operations expenses increased to 9.4% of total revenues for the first quarter of fiscal year 2024 compared to 9.2% for the first quarter of fiscal year 2023, primarily due to our Colombia market which increased 20 basis points (0.2%) as a percentage of revenue year over year due to the appreciation of the Colombian peso. Additionally, we opened one new club in Colombia on the first day of fiscal year 2024.
General and administrative expenses remained unchanged at 3.1% of total revenues for the first quarter of fiscal year 2024 and 2023.
In the second quarter of fiscal year 2023, we recorded costs for separation and other related termination benefits for our former Chief Executive Officer who resigned effective February 3, 2023. We accrued for the related charges and substantially fulfilled all payment obligations by the end of the second quarter of fiscal year 2023; however, some vesting of performance stock units occurred in the first quarter of fiscal year 2024. On a go-forward basis, our Interim Chief Executive Officer has declined to receive compensation for his services during his term; therefore, we expect Selling, general and administrative expenses will be positively impacted, compared to prior Chief Executive Officer compensation levels, by $2.5 million of savings each quarter during his term, reduced by salary increases for other executives related to the change in leadership.
Operating income in the first quarter of fiscal year 2024 increased to $58.2 million (5.0% of total revenue) compared to $55.5 million (5.3% of total revenue) for the same period last year. This reflects the decrease in total revenue margin of 10 basis points (0.1%), along with a 20 basis point (0.2%) decrease due to the increases in selling, general and administrative expenses over the comparable prior-year period.

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

	Three Months Ended
	November 30, 2023		November 30, 2022
	Amount	Change	Amount
Interest income	$2,866	$1,709	$1,157

Comparison of Three Months Ended November 30, 2023 and November 30, 2022
Net interest income increased for the three-month period ended November 30, 2023, primarily due to an increase in investments at higher yields when compared to the comparable prior year period.
Interest Expense

	Three Months Ended
	November 30, 2023		November 30, 2022
	Amount	Change	Amount
Interest expense on loans	$2,898	$245	$2,653
Interest expense related to hedging activity	415	68	347
Less: Capitalized interest	(497)	(246)	(251)
Net interest expense	$2,816	$67	$2,749

Comparison of Three Months Ended November 30, 2023 and November 30, 2022
Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Net interest expense slightly increased for the three-month period ended November 30, 2023 primarily due to higher interest rates on long-term borrowings outstanding when compared to the comparable prior year period.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	November 30, 2023			November 30, 2022
	Amount	Change	% Change	Amount
Other expense, net	$(2,126)	$2,440	(53.4)%	$(4,566)
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

Comparison of Three Months Ended November 30, 2023 and 2022
For the three-months ended November 30, 2023 the primary driver of other expense, net was $2.7 million of transaction costs in some of our countries with liquidity issues associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars.
Provision for Income Taxes

	Three Months Ended
	November 30, 2023		November 30, 2022
	Amount	Change	Amount
Provision for income taxes	$18,153	$1,727	$16,426
Effective tax rate	32.3%		33.3%
Comparison of Three Months Ended November 30, 2023 and November 30, 2022
For the three months ended November 30, 2023, the effective tax rate was 32.3% compared to 33.3% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to a comparably favorable net tax impact from recurring items of 1.1%, primarily resulting from fewer valuation allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable.
Other Comprehensive Income (Loss)

	Three Months Ended
	November 30, 2023			November 30, 2022
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$3,580	$4,131	749.9%	$(551)
Comparison of Three Months Ended November 30, 2023 and November 30, 2022
Other comprehensive income for the first quarter of fiscal year 2024 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the first three months of fiscal year 2024, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Colombia and Costa Rica subsidiaries, partially offset by the devaluation of the local currencies against the U.S. dollar for our Dominican Republic subsidiary.
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

Repatriation of cash and cash equivalents held by foreign subsidiaries may require us to accrue and pay taxes for certain jurisdictions. If we decide to repatriate cash through the payment of a cash dividend by our foreign subsidiaries to our domestic operations, we will accrue taxes if and when appropriate.
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	November 30, 2023	August 31, 2023
Amounts held by foreign subsidiaries	$163,608	$139,050
Amounts held domestically	23,280	113,152
Total cash and cash equivalents, including restricted cash	$186,888	$252,202
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	November 30, 2023	August 31, 2023
Amounts held by foreign subsidiaries	$73,002	$74,294
Amounts held domestically	15,000	16,787
Total short-term investments	$88,002	$91,081
As of November 30, 2023 and August 31, 2023, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries or domestically.

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
Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30, 2023	November 30, 2022	Change
Net cash provided by operating activities	$41,098	$30,463	$10,635
Net cash used in investing activities	(30,116)	(21,493)	(8,623)
Net cash provided by (used in) financing activities	(74,509)	14,719	(89,228)
Effect of exchange rates	(1,787)	6,626	(8,413)
Net increase (decrease) in cash and cash equivalents	$(65,314)	$30,315	$(95,629)
Net cash provided by operating activities totaled $41.1 million and $30.5 million for the three months ended November 30, 2023 and November 30, 2022, respectively. For the three months ended November 30, 2023, cash provided by operating activities increased primarily due to shifts in working capital generated from changes in our merchandise inventory and accounts payable positions, which contributed $16.0 million, as well as an increase in net income without non-cash items which contributed $7.1 million. This was partially offset by a negative net change in our other various operating assets and liabilities when compared to the three-months ended November 30, 2022. Specifically, changes in our various operating assets and liabilities resulted in a net change of $12.5 million of cash used for the first quarter of fiscal year 2024.

Net cash used in investing activities totaled $30.1 million and $21.5 million for the three months ended November 30, 2023 and November 30, 2022, respectively. The $8.6 million increase in cash used in investing activities is primarily the result of an increase in additions to property and equipment. We opened two additional clubs during the first quarter of fiscal year 2024 compared to the comparable prior year period.
Net cash used in financing activities totaled $74.5 million and net cash provided by financing activities totaled $14.7 million for the three months ended November 30, 2023 and November 30, 2022, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $89.2 million shift from cash provided by, to cash used in, financing activities is primarily the result of repurchases of treasury stock during the quarter and lower proceeds from long-term bank borrowings compared to the same period a year ago.
The following table summarizes the dividends declared and paid during fiscal year 2023 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
Capital Expenditures
Capital expenditures were $33.3 million for the three months ended November 30, 2023, of which $13.6 million and $19.7 million were maintenance and growth expenditures, respectively. Capital expenditures for fiscal year 2023 were $142.5 million, of which $69.3 million and $73.2 million were maintenance and growth expenditures, respectively. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, supply chain improvements, and major remodels.
Short-Term Borrowings and Long-Term Debt
Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, dividends and repayment of existing debt. Please refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 – Debt" for further discussion.
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of November 30, 2023, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Additionally, we have signed a promissory agreement to purchase a building in Via Brasil, Panama. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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
We have reissued treasury shares as part of our stock-based compensation programs. During the three-months ended November 30, 2023, we reissued approximately 3,000 treasury shares.
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We successfully completed the share repurchase program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at a time that we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements.
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended
	November 30, 2023	November 30, 2022
Number of common shares acquired	935,663	—
Average price per common share acquired	$74.13	$—
Total cost of common shares acquired	$69,362	$—
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
We accrue an amount for our estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the period ended on November 30, 2023.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.7 million as of November 30, 2023 and August 31, 2023, respectively, in this country.
The Company’s various outstanding VAT receivables and/or income tax receivables are based on cases or appeals with their own set of facts and circumstances. The Company consults and evaluates with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling these complex tax issues. While the rules related to refunds of income tax receivables in these countries are either unclear or complex, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make originating from tax assessments that we are appealing, notwithstanding that we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the first quarter of fiscal year 2024 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2023 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three month period ended November 30, 2023 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three month period ended November 30, 2023 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”

Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three month period ended November 30, 2023 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023. There have been no material changes in the Company’s risk factors from those discussed in Part I, Item 1A of the Company’s Annual Report Form 10-K for the fiscal year ended August 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. Additionally, we announced in July 2023 that the Board of Directors authorized a program to repurchase up to $75 million of our common stock. During the first quarter of fiscal year 2024, we successfully completed the share repurchase program. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at a time that we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or to adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

The following table sets forth information on our common stock repurchase activity for the quarter ended November 30, 2023 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2023 - September 30, 2023	221,272	$75.57	221,272	$52,655
October 1, 2023 - October 31, 2023	722,797	73.67	714,391	—
November 1, 2023 - November 30, 2023	—	—	—	—
Total	944,069	$74.12	935,663	$—

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

PRICESMART, INC.

Date:	January 9, 2024	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	January 9, 2024	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)