Form 10-Q
period 2024-02-29
PRICESMART INC
filed 2024-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
The registrant had 30,654,948 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2024.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or "our") unaudited consolidated balance sheet as of February 29, 2024 and the consolidated balance sheet as of August 31, 2023, the unaudited consolidated statements of income for the three and six months ended February 29, 2024 and February 28, 2023, the unaudited consolidated statements of comprehensive income for the three and six months ended February 29, 2024 and February 28, 2023, the unaudited consolidated statements of equity for the three and six months ended February 29, 2024 and February 28, 2023, and the unaudited consolidated statements of cash flows for the six months ended February 29, 2024 and February 28, 2023 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 29, 2024 (Unaudited)	August 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$170,563	$239,984
Short-term restricted cash	2,834	2,865
Short-term investments	93,630	91,081
Receivables, net of allowance for doubtful accounts of $64 as of February 29, 2024 and $67 as of August 31, 2023	19,819	17,904
Merchandise inventories	502,292	471,407
Prepaid expenses and other current assets (includes $3,293 and $0 as of February 29, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	58,514	53,866
Total current assets	847,652	877,107
Long-term restricted cash	9,178	9,353
Property and equipment, net	925,035	850,328
Operating lease right-of-use assets, net	100,175	114,201
Goodwill	43,131	43,110
Deferred tax assets	32,147	32,039
Other non-current assets (includes $1,918 and $7,817 as of February 29, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	68,900	68,991
Investment in unconsolidated affiliates	10,558	10,479
Total Assets	$2,036,776	$2,005,608
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$6,101	$8,679
Accounts payable	507,077	453,229
Accrued salaries and benefits	36,016	45,441
Deferred income	38,277	32,613
Income taxes payable	8,302	9,428
Other accrued expenses and other current liabilities (includes $2,870 and $1,913 as of February 29, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	50,390	57,273
Operating lease liabilities, current portion	7,181	7,621
Dividends payable	17,771	—
Long-term debt, current portion	37,615	20,193
Total current liabilities	708,730	634,477
Deferred tax liability	1,744	1,936
Long-term income taxes payable, net of current portion	5,010	5,045
Long-term operating lease liabilities	107,835	122,195
Long-term debt, net of current portion	102,350	119,487
Other long-term liabilities (includes $4,259 and $3,321 for the fair value of derivative instruments and $12,974 and $12,105 for post-employment plans as of February 29, 2024 and August 31, 2023, respectively)	17,233	15,425
Total Liabilities	942,902	898,565

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,578,542 and 31,934,900 shares issued and 30,656,141 and 30,976,941 shares outstanding (net of treasury shares) as of February 29, 2024 and August 31, 2023, respectively	3	3
Additional paid-in capital	505,349	497,434
Accumulated other comprehensive loss	(155,289)	(163,992)
Retained earnings	859,325	817,559
Less: treasury stock at cost, 1,922,401 shares as of February 29, 2024 and 957,959 shares as of August 31, 2023	(115,514)	(43,961)
Total Stockholders' Equity	1,093,874	1,107,043
Total Liabilities and Equity	$2,036,776	$2,005,608
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues:
Net merchandise sales	$1,260,916	$1,115,999	$2,395,930	$2,141,462
Export sales	8,511	6,882	18,520	17,340
Membership income	18,538	16,176	36,287	32,071
Other revenue and income	3,985	3,132	7,688	6,122
Total revenues	1,291,950	1,142,189	2,458,425	2,196,995
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,062,685	937,462	2,015,413	1,796,530
Export sales	8,178	6,563	17,728	16,552
Selling, general and administrative:
Warehouse club and other operations	117,774	103,630	227,739	200,522
General and administrative	38,809	32,759	74,248	65,931
Separation costs associated with Chief Executive Officer departure	—	7,747	—	7,747
Pre-opening expenses	457	89	944	89
Loss on disposal of assets	429	139	522	297
Total operating expenses	1,228,332	1,088,389	2,336,594	2,087,668
Operating income	63,618	53,800	121,831	109,327
Other income (expense):
Interest income	3,225	1,942	6,091	3,099
Interest expense	(3,293)	(2,814)	(6,109)	(5,563)
Other expense, net	(7,036)	(5,344)	(9,162)	(9,910)
Total other expense	(7,104)	(6,216)	(9,180)	(12,374)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	56,514	47,584	112,651	96,953
Provision for income taxes	(17,259)	(16,202)	(35,412)	(32,628)
Income (loss) of unconsolidated affiliates	16	(35)	79	(73)
Net income	$39,271	$31,347	$77,318	$64,252
Net income per share available for distribution:
Basic	$1.31	$1.02	$2.54	$2.07
Diluted	$1.31	$1.02	$2.54	$2.07
Shares used in per share computations:
Basic	29,920	30,741	30,095	30,727
Diluted	29,920	30,760	30,095	30,740
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$39,271	$31,347	$77,318	$64,252

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	6,697	12,199	10,233	11,314
Defined benefit pension plan:
Net gain/(loss) arising during period	(6)	(31)	19	(59)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	96	37	192	74
Total defined benefit pension plan	90	6	211	15
Derivative instruments:(2)
Unrealized gains/(losses) on change in derivative obligations	764	160	1,938	(536)
Unrealized gains/(losses) on change in fair value of interest rate swaps	(2,428)	83	(3,679)	(1,632)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	(14)	—	2,722
Total derivative instruments	(1,664)	229	(1,741)	554
Other comprehensive income	5,123	12,434	8,703	11,883
Comprehensive income	$44,394	$43,781	$86,021	$76,135
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at November 30, 2022	31,858	$3	$485,096	$(196,137)	$769,799	807	$(32,398)	$1,026,363
Purchase of treasury stock	—	—	—	—	—	61	(4,519)	(4,519)
Issuance of restricted stock award	63	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(52)	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,003	—	—	—	—	7,003
Dividend paid to stockholders	—	—	—	—	(14,260)	—	—	(14,260)
Dividend payable to stockholders	—	—	—	—	(14,456)	—	—	(14,456)
Net income	—	—	—	—	31,347	—	—	31,347
Other comprehensive income	—	—	—	12,434	—	—	—	12,434
Balance at February 28, 2023	31,869	$3	$492,099	$(183,703)	$772,430	868	$(36,917)	$1,043,912

Balance at November 30, 2023	32,416	$3	$500,795	$(160,412)	$855,606	1,899	$(113,748)	$1,082,244
Purchase of treasury stock	—	—	—	—	—	23	(1,766)	(1,766)
Issuance of restricted stock awards	167	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,554	—	—	—	—	4,554
Dividend paid to stockholders	—	—	—	—	(17,781)	—	—	(17,781)
Dividend payable to stockholders	—	—	—	—	(17,771)	—	—	(17,771)
Net income	—	—	—	—	39,271	—	—	39,271
Other comprehensive income	—	—	—	5,123	—	—	—	5,123
Balance at February 29, 2024	32,579	$3	$505,349	$(155,289)	$859,325	1,922	$(115,514)	$1,093,874
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073
Purchase of treasury stock	—	—	—	—	—	82	(5,819)	(5,819)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—
Issuance of restricted stock award	237	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(59)	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,239	—	—	—	—	11,239
Dividend paid to stockholders	—	—	—	—	(14,260)	—	—	(14,260)
Dividend payable to stockholders	—	—	—	—	(14,456)	—	—	(14,456)
Net income	—	—	—	—	64,252	—	—	64,252
Other comprehensive income	—	—	—	11,883	—	—	—	11,883
Balance at February 28, 2023	31,869	$3	$492,099	$(183,703)	$772,430	868	$(36,917)	$1,043,912

Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	967	(71,738)	(71,738)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	655	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(8)	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,100	—	—	—	—	8,100
Dividend paid to stockholders	—	—	—	—	(17,781)	—	—	(17,781)
Dividend payable to stockholders	—	—	—	—	(17,771)	—	—	(17,771)
Net income	—	—	—	—	77,318	—	—	77,318
Other comprehensive income	—	—	—	8,703	—	—	—	8,703
Balance at February 29, 2024	32,579	$3	$505,349	$(155,289)	$859,325	1,922	$(115,514)	$1,093,874
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 29, 2024	February 28, 2023
Operating Activities:
Net income	$77,318	$64,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,985	35,443
Allowance for doubtful accounts	(3)	(49)
Loss on sale of property and equipment	522	297
Deferred income taxes	(371)	(737)
Equity in losses (gains) of unconsolidated affiliates	(79)	73
Stock-based compensation	8,100	11,239
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(19,224)	(6,513)
Merchandise inventories	(30,885)	15,310
Accounts payable	52,303	(2,634)
Net cash provided by operating activities	127,666	116,681
Investing Activities:
Additions to property and equipment	(103,477)	(53,016)
Purchases of short-term investments	(98,833)	(47,500)
Proceeds from settlements of short-term investments	96,945	4,301
Proceeds from disposal of property and equipment	101	137
Net cash used in investing activities	(105,264)	(96,078)
Financing Activities:
Proceeds from long-term bank borrowings	16,500	33,712
Repayment of long-term bank borrowings	(16,383)	(16,994)
Proceeds from short-term bank borrowings	—	301
Repayment of short-term bank borrowings	(2,941)	—
Cash dividend payments	(17,781)	(14,260)
Purchase of treasury stock	(71,738)	(5,819)
Net cash used in financing activities	(92,343)	(3,060)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	314	11,636
Net increase (decrease) in cash, cash equivalents	(69,627)	29,179
Cash, cash equivalents and restricted cash at beginning of period	252,202	251,373
Cash, cash equivalents and restricted cash at end of period	$182,575	$280,552

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$6,075	$3,937
Dividends declared but not yet paid	17,771	14,456

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 29, 2024	February 28, 2023
Cash and cash equivalents	$170,563	$260,927
Short-term restricted cash	2,834	9,110
Long-term restricted cash	9,178	10,515
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$182,575	$280,552
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 29, 2024

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of February 29, 2024, the Company had 54 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one warehouse club in Cartago, Costa Rica in early 2025. Once this new club is open, the Company will operate 55 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of February 29, 2024 are listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. The Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $18.1 million as of February 29, 2024 and $100.2 million as of August 31, 2023. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	February 29, 2024	August 31, 2023
Short-term restricted cash	$2,834	$2,865
Long-term restricted cash	9,178	9,353
Total restricted cash(1)	$12,012	$12,218
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $5.8 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.1 million as of February 29, 2024 and August 31, 2023. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.7 million and $3.2 million as of February 29, 2024 and August 31, 2023, respectively, in this country.
While the rules related to refunds of income tax receivables in this country are unclear and complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed under-paid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 29, 2024	August 31, 2023
Prepaid expenses and other current assets	$5,676	$2,774
Other non-current assets	36,104	36,060
Total amount of VAT receivables reported	$41,780	$38,834
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 29, 2024	August 31, 2023
Prepaid expenses and other current assets	$15,492	$17,749
Other non-current assets	25,177	19,176
Total amount of income tax receivables reported	$40,669	$36,925
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2024, the Company purchased one of its club's buildings and land, which was previously leased, in Panama City, Panama, for $33.0 million. Management assessed the fair market value using the market and replacement cost methods and, per the assessment, allocated approximately 88.7% of the purchase price to the land and 11.3% of the purchase price to the building. The transaction resulted in the termination of the related ROU asset, net of tax, and lease liability, net of tax, of $8.2 million and $9.1 million, respectively. No gain or loss was recognized as the lease termination occurred due to the purchase of the leased asset. This allocation of the purchase price, after accounting for the impact of the lease termination, resulted in $28.2 million allocated to the land and $3.9 million allocated to the building. Additionally, the Company already carried approximately $8.6 million of leasehold improvements related to the club which have been reclassified to the building and remain on the balance sheet. This purchase triggered a change in the estimate of the depreciable lives of certain leasehold improvements, which were previously limited to the lease term, lowering future annual depreciation. Going forward, the lower annual depreciation expense and the cost savings on straight-line rent expense, partially offset by the depreciation expense on the new building, will save approximately $1.1 million per year, net of tax, within our Warehouse club and other operations expenses in the Company's consolidated statements of income. Additionally, the Company entered into a loan agreement for $16.5 million, paid over 15 years, to partially fund the purchase of our Via Brasil club. We expect approximately $1.0 million in interest payments, net of tax, over the next 12 months associated with this loan, which will continue to decrease as the loan balance is paid off over the life of the loan. The interest expense related to this loan will be recorded within the Interest expense caption on the consolidated statements of income.
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
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, prior to fiscal year 2024, performance-based restricted stock units (“PSUs”). Compensation related to RSAs, RSUs and PSUs is based on the fair market value at the time of grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved. As of February 29, 2024, all outstanding PSUs have successfully met all performance metrics except for the requisite service period.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the six months ended February 29, 2024, the Company reissued approximately 3,000 treasury shares.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 29, 2024 and August 31, 2023.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Selling, General and Administrative – Selling, general and administrative costs consist primarily of expenses associated with operating warehouse clubs and non-income based taxes such as alternative minimum taxes based on revenue or sales. These costs include payroll and related costs, including separation costs associated with the Chief Executive Officer departure, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, bank, credit card processing fees, and amortization of intangibles. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional management and purchasing centers.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and six months ended on February 29, 2024 and February 28, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Effect on other comprehensive income due to foreign currency translation	$6,697	$12,199	$10,233	$11,314
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

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Currency loss	$(7,137)	$(5,555)	$(9,838)	$(10,058)
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the six-month period ended February 29, 2024, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of February 29, 2024 that the Company expects to have a material impact on its consolidated financial statements.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. In the first six months of fiscal year 2024, we raised the annual fee for a Platinum Membership by $5 to approximately $80 in most markets. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.
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

	Contract Liabilities
	February 29, 2024	August 31, 2023
Deferred membership income	$36,414	$31,079
Other contract performance liabilities	$23,479	$12,347

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Foods & Sundries	$610,665	$552,153	$1,168,915	$1,064,046
Fresh Foods	367,199	325,479	696,799	620,766
Hardlines	144,201	119,689	276,771	235,285
Softlines	72,138	66,372	126,957	120,790
Food Service and Bakery	55,607	44,807	105,876	86,852
Health Services	11,106	7,499	20,612	13,723
Net Merchandise Sales	$1,260,916	$1,115,999	$2,395,930	$2,141,462
NOTE 4 – EARNINGS PER SHARE
The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) issued pursuant to the 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. As of February 29, 2024, all outstanding PSUs have successfully met all performance metrics except for the requisite service period. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance metric is achieved. At the time the Compensation Committee confirms the performance metric has been achieved, the corresponding dividend equivalents are paid on the PSUs. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three and six months ended February 29, 2024 and February 28, 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$39,271	$31,347	$77,318	$64,252
Less: Allocation of income to unvested stockholders	(114)	(51)	(893)	(627)
Net income available for distribution	$39,157	$31,296	$76,425	$63,625
Basic weighted average shares outstanding	29,920	30,741	30,095	30,727
Add dilutive effect of performance stock units (two-class method)	—	19	—	13
Diluted average shares outstanding	29,920	30,760	30,095	30,740
Basic net income per share	$1.31	$1.02	$2.54	$2.07
Diluted net income per share	$1.31	$1.02	$2.54	$2.07
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal year 2024 and 2023 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	N/A	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	8/31/2023	N/A	$0.46
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	10,233
Defined benefit pension plans (1)	211
Derivative instruments (2)	(1,741)
Ending balance, February 29, 2024	$(155,289)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, September 1, 2022	$(195,586)
Foreign currency translation adjustments	11,314
Defined benefit pension plans (1)	15
Derivative instruments (2)	554
Ending balance, February 28, 2023	$(183,703)

Amount
Beginning balance, September 1, 2022	$(195,586)
Foreign currency translation adjustments	33,708
Defined benefit pension plans (1)	(1,819)
Derivative instruments (2)	(443)
Amounts reclassified from accumulated other comprehensive loss	148
Ending balance, August 31, 2023	$(163,992)
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

	February 29, 2024	August 31, 2023
Retained earnings not available for distribution	$9,401	$9,110
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Number of common shares acquired	—	—	935,663	—
Average price per common share acquired	$—	$—	$74.13	$—
Total cost of common shares acquired	$—	$—	$69,362	$—

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

We are required to file federal and state income tax returns in the United States and income tax and various other tax returns in multiple foreign jurisdictions, each with changing tax laws, regulations and administrative positions. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We record the benefits of uncertain tax positions in our financial statements only after determining it is more likely than not the uncertain tax positions would sustain challenge by taxing authorities, including resolution of related appeals or litigation processes, if any. We develop our assessment of an uncertain tax position based on the specific facts and legal arguments of each case and the associated probability of our reporting position being upheld, using internal expertise and the advice of third-party experts. However, our tax returns are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our tax returns. As part of these reviews, taxing authorities may challenge, and in some cases presently are challenging, the interpretations we have used to calculate our tax liability. In addition, any settlement with the tax authority or the outcome of any appeal or litigation process might result, and in some cases has resulted, in an outcome that is materially different from our estimated liability. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Variations in the actual outcome of these cases could materially impact our consolidated financial statements.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of February 29, 2024 and August 31, 2023, the Company has recorded within other accrued expenses and other current liabilities a total of $1.4 million and $9.6 million, respectively, for various non-income tax related tax contingencies.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.7 million and $3.2 million as of February 29, 2024 and August 31, 2023, respectively, in this country.
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 29, 2024 and August 31, 2023, the Company had approximately $10.3 million and $11.3 million, respectively, in contractual obligations for construction services not yet rendered.
As of February 29, 2024, the Company has signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the first half of calendar year 2025. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Twelve Months Ended February 28 (except in case of leap year February 29),	Amount
2026	$1,132
2027	1,655
2028	1,616
2029	1,577
2030	1,540
Thereafter	19,808
Total future lease payments	$27,328
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of February 29, 2024 the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $14.0 million in cash. Additionally, the Company has one lease agreement for the Miraflores warehouse club relocation, as mentioned above.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint venture as of February 29, 2024 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(118)	$6,900	$99	$6,999
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	229	3,658	785	4,443
Total		$6,809	$3,638	$111	$10,558	$884	$11,442
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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Facilities Available	Weighted average interest rate
February 29, 2024 - Committed	$75,000	$—	$75,000	—%
February 29, 2024 - Uncommitted	96,000	6,101	89,899	13.1
February 29, 2024 - Total	$171,000	$6,101	$164,899	13.1%

August 31, 2023 - Committed	$75,000	$—	$75,000	—%
August 31, 2023 - Uncommitted	91,000	8,376	82,624	13.2
August 31, 2023 - Overdraft Used (Uncommitted)	—	303	—	12.0
August 31, 2023 - Total	$166,000	$8,679	$157,624	12.7%
As of February 29, 2024 and August 31, 2023, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the changes in long-term debt for the six months ended February 29, 2024:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2023	$20,193	$119,487	$139,680	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	—	16,500	16,500
Total proceeds from long-term debt incurred during the period	—	16,500	16,500
Repayments of long-term debt:	(1,683)	(14,700)	(16,383)
Reclassifications of long-term debt due in the next 12 months	19,091	(19,091)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	14	154	168
Balances as of February 29, 2024	$37,615	$102,350	$139,965	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $156.2 million. The carrying amount of cash assets assigned as collateral for these loans was $3.5 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $140.0 million. The carrying amount of cash assets assigned as collateral for these loans was $2.5 million.
As of February 29, 2024 and August 31, 2023, the Company had approximately $83.9 million and $91.2 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
The Company entered into a loan agreement for $16.5 million to partially fund the purchase of our Via Brasil club in Panama. This loan has a term of 15 years and an interest rate of 1.80% plus the 3-month variable Secured Overnight Financing Rate (SOFR). Additionally, the loan includes a 1.00% special interest compensation fund (FECI) surcharge on the outstanding balance. Refer to “Note 2 – Summary of Significant Accounting Policies” for additional information.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28 (except in case of leap year February 29),	Amount
2025	$37,615
2026	16,506
2027	14,251
2028	40,358
2029	4,618
Thereafter	26,617
Total	$139,965

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
Cash Flow Hedges
As of February 29, 2024, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 29, 2024:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and six months ended February 29, 2024 and February 28, 2023, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings (1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 29, 2024	$1,054	$657	$1,711
Interest expense for the three months ended February 28, 2023	$1,327	$190	$1,517
Interest expense for the six months ended, February 29, 2024	$2,116	$1,072	$3,188
Interest expense for the six months ended, February 28, 2023	$2,430	$537	$2,967
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	February 29, 2024	August 31, 2023
U.S. Bank	$29,431	$30,069
Citibank N.A.	73,934	65,599
Total	$103,365	$95,668
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		February 29, 2024			August 31, 2023
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$3,293	$(1,153)	$2,140	$—	$—	$—
Cross-currency interest rate swaps	Other non-current assets	—	—	—	5,574	(1,950)	3,624
Cross-currency interest rate swaps	Other current liabilities	(2,054)	719	(1,335)	—	—	—
Cross-currency interest rate swaps	Other long-term liabilities	(4,259)	1,490	(2,769)	(3,321)	1,162	(2,159)
Interest rate swaps	Other non-current assets	1,918	(429)	1,489	2,243	(501)	1,742
Net fair value of derivatives designated as hedging instruments		$(1,102)	$627	$(475)	$4,496	$(1,289)	$3,207

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of February 29, 2024:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	31-Aug-2023 - 28-Feb-2024	Forward foreign exchange contracts (USD)	$14,500	20-Mar-2024 - 24-Jul-2024
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and six month periods ended February 29, 2024 and February 28, 2023.
NOTE 9 – SEGMENTS
The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 54 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended February 29, 2024
Revenue from external customers	$8,511	$780,314	$356,422	$146,703	$—	$1,291,950
Intersegment revenues	435,307	8,462	1,308	1,264	(446,341)	—
Depreciation, property and equipment	1,383	10,688	4,876	3,544	—	20,491
Operating income	7,896	61,310	26,718	4,592	(36,898)	63,618
Net income	3,092	50,573	21,019	1,485	(36,898)	39,271
Capital expenditures, net	708	51,932	10,338	4,409	—	67,387

Six Months Ended February 29, 2024
Revenue from external customers	$18,520	$1,480,881	$683,389	$275,635	$—	$2,458,425
Intersegment revenues	881,644	14,554	2,708	2,289	(901,195)	—
Depreciation, property and equipment	2,707	20,698	9,697	6,883	—	39,985
Operating income	17,845	118,212	50,050	8,209	(72,485)	121,831
Net income	6,417	99,106	40,100	4,180	(72,485)	77,318
Long-lived assets (other than deferred tax assets)	78,907	609,451	214,237	211,251	—	1,113,846
Goodwill	8,981	24,116	10,034	—	—	43,131
Total assets	223,669	1,088,645	434,125	290,337	—	2,036,776
Capital expenditures, net	3,647	73,272	19,327	8,223	—	104,469

Three Months Ended February 28, 2023
Revenue from external customers	$6,882	$694,210	$332,306	$108,791	$—	$1,142,189
Intersegment revenues	365,177	6,801	1,137	1,175	(374,290)	—
Depreciation, property and equipment	1,478	8,925	4,792	2,299	—	17,494
Amortization, Intangibles	381	—	—	—	—	381
Operating income (loss)	6,964	56,633	25,474	4,662	(39,933)	53,800
Net income (loss) attributable to PriceSmart, Inc.	1,279	46,442	20,424	3,135	(39,933)	31,347
Capital expenditures, net	3,338	16,067	3,968	5,031	—	28,404

Six Months Ended February 28, 2023
Revenue from external customers	$17,340	$1,323,289	$639,831	$216,535	$—	$2,196,995
Intersegment revenues	772,817	13,383	2,651	1,880	(790,731)	—
Depreciation, property and equipment	2,856	17,724	9,423	4,675	—	34,678
Amortization, Intangibles	765	—	—	—	—	765
Operating income (loss)	20,556	106,763	49,977	9,530	(77,499)	109,327
Net income (loss) attributable to PriceSmart, Inc.	7,104	88,448	39,708	6,491	(77,499)	64,252
Long-lived assets (other than deferred tax assets)	74,226	524,474	209,684	169,934	—	978,318
Goodwill	8,981	24,149	10,055	—	—	43,185
Total assets	221,076	959,064	474,637	231,395	—	1,886,172
Capital expenditures, net	8,829	28,311	7,369	9,314	—	53,823

As of August 31, 2023
Long-lived assets (other than deferred tax assets)	$71,919	$566,139	$210,000	$205,295	$—	$1,053,353
Goodwill	8,981	24,083	10,046	—	—	43,110
Investment in unconsolidated affiliates	—	10,479	—	—	—	10,479
Total assets	302,115	995,881	425,145	282,467	—	2,005,608
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of February 29, 2024 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.
The Company has decided to distribute excess cash to stockholders in the form of a special dividend. On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend payable on April 30, 2024 to stockholders of record on April 19, 2024. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
The Company has purchased land and plans to open its ninth warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest clubs in the greater San Jose metropolitan area. The club will be built on a six-acre property and is anticipated to open in early 2025. Once this new club is open, PriceSmart will operate 55 warehouse clubs in total.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart," the "Company," "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the risks detailed in this Quarterly Report under the heading “Part II. Item 1A. Risk Factors” and in the Annual Report on Form 10-K under the heading “Part I. Item 1A. Risk Factors" and "Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2023. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and Colombia at operating standards as good as, or superior to, warehouse club operations in the United States.

As of February 29, 2024, we had 54 warehouse clubs in operation in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.4 billion in fiscal year 2023. We believe PriceSmart has become one of the most respected and trusted brands in the region. With nearly two million membership accounts and more than three million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart's markets.

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
With more than 11,000 employees, PriceSmart supports the best working conditions possible for its employees. We seek to provide safe and pleasant working environments for our employees, along with excellent pay and benefits, including healthcare and retirement benefits.
PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. The newly created PriceSmart Foundation, in partnership with Price Philanthropies Foundation, provides school supplies to more than 150,000 children and eyeglasses to thousands of children through its Aprender y Crecer program. The Foundation also makes philanthropic donations to support work force development, small business entrepreneurship and to improve the environment.

We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of February 28, 2023	Number of Warehouse Clubs in Operation as of February 29, 2024	Anticipated Warehouse Club Openings in Fiscal Year 2025
Colombia	9	10	—
Costa Rica	8	8	1
Panama	7	7	—
Guatemala	5	6	—
Dominican Republic	5	5	—
Trinidad	4	4	—
El Salvador	2	4	—
Honduras	3	3	—
Nicaragua	2	2	—
Jamaica	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	50	54	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We have purchased land and plan to open our ninth warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open early 2025. Once this new club is open, we will operate 9 warehouse clubs in Costa Rica and 55 warehouse clubs in total.
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

Although we have seen recent inflationary pressures subsiding, substantial product cost increases and commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events directly or indirectly related to COVID-19 resulted in market and supply-chain disruptions, which increased the complexity of managing our inventory flow and business and resulted in substantial inventory markdowns on certain non-food product categories in the third quarter of fiscal year 2022. In addition, shipping and freight rates increased dramatically during that time. While supply chains and transportation rates have normalized, we continue to work to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the second quarter of fiscal year 2024, some markets, especially Colombia and Costa Rica, benefited from currency appreciation, which helped offset currency devaluations we experienced in some of the other countries. During the first six months of fiscal year 2024 and 2023, approximately 79.6% and 78.8%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.4% and 48.9% consisted of sales of products we purchased in U.S. dollars for each period, respectively.
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
At times we face difficulties in the shipment and importation of merchandise to our warehouse clubs in certain markets, such as disputes with customs and tax authorities in Nicaragua which delayed the issuance of importation clearance in May 2023. We also continue to face the risk of political instability which may have significant effects on our business. For example, protestors set up roadblocks in Panama during October and November 2023, disrupting traffic to our clubs throughout most of the market, as a reaction to an agreement between the Panamanian government and a mining company. Roadblocks in Guatemala in October 2023 relating to election protests also limited access to certain of our warehouse clubs. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Nicaragua and Honduras experienced anti-government protests in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.
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
Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. Nevertheless, in the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute. To address the inherent risk of operating in a country in which tax legislation changes can significantly impact our low margin business model and in which our ability to successfully appeal the application of these taxes is limited, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment.

Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of February 29, 2024 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $36.9 million, a decrease of $63.6 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of February 29, 2024, our Honduran subsidiary had approximately $26.9 million of cash and cash equivalents and short-term investments denominated in Honduran lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services and, meanwhile, enhance Member experience and engagement.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently remodeling our clubs in San Pedro Sula, Honduras; Santiago, Dominican Republic; and Port of Spain, Trinidad and Tobago. We are also currently expanding one of our clubs in San Salvador, El Salvador. We've recently entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We have also completed the purchase of our Via Brasil club in Panama, which is the club with the highest sales volume in our Panama market. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have plans to open a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica, in early 2025. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution facilities in other markets. Based on our experience with the Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. In October 2023, we relocated our distribution center in Panama, increasing the square footage which will allow us to drive more efficiencies within our distribution network. We have also signed a lease agreement for a distribution center in Guatemala. In addition to major distribution centers, PriceSmart has been investing in produce distribution centers, which enable us to process and package produce we purchase directly from farms in our markets as well as imported produce.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. We have increased this fee by $5 in most countries during the first six months of fiscal year 2024. A larger membership base and higher membership fee contribute to the bottom line of the business and can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Net merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services, such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in our clubs; and the implementation and expansion of our Well-being initiative, which offers optical services with free eye exams for our Members and additional members of their families and lower prices on discounted eyeglass frames, audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, pharmacies. Another way we enhance Membership value is by offering private label merchandise under the “Member’s Selection®” brand, which is available only to PriceSmart Members. We believe the “Member’s Selection®” brand carries goodwill and is recognized in our markets for value. Private label products also provide the opportunity to source quality items locally. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. During the first six months of fiscal year 2024, our private label sales represented 27.1% of total merchandise sales, up from 25.9% in the same period of fiscal year 2023, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

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
Financial highlights for the second quarter of fiscal year 2024 included:
•Total revenues increased 13.1% over the comparable prior year period. The extra day from the leap year on February 29, 2024 had a favorable impact on total revenue compared to the comparable prior year period.
•Net merchandise sales increased 13.0% over the comparable prior year period. We ended the quarter with 54 warehouse clubs compared to 50 warehouse clubs at the end of the second quarter of fiscal year 2023. Net merchandise sales - constant currency increased 9.0% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended March 3, 2024 increased 8.8%. Comparable net merchandise sales - constant currency for the 13 weeks ended March 3, 2024 increased 5.2%.
•Membership income for the second quarter of fiscal year 2024 increased 14.6% to $18.5 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.0% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.7%, a decrease of 30 basis points or 0.3% from the same period in the prior year.
•Selling, general and administrative expenses increased 9.1% compared to the second quarter of fiscal year 2023, primarily due to higher compensation, depreciation expense and professional fees.
•Operating income for the second quarter of fiscal year 2024 was $63.6 million, an increase of 18.2%, or $9.8 million, compared to the second quarter of fiscal year 2023.
•We recorded a $7.1 million net loss in total other expense in the second quarter of fiscal year 2024 compared to a $6.2 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $1.7 million, driven by an increase in total overall foreign currency losses, partially offset by higher interest income of $1.3 million, comparatively, because of significantly more investments of surplus cash at higher yields.
•Our effective tax rate decreased in the second quarter of fiscal year 2024 to 30.5% from 34.0% in the second quarter of fiscal year 2023. The decrease in the effective tax rate is primarily related to the non-recurrence of the separation costs associated with the departure of our former Chief Executive Officer.
•Net income for the second quarter of fiscal year 2024 was $39.3 million, or $1.31 per diluted share, compared to $31.3 million, or $1.02 per diluted share, in the second quarter of fiscal year 2023.
•Adjusted net income for the second quarter of fiscal year 2024 was $39.3 million, or an adjusted $1.31 per diluted share, compared to adjusted net income of $38.5 million, or $1.25 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the second quarter of fiscal year 2024 was $84.1 million compared to $79.4 million in the same period last year.

Financial highlights for the six months ended February 29, 2024 included:
•Total revenues increased 11.9% over the comparable prior year period. The extra day from the leap year on February 29, 2024 had a favorable impact on total revenue compared to the comparable prior year period.
•Net merchandise sales increased 11.9% over the comparable prior year period. We ended the first six months of fiscal year 2024 with 54 warehouse clubs compared to 50 warehouse clubs at the end of the second quarter of fiscal year 2023. Net merchandise sales - constant currency increased 8.0% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 26 weeks ended March 3, 2024 increased 8.4%. Comparable net merchandise sales - constant currency for the 26 weeks ended March 3, 2024 increased 4.7%.

•Membership income for the first six months of fiscal year 2024 increased 13.1% to $36.3 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 10.3% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.9%, a decrease of 20 basis points or 0.2% from the same period in the prior year.
•Selling, general and administrative expenses increased 10.5% compared to the first six months of fiscal year 2023, primarily due to higher compensation, professional fees and depreciation expense.
•Operating income was $121.8 million, an increase of 11.4%, or $12.5 million, compared to the first six months of fiscal year 2023.
•We recorded a $9.2 million net loss in total other expense in the first six months of fiscal year 2024 compared to a $12.4 million net loss in total other expense in the same period last year. This decrease in total other expense was primarily due to an increase of $3.0 million in interest income comparatively.
•Our effective tax rate decreased for the first six months of fiscal year 2024 to 31.4% from 33.7% in the first six months of fiscal year 2023. The decrease in the effective tax rate is primarily related to the non-recurrence of the separation costs associated with the departure of our former Chief Executive Officer.
•Net income for the first six months of fiscal year 2024 was $77.3 million, or $2.54 per diluted share, compared to $64.3 million, or $2.07 per diluted share, in the comparable prior year period.
•Adjusted net income for the first six months of fiscal year 2024 was $77.3 million, or an adjusted $2.54 per diluted share, compared to adjusted net income of $73.6 million, or an adjusted $2.37 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the first six months of fiscal year 2024 was $161.9 million compared to $154.6 million in the same period last year.
Non – GAAP (Generally Accepted Accounting Principles) Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. GAAP (Generally Accepted Accounting Principles). In addition to relevant GAAP measures, we also provide non-GAAP measures, including adjusted net income, adjusted net income per diluted share, adjusted EBITDA, net merchandise sales - constant currency and comparable net merchandise sales - constant currency because management believes these metrics are useful to investors and analysts because they exclude items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. However, these non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted Net Income and Adjusted Net Income per Diluted Share
Adjusted net income and adjusted net income per diluted share are important measures used by management to compare the performance of our core operations between periods. We define adjusted net income as net income, as reported, adjusted for: separation costs associated with the departure of our former Chief Executive Officer, the write-off of certain Aeropost receivables, and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income as reported	$39,271	$31,347	$77,318	$64,252
Adjustments:
Separation costs associated with Chief Executive Officer departure (1)	—	7,747	—	7,747
Aeropost-related write-offs (2)	—	—	—	2,125
Tax impact of adjustments to net income (3)	—	(550)	—	(550)
Adjusted net income	$39,271	$38,544	$77,318	$73,574

Net income per diluted share	$1.31	$1.02	$2.54	$2.07
Separation costs associated with Chief Executive Officer departure	—	0.23	—	0.23
Aeropost-related write-offs	$—	$—	$—	$0.07
Adjusted net income per diluted share	$1.31	$1.25	$2.54	$2.37
(1)    Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(2)    Reflects $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023.
(3)    Reflects the tax effect of the above-mentioned adjustments.
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

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income as reported	$39,271	$31,347	$77,318	$64,252
Adjustments:
Interest expense	3,293	2,814	6,109	5,563
Provision for income taxes	17,259	16,202	35,412	32,628
Depreciation and amortization	20,491	17,875	39,985	35,443
Interest income	(3,225)	(1,942)	(6,091)	(3,099)
Other expense, net (1)	7,036	5,344	9,162	9,910
Separation costs associated with Chief Executive Officer departure (2)	—	7,747	—	7,747
Aeropost-related write-offs (3)	—	—	—	2,125
Adjusted EBITDA	$84,125	$79,387	$161,895	$154,569
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and six months ended February 29, 2024. Primarily consists of foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and six months ended February 28, 2023.
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
COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 29, 2024 with the three-month and six-month periods ended on February 28, 2023 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29, 2024				February 28, 2023
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$766,174	60.7%	$84,507	12.4%	$681,667	61.1%
Caribbean	351,390	27.9	23,636	7.2	327,754	29.4
Colombia	143,352	11.4	36,774	34.5	106,578	9.5
Net merchandise sales	$1,260,916	100.0%	$144,917	13.0%	$1,115,999	100.0%

	Six Months Ended
	February 29, 2024				February 28, 2023
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$1,453,167	60.7%	$154,448	11.9%	$1,298,719	60.6%
Caribbean	673,531	28.1	42,913	6.8	630,618	29.5
Colombia	269,232	11.2	57,107	26.9	212,125	9.9
Net merchandise sales	$2,395,930	100.0%	$254,468	11.9%	$2,141,462	100.0%

Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
Overall, total net merchandise sales grew by 13.0% for the second quarter and 11.9% for the six-month period ended February 29, 2024 respectively. The second quarter increase resulted from a 10.0% increase in transactions and a 2.7% increase in average ticket. For the six-month period, the increase resulted from a 9.1% increase in transactions and a 2.5% increase in average ticket. The extra day from the leap year on February 29, 2024 favorably impacted transactions by 1.1% and 0.5% for the second quarter and six-months ended February 29, 2024, respectively. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 54 clubs in operation as of February 29, 2024 compared to 50 clubs as of February 28, 2023.
Net merchandise sales in our Central America segment increased 12.4% and 11.9% for the second quarter and six-months ended February 29, 2024, respectively. These increases had a 760 basis points (7.6%) and 720 basis points (7.2%) positive impact on total net merchandise sales growth for the second quarter and six-months ended February 29, 2024. We opened our third and fourth warehouse club in El Salvador in May 2023 and February 2024, respectively. We also opened our sixth warehouse club in Guatemala in November 2023. Our club in Santa Ana, El Salvador opened on February 15, 2024, having a minimal impact on sales growth for the quarter.
Net merchandise sales in our Caribbean segment increased 7.2% and 6.8%, respectively, for the second quarter and six-months ended February 29, 2024. The increase for the quarter had a 210 basis points (2.1%) positive impact on net merchandise sales growth and the increase for the six-months had a 200 basis points (2.0%) positive impact on net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth.
Net merchandise sales in our Colombia segment increased 34.5% and 26.9% for the second quarter and the six-months ended February 29, 2024, respectively. This increase had a 330 basis points (3.3%) and 270 basis points (2.7%) positive impact on total net merchandise sales growth. The primary driver of the increased sales for the quarter and six-months ended was due to the significant appreciation of the Colombian peso, which has positively impacted reported sales in the three and six-months ended February 29, 2024, when compared to the comparable prior year period. We added one new club to the segment when compared to the comparable prior-year period. We opened our tenth warehouse club in Colombia in September 2023.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six-month periods ended February 29, 2024. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended February 29, 2024
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$766,174	$741,390	$24,784	12.4%	8.8%	3.6%
Caribbean	351,390	357,026	(5,636)	7.2	8.9	(1.7)
Colombia	143,352	118,349	25,003	34.5	11.0	23.5
Consolidated total	$1,260,916	$1,216,765	$44,151	13.0%	9.0%	4.0%

	Six Months Ended February 29, 2024
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$1,453,167	$1,397,838	$55,329	11.9%	7.6%	4.3%
Caribbean	673,531	685,855	(12,324)	6.8	8.8	(2.0)
Colombia	269,232	228,096	41,136	26.9	7.5	19.4
Consolidated total	$2,395,930	$2,311,789	$84,141	11.9%	8.0%	3.9%
Overall, the effects of currency fluctuations within our markets had approximately $44.2 million and $84.1 million, or 400 basis points (4.0%) of positive impact and 390 basis points (3.9%) of positive impact on net merchandise sales for the quarter and six-months ended February 29, 2024, respectively.
Currency fluctuations had a $24.8 million and $55.3 million, or 360 basis points (3.6%) and 430 basis points (4.3%), positive impact on net merchandise sales in our Central America segment for the quarter and six-months ended February 29, 2024. These currency fluctuations contributed approximately 220 basis points (2.2%) and 260 basis points (2.6%) of the positive impact on net merchandise sales for the quarter and six-months ended February 29, 2024. The Costa Rica colón appreciated significantly against the dollar as compared to the same three-month and six-month period a year ago, and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $5.6 million and $12.3 million, or 170 basis points (1.7%) and 200 basis points (2.0%), negative impact on net merchandise sales in our Caribbean segment for the quarter and six-months ended February 29, 2024. These currency fluctuations contributed approximately 50 basis points (0.5%) and 60 basis points (0.6%) of negative impact on total net merchandise sales growth for the quarter and six-months ended February 29, 2024. This negative impact was primarily driven by the devaluation of the Dominican Peso as compared to the same three and six-month periods a year ago.
Currency fluctuations had a $25.0 million and $41.1 million, or 2,350 basis points (23.5%) and 1,940 basis points (19.4%), positive impact on net merchandise sales in our Colombia segment for the quarter and six-months ended February 29, 2024. These currency fluctuations contributed approximately 230 basis points (2.3%) and 190 basis points (1.9%) of the total positive impact on total net merchandise sales for the quarter and six-months ended February 29, 2024.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during fiscal year 2023 and three of our clubs opened during fiscal year 2024 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 50 warehouse clubs for the thirteen and twenty-six-week periods ended March 3, 2024.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and twenty-six-week periods ended March 3, 2024 and March 5, 2023 compared to the prior year:

	Thirteen Weeks Ended
	March 3, 2024	March 5, 2023
	% Increase in Comparable Net Merchandise Sales	% Increase/(Decrease) in Comparable Net Merchandise Sales
Central America	8.1%	13.1%
Caribbean	6.3	6.9
Colombia	20.7	(10.6)
Consolidated comparable net merchandise sales	8.8%	8.5%

	Twenty-Six Weeks Ended
	March 3, 2024	March 5, 2023
	% Increase in Comparable Net Merchandise Sales	% Increase/(Decrease) in Comparable Net Merchandise Sales
Central America	8.6%	10.6%
Caribbean	6.2	6.8
Colombia	13.9	(11.9)
Consolidated comparable net merchandise sales	8.4%	6.8%
Comparison of Thirteen and Twenty-Six-Week Periods Ended March 3, 2024 and March 5, 2023
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended March 3, 2024 increased 8.8%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six week period ended March 3, 2024 increased 8.4%.
Comparable net merchandise sales in our Central America segment increased 8.1% and 8.6% for the thirteen-week and twenty-six period ended March 3, 2024, respectively. All of our markets in Central America had positive comparable net merchandise sales growth for the thirteen-week and twenty-six week periods ended March 3, 2024. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 500 basis points (5.0%) and 520 basis points (5.2%) of positive impact in total comparable merchandise sales for the thirteen-week and twenty-six week periods ended March 3, 2024, respectively.
Comparable net merchandise sales in our Caribbean segment increased 6.3% and 6.2% for the thirteen-week and twenty-six week periods ended March 3, 2024, respectively. These increases contributed approximately 180 basis points (1.8%) of positive impact on total comparable merchandise sales for the thirteen-week and twenty-six week periods ended March 3, 2024.
Comparable net merchandise sales in our Colombia segment increased 20.7% and 13.9% for the thirteen-week and twenty-six week periods ended March 3, 2024, respectively. These increases contributed approximately 200 basis points (2.0%) and 140 basis points (1.4%) of positive impact in total comparable merchandise sales for the thirteen-week and twenty-six week periods ended March 3, 2024, respectively. The increase in Colombia during the thirteen-week and twenty-six week periods was primarily due to the foreign currency appreciation.

When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen-week and twenty-six week periods ended March 3, 2024:

	Thirteen Weeks Ended March 3, 2024
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth/(Decline)	% Impact of Foreign Currency Exchange
Central America	8.1%	4.6%	3.5%
Caribbean	6.3	8.0	(1.7)
Colombia	20.7	(0.4)	21.1
Consolidated comparable net merchandise sales	8.8%	5.2%	3.6%

	Twenty-Six Weeks Ended March 3, 2024
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth/(Decline)	% Impact of Foreign Currency Exchange
Central America	8.6%	4.5%	4.1%
Caribbean	6.2	8.1	(1.9)
Colombia	13.9	(3.8)	17.7
Consolidated comparable net merchandise sales	8.4%	4.7%	3.7%
    Overall, the mix of currency fluctuations within our markets had 360 basis points (3.6%) of positive impact and 370 basis points (3.7%) of positive impact on comparable net merchandise sales for the thirteen-week and twenty-six week periods ended March 3, 2024.
Currency fluctuations within our Central America segment accounted for approximately 210 basis points (2.1%) and 250 basis points (2.5%) of positive impact on total comparable merchandise sales for the thirteen-week and twenty-six week periods, respectively. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same periods last year.
Currency fluctuations within our Caribbean segment accounted for approximately 50 basis points (0.5%) and 60 basis points (0.6%) of negative impact on total comparable merchandise sales for the thirteen-week and twenty-six week periods, respectively. Our Dominican Republic market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 200 basis points (2.0%) and 180 basis points (1.8%) of positive impact on total comparable merchandise sales for the thirteen-week and twenty-six week periods, respectively. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same period a year ago.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	February 29, 2024					February 28, 2023
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$10,697		$843	8.6%	1.4%	$9,854
Membership income - Caribbean	4,792		454	10.5	1.4	4,338
Membership income - Colombia	3,049		1,065	53.7	2.1	1,984
Membership income - Total	$18,538	29.1%	$2,362	14.6%	1.5%	$16,176	30.1%

	Six Months Ended
	February 29, 2024					February 28, 2023
	Amount	% of Total Operating Income	Increase/(Decrease) from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$21,014		$1,635	8.4%	1.4%	$19,379
Membership income - Caribbean	9,421		668	7.6	1.4	8,753
Membership income - Colombia	5,852		1,913	48.6	2.2	3,939
Membership income - Total	$36,287	29.8%	$4,216	13.1%	1.5%	$32,071	29.3%

Number of accounts - Central America	1,039,703		72,297	7.5%		967,406
Number of accounts - Caribbean	477,473		16,618	3.6		460,855
Number of accounts - Colombia	338,014		(1,281)	(0.4)		339,295
Number of accounts - Total	1,855,190		87,634	5.0%		1,767,556
Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
The number of Member accounts as of February 29, 2024 was 5.0% higher than the number of accounts as of February 28, 2023. Membership income increased 14.6% and 13.1% over the three and six-month periods ended February 29, 2024, respectively, compared to the same prior-year period.

Membership income increased in all of our segments in the three and six-month periods ended February 29, 2024. The consolidated increase in membership income is primarily due to an increase in the membership base since the comparable prior year period and the $5 increase to our membership fee in most markets during the first six months of fiscal year 2024. In our Central America segment, membership income increased compared to the second quarter of fiscal year 2023, attributed to the opening of three new clubs. Similarly, in the Caribbean segment, membership income rose compared to the same period of fiscal year 2023, primarily attributed to the $5 increase to our membership fee. In the Colombia segment, membership income increased compared to the second quarter of fiscal year 2023 due to the appreciation of the Colombian peso against the U.S. dollar, an increase in membership fees, excluding sales tax, and the opening of a new club. Additionally, all of our segments have increased their membership base since August 31, 2023.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75 to $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction on net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 9.6% of our total membership base as of February 29, 2024, an increase from 8.2% as of February 28, 2023. Platinum Members tend to have higher renewal rates than our Diamond Members.
Our trailing twelve-month renewal rate was 88.3% and 88.0% for the periods ended February 29, 2024 and February 28, 2023, respectively. This compares to a trailing twelve-month renewal rate of 86.9% for the period ended August 31, 2023.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 29, 2024			February 28, 2023
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$3,402	$783	29.9%	$2,619
Rental income	583	70	13.6	513
Other revenue	$3,985	$853	27.2%	$3,132

	Six Months Ended
	February 29, 2024			February 28, 2023
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$6,530	$1,514	30.2%	$5,016
Rental income	1,158	52	4.7	1,106
Other revenue	$7,688	$1,566	25.6%	$6,122
Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
The primary driver of the increase in other revenue for the three and six-months ended February 29, 2024 was an increase in Miscellaneous income driven by an increase in incentive fee revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior year period.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 29, 2024	February 28, 2023	Increase/ (Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,260,916	$1,115,999	$144,917
Total gross margin	$198,231	$178,537	$19,694
Total gross margin percentage	15.7%	16.0%	(0.3)%

Revenues
Total revenues	$1,291,950	$1,142,189	$149,761
Percentage change from prior period			13.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase	8.8%	8.5%	0.3%

Total revenue margin
Total revenue margin	$221,087	$198,164	$22,923
Total revenue margin percentage	17.1%	17.3%	(0.2)%

Selling, general and administrative
Selling, general and administrative	$157,469	$144,364	$13,105
Selling, general and administrative percentage of total revenues	12.2%	12.6%	(0.4)%

Operational data
Adjusted EBITDA (1)	$84,125	$79,387	$4,738
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	February 29, 2024	% of Total Revenue	February 28, 2023	% of Total Revenue
Operating income- by segment
Central America	$61,310	4.7%	$56,633	5.0%
Caribbean	26,718	2.1	25,474	2.2
Colombia	4,592	0.4	4,662	0.4
United States	7,896	0.6	6,964	0.6
Reconciling Items (1)	(36,898)	(2.9)	(39,933)	(3.5)
Operating income - Total	$63,618	4.9%	$53,800	4.7%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 29, 2024	February 28, 2023	Increase/ (Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,395,930	$2,141,462	$254,468
Total gross margin	$380,517	$344,932	$35,585
Total gross margin percentage	15.9%	16.1%	(0.2)%

Revenues
Total revenues	$2,458,425	$2,196,995	$261,430
Percentage change from prior period			11.9%

Comparable net merchandise sales
Total comparable net merchandise sales increase	8.4%	6.8%	1.6%

Total revenue margin
Total revenue margin	$425,284	$383,913	$41,371
Total revenue margin percentage	17.3%	17.5%	(0.2)%

Selling, general and administrative
Selling, general and administrative	$303,453	$274,586	$28,867
Selling, general and administrative percentage of total revenues	12.3%	12.5%	(0.2)%

Operational data
Adjusted EBITDA (1)	$161,895	$154,569	$7,326
Warehouse clubs at period end	54	50	4
Warehouse club sales floor square feet at period end	2,646	2,484	162
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Six Months Ended
Results of Operations Consolidated	February 29, 2024	% of Total Revenue	February 28, 2023	% of Total Revenue
Operating income- by segment
Central America	$118,212	4.8%	$106,763	4.9%
Caribbean	50,050	2.0	49,977	2.3
Colombia	8,209	0.3	9,530	0.4
United States	17,845	0.7	20,556	0.9
Reconciling Items (1)	(72,485)	(2.9)	(77,499)	(3.5)
Operating income - Total	$121,831	4.9%	$109,327	5.0%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	February 29, 2024	% of Total Revenue	February 28, 2023	% of Total Revenue
Warehouse club and other operations	$117,774	9.1%	$103,630	9.1%
General and administrative	38,809	3.0	32,759	2.8
Separation costs associated with Chief Executive Officer departure	—	—	7,747	0.7
Pre-opening expenses	457	—	89	—
Loss on disposal of assets	429	—	139	—
Total Selling, general and administrative	$157,469	12.1%	$144,364	12.6%

	Six Months Ended
	February 29, 2024	% of Total Revenue	February 28, 2023	% of Total Revenue
Warehouse club and other operations	$227,739	9.3%	$200,522	9.1%
General and administrative	74,248	3.0	65,931	3.0
Separation costs associated with Chief Executive Officer departure	—	—	7,747	0.4
Pre-opening expenses	944	—	89	—
Loss on disposal of assets	522	—	297	—
Total Selling, general and administrative	$303,453	12.3%	$274,586	12.5%
Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three and six months ended February 29, 2024 was 15.7% and 15.9%, 30 basis points (0.3%) and 20 basis points (0.2%) lower than the comparable prior year period, respectively. The decrease in the three and six-month periods ended February 29, 2024 is mainly due to the removal of a COVID premium from merchandise pricing and a reduction in liquidity premiums for items sold in Trinidad, resulting in a negative impact of 30 basis points (0.3%). However, this was partially offset by a 10 basis points (0.1%) increase in margins in food service and bakery offerings.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin decreased 20 basis points (0.2%) for the three and six-month periods ended February 29, 2024, compared to the prior-year period, primarily the result of lower total gross margin percentage of 30 basis points (0.3%) and 20 basis points (0.2%) for the quarter and six-months ended February 29, 2024, respectively.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, separation costs associated with the Chief Executive Officer departure, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $13.1 million compared to the prior year, and decreased as a percentage of total revenues, decreasing by 40 basis points (0.4%) to 12.2% of total revenue for the second quarter of fiscal year 2024 compared to 12.6% of total revenues for the second quarter of fiscal year 2023.

Selling, general and administrative expenses increased $28.9 million for the first six months of fiscal year 2024 compared to the prior year, but declined 20 basis points (0.2%) to 12.3% as a percentage of total revenue compared to 12.5% of total revenue for the first six months of fiscal year 2023. This decrease as a percentage of total revenue is largely due to the $7.7 million, or 40 basis points (0.4%) of total revenue, of separations costs associated with the Chief Executive Officer departure recorded in the prior year period and partially offset by an increase in our Warehouse club and other operations expenses of $27.2 million or 20 basis points (0.2%) of total revenue.
Warehouse club and other operations expenses remained unchanged at 9.1% of total revenues for the second quarter of fiscal year 2024 and 2023.
Warehouse club and other operations expenses increased to 9.3% of total revenues for the first six months ended February 29, 2024 compared to 9.1% for the prior-year period. This was primarily due to our Colombia market which increased 20 basis points (0.2%) as a percentage of revenue year over year due to the impact of the appreciation of the Colombian peso on our warehouse club and other operations expenses in Colombia. Additionally, we opened one new club in Colombia on the first day of fiscal year 2024.
In January 2024, the Company purchased one of its club buildings and land, which was previously leased, in Panama City, Panama, for $33.0 million. This purchase triggered a change in the estimate of the depreciable lives of certain leasehold improvements, previously limited to the lease term, lowering future annual depreciation expense. The lower annual depreciation expense and the cost savings on straight-line rent expense, partially offset by the depreciation expense on the new building, will save approximately $1.1 million per year, net of tax within our Warehouse club and other operations expenses in the Company's consolidated statements of income. Additionally, the Company entered into a loan agreement for $16.5 million, paid over 15 years, to partially fund the purchase of our Via Brasil club. We expect approximately $1.0 million in interest payments, net of tax, over the next 12 months associated with this loan, which will continue to decrease as the loan balance is paid off over the life of the loan. The interest expense related to this loan will be recorded within the Interest expense caption on the consolidated statements of income.
General and administrative expenses increased to 3.0% of total revenues for the second quarter of fiscal year 2024 compared to 2.8% for the second quarter of fiscal year 2023. The 20 basis points (0.2%) increase is primarily due to increased compensation costs and travel along with certain non-recurring expenses related to professional fees.
General and administrative expenses remained unchanged at 3.0% of total revenues for the first six months of fiscal year 2024 and 2023.
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
Operating income in the second quarter of fiscal year 2024 increased to $63.6 million (4.9% of total revenue) compared to $53.8 million (4.7% of total revenue) for the same period last year. This reflects the decrease in total revenue margin of 20 basis points (0.2%), offset by a 40 basis points (0.4%) increase due to the leveraging of selling, general and administrative expenses over the comparable prior-year period.
Operating income for the six months ended February 29, 2024 increased to $121.8 million (4.9% of total revenue) compared to $109.3 million (5.0% of total revenue) for the same period last year.

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

	Three Months Ended
	February 29, 2024		February 28, 2023
	Amount	Change	Amount
Interest income	$3,225	$1,283	$1,942

	Six Months Ended
	February 29, 2024		February 28, 2023
	Amount	Change	Amount
Interest income	$6,091	$2,992	$3,099

Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
Net interest income increased for the three and six-month periods ended February 29, 2024, primarily due to an increase in investments at higher yields when compared to the comparable prior year period.
Interest Expense

	Three Months Ended
	February 29, 2024		February 28, 2023
	Amount	Change	Amount
Interest expense on loans	$2,865	$(199)	$3,064
Interest expense related to hedging activity	657	467	190
Less: Capitalized interest	(229)	211	(440)
Net interest expense	$3,293	$479	$2,814

	Six Months Ended
	February 29, 2024		February 28, 2023
	Amount	Change	Amount
Interest expense on loans	$5,763	$46	$5,717
Interest expense related to hedging activity	1,072	535	537
Less: Capitalized interest	(726)	(35)	(691)
Net interest expense	$6,109	$546	$5,563

Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Net interest expense increased for the three and six-month periods ended February 29, 2024 primarily due to higher expenses related to our hedging activities when compared to the comparable prior year period.

Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	February 29, 2024			February 28, 2023
	Amount	Change	% Change	Amount
Other expense, net	$(7,036)	$(1,692)	31.7%	$(5,344)

	Six Months Ended
	February 29, 2024			February 28, 2023
	Amount	Change	% Change	Amount
Other expense, net	$(9,162)	$748	(7.5)%	$(9,910)
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
Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
For the three and six-months ended February 29, 2024, the primary driver of Other expense, net included $3.4 million and $6.0 million of transaction costs, respectively, in some of our countries with liquidity issues associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars. Additionally, Costa Rica contributed a $2.5 million and $2.3 million revaluation loss, respectively, due to the impact of the appreciation of the Costa Rican Colón on our U.S. dollar monetary net assets in Costa Rica. This was accompanied by a depreciation of the Honduran lempira, which resulted in a loss from our net U.S. dollar liability position in that market.
Provision for Income Taxes

	Three Months Ended
	February 29, 2024		February 28, 2023
	Amount	Change	Amount
Provision for income taxes	$17,259	$1,057	$16,202
Effective tax rate	30.5%		34.0%

	Six Months Ended
	February 29, 2024		February 28, 2023
	Amount	Change	Amount
Provision for income taxes	$35,412	$2,784	$32,628
Effective tax rate	31.4%		33.7%

Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
For the three months ended February 29, 2024, the effective tax rate was 30.5% compared to 34.0% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from non-recurring items of 3.2%, primarily related to the non-recurrence of separation costs associated with the departure of our former Chief Executive Officer; and
•A comparably favorable net tax impact from recurring items of 0.3%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable.
For the six months ended February 29, 2024, the effective tax rate was 31.4% compared to 33.7% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from non-recurring items of 1.6%, primarily related to the non-recurrence of separation costs associated with the departure of our former Chief Executive Officer; and
•A comparably favorable net tax impact from recurring items of 0.7%, primarily resulting from valuation allowances we took with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable.
Other Comprehensive Income

	Three Months Ended
	February 29, 2024			February 28, 2023
	Amount	Change	% Change	Amount
Other Comprehensive Income	$5,123	$(7,311)	(58.8)%	$12,434

	Six Months Ended
	February 29, 2024			February 28, 2023
	Amount	Change	% Change	Amount
Other Comprehensive Income	8,703	$(3,180)	(26.8)%	$11,883
Comparison of Three and Six Months Ended February 29, 2024 and February 28, 2023
Other comprehensive income for the second quarter of fiscal year 2024 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the first six months of fiscal year 2024, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Colombia and Costa Rica subsidiaries, partially offset by the devaluation of the local currencies against the U.S. dollar for our Dominican Republic subsidiary. Other comprehensive income for the six-months ended February 29, 2024 of approximately $8.7 million was primarily the result of the comprehensive gain of $10.3 million from foreign currency translation adjustments offset by approximately $1.7 million related to unrealized losses on changes in the fair value of our derivative obligations.

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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	February 29, 2024	August 31, 2023
Amounts held by foreign subsidiaries	$155,983	$139,050
Amounts held domestically	26,592	113,152
Total cash and cash equivalents, including restricted cash	$182,575	$252,202
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	February 29, 2024	August 31, 2023
Amounts held by foreign subsidiaries	$78,630	$74,294
Amounts held domestically	15,000	16,787
Total short-term investments	$93,630	$91,081
As of February 29, 2024 and August 31, 2023, there were no certificates of deposit with a maturity of over a year held by our foreign subsidiaries or domestically.

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

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 29, 2024	February 28, 2023	Change
Net cash provided by operating activities	$127,666	$116,681	$10,985
Net cash used in investing activities	(105,264)	(96,078)	(9,186)
Net cash used in financing activities	(92,343)	(3,060)	(89,283)
Effect of exchange rates	314	11,636	(11,322)
Net increase (decrease) in cash and cash equivalents	$(69,627)	$29,179	$(98,806)
Net cash provided by operating activities totaled $127.7 million and $116.7 million for the six months ended February 29, 2024 and February 28, 2023, respectively. For the six months ended February 29, 2024, cash provided by operating activities increased primarily due to an increase in net income without non-cash items which contributed $15.0 million, as well as shifts in working capital generated from changes in our merchandise inventory and accounts payable positions, which contributed $8.7 million. This was partially offset by a negative net change in our other various operating assets and liabilities when compared to the six-months ended February 28, 2023. Specifically, changes in our various operating assets and liabilities resulted in a net change of $12.7 million of cash used for the six months ended February 29, 2024.
Net cash used in investing activities totaled $105.3 million and $96.1 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The $9.2 million increase in cash used in investing activities is primarily due to a $51.3 million increase in purchases of short-term investments and a $50.5 million increase in property and equipment expenditures to support growth of our real estate footprint. This was partially offset by a $92.6 million increase in proceeds from settlements of short-term investments, compared to the same six-month period a year-ago. We opened three additional clubs during the first six months of fiscal year 2024.
Net cash used in financing activities totaled $92.3 million and $3.1 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The $89.3 million increase in cash used in financing activities is primarily the result of repurchases of treasury stock during the first six months and lower proceeds from long-term bank borrowings compared to the same period a year ago.
The following table summarizes the dividends declared and paid during fiscal year 2024 and 2023 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	N/A	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	8/31/2023	N/A	$0.46
On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend payable on April 30, 2024 to stockholders of record on April 19, 2024. The Company has decided to distribute excess cash to stockholders in the form of a special dividend. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

Capital Expenditures
Capital expenditures were $103.5 million for the six months ended February 29, 2024, of which $37.2 million and $66.3 million were maintenance and growth expenditures, respectively. Capital expenditures for fiscal year 2023 were $142.5 million, of which $69.3 million and $73.2 million were maintenance and growth expenditures, respectively. In January 2024, the Company purchased its club building and land, which were previously leased, in Panama City, Panama for $33.0 million. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of February 29, 2024, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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
We have reissued treasury shares as part of our stock-based compensation programs. During the six-months ended February 29, 2024, we reissued approximately 3,000 treasury shares.
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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Number of common shares acquired	—	—	935,663	—
Average price per common share acquired	$—	$—	$74.13	$—
Total cost of common shares acquired	$—	$—	$69,362	$—
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

We are required to file federal and state income tax returns in the United States and income tax and various other tax returns in multiple foreign jurisdictions, each with changing tax laws, regulations and administrative positions. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We record the benefits of uncertain tax positions in our financial statements only after determining it is more likely than not the uncertain tax positions would sustain challenge by taxing authorities, including resolution of related appeals or litigation processes, if any. We develop our assessment of an uncertain tax position based on the specific facts and legal arguments of each case and the associated probability of our reporting position being upheld, using internal expertise and the advice of third-party experts. However, our tax returns are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our tax returns. As part of these reviews, taxing authorities may challenge, and in some cases presently are challenging, the interpretations we have used to calculate our tax liability. In addition, any settlement with the tax authority or the outcome of any appeal or litigation process might result, and in some cases has resulted, in an outcome that is materially different from our estimated liability. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Variations in the actual outcome of these cases could materially impact our consolidated financial statements.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that in one country where it operates it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.7 million and $3.2 million as of February 29, 2024 and August 31, 2023, respectively, in this country.
The Company’s various outstanding VAT receivables and/or income tax receivables are based on cases or appeals with their own set of facts and circumstances. The Company consults and evaluates with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling these complex tax issues. While the rules related to refunds of income tax receivables in these countries are unclear and complex, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make pursuant to tax assessments that we are appealing because we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the second quarter of fiscal year 2024 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 29, 2024 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three and six-month periods ended February 29, 2024 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three and six-month periods ended February 29, 2024 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and six-month periods ended February 29, 2024 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Loss.”

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

The following table sets forth information on our common stock repurchase activity for the quarter ended February 29, 2024 (dollars in thousands, except total number of shares purchased and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2023 - December 31, 2023	—	$—	—	$—
January 1, 2024 - January 31, 2024	23,106	76.44	—	—
February 1, 2024 - February 29, 2024	—	—	—	—
Total	23,106	$76.44	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(6)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1*	Amended and Restated Employment Agreement between the Company and Ana Luisa Bianchi, dated January 1, 2024.
10.2*	Employment Agreement between the Company and Paul Kovaleski, dated January 1, 2024.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.
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
(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2024.
(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.
(6)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	April 9, 2024	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	April 9, 2024	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)