Form 10-Q
period 2024-05-31
PRICESMART INC
filed 2024-07-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
The registrant had 30,638,993 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2024.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of May 31, 2024 and the consolidated balance sheet as of August 31, 2023, the unaudited consolidated statements of income for the three and nine months ended May 31, 2024 and 2023, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2024 and 2023, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2024 and 2023, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2024 and 2023 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2024 (Unaudited)	August 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$128,271	$239,984
Short-term restricted cash	2,832	2,865
Short-term investments	99,904	91,081
Receivables, net of allowance for doubtful accounts of $62 as of May 31, 2024 and $67 as of August 31, 2023	17,842	17,904
Merchandise inventories	516,464	471,407
Prepaid expenses and other current assets (includes $2,606 and $0 as of May 31, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	57,515	53,866
Total current assets	822,828	877,107
Long-term restricted cash	9,239	9,353
Property and equipment, net	938,336	850,328
Operating lease right-of-use assets, net	100,391	114,201
Goodwill	43,182	43,110
Deferred tax assets	31,241	32,039
Other non-current assets (includes $1,979 and $7,817 as of May 31, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	64,920	68,991
Investment in unconsolidated affiliates	10,561	10,479
Total Assets	$2,020,698	$2,005,608
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$10,078	$8,679
Accounts payable	491,203	453,229
Accrued salaries and benefits	46,763	45,441
Deferred income	37,777	32,613
Income taxes payable	4,785	9,428
Other accrued expenses and other current liabilities (includes $2,734 and $1,913 as of May 31, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	42,163	57,273
Operating lease liabilities, current portion	7,179	7,621
Dividends payable	17,771	—
Long-term debt, current portion	36,672	20,193
Total current liabilities	694,391	634,477
Deferred tax liability	1,942	1,936
Long-term income taxes payable, net of current portion	5,039	5,045
Long-term operating lease liabilities	108,258	122,195
Long-term debt, net of current portion	98,426	119,487
Other long-term liabilities (includes $4,137 and $3,321 for the fair value of derivative instruments and $13,151 and $12,105 for post-employment plans as of May 31, 2024 and August 31, 2023, respectively)	17,288	15,425
Total Liabilities	925,344	898,565

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,562,808 and 31,934,900 shares issued and 30,639,028 and 30,976,941 shares outstanding (net of treasury shares) as of May 31, 2024 and August 31, 2023, respectively	3	3
Additional paid-in capital	509,901	497,434
Accumulated other comprehensive loss	(160,080)	(163,992)
Retained earnings	861,158	817,559
Less: treasury stock at cost, 1,923,780 shares as of May 31, 2024 and 957,959 shares as of August 31, 2023	(115,628)	(43,961)
Total Stockholders' Equity	1,095,354	1,107,043
Total Liabilities and Equity	$2,020,698	$2,005,608
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenues:
Net merchandise sales	$1,194,531	$1,070,263	$3,590,461	$3,211,725
Export sales	11,586	6,347	30,106	23,687
Membership income	19,279	16,735	55,566	48,806
Other revenue and income	4,032	3,309	11,720	9,431
Total revenues	1,229,428	1,096,654	3,687,853	3,293,649
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,008,721	906,613	3,024,134	2,703,143
Export sales	10,935	5,981	28,663	22,533
Selling, general and administrative:
Warehouse club and other operations	119,053	106,172	346,792	306,694
General and administrative	40,434	34,343	114,682	100,274
Separation costs associated with Chief Executive Officer departure	—	—	—	7,747
Pre-opening expenses	26	495	970	584
Loss (gain) on disposal of assets	350	(2)	872	295
Total operating expenses	1,179,519	1,053,602	3,516,113	3,141,270
Operating income	49,909	43,052	171,740	152,379
Other income (expense):
Interest income	2,521	3,161	8,612	6,260
Interest expense	(3,579)	(2,747)	(9,688)	(8,310)
Other expense, net	(1,882)	(1,885)	(11,044)	(11,795)
Total other expense	(2,940)	(1,471)	(12,120)	(13,845)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	46,969	41,581	159,620	138,534
Provision for income taxes	(14,483)	(12,019)	(49,895)	(44,647)
Income (loss) of unconsolidated affiliates	3	10	82	(63)
Net income	$32,489	$29,572	$109,807	$93,824
Net income per share available for distribution:
Basic	$1.08	$0.95	$3.62	$3.02
Diluted	$1.08	$0.94	$3.62	$3.01
Shares used in per share computations:
Basic	29,968	30,800	30,052	30,752
Diluted	29,968	30,829	30,052	30,770
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$32,489	$29,572	$109,807	$93,824

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments (1)	(5,181)	15,285	5,053	26,599
Defined benefit pension plan:
Net gain/(loss) arising during period	(5)	(22)	15	(81)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	96	37	287	111
Total defined benefit pension plan	91	15	302	30
Derivative instruments:(2)
Unrealized gains on change in derivative obligations	807	3,060	2,745	2,525
Unrealized losses on change in fair value of interest rate swaps	(508)	(4,271)	(4,188)	(5,904)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	11	—	2,733
Total derivative instruments	299	(1,200)	(1,443)	(646)
Other comprehensive income (loss)	(4,791)	14,100	3,912	25,983
Comprehensive income	$27,698	$43,672	$113,719	$119,807
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at February 28, 2023	31,869	$3	$492,099	$(183,703)	$772,430	868	$(36,917)	$1,043,912
Purchase of treasury stock	—	—	—	—	—	3	(174)	(174)
Issuance of restricted stock award	66	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,283	—	—	—	—	2,283
Dividend paid to stockholders	—	—	—	—	(30)	—	—	(30)
Dividend payable to stockholders	—	—	—	—	30	—	—	30
Net income	—	—	—	—	29,572	—	—	29,572
Other comprehensive income	—	—	—	14,100	—	—	—	14,100
Balance at May 31, 2023	31,935	$3	$494,382	$(169,603)	$802,002	871	$(37,091)	$1,089,693

Balance at February 29, 2024	32,579	$3	$505,349	$(155,289)	$859,325	1,922	$(115,514)	$1,093,874
Purchase of treasury stock	—	—	—	—	—	2	(114)	(114)
Issuance of restricted stock awards	7	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,552	—	—	—	—	4,552
Dividend paid to stockholders	—	—	—	—	(30,656)	—	—	(30,656)
Net income	—	—	—	—	32,489	—	—	32,489
Other comprehensive loss	—	—	—	(4,791)	—	—	—	(4,791)
Balance at May 31, 2024	32,563	$3	$509,901	$(160,080)	$861,158	1,924	$(115,628)	$1,095,354
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073
Purchase of treasury stock	—	—	—	—	—	85	(5,993)	(5,993)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—
Issuance of restricted stock award	303	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(59)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,522	—	—	—	—	13,522
Dividend paid to stockholders	—	—	—	—	(14,290)	—	—	(14,290)
Dividend payable to stockholders	—	—	—	—	(14,426)	—	—	(14,426)
Net income	—	—	—	—	93,824	—	—	93,824
Other comprehensive income	—	—	—	25,983	—	—	—	25,983
Balance at May 31, 2023	31,935	$3	$494,382	$(169,603)	$802,002	871	$(37,091)	$1,089,693

Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	969	(71,852)	(71,852)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	662	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,652	—	—	—	—	12,652
Dividends paid to stockholders	—	—	—	—	(48,437)	—	—	(48,437)
Dividend payable to stockholders	—	—	—	—	(17,771)	—	—	(17,771)
Net income	—	—	—	—	109,807	—	—	109,807
Other comprehensive income	—	—	—	3,912	—	—	—	3,912
Balance at May 31, 2024	32,563	$3	$509,901	$(160,080)	$861,158	1,924	$(115,628)	$1,095,354
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2024	May 31, 2023
Operating Activities:
Net income	$109,807	$93,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,114	53,264
Allowance for doubtful accounts	(5)	(46)
Loss on sale of property and equipment	872	295
Deferred income taxes	461	(723)
Equity in losses (gains) of unconsolidated affiliates	(82)	63
Stock-based compensation	12,652	13,522
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(12,998)	(5,229)
Merchandise inventories	(45,057)	21,831
Accounts payable	38,990	7,880
Net cash provided by operating activities	165,754	184,681
Investing Activities:
Additions to property and equipment	(141,873)	(96,557)
Purchases of short-term investments	(134,108)	(123,317)
Proceeds from settlements of short-term investments	125,464	21,842
Proceeds from disposal of property and equipment	1,138	218
Net cash used in investing activities	(149,379)	(197,814)
Financing Activities:
Proceeds from long-term bank borrowings	16,500	38,712
Repayment of long-term bank borrowings	(21,433)	(31,407)
Proceeds from short-term bank borrowings	3,884	3,156
Repayment of short-term bank borrowings	(2,941)	(3,229)
Cash dividend payments	(48,437)	(14,290)
Purchase of treasury stock	(71,852)	(5,993)
Net cash used in financing activities	(124,279)	(13,051)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,956)	11,183
Net decrease in cash, cash equivalents	(111,860)	(15,001)
Cash, cash equivalents and restricted cash at beginning of period	252,202	251,373
Cash, cash equivalents and restricted cash at end of period	$140,342	$236,372

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$3,514	$4,052
Dividends declared but not yet paid	17,771	14,426

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31, 2024	May 31, 2023
Cash and cash equivalents	$128,271	$222,668
Short-term restricted cash	2,832	2,965
Long-term restricted cash	9,239	10,739
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$140,342	$236,372
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2024

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2024, the Company had 54 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one warehouse club in Cartago, Costa Rica in the spring of 2025. Once this new club is open, the Company will operate 55 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the case of the Company's ownership interest in real estate development joint ventures, both parties to each joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in real estate development joint ventures the Company has recorded under the equity method as of May 31, 2024 are listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. The Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $19.2 million as of May 31, 2024 and $100.2 million as of August 31, 2023. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2024	August 31, 2023
Short-term restricted cash	$2,832	$2,865
Long-term restricted cash	9,239	9,353
Total restricted cash(1)	$12,071	$12,218
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
Goodwill – Goodwill totaled $43.2 million as of May 31, 2024 and $43.1 million as of August 31, 2023. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of May 31, 2024 and August 31, 2023, respectively, in this country.
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31, 2024	August 31, 2023
Prepaid expenses and other current assets	$9,442	$2,774
Other non-current assets	30,275	36,060
Total amount of VAT receivables reported	$39,717	$38,834
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31, 2024	August 31, 2023
Prepaid expenses and other current assets	$15,703	$17,749
Other non-current assets	27,074	19,176
Total amount of income tax receivables reported	$42,777	$36,925
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
Operating lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The Company’s leases generally do not have a readily determinable implicit interest rate; therefore, the Company uses a collateralized incremental borrowing rate at the commencement date in determining the present value of future payments. The incremental borrowing rate is based on a yield curve derived from publicly traded bond offerings for companies with credit characteristics that approximate the Company's market risk profile.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2024, the Company purchased one of its club's buildings and land, which was previously leased, in Panama City, Panama, for $33.0 million. Management assessed the fair market value using the market and replacement cost methods and, per the assessment, allocated approximately 88.7% of the purchase price to the land and 11.3% of the purchase price to the building. The transaction resulted in the termination of the related ROU asset, net of tax, and lease liability, net of tax, of $8.2 million and $9.1 million, respectively. No gain or loss was recognized as the lease termination occurred due to the purchase of the leased asset. This allocation of the purchase price, after accounting for the impact of the lease termination, resulted in $28.2 million allocated to the land and $3.9 million allocated to the building. Additionally, the Company already carried approximately $8.6 million of leasehold improvements related to the club which have been reclassified to the building and remain on the balance sheet. This purchase triggered a change in the estimate of the depreciable lives of certain leasehold improvements, which were previously limited to the lease term, lowering future annual depreciation. Going forward, the lower annual depreciation expense and the cost savings on straight-line rent expense, partially offset by the depreciation expense on the building, will save approximately $1.1 million per year, net of tax, within our Warehouse club and other operations expenses in the Company's consolidated statements of income. Additionally, the Company entered into a loan agreement for $16.5 million, paid over 15 years, to partially fund the purchase of our Via Brasil club. We expect approximately $1.0 million in interest payments, net of tax, over the next 12 months associated with this loan, which will continue to decrease as the loan balance is paid off over the life of the loan. The interest expense related to this loan will be recorded within the Interest expense caption on the consolidated statements of income.
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
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, prior to fiscal year 2024, performance-based restricted stock units (“PSUs”). Compensation cost related to RSAs, RSUs and PSUs is based on the fair market value at the time of the grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved. As of May 31, 2024, all outstanding PSUs have successfully met all performance metrics except for the requisite service period.
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
PSUs, similar to RSUs, are awarded with dividend equivalents after the performance metric has been achieved.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2024, the Company reissued approximately 3,000 treasury shares.
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
The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in the fair market value of the Company’s current and long-term financial assets and liabilities, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2023 Annual Report on Form 10-K.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2024 and August 31, 2023.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the three and nine months ended on May 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Effect on other comprehensive income (loss) due to foreign currency translation	$(5,181)	$15,285	$5,053	$26,599
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

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Currency loss	$(1,725)	$(2,095)	$(11,563)	$(12,153)
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the nine-month period ended May 31, 2024, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of May 31, 2024 that the Company expects to have a material impact on its consolidated financial statements.

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
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. In the first nine months of fiscal year 2024, we raised the annual fee for a Platinum Membership by $5 to approximately $80 in most markets. We have completed the fee increase in most markets in the first nine months of fiscal year 2024 and will complete the remaining planned increases by the end of the fiscal year. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.
Co-branded Credit Card Points Reward Programs. Most of the Company’s subsidiaries have points reward programs related to co-branded credit cards. These points reward programs provide incremental points that a Member can use at a future time to acquire merchandise within the Company’s warehouse clubs. This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services. As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses and other current liabilities on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Net merchandise sales on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.
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

	Contract Liabilities
	May 31, 2024	August 31, 2023
Deferred membership income	$36,192	$31,079
Other contract performance liabilities	$11,977	$12,347
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Foods & Sundries	$576,433	$537,567	$1,745,350	$1,601,613
Fresh Foods	358,764	319,706	1,055,562	940,470
Hardlines	132,004	106,937	408,774	342,225
Softlines	62,483	54,947	189,441	175,736
Food Service and Bakery	53,211	42,980	159,086	129,784
Health Services	11,636	8,126	32,248	21,897
Net Merchandise Sales	$1,194,531	$1,070,263	$3,590,461	$3,211,725
NOTE 4 – EARNINGS PER SHARE
The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) issued pursuant to the 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. The Company has not issued any new PSU awards since fiscal year 2023. As of May 31, 2024, all outstanding PSUs have successfully met all performance metrics except for the requisite service period. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents after the performance metric has been achieved. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$32,489	$29,572	$109,807	$93,824
Less: Allocation of income to unvested stockholders	(67)	(456)	(1,033)	(1,098)
Net income available for distribution	$32,422	$29,116	$108,774	$92,726
Basic weighted average shares outstanding	29,968	30,800	30,052	30,752
Add dilutive effect of performance stock units (two-class method)	—	29	—	18
Diluted average shares outstanding	29,968	30,829	30,052	30,770
Basic net income per share	$1.08	$0.95	$3.62	$3.02
Diluted net income per share	$1.08	$0.94	$3.62	$3.01
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal year 2024 and 2023 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
4/3/2024	$1.00	4/19/2024	4/30/2024	N/A	$1.00	N/A	N/A	N/A	N/A
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	N/A	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	8/31/2023	N/A	$0.46
On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024. The $1.00 per share special dividend is in addition to the Company’s annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share payable on August 30, 2024 to stockholders of record as of August 15, 2024. The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, March 1, 2024	$(155,289)
Foreign currency translation adjustments	(5,181)
Defined benefit pension plans (1)	91
Derivative instruments (2)	299
Ending balance, May 31, 2024	$(160,080)

Amount
Beginning balance, March 1, 2023	$(183,703)
Foreign currency translation adjustments	15,285
Defined benefit pension plans (1)	15
Derivative instruments (2)	(1,200)
Ending balance, May 31, 2023	$(169,603)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	5,053
Defined benefit pension plans (1)	302
Derivative instruments (2)	(1,443)
Ending balance, May 31, 2024	$(160,080)

Amount
Beginning balance, September 1, 2022	$(195,586)
Foreign currency translation adjustments	26,599
Defined benefit pension plans (1)	30
Derivative instruments (2)	(646)
Ending balance, May 31, 2023	$(169,603)

Amount
Beginning balance, September 1, 2022	$(195,586)
Foreign currency translation adjustments	33,708
Defined benefit pension plans (1)	(1,819)
Derivative instruments (2)	(443)
Amounts reclassified from accumulated other comprehensive loss	148
Ending balance, August 31, 2023	$(163,992)
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

	May 31, 2024	August 31, 2023
Retained earnings not available for distribution	$9,529	$9,110
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Number of common shares acquired	—	—	935,663	—
Average price per common share acquired	$—	$—	$74.13	$—
Total cost of common shares acquired	$—	$—	$69,362	$—
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of May 31, 2024 and August 31, 2023, the Company has recorded within other accrued expenses and other current liabilities a total of $1.2 million and $9.6 million, respectively, for various non-income tax related tax contingencies.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of May 31, 2024 and August 31, 2023, respectively, in this country.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2024 and August 31, 2023, the Company had approximately $12.5 million and $11.3 million, respectively, in contractual obligations for construction services not yet rendered.
As of May 31, 2024, the Company has signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the first half of calendar year 2025. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2026	$1,132
2027	1,655
2028	1,616
2029	1,577
2030	1,540
Thereafter	19,808
Total future lease payments	$27,328
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2024 the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $13.7 million in cash. Additionally, the Company has one lease agreement for the Miraflores warehouse club relocation, as mentioned above. Lastly, the Company has signed one promissory lease agreement for a distribution center in Guatemala. If the pending contingencies are resolved favorably, the Company would expect an increase in its total lease liability of approximately $11.8 million upon commencement.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s interest in real estate joint ventures, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in these joint ventures as of May 31, 2024 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(124)	$6,894	$99	$6,993
Price Plaza Alajuela PPA, S.A.	50%	2,193	1,236	238	3,667	785	4,452
Total		$6,809	$3,638	$114	$10,561	$884	$11,445
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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2024 - Committed	$75,000	$—	$84	$74,916	—%
May 31, 2024 - Uncommitted	96,000	10,078	—	85,922	11.4
May 31, 2024 - Total	$171,000	$10,078	$84	$160,838	—%

August 31, 2023 - Committed	$75,000	$—	—	$75,000	—%
August 31, 2023 - Uncommitted	91,000	8,376	—	82,624	13.2
August 31, 2023 - Overdraft Used (Uncommitted)	—	303	—	—	12.0
August 31, 2023 - Total	$166,000	$8,679	$—	$157,624	12.7%
As of May 31, 2024 and August 31, 2023, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the changes in long-term debt for the nine months ended May 31, 2024:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2023	$20,193	$119,487	$139,680	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	—	16,500	16,500
Total proceeds from long-term debt incurred during the period	—	16,500	16,500
Repayments of long-term debt:	(2,786)	(18,647)	(21,433)
Reclassifications of long-term debt due in the next 12 months	19,231	(19,231)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	34	317	351
Balances as of May 31, 2024	$36,672	$98,426	$135,098	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $156.2 million. The carrying amount of cash assets assigned as collateral for these loans was $3.5 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $135.2 million. The carrying amount of cash assets assigned as collateral for these loans was $2.0 million.
As of May 31, 2024 and August 31, 2023, the Company had approximately $80.1 million and $91.2 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
The Company entered into a loan agreement in the second quarter of fiscal year 2024 for $16.5 million to partially fund the purchase of our Via Brasil club in Panama. This loan has a term of 15 years and an interest rate of 1.80% plus the 3-month variable Secured Overnight Financing Rate (SOFR). Additionally, the loan includes a 1.00% special interest compensation fund (FECI) surcharge on the outstanding balance. Refer to “Note 2 – Summary of Significant Accounting Policies” for additional information.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2025	$36,672
2026	14,881
2027	39,122
2028	14,410
2029	4,411
Thereafter	25,602
Total	$135,098

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
Cash Flow Hedges
As of May 31, 2024, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2024:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and nine months ended May 31, 2024 and May 31, 2023, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings (1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2024	$1,333	$703	$2,036
Interest expense for the three months ended, May 31, 2023	$1,108	$210	$1,318
Interest expense for the nine months ended May 31, 2024	$3,449	$1,775	$5,224
Interest expense for the nine months ended May 31, 2023	$3,538	$747	$4,285
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	May 31, 2024	August 31, 2023
U.S. Bank	$29,113	$30,069
Citibank N.A.	73,102	65,599
Total	$102,215	$95,668
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		May 31, 2024			August 31, 2023
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$2,606	$(912)	$1,694	$—	$—	$—
Cross-currency interest rate swaps	Other non-current assets	—	—	—	5,574	(1,950)	3,624
Cross-currency interest rate swaps	Other current liabilities	(2,342)	820	(1,522)	—	—	—
Cross-currency interest rate swaps	Other long-term liabilities	(4,137)	1,448	(2,689)	(3,321)	1,162	(2,159)
Interest rate swaps	Other non-current assets	1,979	(442)	1,537	2,243	(501)	1,742
Net fair value of derivatives designated as hedging instruments		$(1,894)	$914	$(980)	$4,496	$(1,289)	$3,207

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of May 31, 2024:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	28-Feb-2024 - 21-May-2024	Forward foreign exchange contracts (USD)	$21,500	26-Jun-2024 - 18-Dec-2024
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and nine month periods ended May 31, 2024 and May 31, 2023.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2024
Revenue from external customers	$11,587	$744,626	$333,219	$139,996	$—	$1,229,428
Intersegment revenues	430,236	8,777	1,597	1,415	(442,025)	—
Depreciation, property and equipment	1,470	11,036	4,967	3,656	—	21,129
Operating income	1,636	54,874	22,915	3,289	(32,805)	49,909
Net income (loss)	(2,097)	47,588	18,707	1,096	(32,805)	32,489
Capital expenditures, net	5,515	17,216	10,270	2,511	—	35,512

Nine Months Ended May 31, 2024
Revenue from external customers	$30,107	$2,225,507	$1,016,608	$415,631	$—	$3,687,853
Intersegment revenues	1,311,880	23,331	4,305	3,704	(1,343,220)	—
Depreciation, property and equipment	4,177	31,734	14,664	10,539	—	61,114
Operating income	19,481	173,086	72,965	11,498	(105,290)	171,740
Net income	4,320	146,694	58,807	5,276	(105,290)	109,807
Long-lived assets (other than deferred tax assets)	82,727	605,453	220,308	214,959	—	1,123,447
Goodwill	8,982	24,159	10,041	—	—	43,182
Total assets	222,690	1,060,211	438,578	299,219	—	2,020,698
Capital expenditures, net	9,162	90,488	29,597	10,734	—	139,981

Three Months Ended May 31, 2023
Revenue from external customers	$6,347	$669,691	$316,201	$104,415	$—	$1,096,654
Intersegment revenues	368,675	7,343	1,527	1,318	(378,863)	—
Depreciation, property and equipment	1,302	9,349	4,793	2,377	—	17,821
Operating income (loss)	4,066	46,023	21,184	2,961	(31,182)	43,052
Net income (loss) attributable to PriceSmart, Inc.	2,336	38,715	17,091	2,612	(31,182)	29,572
Capital expenditures, net	—	24,384	6,850	12,423	—	43,657

Nine Months Ended May 31, 2023
Revenue from external customers	$23,687	$1,992,980	$956,032	$320,950	$—	$3,293,649
Intersegment revenues	1,141,492	20,726	4,178	3,198	(1,169,594)	—
Depreciation, property and equipment	4,158	27,073	14,216	7,052	—	52,499
Amortization, Intangibles	765	—	—	—	—	765
Operating income (loss)	24,622	152,786	71,161	12,491	(108,681)	152,379
Net income (loss) attributable to PriceSmart, Inc.	9,440	127,163	56,799	9,103	(108,681)	93,824
Long-lived assets (other than deferred tax assets)	70,733	543,410	212,112	188,471	—	1,014,726
Goodwill	8,981	24,127	10,044	—	—	43,152
Total assets	242,003	963,929	471,817	255,597	—	1,933,346
Capital expenditures, net	8,829	52,695	14,219	21,737	—	97,480

As of August 31, 2023
Long-lived assets (other than deferred tax assets)	$71,919	$566,139	$210,000	$205,295	$—	$1,053,353
Goodwill	8,981	24,083	10,046	—	—	43,110
Investment in unconsolidated affiliates	—	10,479	—	—	—	10,479
Total assets	302,115	995,881	425,145	282,467	—	2,005,608
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of May 31, 2024 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

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

As of May 31, 2024, we had 54 warehouse clubs in operation in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.4 billion in fiscal year 2023. We believe PriceSmart has become one of the most respected and trusted brands in the region. With nearly two million membership accounts and almost four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart's markets.

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

PriceSmart sources slightly more than half its merchandise from suppliers within the region, with the balance of merchandise sourced throughout the rest of the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and unique consumable and non-consumable products that are often not otherwise available in its markets.
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
PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. The newly created PriceSmart Foundation, in partnership with Price Philanthropies Foundation, provides school supplies to more than 150,000 children and eyeglasses to thousands of children through its Aprender y Crecer program. The PriceSmart Foundation also makes philanthropic donations to support work force development, small business entrepreneurship and to improve the environment.

We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of May 31, 2023	Number of Warehouse Clubs in Operation as of May 31, 2024	Anticipated Warehouse Club Openings in Fiscal Year 2025
Colombia	9	10	—
Costa Rica	8	8	1
Panama	7	7	—
Guatemala	5	6	—
Dominican Republic	5	5	—
Trinidad	4	4	—
El Salvador	3	4	—
Honduras	3	3	—
Nicaragua	2	2	—
Jamaica	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	51	54	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We have purchased land and plan to open our ninth warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open in the spring of 2025. Once this new club is open, we will operate 55 warehouse clubs in total.
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

Although we have seen recent inflationary pressures subsiding, substantial product cost increases and commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events directly or indirectly related to COVID-19 resulted in market and supply-chain disruptions, which increased the complexity of managing our inventory flow and business and resulted in substantial inventory markdowns on certain non-food product categories in the third quarter of fiscal year 2022. In addition, shipping and freight rates increased dramatically during that time. While supply chains and transportation rates have normalized, we continue to work to hold down and/or mitigate the price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased merchandise throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the third quarter of fiscal year 2024, some markets, especially Colombia and Costa Rica, benefited from currency appreciation, which helped offset currency devaluations we experienced in some of the other countries. During the first nine months of fiscal year 2024 and 2023, approximately 79.5% and 78.8%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.1% and 48.6% consisted of sales of products we purchased in U.S. dollars for each period, respectively.
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
At times we face difficulties in the shipment and importation of merchandise to our warehouse clubs in certain markets, such as disputes with customs and tax authorities in Nicaragua which delayed the issuance of importation clearance in May 2023. We also continue to face the risk of political instability which may have significant effects on our business. For example, protestors set up roadblocks in Panama during October and November 2023 as a reaction to an agreement between the Panamanian government and a mining company, disrupting traffic to our clubs throughout most of the market. Roadblocks in Guatemala in October 2023 relating to election protests also limited access to certain of our warehouse clubs. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Nicaragua and Honduras experienced anti-government protests in 2019; Costa Rica also had a general strike against tax reform measures that significantly impeded regular economic activity in 2018.
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

Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. Nevertheless, in the fourth quarter of fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute. To address the inherent risk of operating in a country in which tax legislation changes can significantly impact our low margin business model and in which our ability to successfully appeal the application of these taxes is limited, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment. These and other challenges may persist or become more acute and could have a material adverse effect on our business and results of operations.
Periodically, we experience a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This can and has impeded our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products and to otherwise redeploy these funds in our Company. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of May 31, 2024 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $41.6 million, a decrease of $58.9 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
During the third quarter of fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of May 31, 2024, our Honduran subsidiary had approximately $19.0 million of cash and cash equivalents and short-term investments denominated in Honduran lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
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
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently remodeling our clubs in San Pedro Sula, Honduras; Santiago, Dominican Republic; and Port of Spain, Trinidad and Tobago. We are also currently expanding our clubs in San Salvador, El Salvador; Liberia, Costa Rica; and Portmore, Jamaica. We've recently entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We have also completed the purchase of our Via Brasil club in Panama, which is the club with the highest sales volume in our Panama market. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have plans to open a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica, in the spring of 2025. Our distribution network currently consists of major distribution centers in Miami and Costa Rica, complemented by varying distribution facilities in other markets. Based on our experience with the Costa Rica distribution center, we believe that investing in similar distribution centers in other major markets will play a strategic role in a variety of ways. In October 2023, we relocated our distribution center in Panama, increasing the square footage which we believe will allow us to drive more efficiencies within our distribution network. We have also signed a lease agreement for a distribution center in Guatemala.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. We have increased this fee by $5 in most countries during the first nine months of fiscal year 2024 and will complete the remaining planned increases by the end of the fiscal year. A larger membership base and higher membership fee contribute to the bottom line of the business and can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Net merchandise sales. Recent examples of enhancements we have made to the value of membership include: additional services, such as the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in our clubs; and the implementation and expansion of our Well-being initiative, which offers optical services with free eye exams for our Members and additional members of their families and lower prices on discounted eyeglass frames, audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, pharmacies. Another way we enhance Membership value is by offering private label merchandise under the “Member’s Selection®” brand, which is available only to PriceSmart Members. We believe the “Member’s Selection®” brand carries goodwill and is recognized in our markets for value. Private label products also provide the opportunity to source quality items locally. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. During the first nine months of fiscal year 2024, our private label sales represented 27.4% of total merchandise sales, which increased from 26.0% in the same period of fiscal year 2023, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers in our markets for convenience. As a result, we continue to improve the functionality and content of PriceSmart.com and to expand our product offerings available online. We also build and apply technological tools to continue to learn more about and strengthen our relationships with each of our Members. Using data analytics, which allow us to better identify Member preferences, we believe we have been able to provide our Members with enhancements to the membership experience and our merchandise procurement. PriceSmart.com provides the opportunity for us to continually strengthen and expand the scope of our relationship with each Member and offer incremental products and services in the future. Our PriceSmart.com offering provides data that informs us regarding the potential viability of new clubs in new areas and offers us options to serve and expand into new markets without the need for a traditional brick & mortar club location. In the third quarter of fiscal year 2024, we began a country by country roll out of our new website platform. This platform will allow us to better tailor delivery zones and services for our Members, update inventory availability more quickly, improve product discovery and reduce friction in the shopping experience. We also invest in technology to capture operational efficiencies and enhance our decision-making for the dynamic environments in which we do business.
Financial highlights for the third quarter of fiscal year 2024 included:
•Total revenues increased 12.1% over the comparable prior-year period.
•Net merchandise sales increased 11.6% over the comparable prior-year period. We ended the quarter with 54 warehouse clubs compared to 51 warehouse clubs at the end of the third quarter of fiscal year 2023. Net merchandise sales - constant currency increased 9.1% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended June 2, 2024 increased 7.8%. Comparable net merchandise sales - constant currency for the 13 weeks ended June 2, 2024 increased 5.6%.
•Membership income for the third quarter of fiscal year 2024 increased 15.2% to $19.3 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 13.5% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.6%, an increase of 30 basis points or 0.3% from the same period in the prior year.
•Selling, general and administrative expenses increased 13.4% compared to the third quarter of fiscal year 2023, primarily due to higher compensation, professional fees and depreciation expense.
•Operating income for the third quarter of fiscal year 2024 was $49.9 million, an increase of 15.9%, or $6.9 million, compared to the third quarter of fiscal year 2023.
•We recorded a $2.9 million net loss in total other expense in the third quarter of fiscal year 2024 compared to a $1.5 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in interest expense of $0.8 million, driven by increased interest expense on hedged loans as well as lower interest income of $0.6 million, comparatively, due to a decrease in investments of surplus cash.
•Our effective tax rate increased in the third quarter of fiscal year 2024 to 30.8% from 28.9% in the third quarter of fiscal year 2023. The increase in the effective tax rate is primarily related to the provision adjustment due to cost savings for CEO compensation offset by asset write downs in the prior year.
•Net income for the third quarter of fiscal year 2024 was $32.5 million, or $1.08 per diluted share, compared to $29.6 million, or $0.94 per diluted share, in the third quarter of fiscal year 2023.
•Adjusted net income for the third quarter of fiscal year 2024 was $32.5 million, or an adjusted $1.08 per diluted share, compared to adjusted net income of $32.5 million, or $1.04 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the third quarter of fiscal year 2024 was $71.0 million compared to $63.9 million in the same period last year.

Financial highlights for the nine months ended May 31, 2024 included:
•Total revenues increased 12.0% over the comparable prior-year period.
•Net merchandise sales increased 11.8% over the comparable prior-year period. We ended the first nine months of fiscal year 2024 with 54 warehouse clubs compared to 51 warehouse clubs at the end of the third quarter of fiscal year 2023. Net merchandise sales - constant currency increase 8.3% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 50 warehouse clubs that have been open for more than 13 ½ calendar months) for the 39 weeks ended June 2, 2024 increased 8.2%. Comparable net merchandise sales - constant currency for the 39 weeks ended June 2, 2024 increased 5.0%.
•Membership income for the first nine months of fiscal year 2024 increased 13.9% to $55.6 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.4% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales remained constant at 15.8% compared to the same period in the prior year.
•Selling, general and administrative expenses increased 11.5% compared to the first nine months of fiscal year 2023, primarily due to higher compensation, professional fees and depreciation expense.
•Operating income was $171.7 million, an increase of 12.7%, or $19.4 million, compared to the first nine months of fiscal year 2023.
•We recorded a $12.1 million net loss in total other expense in the first nine months of fiscal year 2024 compared to a $13.8 million net loss in total other expense in the same period last year. This decrease in total other expense was primarily due to an increase of $2.4 million in interest income comparatively, partially offset by an increase of $1.4 million in interest expense comparatively.
•Our effective tax rate decreased for the first nine months of fiscal year 2024 to 31.3% from 32.2% in the first nine months of fiscal year 2023. The decrease in the effective tax rate is primarily related to fewer valuation allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable.
•Net income for the first nine months of fiscal year 2024 was $109.8 million, or $3.62 per diluted share, compared to $93.8 million, or $3.01 per diluted share, in the comparable prior-year period.
•Adjusted net income for the first nine months of fiscal year 2024 was $109.8 million, or an adjusted $3.62 per diluted share, compared to adjusted net income of $106.1 million, or an adjusted $3.41 per diluted share, in the comparable prior-year period.
•Adjusted EBITDA for the first nine months of fiscal year 2024 was $232.9 million compared to $218.4 million in the same period last year.
Non–GAAP (Generally Accepted Accounting Principles) Financial Measures
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

Adjusted Net Income and Adjusted Net Income per Diluted Share
Adjusted net income and adjusted net income per diluted share are important measures used by management to compare the performance of our core operations between periods. We define adjusted net income as net income, as reported, adjusted for: separation costs associated with the departure of our former Chief Executive Officer, the write-off of certain VAT receivables following unfavorable court rulings, the write-off of certain Aeropost receivables, and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations. We note that no adjustments to net income or net income per diluted share have been made for the three-month and nine-month periods ended May 31, 2024.

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income as reported	$32,489	$29,572	$109,807	$93,824
Adjustments:
Separation costs associated with Chief Executive Officer departure (1)	—	—	—	7,747
VAT receivable write-off (2)	—	2,309	—	2,309
Aeropost-related write-offs (3)	—	661	—	2,786
Tax impact of adjustments to net income (4)	—	—	—	(550)
Adjusted net income	$32,489	$32,542	$109,807	$106,116

Net income per diluted share	$1.08	$0.94	$3.62	$3.01
Separation costs associated with Chief Executive Officer departure	—	—	—	0.23
VAT receivable write-off	—	0.08	—	0.08
Aeropost-related write-offs	—	0.02	—	0.09
Adjusted net income per diluted share	$1.08	$1.04	$3.62	$3.41
(1)    Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(2)    Reflects $2.3 million of VAT receivables deemed not recoverable and written off in the third quarter of fiscal year 2023 following unfavorable court rulings.
(3)    Reflects $2.8 million consisting of $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023 and $0.7 million of Aeropost-related write-offs in the third quarter of fiscal year 2023.
(4)    Reflects the tax effect of the above-mentioned adjustments.
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income; other income (expense), net; separation costs associated with Chief Executive Officer departure, the write-off of certain VAT receivables following unfavorable rulings, and Aeropost-related write-offs. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income as reported	$32,489	$29,572	$109,807	$93,824
Adjustments:
Interest expense	3,579	2,747	9,688	8,310
Provision for income taxes	14,483	12,019	49,895	44,647
Depreciation and amortization	21,129	17,821	61,114	53,264
Interest income	(2,521)	(3,161)	(8,612)	(6,260)
Other expense, net (1)	1,882	1,885	11,044	11,795
Separation costs associated with Chief Executive Officer departure (2)	—	—	—	7,747
Aeropost-related write-offs (3)	—	661	—	2,786
VAT receivable write-off (4)	—	2,309	—	2,309
Adjusted EBITDA	$71,041	$63,853	$232,936	$218,422
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and nine months ended May 31, 2024. Primarily consists of foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and nine months ended May 31, 2023.
(2)    Reflects $7.7 million of separation costs associated with the departure of our former Chief Executive Officer in February 2023.
(3)    Reflects $2.8 million consisting of $2.1 million of Aeropost-related write-offs in the first quarter of fiscal year 2023 and $0.7 million of Aeropost-related write-offs in the third quarter of fiscal year 2023.
(4)    Reflects $2.3 million of VAT receivables deemed not recoverable and written off in the third quarter of fiscal year 2023 following unfavorable court rulings.
Net Merchandise Sales – Constant Currency and Comparable Net Merchandise Sales – Constant Currency
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. We believe that constant currency is a useful measure, indicating the actual growth of our operations. When we use the term "net merchandise sales – constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Similarly, when we use the term "comparable net merchandise sales – constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales – constant currency results exclude the effects of foreign currency translation. Refer to “Management’s Discussion & Analysis – Net Merchandise Sales” and “Management’s Discussion & Analysis – Comparable Net Merchandise Sales” for our quantitative analysis and discussion. Reconciliations between net merchandise sales – constant currency and comparable net merchandise sales – constant currency and the most directly comparable GAAP measures are included where applicable.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023
The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2024 with the three-month and nine-month periods ended on May 31, 2023 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2024 and May 31, 2023:

	Three Months Ended
	May 31, 2024				May 31, 2023
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$730,022	61.1%	$73,303	11.2%	$656,719	61.4%
Caribbean	328,013	27.5	16,435	5.3	311,578	29.1
Colombia	136,496	11.4	34,530	33.9	101,966	9.5
Net merchandise sales	$1,194,531	100.0%	$124,268	11.6%	$1,070,263	100.0%

	Nine Months Ended
	May 31, 2024				May 31, 2023
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$2,183,189	60.8%	$227,752	11.6%	$1,955,437	60.9%
Caribbean	1,001,544	27.9	59,348	6.3	942,196	29.3
Colombia	405,728	11.3	91,636	29.2	314,092	9.8
Net merchandise sales	$3,590,461	100.0%	$378,736	11.8%	$3,211,725	100.0%
Comparison of Three and Nine Months Ended May 31, 2024 and 2023
Overall, total net merchandise sales grew by 11.6% for the third quarter and 11.8% for the nine-month period ended May 31, 2024. The third quarter increase resulted from a 9.4% increase in transactions and a 2.0% increase in average ticket. For the nine-month period, the increase resulted from a 9.2% increase in transactions and a 2.3% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 54 clubs in operation as of May 31, 2024 compared to 51 clubs as of May 31, 2023.
Net merchandise sales in our Central America segment increased 11.2% and 11.6% for the third quarter and nine-months ended May 31, 2024, respectively. These increases had a 690 basis points (6.9%) and 710 basis points (7.1%) positive impact on total net merchandise sales growth for the third quarter and nine-months ended May 31, 2024, respectively. We opened our third and fourth warehouse club in El Salvador in May 2023 and February 2024, respectively. We also opened our sixth warehouse club in Guatemala in November 2023.
Net merchandise sales in our Caribbean segment increased 5.3% and 6.3% for the third quarter and nine-months ended May 31, 2024, respectively. These increases had a 150 basis points (1.5%) and 180 basis points (1.8%) positive impact on total net merchandise sales growth for the third quarter and nine-months ended May 31, 2024, respectively. All of our markets in this segment had positive net merchandise sales growth.

Net merchandise sales in our Colombia segment increased 33.9% and 29.2% for the third quarter and the nine-months ended May 31, 2024, respectively. These increases had a 320 basis points (3.2%) and 290 basis points (2.9%) positive impact on total net merchandise sales growth for the third quarter and nine-months ended May 31, 2024, respectively. The primary driver of the increased sales for the quarter and nine-months ended was due to the significant appreciation of the Colombian peso, which has positively impacted reported sales in the three and nine-months ended May 31, 2024, when compared to the comparable prior year period. We added one new club to the segment when compared to the comparable prior-year period. We opened our tenth warehouse club in Colombia in September 2023.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and nine-month periods ended May 31, 2024. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended May 31, 2024
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$730,022	$715,191	$14,831	11.2%	8.9%	2.3%
Caribbean	328,013	337,378	(9,365)	5.3	8.3	(3.0)
Colombia	136,496	114,680	21,816	33.9	12.5	21.4
Consolidated total	$1,194,531	$1,167,249	$27,282	11.6%	9.1%	2.5%

	Nine Months Ended May 31, 2024
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$2,183,189	$2,113,029	$70,160	11.6%	8.1%	3.5%
Caribbean	1,001,544	1,023,233	(21,689)	6.3	8.6	(2.3)
Colombia	405,728	342,776	62,952	29.2	9.1	20.1
Consolidated total	$3,590,461	$3,479,038	$111,423	11.8%	8.3%	3.5%
Overall, the effects of currency fluctuations within our markets had approximately $27.3 million and $111.4 million, or 250 basis points (2.5%) of positive impact and 350 basis points (3.5%) of positive impact on net merchandise sales for the quarter and nine-months ended May 31, 2024, respectively.
Currency fluctuations had a $14.8 million and $70.2 million, or 230 basis points (2.3%) and 350 basis points (3.5%), positive impact on net merchandise sales in our Central America segment for the quarter and nine-months ended May 31, 2024. These currency fluctuations contributed approximately 140 basis points (1.4%) and 220 basis points (2.2%) of the positive impact on net merchandise sales for the quarter and nine-months ended May 31, 2024. The Costa Rica colón appreciated significantly against the dollar when compared to the same three-month and nine-month period a year ago, and was a significant factor in the contribution to the favorable currency fluctuations in this segment.

Currency fluctuations had a $9.4 million and $21.7 million, or 300 basis points (3.0%) and 230 basis points (2.3%), negative impact on net merchandise sales in our Caribbean segment for the quarter and nine-months ended May 31, 2024. These currency fluctuations contributed approximately 90 basis points (0.9%) and 70 basis points (0.7%) of negative impact on total net merchandise sales growth for the quarter and nine-months ended May 31, 2024. This negative impact was primarily driven by the devaluation of the Dominican Peso as compared to the same three and nine-month periods a year ago.
Currency fluctuations had a $21.8 million and $63.0 million, or 2,140 basis points (21.4%) and 2,010 basis points (20.1%), positive impact on net merchandise sales in our Colombia segment for the quarter and nine-months ended May 31, 2024. These currency fluctuations contributed approximately 200 basis points (2.0%) of the total positive impact on total net merchandise sales for the quarter and nine-months ended May 31, 2024.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close of a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our warehouse clubs opened during fiscal year 2023 and three of our clubs opened during fiscal year 2024 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 50 warehouse clubs for the thirteen and thirty-nine-week periods ended June 2, 2024.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and thirty-nine-week periods ended June 2, 2024 and June 4, 2023 compared to the prior year:

	Thirteen Weeks Ended
	June 2, 2024	June 4, 2023
	% Increase in Comparable Net Merchandise Sales	% Increase/(Decrease) in Comparable Net Merchandise Sales
Central America	7.4%	11.0%
Caribbean	5.0	4.2
Colombia	19.4	(15.2)
Consolidated comparable net merchandise sales	7.8%	5.8%

	Thirty-Nine Weeks Ended
	June 2, 2024	June 4, 2023
	% Increase in Comparable Net Merchandise Sales	% Increase/(Decrease) in Comparable Net Merchandise Sales
Central America	8.2%	10.7%
Caribbean	5.8	5.9
Colombia	15.7	(13.0)
Consolidated comparable net merchandise sales	8.2%	6.5%
Comparison of Thirteen and Thirty-Nine-Week Periods Ended June 2, 2024 and June 4, 2023
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended June 2, 2024 increased 7.8%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine week period ended June 2, 2024 increased 8.2%.

Comparable net merchandise sales in our Central America segment increased 7.4% and 8.2% for the thirteen-week and thirty-nine period ended June 2, 2024, respectively. With the exception of El Salvador, all of our markets in Central America had positive comparable net merchandise sales growth for the thirteen-week and thirty-nine week periods ended June 2, 2024. El Salvador opened two new clubs in May 2023 and February 2024, respectively, that have not entered into the calculation of comparable net merchandise sales and which contributed to the transfer of sales from the existing clubs included in the comparable net merchandise sales calculation to the new clubs not yet included. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 450 basis points (4.5%) and 500 basis points (5.0%) of positive impact in total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended June 2, 2024, respectively.
Comparable net merchandise sales in our Caribbean segment increased 5.0% and 5.8% for the thirteen-week and thirty-nine week periods ended June 2, 2024, respectively. These increases contributed approximately 140 basis points (1.4%) and 170 basis points (1.7%) of positive impact on total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended June 2, 2024, respectively.
Comparable net merchandise sales in our Colombia segment increased 19.4% and 15.7% for the thirteen-week and thirty-nine week periods ended June 2, 2024, respectively. These increases contributed approximately 190 basis points (1.9%) and 150 basis points (1.5%) of positive impact in total comparable merchandise sales for the thirteen-week and thirty-nine week periods ended June 2, 2024, respectively. The increase in Colombia during the thirteen-week and thirty-nine week periods was primarily due to the foreign currency appreciation.
When we use the term "comparable net merchandise sales – constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales – constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen-week and thirty-nine week periods ended June 2, 2024:

	Thirteen Weeks Ended June 2, 2024
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	7.4%	5.2%	2.2%
Caribbean	5.0	8.0	(3.0)
Colombia	19.4	0.5	18.9
Consolidated comparable net merchandise sales	7.8%	5.6%	2.2%

	Thirty-Nine Weeks Ended June 2, 2024
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth/(Decline)	% Impact of Foreign Currency Exchange
Central America	8.2%	4.7%	3.5%
Caribbean	5.8	8.1	(2.3)
Colombia	15.7	(2.4)	18.1
Consolidated comparable net merchandise sales	8.2%	5.0%	3.2%
    Overall, the mix of currency fluctuations within our markets had 220 basis points (2.2%) of positive impact and 320 basis points (3.2%) of positive impact on comparable net merchandise sales for the thirteen-week and thirty-nine week periods ended June 2, 2024.

Currency fluctuations within our Central America segment accounted for approximately 130 basis points (1.3%) and 210 basis points (2.1%) of positive impact on total comparable merchandise sales for the thirteen-week and thirty-nine week periods, respectively. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same periods last year.
Currency fluctuations within our Caribbean segment accounted for approximately 80 basis points (0.8%) and 70 basis points (0.7%) of negative impact on total comparable merchandise sales for the thirteen-week and thirty-nine week periods, respectively. Our Dominican Republic market experienced currency devaluation when compared to the same periods last year.
Currency fluctuations within our Colombia segment accounted for approximately 170 basis points (1.7%) and 180 basis points (1.8%) of positive impact on total comparable merchandise sales for the thirteen-week and thirty-nine week periods, respectively. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same periods a year ago.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	May 31, 2024					May 31, 2023
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$11,114		$988	9.8%	1.5%	$10,126
Membership income - Caribbean	4,998		567	12.8	1.5	4,431
Membership income - Colombia	3,167		989	45.4	2.3	2,178
Membership income - Total	$19,279	38.6%	$2,544	15.2%	1.6%	$16,735	38.9%

	Nine Months Ended
	May 31, 2024					May 31, 2023
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$32,128		$2,624	8.9%	1.5%	$29,504
Membership income - Caribbean	14,419		1,235	9.4	1.4	13,184
Membership income - Colombia	9,019		2,901	47.4	2.2	6,118
Membership income - Total	$55,566	32.4%	$6,760	13.9%	1.5%	$48,806	32.0%

Number of accounts - Central America	1,048,736		61,711	6.3%		987,025
Number of accounts - Caribbean	479,564		16,930	3.7		462,634
Number of accounts - Colombia	343,224		7,053	2.1		336,171
Number of accounts - Total	1,871,524		85,694	4.8%		1,785,830
Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
The number of Member accounts as of May 31, 2024 was 4.8% higher than the number of accounts as of May 31, 2023. Membership income increased 15.2% and 13.9% over the three and nine-month periods ended May 31, 2024, respectively, compared to the same prior-year periods.

Membership income increased in all of our segments in the three and nine-month periods ended May 31, 2024. The consolidated increase in membership income is primarily due to an increase in the membership base since the comparable prior-year period and the $5 increase to our membership fee in most markets during the first nine months of fiscal year 2024. In our Central America segment, membership income increased compared to the third quarter of fiscal year 2023, attributable to the opening of two new clubs. Similarly, in the Caribbean segment, membership income rose compared to the same period of fiscal year 2023, primarily attributable to the $5 increase to our membership fee. In the Colombia segment, membership income increased compared to the third quarter of fiscal year 2023 due to the appreciation of the Colombian peso against the U.S. dollar and the opening of a new club. Additionally, all of our segments have increased their membership base since August 31, 2023.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75 to $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 11.0% of our total membership base as of May 31, 2024, an increase from 8.6% as of May 31, 2023. Platinum Members tend to have higher renewal rates than our Diamond Members.
Our trailing twelve-month renewal rate was 88.1% and 87.1% for the periods ended May 31, 2024 and May 31, 2023, respectively. This compares to a trailing twelve-month renewal rate of 86.9% for the period ended August 31, 2023.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2024			May 31, 2023
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$3,418	$664	24.1%	$2,754
Rental income	614	59	10.6	555
Other revenue	$4,032	$723	21.8%	$3,309

	Nine Months Ended
	May 31, 2024			May 31, 2023
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$9,949	$2,178	28.0%	$7,771
Rental income	1,771	111	6.7	1,660
Other revenue	$11,720	$2,289	24.3%	$9,431
Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
The primary driver of the increase in other revenue for the three and nine-months ended May 31, 2024 was an increase in Miscellaneous income primarily driven by an increase in incentive fee revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior year period.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2024	May 31, 2023	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,194,531	$1,070,263	$124,268
Total gross margin	$185,810	$163,650	$22,160
Total gross margin percentage	15.6%	15.3%	0.3%

Revenues
Total revenues	$1,229,428	$1,096,654	$132,774
Percentage change from prior period			12.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase	7.8%	5.8%	2.0%

Total revenue margin
Total revenue margin	$209,772	$184,060	$25,712
Total revenue margin percentage	17.1%	16.8%	0.3%

Selling, general and administrative
Selling, general and administrative	$159,863	$141,008	$18,855
Selling, general and administrative percentage of total revenues	13.0%	12.9%	0.1%

Operational data
Adjusted EBITDA (1)	$71,041	$63,853	$7,188
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	May 31, 2024	% of Total Revenue	May 31, 2023	% of Total Revenue
Operating income by segment
Central America	$54,874	4.5%	$46,023	4.2%
Caribbean	22,915	1.9	21,184	1.9
Colombia	3,289	0.3	2,961	0.3
United States	1,636	0.1	4,066	0.4
Reconciling Items (1)	(32,805)	(2.7)	(31,182)	(2.9)
Operating income - Total	$49,909	4.1%	$43,052	3.9%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2024	May 31, 2023	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$3,590,461	$3,211,725	$378,736
Total gross margin	$566,327	$508,582	$57,745
Total gross margin percentage	15.8%	15.8%	—%

Revenues
Total revenues	$3,687,853	$3,293,649	$394,204
Percentage change from prior period			12.0%

Comparable net merchandise sales
Total comparable net merchandise sales increase	8.2%	6.5%	1.7%

Total revenue margin
Total revenue margin	$635,056	$567,973	$67,083
Total revenue margin percentage	17.2%	17.2%	—%

Selling, general and administrative
Selling, general and administrative	$463,316	$415,594	$47,722
Selling, general and administrative percentage of total revenues	12.6%	12.6%	—%

Operational data
Adjusted EBITDA (1)	$232,936	$218,422	$14,514
Warehouse clubs at period end	54	51	3
Warehouse club sales floor square feet at period end	2,646	2,524	122
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2024	% of Total Revenue	May 31, 2023	% of Total Revenue
Operating income by segment
Central America	$173,086	4.7%	$152,786	4.6%
Caribbean	72,965	2.0	71,161	2.2
Colombia	11,498	0.3	12,491	0.4
United States	19,481	0.5	24,622	0.7
Reconciling Items (1)	(105,290)	(2.8)	(108,681)	(3.3)
Operating income - Total	$171,740	4.7%	$152,379	4.6%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	May 31, 2024	% of Total Revenue	May 31, 2023	% of Total Revenue
Warehouse club and other operations	$119,053	9.7%	$106,172	9.7%
General and administrative	40,434	3.3	34,343	3.1
Pre-opening expenses	26	—	495	0.1
Loss (gain) on disposal of assets	350	—	(2)	—
Total Selling, general and administrative	$159,863	13.0%	$141,008	12.9%

	Nine Months Ended
	May 31, 2024	% of Total Revenue	May 31, 2023	% of Total Revenue
Warehouse club and other operations	$346,792	9.5%	$306,694	9.3%
General and administrative	114,682	3.1	100,274	3.0
Separation costs associated with Chief Executive Officer departure	—	—	7,747	0.3
Pre-opening expenses	970	—	584	—
Loss on disposal of assets	872	—	295	—
Total Selling, general and administrative	$463,316	12.6%	$415,594	12.6%
Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three and nine months ended May 31, 2024 was 15.6% and 15.8%, respectively, which was 30 basis points (0.3%) higher for the quarter and was unchanged for the nine-month period ended when compared to the prior-year periods. The increase in the three-month period ended May 31, 2024 was mainly due to general margin improvement across most of our sales categories, contributing 30 basis points (0.3%), and an increase of 10 basis points (0.1%) due to increased food service margins. These increases were partially offset by increases in demurrage and duties, freight, and fees costs which contributed negative 20 basis points (0.2%) when compared to the same period of the prior year.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased 30 basis points (0.3%) for the three-month period ended May 31, 2024, compared to the prior-year period, as the result of higher total gross margin percentage of 30 basis points (0.3%) and was unchanged for the nine-month period ended May 31, 2024 compared to the prior-year period.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, separation costs associated with the Chief Executive Officer departure, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $18.9 million for the third quarter of fiscal year 2024 compared to the prior-year period, and increased as a percentage of total revenues, increasing by 10 basis points (0.1%) to 13.0% of total revenue for the third quarter of fiscal year 2024 compared to 12.9% of total revenues for the third quarter of fiscal year 2023.

Selling, general and administrative expenses increased $47.7 million for the nine months of fiscal year 2024 compared to the prior year but remained flat at 12.6% as a percentage of total revenue compared to the first nine months of fiscal year 2023.
Warehouse club and other operations expenses as a percent of total revenues remained flat at 9.7% for the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023.
Warehouse club and other operations expenses increased to 9.5% of total revenues for the nine months ended May 31, 2024 compared to 9.3% for the prior-year period. This was primarily due to our Colombia market which increased 20 basis points (0.2%) as a percentage of revenue year over year due to the impact of the appreciation of the Colombian peso on our warehouse club and other operations expenses in Colombia. Additionally, we opened one new club in Colombia on the first day of fiscal year 2024.
General and administrative expenses increased to 3.3% of total revenues for the third quarter of fiscal year 2024 compared to 3.1% for the third quarter of fiscal year 2023. The 20 basis points (0.2%) increase is primarily due to investments in technology and an increase in compensation expense from stock grants to Executive Leadership.
General and administrative expenses increased to 3.1% of total revenues for the first nine months of fiscal year 2024 compared to 3.0% for the first nine months of fiscal year 2023. The 10 basis point (0.1%) increase is primarily due to investments in technology and an increase in compensation expense from stock grants to Executive Leadership.
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
Operating income in the third quarter of fiscal year 2024 increased to $49.9 million (4.1% of total revenue) compared to $43.1 million (3.9% of total revenue) for the same period last year. This reflects the increase in total revenue margin of 30 basis points (0.3%), offset by a 10 basis points (0.1%) decrease due to the deleveraging of selling, general and administrative expenses over the comparable prior-year period.
Operating income for the nine months ended May 31, 2024 increased to $171.7 million (4.7% of total revenue) compared to $152.4 million (4.6% of total revenue) for the same period last year.
Interest Income
Interest income represents the earnings generated from interest-bearing assets held by PriceSmart, Inc. and our wholly owned foreign subsidiaries. These assets include investments in fixed income securities and deposits held with financial institutions. The interest income is derived from the interest payments received on these assets, which serve to enhance our overall financial returns.

	Three Months Ended
	May 31, 2024		May 31, 2023
	Amount	Change	Amount
Interest income	$2,521	$(640)	$3,161

	Nine Months Ended
	May 31, 2024		May 31, 2023
	Amount	Change	Amount
Interest income	$8,612	$2,352	$6,260

Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
Net interest income decreased slightly for the three-month period ended May 31, 2024 when compared to the comparable prior-year period. Net interest income increased for the nine-month period ended May 31, 2024, primarily due to an increase in investments at higher yields when compared to the comparable prior-year period.
Interest Expense

	Three Months Ended
	May 31, 2024		May 31, 2023
	Amount	Change	Amount
Interest expense on loans	$2,939	$(213)	$3,152
Interest expense related to hedging activity	703	494	209
Less: Capitalized interest	(63)	551	(614)
Interest expense	$3,579	$832	$2,747

	Nine Months Ended
	May 31, 2024		May 31, 2023
	Amount	Change	Amount
Interest expense on loans	$8,702	$(168)	$8,870
Interest expense related to hedging activity	1,775	1,029	746
Less: Capitalized interest	(789)	517	(1,306)
Interest expense	$9,688	$1,378	$8,310

Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense increased for the three and nine-month periods ended May 31, 2024 primarily due to higher interest expense related to hedging activity and less capitalized interest when compared to the comparable prior year period.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	May 31, 2024			May 31, 2023
	Amount	Change	% Change	Amount
Other expense, net	$1,882	$(3)	(0.2)%	$1,885

	Nine Months Ended
	May 31, 2024			May 31, 2023
	Amount	Change	% Change	Amount
Other expense, net	$11,044	$(751)	(6.4)%	$11,795

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
Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
For the three and nine-months ended May 31, 2024, the primary driver of Other expense, net included $3.8 million and $9.8 million of transaction costs, respectively, in some of our countries with liquidity issues associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars. These costs were partially offset by a revaluation gain in Costa Rica of $2.5 million and $0.2 million, for the three and nine-months ended May 31, 2024, respectively, due to the impact of the foreign currency exchange rate fluctuations of the Costa Rican colón on our U.S. dollar monetary net assets in Costa Rica.
Provision for Income Taxes

	Three Months Ended
	May 31, 2024		May 31, 2023
	Amount	Change	Amount
Provision for income taxes	$14,483	$2,464	$12,019
Effective tax rate	30.8%		28.9%

	Nine Months Ended
	May 31, 2024		May 31, 2023
	Amount	Change	Amount
Provision for income taxes	$49,895	$5,248	$44,647
Effective tax rate	31.3%		32.2%
Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
For the three months ended May 31, 2024, the effective tax rate was 30.8% compared to 28.9% for the prior year period. The increase in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact of 1.3%, primarily related to foreign exchange in the current period and the write down of assets in the prior year; and
•A comparably unfavorable net tax impact from recurring items of 3.2%, primarily related to cost savings for CEO compensation that occurred in the prior year.
For the nine months ended May 31, 2024, the effective tax rate was 31.3% compared to 32.2% for the prior year period. The decrease in the effective tax rate versus the prior year was primarily attributable to the following factors:
•A comparably favorable net tax impact from items of 0.2%, primarily related to foreign exchange and to the non-recurrence of assets written down in the prior year; and
•A comparably favorable net tax impact from recurring items of 0.7%, primarily resulting from fewer valuation allowances on deferred tax assets from foreign tax credits that are no longer deemed recoverable.

Other Comprehensive Income

	Three Months Ended
	May 31, 2024			May 31, 2023
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$(4,791)	$(18,891)	(134.0)%	$14,100

	Nine Months Ended
	May 31, 2024			May 31, 2023
	Amount	Change	% Change	Amount
Other Comprehensive Income	3,912	$(22,071)	(84.9)%	$25,983
Comparison of Three and Nine Months Ended May 31, 2024 and May 31, 2023
Other comprehensive loss for the third quarter of fiscal year 2024 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the first nine months of fiscal year 2024, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Colombia and Costa Rica subsidiaries, partially offset by the devaluation of the local currencies against the U.S. dollar for our Dominican Republic subsidiary. Other comprehensive income for the nine-months ended May 31, 2024 of approximately $3.9 million was primarily the result of the comprehensive gain of $5.1 million from foreign currency translation adjustments partially offset by approximately $1.4 million related to unrealized losses on changes in the fair value of our derivative obligations.
LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consists of payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We also have returned cash to stockholders through a semiannual dividend, a one-time special dividend in the third quarter of fiscal year 2024, and by repurchasing shares of our common stock pursuant to the stock repurchase program we commenced in the fourth quarter of fiscal year 2023 and completed in the first quarter of fiscal year 2024. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2024	August 31, 2023
Amounts held by foreign subsidiaries	$110,890	$139,050
Amounts held domestically	29,452	113,152
Total cash and cash equivalents, including restricted cash	$140,342	$252,202

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2024	August 31, 2023
Amounts held by foreign subsidiaries	$99,904	$74,294
Amounts held domestically	—	16,787
Total short-term investments	$99,904	$91,081
As of May 31, 2024 and August 31, 2023, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.

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
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2024	May 31, 2023	Change
Net cash provided by operating activities	$165,754	$184,681	$(18,927)
Net cash used in investing activities	(149,379)	(197,814)	48,435
Net cash used in financing activities	(124,279)	(13,051)	(111,228)
Effect of exchange rates	(3,956)	11,183	(15,139)
Net decrease in cash and cash equivalents	$(111,860)	$(15,001)	$(96,859)
Net cash provided by operating activities totaled $165.8 million and $184.7 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. For the nine months ended May 31, 2024, cash provided by operating activities decreased primarily due to shifts in working capital generated from changes in our merchandise inventory and accounts payable positions, which contributed $35.8 million to the overall decrease. Additionally, a net change in our other various operating assets and liabilities contributed $7.8 million of additional cash used. This was partially offset by an increase in net income without non-cash items which contributed $24.6 million for the nine months ended May 31, 2024.
Net cash used in investing activities totaled $149.4 million and $197.8 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. The $48.4 million decrease in cash used in investing activities is primarily due to a $103.6 million increase in proceeds from settlements of short-term investments. This was partially offset by a $45.3 million increase in property and equipment expenditures to support growth of our real estate footprint and a $10.8 million increase in purchases of short-term investments, compared to the same nine-month period a year-ago. We opened three additional clubs during the first nine months of fiscal year 2024.
Net cash used in financing activities totaled $124.3 million and $13.1 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. The $111.2 million increase in cash used in financing activities is primarily the result of repurchases of treasury stock during the first nine months of fiscal year 2024, a special dividend payment in April of 2024, and lower proceeds from long-term bank borrowings compared to the same period a year ago.

The following table summarizes the dividends declared and paid during fiscal year 2024 and 2023 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
4/3/2024	$1.00	4/19/2024	4/30/2024	N/A	$1.00	N/A	N/A	N/A	N/A
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	N/A	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	N/A	$0.46	8/15/2023	8/31/2023	N/A	$0.46
On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024 to distribute excess cash to stockholders. The $1.00 per share special dividend is in addition to the Company’s annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share payable on August 30, 2024 to stockholders of record as of August 15, 2024. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $141.9 million for the nine months ended May 31, 2024, of which $61.6 million and $80.3 million were maintenance and growth expenditures, respectively. Capital expenditures for fiscal year 2023 were $142.5 million, of which $69.3 million and $73.2 million were maintenance and growth expenditures, respectively. In January 2024, the Company purchased its previously leased club building and land in Panama City, Panama for $33.0 million. The Company also purchased land located in Cartago, Costa Rica, where we plan to open our ninth warehouse club in Costa Rica. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of May 31, 2024, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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
We have reissued treasury shares as part of our stock-based compensation programs. During the nine months ended May 31, 2024, we reissued approximately 3,000 treasury shares.
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Number of common shares acquired	—	—	935,663	—
Average price per common share acquired	$—	$—	$74.13	$—
Total cost of common shares acquired	$—	$—	$69,362	$—
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

Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that in one country where it operates it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of May 31, 2024 and August 31, 2023, respectively, in this country.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the third quarter of fiscal year 2024 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2024 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three and nine-month periods ended May 31, 2024 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three and nine-month periods ended May 31, 2024 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and nine-month periods ended May 31, 2024 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”
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

The following table sets forth information on our common stock repurchase activity for the quarter ended May 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2024 - March 31, 2024	615	$84.00	—	$—
April 1, 2024 - April 30, 2024	764	81.58	—	—
May 1, 2024 - May 31, 2024	—	—	—	—
Total	1,379	$82.66	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

On April 12, 2024, Michael McCleary, our Executive Vice President and Chief Financial Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. McCleary’s Rule 10b5-1 Trading Plan provides for the sale of up to 12,000 shares of the Company's common stock by The McCleary Family Trust during the period beginning on July 23, 2024 and ending January 24, 2025.
On April 12, 2024, Francisco Velasco, our Executive Vice President – Chief Legal Officer, Chief Risk & Compliance Officer and Corporate Secretary, adopted a Rule 10b5-1 Trading Plan. Mr. Velasco’s Rule 10b5-1 Trading Plan provides for the sale of up to 2,795 shares of the Company's common stock during the period beginning on July 15, 2024 and ending July 15, 2025.
During the third quarter of fiscal year 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

PRICESMART, INC.

Date:	July 10, 2024	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	July 10, 2024	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)