Form 10-K
period 2024-08-31
PRICESMART INC
filed 2024-10-30
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $2,165,238,903 based on the last reported sale price of $84.14 per share on the NASDAQ Global Select Market on February 29, 2024.
As of October 25, 2024, 30,686,721 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 6, 2025 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2024
i

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.” Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
PART I
Item 1. Business
General
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and Colombia at operating standards as good as, or superior to, warehouse club operations in the United States.
As of August 31, 2024, we had 54 warehouse clubs in operation in Central America, the Caribbean and Colombia. We believe PriceSmart has become one of the most respected and trusted brands in the region. With nearly two million membership accounts and almost four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.
PriceSmart sources slightly more than half its merchandise from suppliers within the region, with the balance of merchandise sourced throughout the rest of the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and unique consumable and non-consumable products that are often not otherwise available in our markets.
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
PriceSmart seeks to provide the best working conditions possible for our almost 12,000 employees. We seek to provide safe and pleasant working environments for our employees, along with excellent pay and benefits, including healthcare and retirement benefits.

PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. In partnership with Price Philanthropies Foundation, PriceSmart provides school supplies to approximately 150,000 children, and eye exams to thousands of children through its Aprender y Crecer program. In addition, the newly created PriceSmart Foundation makes grants to support work force development, small business entrepreneurship and to improve the environment.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2023	Number of Warehouse Clubs in Operation as of August 31, 2024	Anticipated Warehouse Club Openings in Fiscal Year 2025
Colombia	9	10	—
Costa Rica	8	8	1
Panama	7	7	—
Guatemala	5	6	1
Dominican Republic	5	5	—
Trinidad	4	4	—
El Salvador	3	4	—
Honduras	3	3	—
Nicaragua	2	2	—
Jamaica	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	51	54	2
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We have purchased land and plan to open our ninth warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open in the spring of 2025. Additionally, we expect to formalize a land lease in the first quarter of fiscal year 2025 and build our seventh warehouse club in Guatemala, located in Quetzaltenango, approximately 122 miles west from the nearest club in the capital of Guatemala City. This club will be built on a four-acre property and is anticipated to open in the summer of 2025. Once these two new clubs are open, we will operate 56 warehouse clubs in total.
We also historically exported products to a retailer in the Philippines, but effective August 31, 2024, our business relationship with that retailer ceased, except for some outstanding merchandise orders to be fulfilled in fiscal year 2025. However, we are exploring expansion of our export business in other markets and recently began exporting to a retailer in the Bahamas.

Merchandising
A fundamental part of our value proposition is making available to our retail and business Members a selection of high-quality merchandise and services sourced within our region and from around the world, at lower prices than our competitors.
We offer merchandise and services in the following categories:
•Consumables, consisting primarily of groceries, cleaning supplies, and health and beauty aids, representing approximately 49% of our net merchandise sales;
•Fresh Foods, including meat, produce, deli, seafood and poultry, representing approximately 30% of our net merchandise sales;
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
Membership. Our membership provides a competitive advantage. Membership targets a desirable demographic with strong purchasing power. Data we can access about our Members not only provides better connectivity with our Members, but also enables us to identify and pursue additional opportunities to provide value for our Members. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 48 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. Membership fees were equal to approximately 1.6% of net merchandise sales and 34.1% of operating income in fiscal year 2024. Our Members can sign up for and renew their memberships online, which gives us another valuable digital touch point with them.
We continue to expand our product and services offerings to our Members. One of our primary initiatives is the expansion of our wellness services, which include our optical, pharmacy and audiology departments. As of August 31, 2024, we had 53 optical locations, 14 pharmacies and 29 audiology locations open. We expect to continue the rollout of audiology in fiscal year 2025. In addition, we expect to have pharmacies in substantially all clubs in Costa Rica, Panama and Guatemala by the end of fiscal year 2025. We believe that untapped opportunities exist to enhance the value of our membership further in various areas. We continue to explore opportunities to provide our Members with products and services that are particularly attractive to our unique membership base.
Business Members. Our product selection, larger pack sizes, and low prices appeal to both business and retail consumers. Business Members include a broad cross section of businesses such as restaurants, institutions, and other businesses that purchase products for resale and supplies used in their businesses. These business Members represent a significant source of sales and profit and provide purchasing volume that gives us better prices from our suppliers.
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
David N. Price was elected as a director of the Company in February 2022. He has been with the Company since July 2017 and was promoted to Executive Vice President and Chief Transformation Officer in July 2023. Mr. Price leads several important areas, including Information Technology, PriceSmart.com, and Payment Solutions and Services. Prior to his current role, he was the Executive Vice President and Chief of Staff to the Chairman of the Board and the Company's Interim Chief Executive Officer, Robert Price, from December 2022 to July 2023. Between August 2021 and December 2022, Mr. Price served as Vice President for Environmental and Social Responsibility. Before that, he was Vice President for Omnichannel Initiatives and Environmental and Social Responsibility. From August 2018 to August 2020, Mr. Price worked as a Director in our E-Commerce division. He holds a Master's degree in International Affairs from the University of California San Diego and a Bachelor of Science from the University of Southern California.
Francisco Velasco has been Executive Vice President - Chief Legal Officer, Registered In-House Counsel, Chief Risk & Compliance Officer and Corporate Secretary of the Company since May 2024. He served as Executive Vice President, General Counsel, Chief Ethics & Compliance Officer and Secretary of the Company from October 2016 to May 2024. Prior to joining PriceSmart, Mr. Velasco served as Division Counsel Latin America for AbbVie Inc., a publicly traded global biopharmaceutical company, and he held in-house legal roles at Abbott Laboratories, Hanes Brands Inc. and Sara Lee Corporation. He began his career in private practice specializing in the Latin America region.
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
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently remodeling our clubs in San Pedro Sula, Honduras and Santiago, Dominican Republic. In the fourth quarter of fiscal year 2024, we completed the remodel of our warehouse in Port of Spain, Trinidad and Tobago and the expansion of our warehouse club in Liberia, Costa Rica. We are also currently expanding our clubs in San Salvador, El Salvador and Portmore, Jamaica. During fiscal year 2024, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We also completed the purchase of the land and building for our Via Brasil club in Panama, which we previously leased. The Via Brasil club had the highest sales volume in our Panama market during fiscal year 2024. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have plans to open a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica, in the spring of 2025. Additionally, we expect to formalize a land lease in the first quarter of fiscal year 2025 and build our seventh warehouse club in Guatemala, in the city of Quetzaltenango, in the summer of 2025. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We expect to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in markets such as Panama, Guatemala, and Trinidad.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. We increased this fee by $5 in all but one market on a staggered basis in fiscal year 2024. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Net merchandise sales. Recent examples of enhancements we have made to the value of membership include: providing the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in our clubs; and the implementation and expansion of our Well-being initiative, which offers optical services with free eye exams for our Members and additional members of their families and lower prices on discounted eyeglass frames, audiology services with free hearing exams and deeply discounted hearing aids, and, in some of our markets, pharmacies. Another way we enhance Membership value is by offering private label merchandise under the “Member’s Selection®” brand, which is available only to PriceSmart Members. We believe the “Member’s Selection®” brand carries goodwill and is recognized in our markets for value. Private label products also provide the opportunity to source quality items locally. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. In fiscal year 2024, our private label sales represented 27.6% of total merchandise sales, up from 26.3% for fiscal year 2023, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers to control their shopping experience. Consumers are more engaged than ever before and want access 24 hours a day and 7 days a week. We’ve continued to tailor our digital experience to match this expectation and meet our Members when and where they want to shop. In fiscal year 2024, we completed a country by country roll out of our new PriceSmart.com website and mobile application (Android and iOS) to complement our in-club shopping. The website and app use a MACH or headless architecture, which is designed for speed and scalability. We can now build and release new Member facing digital experiences without a full, end to end, technology redevelopment. This provides us the opportunity to continually strengthen and expand the scope of our relationship with each Member and offer new products and services in the future. Additionally, we can strengthen our data analytics around Member behavior on the website and app to better serve their preferences. Identification of delivery service areas, patterns in site searches, most viewed items and segmented homepage offerings are a few examples of the capabilities we now have through our investment in the digital experience for the Member. We are also continually finding ways to deploy technology that improves efficiency. For example, we have and will continue to enhance our order picking technology to reduce the time it takes to fulfill an order for the Member. This allows us to meet our Member's service expectations and expand our capacity for more orders.
Distribution Efficiency
We have always believed that distribution efficiency is fundamental for success in selling merchandise in our traditional clubs, and in today’s world, this principle holds true for purchases made online. Because PriceSmart sources merchandise from all over the world and especially in the United States, and because we are doing business in countries where infrastructure—roads and ports—is not as developed as in the United States, distribution efficiency is even more significant for us. Our ability to move products efficiently and in a timely manner from the suppliers to our Members is key to the cost structure of our business and, consequentially, to how low we can price our products for our Members.
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
In addition to our Miami distribution facility, we have a large regional distribution center located in the metropolitan area of San Jose, Costa Rica. This 165,000 square foot facility distributes both dry and refrigerated products primarily to PriceSmart clubs in Costa Rica and also ships some products to other clubs in Central America. In October 2023, we relocated our distribution center in Panama City, Panama to an approximately 120,000 square foot leased building that serves as a distribution center for our warehouse clubs in Panama. This distribution center operates in a similar way to our distribution center in Costa Rica. Lastly, the Company has signed one promissory lease agreement for a future distribution center in Guatemala. In the third quarter of fiscal year 2024, we started using distribution centers run by a third party in four different markets, Guatemala, Honduras, Nicaragua and El Salvador. These new distribution centers are part of our strategy to streamline a portion of our logistics network and, together with our plans to implement origin consolidation, we believe we will be able to lower freight costs, reduce transit time, and improve working capital by accelerating our sales conversion cycle in fiscal year 2025.
PriceSmart's Membership Policy
We offer three types of memberships: Diamond, Business and Platinum.
The Diamond Membership is targeted at individuals and families. The annual fee for a Diamond Membership (entitling Members to two cards), in most markets as of August 31, 2024 was approximately $40 (excluding tax).
The Company currently offers the Platinum Membership program in all thirteen of its markets, which entitles Members to two cards. The annual fee for a Platinum Membership in most markets is approximately $80 (excluding tax). The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. Platinum Members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Any rebate amount not redeemed by August 31 is recognized as breakage revenue.

We promote our Business and Business Platinum Memberships by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. In most markets, our Business Members pay an annual membership fee of approximately $40, or approximately $80 for Business Platinum, for a primary and secondary membership card and approximately $15 for additional add-on membership cards. Only businesses can qualify for a Business Membership, which permits up to three additional members.
Following many years where our annual membership fee for two cards has been $35 in most markets ($75 for Platinum), we recently decided to raise our fee by $5 in all but one market for all membership types. These fee increases took place on a staggered basis in most countries during fiscal year 2024.
Members can sign-up and renew their memberships as well as choose auto-renewal online.
We recognize membership income over the 12-month term of the membership. Deferred membership income was $36.2 million and $31.1 million as of August 31, 2024 and August 31, 2023, respectively. Our membership agreements provide that if our Members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60 day period, Members may receive a refund for the prorated share of their remaining membership fee if they so request.
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
Our Competition
Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, shopping convenience and the overall shopping experience we offer. We also prioritize above all the safety of our Members and our employees. Some of our competitors may have greater resources, buying power and name recognition. In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format. It is possible that additional warehouse club operators may decide to enter our markets and compete more directly with a similar warehouse club format. We also face competition from online retailers, such as AmazonGlobal and Mercado Libre in Colombia, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future. Lastly, we face competition from wholesalers selling food and/or general merchandise, which more directly competes with our business-to-business sales.

Human Capital
As of August 31, 2024, we had approximately 12,000 employees. Approximately 96% of our employees were employed outside of the United States, and about 1,900 employees were represented by labor unions.
Developing a Diverse Workforce Representative of Our Markets
Fundamental to our mission is the ability to attract, retain, and develop a diverse workforce representative of the countries in which we operate. We are proud to hire from the local communities where we operate, which then enhances our understanding of the operating environment and legal framework of each country, so we can better serve our Members. We believe we provide our employees with excellent wages, as well as comprehensive benefit programs, which generally include life and health insurance and post-employment savings plans. We also seek to identify opportunities to support local businesses and communities, with the goal of improving the quality of life in the countries where we operate.
Talent Development and Learning
Providing employees with equal opportunities for development is a key focus for PriceSmart, and we strive to provide opportunities for each team member to learn and grow. We believe a focus on talent development leads to long-serving, loyal employees, which improves efficiencies in our operations, thus resulting in higher quality service to our Members. In fiscal year 2024, we held more than 6,400 corporate talent development learning sessions, which included general leadership training. We provided specialized training in developing a “member-centric mindset” to over 2,100 employees, as well as courses on emotional intelligence and psychological safety. In addition, we offer a robust range of courses in technical and language skills, as well as instruction in wellness and valuable “life tools,” such as the principles of managing personal or household finances, raising resilient children, and how to maintain healthy boundaries and a good work-life balance.

We also seek to promote from within, allowing us to develop the leadership strengths of our employees to provide a better overall customer experience for our Members.
Engaging Our Team through Internal Events – Diversity & Inclusion
We strive to create a work environment that fosters a sense of belonging, inclusion, growth and engagement for all our team members. Each month we facilitate a wide range of activities in the countries we operate in, including celebrations of birthdays and work anniversaries, volunteering, employee appreciation, health and wellness events, and recreational opportunities such as futbol (soccer) games and 5K runs. We also send company-wide communications to celebrate events that recognize diversity and cultural heritage and educate team members about the history and significance of these events.
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
Other Information
PriceSmart, Inc. was incorporated in the State of Delaware in 1994. Our principal executive offices are located at 9740 Scranton Road, San Diego, California 92121. Our telephone number is (858) 404-8800. Our website home page on the internet is www.pricesmart.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Available Information
The PriceSmart, Inc. investor relations website or internet address is https://investors.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2024 at the internet address https://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.
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
•political instability, such as anti-government protests in Panama and Guatemala in 2023 and civil unrest in Colombia in 2022 and 2021;
•product registration, permitting and regulatory compliance;
•volatility in foreign currency exchange rates;
•limitations on our ability to convert foreign currencies;
•general economic and business conditions;
•pandemics; and
•interruption of our supply chain.
These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations. For example, the Colombian peso exchange rate with the U.S. dollar devalued approximately 15% on average throughout fiscal year 2023 compared to fiscal year 2022, reducing our U.S. dollar value of sales and negatively affecting overall demand for our merchandise in Colombia during that year. In order to mitigate the significant price increase to our Members that would be required to maintain our target margins, we absorbed the increase in the costs of goods resulting from the devaluation and we took pricing actions on certain product categories that reduced our Total gross margin during that period until the exchange rate normalized and we were able to return to a more normalized margin profit. However, if the Colombia peso were to weaken again and we were to again absorb the costs of the devaluation or take pricing actions to lower the cost to our Members to mitigate a decrease in demand, consolidated Total gross margins could be negatively impacted. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from our non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition.

Our business depends heavily on the uninterrupted operation of our distribution facilities located in Miami, Florida and San Jose, Costa Rica, our warehouse clubs located in Colombia, Central America and the Caribbean, and our headquarters and buying operations in San Diego, California. Our operations were disrupted by the COVID-19 pandemic and actions government authorities in our markets took to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures. The pandemic also resulted in delays or difficulty sourcing products and threatened the health of our employees and Members. Pandemics or events of this sort have had, and may have in the future, an adverse effect on our business.
Political and other factors in each of our markets may have significant effects on our business. For example, protestors set up roadblocks in Guatemala in October 2023 general elections. In addition, protestors set up roadblocks in Panama in October and November 2023 disrupting traffic to our clubs throughout most of the market as a reaction to an agreement between the Panamanian government and a mining company. Civil unrest in Colombia paralyzed significant portions of the country’s infrastructure as roadblocks and riots disrupted normal economic activity during the third quarter of fiscal year 2021. Austerity and tax reform measures for Colombia and other Latin American countries with high national debt levels and income disparity pose a risk for political instability.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For more information about the lack of U.S. dollar availability risks we face, see "Financial and Accounting Risks – We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars."
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
Sales of food and groceries are especially sensitive to general changes in economic conditions. Economic conditions in our markets can be adversely affected by contractions in financial markets, increased governmental ownership or regulation of the economy, higher interest rates, high rates of inflation or deflation, higher fuel prices, increased barriers to entry such as higher tariffs and taxes, and other macroeconomic factors.
The economic factors that affect our operations may also adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us.
Our profitability is vulnerable to cost increases.
Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to help offset inflation as well as currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Although we have seen recent inflationary pressures subsiding, substantial product cost increases and commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.
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

In the countries in which we operate, we do not currently face direct competition from membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart Inc. in Central America and Grupo Éxito and Cencosud in Colombia. We have noted that certain retailers are making investments in upgrading their locations or opening of new stores which may result in increased competition. Further, it is possible that other warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. Our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.
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
Although online sales are currently a smaller proportion of total sales in our markets for the types of merchandise we offer than in the U.S., online shopping is becoming more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve. While major international online retailers have not established a significant penetration in any of our markets, AmazonGlobal continues to expand its online marketplace and ships into most of our markets. However, other regional online retailers, such as MercadoLibre, have continued to increase their presence in our markets. In the case of Rappi in Colombia, we have a partnership with them in which our Members can use their platform to place online orders; however, this may not be the case for other online retailers. It is possible that Amazon or other major international retailers will establish a direct presence, or smaller regional companies will increase their penetration of online shopping. In either case, sales through our online platform or warehouse clubs could be adversely affected.
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
•the possibility of business interruption due to transportation and port strikes;
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
We currently have unionized employees in three of our markets (Trinidad, Barbados and Panama), and our operations depend on shipping, trucking, ports and other elements of the supply chain that often rely on unionized labor. A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. For example, while it did not impact our export activities, we experienced a brief disruption to the flow of imported merchandise into our Miami distribution center operations because of the U.S. dockworkers strike in October 2024. A lengthy work stoppage or significant limitation on operations could have a substantial adverse effect on our financial condition and results of operations.
Risks Associated with Our Business Strategy and Operations
Any failure by us to manage our widely dispersed operations could adversely affect our business.
As of August 31, 2024, we had 54 warehouse clubs in operation, located in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, operating controls, inventory, and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any failure of our systems or our inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

We depend on maintaining and expanding our membership base, and any harm to our relationship with our Members could have a material adverse effect on our business, net sales and results of operations.
Our membership provides a competitive advantage. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 48 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. The extent to which we achieve growth in our membership base and sustain high renewal rates materially influences our profitability. Further, our net sales are directly affected by the number of membership cardholders, the frequency with which our Members shop at our clubs and online and the amount they spend, which means the loyalty and enthusiasm of our Members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our existing Members or our ability to continue to attract new Members could materially adversely affect our net sales, membership fee income and results of operations.
Factors that could adversely affect our relationship with our Members include: our failure to provide good value to Members on the goods and services we offer; our failure to provide the expected quality of merchandise; our failure to offer the right mix of merchandise; events that harm our reputation or the reputation of our “Member’s Selection®” brand; our failure to provide convenience online and in-store shopping; increases to our membership fees; and increased competition.
We might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with Members, demand for our products and market share.
Our success depends, in part, on our ability to identify and respond to trends in demographics and changes in consumer preferences for merchandise. It is difficult to consistently and successfully predict the products and services our Members will demand. Failure to timely identify or respond effectively to changing consumer tastes, preferences or spending patterns could adversely affect our relationship with our Members, the demand for our products and our market share. If we are not successful at predicting sales trends and adjusting purchases accordingly, we might have too much or too little inventory of certain products. If we buy too much of a product, we might be required to reduce prices or otherwise liquidate the excess inventory, which could have an adverse effect on margins (net sales less merchandise costs) and operating income. If we do not have sufficient quantities of a popular product, we might lose sales and profits we otherwise could have made. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy, data-driven technologies such as artificial intelligence, and data security, as well as customer expectations around data collection, retention, and use.
Future sales growth depends, in part, on our ability to successfully open new warehouse clubs in our existing and new markets.
Sales growth at existing warehouse clubs can be impacted by, among other things, the physical limitations of the warehouse clubs, which restrict the amount of merchandise that can be safely stored and displayed in the warehouse clubs and the number of Members that can be accommodated during business hours. As a result, sales growth will depend, in part, upon our acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, we compete with other retailers and businesses for suitable locations. Additionally, local land use, environmental and other regulations restricting the construction and operation of our warehouse clubs may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouse clubs. We have experienced these limitations in Colombia, primarily in Bogotá, and in some of our other existing markets, which has negatively affected our growth rates in those markets. Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by us could have a material adverse effect on the future growth of PriceSmart.
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
The retail business is quickly evolving, and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing and the pace of this increase could accelerate. As demonstrated by our launch of our PriceSmart.com and our mobile app and the upgrade of our point-of-sale system, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. Operating an e-commerce platform and fulfillment of online orders is a complex undertaking, and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If we do not maintain a successful and relevant omni-channel experience for our Members, our ability to compete and our results of operations could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs, materially affecting the financial performance of the physical retail side of our operations. In addition, our investments in e-commerce and technology initiatives will adversely impact our short-term financial performance, and our failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
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
Our success depends on our ability to continue to preserve and enhance our brand and reputation. Damage to the PriceSmart brand could adversely impact merchandise sales, diminish Member trust, reduce Member renewal rates and impair our ability to add new Members. A failure to maintain and enhance our reputation also could lead to loss of new opportunities or employee retention and recruiting difficulties. Negative incidents, such as a data breach or product recall, can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. In particular, the propagation of negative publicity on social media, whether merited or not, can have a damaging effect on our business in one or more markets. In addition, we sell many products under our private label “Member’s Selection®” brand. If we do not maintain consistent product quality of our “Member’s Selection®” products, which generally carry higher margins than national brand products carried in our warehouse clubs, our net warehouse sales and gross margin results could be adversely affected and Member loyalty could be harmed. Also, accidents or personal injuries that sometimes occur in our facilities, such as a Member slipping and falling or injuries caused by product falling from a rack, could result in negative publicity or otherwise damage the Company's reputation.

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
From time to time, we make technology investments to improve or replace our information processes and systems that are key to managing our business. The risk of system disruption increases when system changes are undertaken. Targeting the wrong opportunities, failing to make the right investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. For example, we have begun migrating to the Elera™ point-of-sale system, which is a Toshiba product, and if we are not able to successfully implement this product, or experience significant delays, it may jeopardize our operations or result in additional costs.

Not updating our systems on a timely basis could leave us at a disadvantage relative to our competitors. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization and integration of rapidly evolving technologies, including artificial intelligence and machine learning technologies. Our current ERP (Enterprise Resource Planning) system is no longer supported by the developer of the software, which could increase the risk of a system disruption. In addition, there are newer versions available from the vendors of some of our other internal systems offering greater functionality and reliability that we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, and we are in the process of migrating these systems to more industry-standard technologies. Several years ago, we began evaluating options to replace our ERP system. However, we intentionally deferred this project as originally contemplated in order to more thoroughly assess our overall IT landscape. We decided that the risk, cost, and implementation cycle time of a holistic ERP system was not a sound strategy. We instead turned our focus to a coordinated program of upgrading packaged applications and replacing in-house applications with packaged applications designed to improve our capabilities with less risk, and in less time. We are continuing to work on the implementation of a packaged forecast and replenishment system (RELEX) for buying and upgrades to our packaged WMS (Warehouse Management System) and TMS (Transportation Management System) for logistics. We believe these upgrades plus several other projects, such as our point-of-sale system replacement and e-commerce replacement, will modernize our key revenue-generating systems and reduce risk of disruption. However, if we are not successful in this strategy, we might be required to operate with obsolete technology and will be subject to risks of system disruption, which would put us at a disadvantage relative to our competitors.
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
Any failure by us to maintain the security of the information that we hold relating to our Company, Members, employees and vendors, could damage our reputation with them, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially affect our operating results.
We receive, retain, and transmit personal information about our Members and employees and entrust that information to third-party business associates, including cloud service-providers that perform activities for us. In addition, we and our third-party service providers store and maintain health-related personal information, pharmacy, and medical records in connection with our health and wellness and pharmacy businesses. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems. The increased use of remote work infrastructure has also increased cybersecurity risk, as remote work continues even post COVID-19. Additionally, the rapid evolution of artificial intelligence and integration of machine learning technologies into our internal systems may intensify our cybersecurity risks and create new risks to our business, operations, and financial condition.
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
In addition, such events could have a material adverse effect on our reputation with our Members, employees, vendors and stockholders, as well as our results of operations, financial condition and liquidity; could result in the release to the public of confidential information about our operations and financial condition and performance; and could result in litigation against us or the imposition of penalties or liabilities. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information, resulting in a disruption of our operations.
We regularly reassess these risks in response to the evolving cybersecurity landscape, and any significant changes are promptly communicated to executive management and our Board or Audit Committee. There are no assurances that our cybersecurity risk management program, policies, controls, or procedures will be fully implemented, complied with, or effectively protect our systems and information. We have not identified and are not aware of any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us.
Our use of artificial intelligence in our business or more rapid adoption of artificial intelligence by our competitors could result in harm to our brand and adversely affect our results of operations.
Some of our computer systems currently, and might in the future, incorporate artificial intelligence (“AI”) solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. For example, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, any investments we make in AI technologies might not actually make us more efficient. Our competitors or other third parties may incorporate AI into their businesses more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. The technologies underlying AI are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

Any failure by us to protect our trademarks, trade secrets and other intellectual property, or our actual or alleged infringement of other companies’ intellectual property, could harm our business.
We depend on our brands, such as the PriceSmart name and logo, to attract Members and make sales of goods and services. We monitor and protect against activities that might infringe, dilute or otherwise violate our trademarks and other intellectual property, and rely on trademark and other laws of the United States and other countries in which we operate. We also rely on copyright, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any unauthorized use of our trademarks or other intellectual property could harm our competitive position and have a material adverse effect on our financial condition, cash flows or results of operations.
Additionally, we cannot be certain that we do not, or will not in the future, infringe on the intellectual property rights of third parties. Any intellectual property infringement claims against us could be costly, time-consuming and harmful to our reputation or could result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows or results of operations.
We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations.
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
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in tax laws, regulations, and administrative practices and principles, including changes to the global tax framework, in various jurisdictions and any changes we make to our intercompany transaction structure. In recent years, multiple domestic and international tax proposals were proposed to impose greater tax burdens on large multinational enterprises. For example, the Organisation for Economic Co-operation and Development ("OECD") continues to advance proposals or guidance in international taxation, including the establishment of a global minimum tax.
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
For example, in fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute in one country. Of this amount, $1.0 million is a reserve we recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million for the unpaid years of the dispute in which we made tax payments using the original computation based on taxable income. As part of the settlement, we will pay the minimum tax on a go-forward basis.

A few of our stockholders own approximately 15.3% of our voting stock as of August 31, 2024, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.
Robert E. Price, the Company’s Chairman of the Board and Interim Chief Executive Officer, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 15.3% of our outstanding shares of common stock. Of this amount, approximately 71.1% (i.e., 10.9% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.
Financial and Accounting Risks
We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.
As of August 31, 2024, we had a total of 54 warehouse clubs operating in 12 foreign countries and one U.S. territory, 42 of which operate under currencies other than the U.S. dollar. For fiscal year 2024, approximately 79.5% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.
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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of August 31, 2024 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $60.2 million, a decrease of $40.3 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.

Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of August 31, 2024, our Honduran subsidiary had approximately $22.3 million of cash and cash equivalents denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
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
For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which the Company adopted September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a non-monetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update. The monetary lease liability subject to revaluation as of August 31, 2024 was $31.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2024, the impact to the consolidated statements of income of revaluing this liability was immaterial.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
PriceSmart has developed, implemented, and maintained a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical technology systems, data and information. We have implemented processes and protocols designed to monitor, identify, mitigate and prevent material risks associated with cybersecurity threats and incidents relevant to internal networks, business applications, customer-facing applications, customer payment systems, and business operations. Cybersecurity represents an important component of our overall cross-functional approach to risk management. Our cybersecurity practices are integrated into the Company's enterprise risk management ("ERM") approach, and cybersecurity risks are among the core enterprise risks identified for oversight by the Board through our annual ERM assessment.
Our cybersecurity risk management program utilizes information and guidance derived from industry-recognized frameworks, including the International Organization for Standardization (ISO) 27001 Framework and the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 (CSF), specifically the NIST 800-53 and NIST 811-171 publications. While we have based our cybersecurity risk management program on these frameworks, we have not obtained these specific certifications to date. Our cybersecurity risk management program is overseen by our

Chief Information Officer ("CIO") and/or our First Vice President of Information Security ("FVPIS") and reviewed annually.
Our cybersecurity risk management program includes but is not limited to the following:
•risk assessments performed both internally and by external vendors to assist in the identification of material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise Information Technology (IT) environment;
•contracting with and use of third-party service providers, where deemed necessary, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training for our employees;
•adoption of a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a risk management process for selecting and working with key service providers, suppliers, and vendors that takes into account our assessment of their criticality to our operations and their respective risk profiles.
We continuously monitor, assess, and strategically invest to improve the effectiveness and resiliency of our information security systems to keep abreast of the dynamic and complex cybersecurity landscape.
We use third-party vendors to review and test our IT systems and utilize our internal team of experienced personnel to evaluate and assess the efficacy of cybersecurity systems and to make recommendations and identify opportunities for improvements to our cybersecurity risk management program. We report the results of these assessments to our Audit Committee regularly and to our Board of Directors at least annually.
In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary. We regularly test and update these frameworks to ensure timely and accurate identification, resolution, and reporting of cybersecurity incidents.
We have not identified and are not aware of any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about the cybersecurity risks we face, see "Item 1A — Risk Factors — Any failure by us to maintain the security of the information we hold relating to our Company, Members, employees and vendors, could damage our reputation with them, could disrupt our operations, could cause us to incur substantial additional costs and to become subject to litigation and could materially adversely affect our operating results."
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management's implementation of our cybersecurity risk management program. The Audit Committee receives quarterly reports from our CIO and/or our FVPIS regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The CIO and FVPIS report quarterly to the Audit Committee and Board regarding cybersecurity risks and the status of our cyber risk management program. Our CIO and/or FVPIS also periodically make presentations to Board members on cybersecurity topics as part of the Board's continuing education on topics that impact our company.
Our Cybersecurity team also provides reports to the Board’s Digital Transformation Committee. The Digital Transformation Committee is charged with oversight of the Company’s omni-channel development and digital transformation to enhance membership and stockholder value. In this capacity, the Digital Transformation Committee oversees the Company’s design and implementation of various IT systems, with emphasis on maintaining a secure digital environment.
Our Cybersecurity team informs executive management about ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. This may include briefings from internal security personnel; sharing publicly or privately available threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and forwarding alerts and reports produced by network monitoring and security tools we deploy.

Our CIO and FVPIS collectively have over eight decades of IT and cybersecurity experience, including five decades in senior-level leadership roles. Our FVPIS spent over three decades in federal law enforcement working in cyber related roles.
Item 2. Properties
At August 31, 2024, PriceSmart operated 54 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
COLOMBIA SEGMENT
Colombia	9	1
CENTRAL AMERICA SEGMENT
Costa Rica(1)	8	—
El Salvador	4	—
Guatemala(2)	3	3
Honduras	2	1
Nicaragua	2	—
Panama(3)	6	1
CARIBBEAN SEGMENT
Aruba	—	1
Barbados	1	—
Dominican Republic	5	—
Jamaica	2	—
Trinidad	3	1
USVI	—	1
Total	45	9
(1)The Company purchased land located in Cartago, Costa Rica, where we plan to open our ninth warehouse club in Costa Rica in the spring of 2025.
(2)The Company expects to formalize a land lease in the first quarter of fiscal year 2025 for land in Quetzaltenango, Guatemala, where we plan to open our seventh warehouse club in Guatemala in the summer of 2025.
(3)In January 2024, the Company purchased one of its club's buildings and land, which was previously leased, in Panama City, Panama.
Although we have entered into real estate leases in the past and will likely do so in the future, our current preference is to own rather than lease real estate. We lease land and in some cases land and buildings when appropriate sites within market areas are not available to purchase. The term on these leases for our warehouse clubs generally run for 20 to 30 years and contain options to renew from 5 to 20 years. We actively seek to secure lease extensions or find suitable replacement properties before our leases expire. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future; however, each lease renewal is subject to its own facts and circumstances, so we cannot be sure that we will be able to renew each lease on economically favorable terms. For instance, we've recently entered into a lease agreement to relocate our Miraflores, Guatemala club, for which the current lease was due to expire on December 31, 2025, to a new location adjacent to the current club location. We expect to relocate our Miraflores club to this new location in fiscal year 2026. We expect minimal impact to the continuity of our operations for this club. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies” for additional details on our Miraflores club relocation.
As of August 31, 2024, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,646,130 square feet, of which 400,191 square feet were on leased property.

We operate two large regional distribution centers, one in Miami, Florida and the other in San Jose, Costa Rica, along with several smaller local distribution centers for the consolidation and distribution of merchandise shipments to our warehouse clubs. Our corporate headquarters is located in San Diego, California, and we maintain other regional offices in the Miami distribution facility and our international locations. We own our regional dry merchandise distribution facility in Miami, Florida, but we otherwise lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand. Our leases for non-warehouse club facilities typically provide for initial lease terms between five and 30 years, with options to extend. We believe this leasing strategy for non-warehouse club facilities enhances our flexibility to pursue expansion opportunities when the needs of our business require. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 25, 2024, there were approximately 385 holders of record of the common stock. This number does not include beneficial owners whose shares were held in street name.

	Dates		Stock Price
	From	To	High	Low
2024 FISCAL QUARTERS
First Quarter	9/1/2023	11/30/2023	$81.41	$61.82
Second Quarter	12/1/2023	2/29/2024	84.93	67.48
Third Quarter	3/1/2024	5/31/2024	87.99	77.86
Fourth Quarter	6/1/2024	8/31/2024	92.76	77.51

2023 FISCAL QUARTERS
First Quarter	9/1/2022	11/30/2022	$73.76	$56.29
Second Quarter	12/1/2022	2/28/2023	75.92	60.01
Third Quarter	3/1/2023	5/31/2023	79.55	66.54
Fourth Quarter	6/1/2023	8/31/2023	82.63	69.08
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
Dividends

Declared	Amount	First Payment			Second Payment
		Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024 to distribute excess cash to stockholders. The $1.00 per share special dividend was in addition to the Company’s annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share paid on August 30, 2024 to stockholders of record as of August 15, 2024. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

Repurchase of Equity Securities
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. In addition, in July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We began repurchases in the fourth quarter of fiscal year 2023 and successfully completed the share repurchase program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at a time that we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.
The following table sets forth information on our common stock repurchase activity for fiscal year 2024 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2023 - September 30, 2023	221,272	$75.57	221,272	$52,655
October 1, 2023 - October 31, 2023	722,797	73.67	714,391	—
November 1, 2023 - November 30, 2023	—	—	—	—
December 1, 2023 - December 31, 2023	—	—	—	—
January 1, 2024 - January 31, 2024	23,106	76.44	—	—
February 1, 2024 - February 29, 2024	—	—	—	—
March 1, 2024 - March 31, 2024	615	84.00	—	—
April 1, 2024 - April 30, 2024	764	81.58	—	—
May 1, 2024 - May 31, 2024	—	—	—	—
June 1, 2024 - June 30, 2024	—	—	—	—
July 1, 2024 - July 31, 2024	1,437	87.02	—	—
August 1, 2024 - August 31, 2024	10,085	88.96	—	—
Total	980,076	$74.36	935,663
Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
PriceSmart, headquartered in San Diego, California, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high quality merchandise and services at low prices to our Members. We operate 54 warehouse clubs in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). We have purchased land and plan to open our ninth warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open in the spring of 2025. Additionally, we expect to formalize a land lease in the first quarter of fiscal year 2025 and build our seventh warehouse club in Guatemala, located in Quetzaltenango, approximately 122 miles west from the nearest club in the capital of Guatemala City. This club will be built on a four-acre property and is anticipated to open in the summer of 2025. Once these two new clubs are open, we will operate 56 warehouse clubs in total. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.
Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services and, meanwhile, enhance Member experience and engagement.

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
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. For fiscal year 2024, some markets, especially Costa Rica, benefited from currency appreciation, which helped offset currency devaluations we experienced in some of the other countries. During fiscal year 2024, approximately 79.5% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.0% consisted of sales of products we purchased in U.S. dollars.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. However, during fiscal year 2023, the currency in Colombia devalued approximately 15%, but we held pricing steady or took pricing actions to mitigate declines in demand that negatively impacted our consolidated Total Gross Margin rate. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”
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

Our operations depend on shipping, trucking, ports and other elements of the supply chain that often rely on unionized labor. A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. For example, while it did not impact our export activities, we experienced a brief disruption to the flow of imported merchandise into our Miami distribution center operations because of the U.S. dockworkers strike in October 2024.
Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. Nevertheless, in fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute. To address the inherent risk of operating in a country in which tax legislation changes can significantly impact our low margin business model and in which our ability to successfully appeal the application of these taxes is limited, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment. These and other challenges may persist or become more acute and could have a material adverse effect on our business and results of operations.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. For instance, during fiscal year 2021, we experienced significant limitations on our ability to convert Trinidad dollars to U.S. dollars or other tradable currencies. Our balance as of August 31, 2024 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $60.2 million, a decrease of $40.3 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of August 31, 2024, our Honduran subsidiary had approximately $22.3 million of cash and cash equivalents and short-term investments denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
At times we face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation has occurred frequently in the last few years, we generally have been able to plan around these import blockages and resume within a manner of days. However, the most recent delay in obtaining importation clearance, resulted in us being unable to import merchandise into Nicaragua for several weeks in June of 2023. While at this time our tax clearances and imports seem to have returned to a more normal cadence, we continue to monitor this situation closely and are working with local officials to seek continuity of imports into Nicaragua as well as the other jurisdictions in which we operate.
Financial highlights for the fourth quarter of fiscal year 2024 included:
•Total revenues increased 9.6% over the prior year period.
•Net merchandise sales increased 9.5% over the prior year period. We ended the quarter with 54 warehouse clubs compared to 51 warehouse clubs at the end of the fourth quarter of fiscal year 2023. Net merchandise sales - constant currency increased 9.3% over the prior year period.

•Comparable net merchandise sales (that is, sales in the 51 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 13 weeks ended September 1, 2024 increased 6.2%. Comparable net merchandise sales - constant currency for the 13 weeks ended September 1, 2024 increased 6.0%.
•Membership income for the fourth quarter of fiscal year 2024 increased 14.1% to $19.7 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 10.3% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.7%, an increase of 10 basis points or 0.1% from the same period in the prior year.
•Selling, general and administrative expenses increased $3.4 million or 2.2% compared to the fourth quarter of fiscal year 2023, primarily due to higher compensation costs, professional fees, depreciation expense and bank fees which were partially offset by costs associated with the reserve for the AMT settlement and asset impairment and closure costs which occurred during the fourth quarter of fiscal year 2023.
•Operating income for the fourth quarter of fiscal year 2024 was $49.2 million, an increase of 53.1%, or $17.1 million, compared to the fourth quarter of fiscal year 2023.
•We recorded a $7.4 million net loss in total other expense, net in the fourth quarter of fiscal year 2024 compared to a $1.5 million net loss in total other expense, net in the same period last year primarily due to an increase in other expense of $4.2 million, primarily driven by an increase in total foreign currency transaction losses and a decrease of $1.2 million in interest income.
•Our effective tax rate decreased in the fourth quarter of fiscal year 2024 to 30.4% from 49.9% in the fourth quarter of fiscal year 2023. The decrease in the effective rate versus the prior year was primarily attributable to the non-recurrence of the comparably unfavorable impacts in the prior year of 11.6% due to the AMT settlement and 5.4% from asset impairment and related closure costs.
•Net income for the fourth quarter of fiscal year 2024 was $29.1 million, or $0.94 per diluted share, compared to $15.4 million, or $0.49 per diluted share, for the fourth quarter of fiscal year 2023. The fourth quarter of fiscal year 2023 included a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement and $0.18 per diluted share of asset impairment and closure costs.
•Adjusted net income for the fourth quarter of fiscal year 2024 was $29.1 million, or an adjusted $0.94 per diluted share, compared to adjusted net income of $20.4 million, or $0.65 per diluted share, for the fourth quarter of fiscal year 2023. The fourth quarter of fiscal year 2023 included a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement.
•Adjusted EBITDA for the fourth quarter of fiscal year 2024 was $70.7 million compared to $57.2 million in the same period last year.
Financial highlights for fiscal year 2024 included:
•Total revenues increased 11.4% over the prior year period.
•Net merchandise sales increased 11.2% over the prior year period. We ended the year with 54 warehouse clubs compared to 51 warehouse clubs at the end of fiscal year 2023. Net merchandise sales - constant currency increased 8.6% over the prior year period.
•Comparable net merchandise sales (that is, sales in the 51 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 52 weeks ended September 1, 2024 increased 7.7%. Comparable net merchandise sales - constant currency for the 52 weeks ended September 1, 2024 increased 5.2%.
•Membership income increased 13.9% to $75.2 million.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.1% over the prior year, and merchandise gross profits as a percent of net merchandise sales remained constant at 15.8% compared to the prior year.
•Selling, general and administrative expenses increased $51.2 million in fiscal year 2024 or 8.9% compared to fiscal year 2023, primarily due to higher compensation cost, professional fees, depreciation expense, and bank fees.
•Operating income was $220.9 million in fiscal year 2024, an increase of 19.7%, or $36.4 million, compared to fiscal year 2023.
•We recorded a $19.5 million net loss in total other expense, net in fiscal year 2024 compared to a $15.3 million net loss in total other expense, net in the same period last year primarily due to an increase of $3.5 million of other expense, which is primarily foreign currency transaction losses, and an increase of $1.9 million in interest expense, partially offset by an increase of $1.2 million in interest income.

•The effective tax rate for fiscal year 2024 was 31.1% as compared to the effective tax rate for fiscal year 2023 of 35.4%. The decrease is primarily driven by the non-recurrence of the comparably unfavorable impact in the prior year of write-offs of VAT receivables, Aeropost write-offs and asset impairment and related closure costs of 2.2%, and a 1.8% unfavorable impact due to the AMT settlement.
•Net income for fiscal year 2024 was $138.9 million, or $4.57 per diluted share, compared to $109.2 million, or $3.50 per diluted share, for fiscal year 2023. Fiscal year 2023 included a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement and $0.18 per diluted share of asset impairment and closure costs.
•Adjusted net income for fiscal year 2024 was $138.9 million, or an adjusted $4.57 per diluted share, compared to adjusted net income of $126.5 million, or an adjusted $4.06 per diluted share, for fiscal year 2023. Fiscal year 2023 included a negative impact of $0.30 per diluted share for costs related to the reserve for the AMT settlement.
•Adjusted EBITDA for fiscal year 2024 was $303.6 million compared to $275.7 million in the prior year.
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

Adjusted Net Income and Adjusted Net Income per Diluted Share
Adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of our core operations results between periods. We define adjusted net income as net income, as reported, adjusted for: separation costs associated with the departure of our former Chief Executive Officer, the write-off of certain Aeropost receivables, the write-off of certain VAT receivables following unfavorable court rulings, asset impairment on our assets held for sale and closure costs, the gain on the acquisition of a building, and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations. We note that no adjustments to net income or net income per diluted share have been made for the three-month and twelve-month periods ended August 31, 2024.

	Three Months Ended		Years Ended
(Amounts in thousands, except per share data)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net income as reported	$29,068	$15,381	$138,875	$109,205
Adjustments:
Separation costs associated with Chief Executive Officer departure (1)	—	—	—	7,747
Aeropost-related write-offs (2)	—	—	—	2,786
VAT receivable write-off (3)	—	—	—	2,309
Asset impairment and closure costs (4)	—	5,658	—	5,658
Gain on acquisition of building (5)	—	(948)	—	(948)
Tax impact of adjustments to net income (6)	—	266	—	(284)
Adjusted net income	$29,068	$20,357	$138,875	$126,473

Net income per diluted share	$0.94	$0.49	$4.57	$3.50
Separation costs associated with Chief Executive Officer departure	—	—	—	0.23
Aeropost-related write-offs	—	—	—	0.09
VAT receivable write-off	—	—	—	0.08
Asset impairment and closure costs	—	0.18	—	0.18
Gain on acquisition of building	—	(0.02)	—	(0.02)
Adjusted net income per diluted share	$0.94	$0.65	$4.57	$4.06
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
(4)    Reflects $5.7 million of impairment charges primarily related to the write down of assets in connection with our decision in the fourth quarter of fiscal year 2023 to seek to sell our Trinidad sustainable packaging plant.
(5)    Reflects a $950,000 gain related to a building we acquired upon the early termination of a lease in which we were the lessor of the land on which the building was constructed by and abandoned by one of our tenants.
(6)    Reflects the tax effect of the above-mentioned adjustments.

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

	Three Months Ended		Years Ended
(Amounts in thousands)	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net income as reported	$29,068	$15,381	$138,875	$109,205
Adjustments:
Interest expense	3,271	2,710	12,959	11,020
Provision for income taxes	12,723	15,304	62,618	59,951
Depreciation and amortization	21,497	19,434	82,611	72,698
Interest income	(2,437)	(3,611)	(11,049)	(9,871)
Other expense, net (1)	6,563	2,361	17,607	14,156
Separation costs associated with Chief Executive Officer departure (2)	—	—	—	7,747
Aeropost-related write-offs (3)	—	—	—	2,786
VAT receivable write-off (4)	—	—	—	2,309
Asset impairment and closure costs (5)	—	5,658	—	5,658
Adjusted EBITDA	$70,685	$57,237	$303,621	$275,659
(1)    Primarily consists of foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars). This line item includes a gain of $950,000 associated with the acquisition of a building upon a lease termination in the fourth quarter of fiscal year 2023.
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
Net Merchandise Sales - Constant Currency
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. We believe that constant currency is a useful measure, indicating the actual growth of our operations. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Similarly, when we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales – constant currency results exclude the effects of foreign currency translation. Refer to “Management’s Discussion & Analysis – Net Merchandise Sales” and Refer to “Management’s Discussion & Analysis – Comparable Net Merchandise Sales” for our quantitative analysis and discussion. Reconciliations between net merchandise sales - constant currency and comparable net merchandise sales - constant currency and the most directly comparable GAAP measures are included where applicable.

Comparison of Fiscal Year 2024 to 2023
The following discussion and analysis compares the results of operations for the fiscal years ended August 31, 2024 and 2023 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2023 and 2022, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 filed with the SEC on October 30, 2023. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.
Net Merchandise Sales
The following tables indicate the net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2024 and 2023:

	Years Ended
	August 31, 2024				August 31, 2023
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$2,908,443	60.8%	$288,441	11.0%	$2,620,002	60.9%
Caribbean	1,331,357	27.8	80,657	6.4	1,250,700	29.1
Colombia	543,319	11.4	113,315	26.4	430,004	10.0
Net merchandise sales	$4,783,119	100.0%	$482,413	11.2%	$4,300,706	100.0%
Overall, net merchandise sales grew by 11.2% for fiscal year 2024 compared to fiscal year 2023, driven by an 8.6% increase in transactions and a 2.4% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 54 clubs in operation as of August 31, 2024 compared to 51 clubs as of August 31, 2023.
Net merchandise sales in our Central America segment increased 11.0% during fiscal year 2024. This increase had a 670 basis point (6.7%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the twelve-month period ended August 31, 2024. We opened our third and fourth warehouse clubs in El Salvador in May 2023 and February 2024, respectively. We also opened our sixth warehouse club in Guatemala in November 2023.
Net merchandise sales in our Caribbean segment increased 6.4% during fiscal year 2024. This increase had a 190 basis point (1.9%) positive impact on total net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth.
Net merchandise sales in our Colombia segment increased 26.4% during fiscal year 2024. This increase had a 260 basis point (2.6%) positive impact on total net merchandise sales growth. The primary driver of the increased sales for the twelve-month period ended August 31, 2024 was due to the significant appreciation of the Colombian peso for much of the year, which has positively impacted reported sales when compared to the comparable prior year period. We added one new club to the segment when compared to the prior year. We opened our tenth warehouse club in Colombia in September 2023.

The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the twelve-month period ended August 31, 2024. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Year Ended August 31, 2024
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth/ (Decline)	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$2,908,443	$2,830,078	$78,365	11.0%	8.0%	3.0%
Caribbean	1,331,357	1,360,813	(29,456)	6.4	8.8	(2.4)
Colombia	543,319	478,107	65,212	26.4	11.2	15.2
Consolidated total	$4,783,119	$4,668,998	$114,121	11.2%	8.6%	2.6%
Overall, the effects of currency fluctuations within our markets had an approximately $114.1 million, or 260 basis point (2.6%), positive impact on net merchandise sales for the twelve-months ended August 31, 2024.
Currency fluctuations had a $78.4 million, or 300 basis point (3.0%), positive impact on net merchandise sales in our Central America segment for the twelve months ended August 31, 2024. These currency fluctuations contributed approximately 180 basis points (1.8%) of positive impact on total net merchandise sales for fiscal year 2024. The Costa Rica colón appreciated significantly against the dollar when compared to the prior year, and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $29.5 million, or 240 basis point (2.4%), negative impact on net merchandise sales in our Caribbean segment for the twelve months ended August 31, 2024. These currency fluctuations contributed approximately 70 basis points (0.7%) of negative impact on total net merchandise sales growth for the current fiscal year period. This negative impact was primarily driven by the devaluation of the Dominican Peso as compared to the prior year.
Currency fluctuations had a $65.2 million, or 1,520 basis point (15.2%), positive impact on net merchandise sales in our Colombia segment for the twelve months ended August 31, 2024. These currency fluctuations contributed approximately 150 basis points (1.5%) of positive impact on total net merchandise sales for the current fiscal year period.
Net Merchandise Sales by Category
The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2024 and 2023:

	Years Ended August 31,
	2024	2023
Foods & Sundries	49%	50%
Fresh Foods	30	29
Hardlines	11	11
Softlines	5	5
Food Service and Bakery	4	4
Health Services	1	1
Net Merchandise Sales	100%	100%
The mix of sales by major category changed slightly. Foods & Sundries increased approximately 8% between fiscal year 2024 and 2023 but decreased by 1% as a percent of Net Merchandise Sales. Fresh Foods increased approximately 12% between fiscal year 2024 and 2023 and increased by 1% as a percent of Net Merchandise Sales. Shifts in consumer preferences contributed to the changes in category mix.

Comparable Net Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to three of our clubs opened during fiscal year 2024 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 51 warehouse clubs for the 52-week period ended September 1, 2024.
The following table indicates the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the 52-week periods ended September 1, 2024 and September 3, 2023 compared to the prior year:

	52 Weeks Ended
	September 1, 2024	September 3, 2023
	% Increase in Comparable Net Merchandise Sales	% Increase/(Decrease) in Comparable Net Merchandise Sales
Central America	7.7%	10.9%
Caribbean	6.0	5.9
Colombia	12.9	(9.2)
Consolidated comparable net merchandise sales	7.7%	7.1%
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 52-week period ended September 1, 2024 increased 7.7%.
Comparable net merchandise sales in our Central America segment increased 7.7% for the 52-week period ended September 1, 2024. With the exception of El Salvador, all of our markets in Central America had positive comparable net merchandise sales growth. We opened one new club in El Salvador in February 2024 that has not entered into the calculation of comparable net merchandise sales, and the transfer of sales from the existing clubs included in the comparable net merchandise sales calculation to the new club not yet included adversely affected comparable net merchandise sales in El Salvador. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 460 basis points (4.6%) of positive impact in total comparable merchandise sales.
For the 52 weeks ended September 1, 2024, strong performance in our largest market, Costa Rica, contributed approximately 250 basis points (2.5%) of positive impact to total comparable net merchandise sales. During the year, Costa Rica experienced significant appreciation of the Costa Rica colón versus the comparable prior year period, which positively affected comparable net merchandise sales. The relatively smaller markets of Guatemala, Honduras, Nicaragua, and El Salvador, along with our second largest market, Panama, contributed approximately 210 basis points (2.1%) of positive impact on total comparable net merchandise sales.
Comparable net merchandise sales in our Caribbean segment increased 6.0% for the 52-week period ended September 1, 2024. This increase contributed approximately 180 basis points (1.8%) of positive impact in total comparable net merchandise sales. Our Jamaica market continued its strong performance in the 52-week period, with 12.2% comparable net merchandise sales growth.
Comparable net merchandise sales in our Colombia segment increased 12.9% for the 52-week period ended September 1, 2024. This increase contributed approximately 130 basis points (1.3%) of positive impact to the increase in total comparable net merchandise sales. The current year increase is primarily due to the appreciation of the Colombian peso for most of the year.

When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the 52-week period ended September 1, 2024:

	Fifty-Two Weeks Ended September 1, 2024
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth/ (Decline)	% Impact of Foreign Currency Exchange
Central America	7.7%	4.7%	3.0%
Caribbean	6.0	8.4	(2.4)
Colombia	12.9	(0.8)	13.7
Consolidated comparable net merchandise sales	7.7%	5.2%	2.5%
Overall, the mix of currency fluctuations within our markets had 250 basis points (2.5%) of positive impact on comparable net merchandise sales for the 52-week period ended September 1, 2024.
Currency fluctuations within our Central America segment accounted for approximately 180 basis points (1.8%) of positive impact on total comparable merchandise sales for the 52-week period ended September 1, 2024. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same period last year.
Currency fluctuations within our Caribbean segment accounted for approximately 70 basis points (0.7%) of negative impact on total comparable merchandise sales for the 52-week period ended September 1, 2024. Our Jamaica and Dominican Republic markets experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 140 basis points (1.4%) of positive impact on total comparable net merchandise sales for the 52-week period ended September 1, 2024. This reflects the appreciation of the Colombia peso's foreign currency exchange rate when compared to the same period last year.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31, 2024					August 31, 2023
	Amount	% of Total Operating Income	Increase from prior year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$43,434		$3,727	9.4%	1.5%	$39,707
Membership income - Caribbean	19,678		2,043	11.6	1.5	17,635
Membership income - Colombia	12,128		3,422	39.3	2.2	8,706
Membership income - Total	$75,240	34.1%	$9,192	13.9%	1.6%	$66,048	35.8%

Number of accounts - Central America	1,059,079		53,470	5.3%		1,005,609
Number of accounts - Caribbean	482,914		15,253	3.3		467,661
Number of accounts - Colombia	351,167		16,822	5.0		334,345
Number of accounts - Total	1,893,160		85,545	4.7%		1,807,615
The number of Member accounts at the end of fiscal year 2024 was 4.7% higher than the prior year. Membership income increased 13.9% compared to the prior year.
Membership income increased in all of our segments in the twelve months ended August 31, 2024. The consolidated increase in membership income is primarily due to the $5 increase to our membership fee in all but one market during fiscal year 2024 and an increase in the membership base since the prior year. In our Central America segment, membership income increased compared to fiscal year 2023, attributable to the opening of two new clubs. Similarly, in the Caribbean segment, membership income rose compared to fiscal year 2023, primarily attributable to the $5 increase to our membership fee. In the Colombia segment, membership income increased compared to fiscal year 2023 due to the appreciation of the Colombian peso against the U.S. dollar and the opening of a new club. Additionally, all of our segments have increased their membership base since August 31, 2023.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $75 to $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 12.3% of our total membership base as of August 31, 2024, an increase from 8.9% as of August 31, 2023. Platinum Members tend to have higher renewal rates than our Diamond Members. During fiscal year 2024, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 87.9% and 86.9% for the fiscal years ended August 31, 2024 and August 31, 2023, respectively.

Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2024			August 31, 2023

	Amount	Increase from prior year	% Change	Amount
Miscellaneous income	$13,684	$2,511	22.5%	$11,173
Rental income	2,417	243	11.2	2,174
Other revenue	$16,101	$2,754	20.6%	$13,347
Comparison of Fiscal Year 2024 to 2023
The primary driver of the increase in other revenue for the year ended August 31, 2024 was an increase in Miscellaneous income driven primarily by an increase in incentive fee revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior year.

Results of Operations

	Years Ended
Results of Operations Consolidated	August 31, 2024	August 31, 2023
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$4,783,119	$4,300,706
Total gross margin	$753,629	$678,352
Total gross margin percentage	15.8%	15.8%

Revenues
Total revenues	$4,913,898	$4,411,842
Percentage change from prior period	11.4%	8.5%

Comparable net merchandise sales
Total comparable net merchandise sales increase	7.7%	7.1%

Total revenue margin
Total revenue margin	$846,924	$759,331
Total revenue margin percentage	17.2%	17.2%

Selling, general and administrative
Selling, general and administrative	$625,980	$574,815
Selling, general and administrative percentage of total revenues	12.7%	13.0%

Operational data
Warehouse clubs at period end	54	51
Warehouse club sales floor square feet at period end	2,646	2,524

	Years Ended
Results of Operations Consolidated	August 31, 2024	% of Total Revenue	August 31, 2023	% of Total Revenue
Operating income by segment
Central America	$227,986	4.6%	$191,721	4.3%
Caribbean	95,642	1.9	87,223	2.0
Colombia	15,231	0.3	15,467	0.4
United States	24,868	0.5	29,844	0.7
Reconciling Items (1)	(142,783)	(2.8)	(139,739)	(3.2)
Operating income - Total	$220,944	4.5%	$184,516	4.2%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Years Ended
	August 31, 2024	% of Total Revenue	August 31, 2023	% of Total Revenue

Warehouse club and other operations	$466,457	9.5%	$417,272	9.4%
General and administrative	156,385	3.2	134,783	3.1
Reserve for AMT settlement	—	—	7,179	0.2
Separation costs associated with Chief Executive Officer departure	—	—	7,747	0.2
Pre-opening expenses	970	—	1,432	—
Asset impairment and closure costs	—	—	5,658	0.1
Loss on disposal of assets	2,168	—	744	—
Total Selling, general and administrative	$625,980	12.7%	$574,815	13.0%
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the twelve months ended August 31, 2024 was 15.8%, unchanged from the prior year.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for Net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin remained unchanged at 17.2% for the twelve months ended August 31, 2024 compared to the prior year.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, reserve for settlement of AMT, separation costs associated with the Chief Executive Officer departure, pre-opening expenses, asset impairment and closure costs, and loss (gain) on disposal of assets. In total, selling, general and administrative expenses increased $51.2 million compared to the prior year, and decreased as a percentage of total revenues 30 basis points (0.3%) to 12.7% of total revenues for fiscal year 2024 compared to 13.0% of total revenues for fiscal year 2023 offset, in part, by our Interim Chief Executive Officer's election not to receive compensation.
Warehouse club and other operations expenses increased to 9.5% of total revenues for fiscal year 2024 compared to 9.4% for fiscal year 2023, primarily due to our Colombia market which increased 20 basis points (0.2%) as a percentage of revenue year over year due to the appreciation of the Colombian peso and opening of one new club during the year as well as an increase of 10 basis points (0.1%) each in El Salvador and Guatemala due to the opening of one new club in each of these markets. This was partially offset by our Panama, Honduras, and Dominican Republic markets, each of which decreased 10 basis points (0.1%) as a percentage of revenue year over year.
General and administrative expenses increased to 3.2% of total revenues for the current year compared to 3.1% for fiscal year 2023. The 10 basis points (0.1%) increase is primarily due to investments in technology and an increase in compensation expense from stock grants to executive leadership.
In fiscal year 2023, we recorded costs for separation and other related termination benefits for our former Chief Executive Officer who resigned effective February 3, 2023. We accrued for the related charges and substantially fulfilled all payment obligations in fiscal year 2023; however, some vesting of performance stock units occurred in the first quarter of fiscal year 2024. On a go-forward basis, our Interim Chief Executive Officer has declined to receive compensation for his services during his term; therefore, we expect Selling, general and administrative expenses will be positively impacted by $2.5 million of savings each quarter during his term, reduced by salary increases for other executives related to the change in leadership.

In fiscal year 2023, we recorded a $7.2 million charge to settle litigation regarding several AMT cases in one of our markets where the application of complex tax laws are subject to interpretation. In that country, we had challenged AMT rules requiring us to pay taxes based on a percentage of sales if the percentage of sales method resulted in a higher amount of tax payable than the amount payable based on taxable income at the statutory rate. Of this amount, $1.0 million relates to our write-off of an income tax receivable we had recorded with respect to taxes we previously paid on the percentage of sales basis in one tax year and for which we had sought a refund that we now no longer expect to receive. We also made payments of $6.2 million to resolve amounts due for tax years in which we made tax payments using the original computation based on taxable income rather than the percentage of sales method. As part of the settlement, going forward we will pay the higher of the minimum tax or the amount based on taxable income at the statutory rate.
Additionally, in fiscal year 2023, we recorded $5.7 million of asset impairment and closure costs primarily related to the write down of the assets held for sale of our Trinidad sustainable packaging plant to their estimated fair value upon our decision to seek to sell the plant. We planned to use the plant to increase efficiencies by eliminating intermediaries in packaging and labeling and manufacturing some of our packaging materials using compostable or recyclable inputs. However, we found that achieving economic feasibility for this business proved challenging. Therefore, we decided to refocus our efforts on our core competencies as a retailer and redeploy the assets we could use in our club business and seek a buyer for the remainder.
Operating income in fiscal year 2024 increased to $220.9 million (4.5% of total revenues) compared to $184.5 million (4.2% of total revenues) for the prior year.
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

	Years Ended
	August 31, 2024		August 31, 2023
	Amount	Change	Amount
Interest income	$11,049	$1,178	$9,871
Interest income increased for the twelve-month period ended August 31, 2024 primarily due to an increase in investments at higher yields throughout the year when compared to the prior year.
Interest Expense

	Years Ended
	August 31, 2024		August 31, 2023
	Amount	Change	Amount
Interest expense on loans	$11,544	$(354)	$11,898
Interest expense related to hedging activity	2,354	1,149	1,205
Less: Capitalized interest	(939)	1,144	(2,083)
Interest expense	$12,959	$1,939	$11,020
Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense increased for the twelve-month period ended August 31, 2024, primarily due to higher interest expense related to hedging activity and less capitalized interest when compared to the prior year.

Other Expense, net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Years Ended
	August 31, 2024		August 31, 2023
	Amount	Change	Amount
Other expense, net	$(17,607)	$(3,451)	$(14,156)
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
For the twelve months ended August 31, 2024, the primary drivers of Other expense, net were transaction costs associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with liquidity issues of $13.1 million as well as $4.8 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) in several of our markets during the twelve months ended August 31, 2024.
Provision for Income Taxes
The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31, 2024		August 31, 2023
	Amount	Change	Amount
Current tax expense	$66,701	$3,458	$63,243
Net deferred tax benefit	(4,083)	(791)	(3,292)
Provision for income taxes	$62,618	$2,667	$59,951
Effective tax rate	31.1%		35.4%
For fiscal year 2024, the effective tax rate was 31.1% compared to 35.4% for fiscal year 2023. The decrease in the effective rate versus the prior year was primarily attributable to the non-recurrence of the comparably unfavorable impact in the prior year of write-offs of VAT receivables, Aeropost write-offs and asset impairment and related closure costs of 2.2%, and a 1.8% unfavorable impact due to the AMT settlement.

Following the implementation of certain tax optimization initiatives at the end of fiscal year 2024, we expect a decrease in the effective tax rate by approximately 2-4% in fiscal year 2025.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) for fiscal years 2024 and 2023 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Years Ended
	August 31, 2024			August 31, 2023
	Amount	Change From Prior Year	% Change	Amount
Other Comprehensive Income (Loss)	$(598)	$(32,192)	(101.9)%	$31,594
    Other comprehensive loss for fiscal year 2024 of approximately $0.6 million was primarily the result of $2.2 million of unrealized losses on the changes of fair value of our derivative obligations partially offset by $0.9 million related to unrealized gains on changes in the fair value of accrued pension obligations and the comprehensive gain of $0.7 million from foreign currency translation adjustments During fiscal year 2024, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary partially offset by the devaluation of the local currency against the U.S. dollar for our Dominican Republic subsidiary.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2024	August 31, 2023
Amounts held by foreign subsidiaries	$121,580	$139,050
Amounts held domestically	14,731	113,152
Total cash and cash equivalents, including restricted cash	$136,311	$252,202

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2024	August 31, 2023
Amounts held by foreign subsidiaries	$100,165	$74,294
Amounts held domestically	—	16,787
Total short-term investments	$100,165	$91,081
As of August 31, 2024 and August 31, 2023, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. We have and continue to take additional actions in this respect. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Years Ended
	August 31, 2024	August 31, 2023	Change
Net cash provided by operating activities	$207,589	$257,331	$(49,742)
Net cash used in investing activities	(175,450)	(222,082)	46,632
Net cash used in financing activities	(150,026)	(41,055)	(108,971)
Effect of exchange rates	1,996	6,635	(4,639)
Net increase (decrease) in cash, cash equivalents	$(115,891)	$829	$(116,720)
Net cash provided by operating activities totaled $207.6 million and $257.3 million for the twelve months ended August 31, 2024 and 2023, respectively. Net cash provided by operating activities decreased primarily due to shifts in working capital resulting from changes in our merchandise inventory and accounts payable positions, which contributed $58.0 million to the overall decrease. The primary cause of this was higher inventory compared to the prior year due to three additional clubs that opened in fiscal year 2024 and to a shift in our inventory mix towards more non-food items. Additionally, a net change in our other various operating assets and liabilities contributed $21.5 million of additional cash used. This was partially offset by an increase in net income without non-cash items which contributed $29.8 million for the twelve months ended August 31, 2024.
Net cash used in investing activities totaled $175.5 million and $222.1 million for the twelve months ended August 31, 2024 and August 31, 2023, respectively. The $46.6 million decrease in cash used in investing activities is primarily due to a $116.3 million increase in proceeds from settlements of short-term investments. This was partially offset by a $44.9 million increase in purchases of short-term investments and a $26.0 million increase in property and equipment expenditures to support growth of our real estate footprint, compared to the prior year. We opened three additional clubs during fiscal year 2024.
Net cash used in financing activities totaled $150.0 million and $41.1 million for the twelve months ended August 31, 2024 and 2023, respectively. We use cash flows provided by financing primarily to fund our working capital needs, our warehouse club and distribution center acquisitions and expansions, and investments in technology to support our omni-channel initiatives. The $109.0 million increase in cash used in financing activities is primarily the result of repurchases of treasury stock during fiscal year 2024, a special dividend payment in April 2024, and lower proceeds, net of repayments, from long-term bank borrowings compared to the same period a year ago.

The following table summarizes the dividends declared and paid during fiscal years 2024, 2023 and 2022 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024 to distribute excess cash to stockholders. The $1.00 per share special dividend was in addition to the Company’s annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share paid on August 30, 2024 to stockholders of record as of August 15, 2024. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $168.5 million for the year ended August 31, 2024, of which the mix between maintenance and growth expenditures were $72.3 million and $96.2 million, respectively. Capital expenditures for fiscal year 2023 were $142.5 million, of which the mix between maintenance and growth expenditures were $69.3 million and $73.2 million, respectively. In January 2024, the Company purchased its previously leased club building and land in Panama City, Panama for $33.0 million. The Company also purchased land located in Cartago, Costa Rica, where we plan to open our ninth warehouse club in Costa Rica in the spring of 2025. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
Short-Term Borrowings and Long-Term Debt
Our financing strategy is to ensure liquidity and access to capital markets while minimizing our borrowing costs. The proceeds of these borrowings were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, acquisitions, dividends and repayment of existing debt. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for further discussion.
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of August 31, 2024, we have signed one lease agreement for a facility to be built by the lessor on which construction has not yet commenced. Refer to Part II. "Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 - Commitments and Contingencies" for further discussion.
Derivatives
Please refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 – Derivative Instruments and Hedging Activities” for further discussion.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on its financial condition or consolidated financial statements.

Repurchase of Common Stock and Reissuance of Treasury Shares Related to Employee Stock Awards
At the vesting dates for restricted stock awards to our employees, we repurchase a portion of the shares that have vested at the prior day's closing price per share and apply the proceeds to pay the employees' tax withholding requirements, not to exceed the maximum statutory tax rate, related to the vesting of restricted stock awards. The Company expects to continue this practice going forward.
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our consolidated balance sheets. We may reissue these treasury shares in the future.
The following table summarizes the equity securities repurchased as part of the Company's stock-based compensation programs during fiscal years 2024, 2023 and 2022:

	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
Shares repurchased	44,413	99,998	88,415
Cost of repurchase of shares (in thousands)	$3,512	$7,245	$6,259
We reissued 3,000 treasury shares as part of our stock-based compensation programs during fiscal year 2024, 6,333 treasury shares during fiscal year 2023 and 8,314 treasury shares during fiscal year 2022.
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We began repurchases in the fourth quarter of fiscal year 2023 and successfully completed the share repurchase program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at a time that we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements.
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Years Ended
	August 31, 2024	August 31, 2023
Number of common shares acquired	935,663	71,530
Average price per common share acquired	$74.13	$78.54
Total cost of common share acquired	$69,362	$5,618
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
As of August 31, 2024, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. However, as an incidental result of U.S. tax reform, following the reduction of the U.S. corporate income tax rate from 35% to 21%, we expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, for the twelve-month period ended August 31, 2024 and August 31, 2023, we have recorded valuation allowances of $12.5 million and $12.6 million against our foreign tax credits, respectively.
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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2024.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of August 31, 2024 and August 31, 2023, respectively, in this country.
In fiscal year 2023, we recorded a $7.2 million charge to settle the AMT payment dispute in another one of our markets. Of this amount, $1.0 million is a reserve we recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million is for the unpaid years of the dispute in which we made tax payments using the original computation based on taxable income.
In one of the countries where we had a significant VAT receivable balance, the Company received unfavorable rulings at the supreme court level of that country denying a portion of the Company’s appeals for refund of over-withholdings of VAT. After evaluating the merits of the Company’s arguments, the court’s decision, and probability that the other related refund appeals would receive the same judgment, the Company concluded that a total of $2.3 million of related VAT receivable would not be recoverable and wrote this amount off in fiscal year 2023. These charges were recorded in the Warehouse club and other expenses line item under the Selling, general and administrative caption within the consolidated statements of income.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during fiscal year 2024 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity price risk. These market risks arise in the normal course of business. To manage the risk arising from these exposures, we utilize interest rate swaps, cross-currency interest rate swaps, non-deliverable foreign currency forward contracts and loans denominated in foreign currencies. We do not engage in speculative trading activities.
Information about the change in the fair value of our hedges and the financial impact thereof for the twelve-month period ended August 31, 2024 is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the twelve-month period ended August 31, 2024 is disclosed in “Item 7. Management’s Discussion & Analysis – Other Comprehensive Income (Loss).”
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2024.

Annual maturities of long-term debt and derivatives are as follow (in thousands):

	Twelve Months Ended August 31, (Amounts in thousands)
	2025	2026	2027	2028	2029	Thereafter	Total
Long-Term Debt (Unhedged):
Long-term debt with fixed interest rate	$12,786	$9,681	$6,386	$13,176	$3,770	$10,677	$56,476	(1)
Weighted-average interest rate	6.40%	6.40%	6.20%	6.20%	6.70%	6.70%	6.40%
Long-term debt with variable interest rate	$23,131	$8,781	$26,818	$620	$676	$13,858	$73,884
Weighted-average interest rate	5.60%	4.70%	3.90%	4.40%	4.40%	4.40%	4.80%
Total long-term debt	$35,917	$18,462	$33,204	$13,796	$4,446	$24,535	$130,360	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$1,518	$1,804	$26,818	$620	$676	$13,858	$45,294	(2)
Weighted-average pay rate	3.78%	3.88%	3.67%	4.43%	4.43%	4.43%
Weighted-average receive rate	6.72%	6.50%	6.94%	5.34%	5.34%	5.34%
Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$19,770	$—	$—	$—	$—	$—	$19,770	(2)
Weighted-average pay rate	7.92%	—%	—%	—%	—%	—%
Weighted-average receive rate	7.59%	—%	—%	—%	—%	—%
Long-Term Debt Payments with Fixed Interest or Subject to Financial Derivatives:
Long-term debt with fixed interest rate or with variable to fixed interest rate swaps	$34,074	$11,485	$33,204	$13,796	$4,446	$24,535	$121,540
Portion of long-term debt with fixed interest rate or with variable to fixed interest rate swaps	94.9%	62.2%	100.0%	100.0%	100.0%	100.0%	93.2%
Portion of long-term debt with variable interest rates and no swaps	5.1%	37.8%	—%	—%	—%	—%	6.8%
(1)The Company has disclosed the future annual maturities of long-term debt, for which it has entered into cross-currency interest rate swaps by using the derivative obligation as of August 31, 2024 to estimate the future commitments. Therefore, the total annual commitments reflects these obligations, including the effect of the cross-currency interest rate swaps on the total-long term debt as disclosed on the consolidated balance sheet.
(2)The derivative obligations of the interest rate swaps and cross-currency interest rate swaps are included in the Total long-term debt section of this table.
Foreign Currency Risk
We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2024, we had a total of 54 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 42 of which operate under currencies other than the U.S. dollar. Approximately 49.0% of our net merchandise sales are comprised of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar. Approximately 79.5% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

Currency exchange rate changes either increase or decrease the cost of imported products that we purchase in U.S. dollars and price in local currency. If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making these products more expensive for our Members. Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars. In addition, we revalue all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as the functional currency. These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore and the value of items shipped from the U.S. to our foreign markets. The gain or loss associated with this revaluation, net of reserves, is recorded in Other income (expense) in the consolidated statements of income.
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

Country	Revaluation/(Devaluation) Twelve Months Ended August 31,
	2024	2023
	% Change	% Change
Colombia	(1.84)%	7.15%
Costa Rica	3.25	18.30
Dominican Republic	(5.23)	(7.06)
Guatemala	1.81	(1.72)
Honduras	(0.62)	(0.48)
Jamaica	(2.11)	(2.29)
Nicaragua	(0.33)	(1.42)
Trinidad	(0.01)%	(0.09)%
We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Barbados, Honduras, Guatemala, and Trinidad and we have cross-currency interest rate swaps in Colombia. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our consolidated statements of income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.
We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the Accounting Standard Codification (ASC) 842 - Leases, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2024 was $31.5 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2024, the impact to the consolidated statements of income of revaluing the monetary liabilities for these leases was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of August 31, 2024 (in thousands) including the lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Gains based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(372)	$1,616	$(1,680)	$(436)
10%	$(744)	$3,232	$(3,360)	$(872)
20%	$(1,488)	$6,463	$(6,721)	$(1,746)
(1)Amounts are before consideration of income taxes.
Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2024 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net.”
Examples of where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Costa Rica and Nicaragua subsidiaries, with balances of $73.5 million, and $36.9 million, respectively, as of August 31, 2024. Examples where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Honduras, Guatemala, Dominican Republic, and Trinidad subsidiaries, with balances of $28.3 million, $23.9 million, $13.0 million, and $11.0 million, respectively, as of August 31, 2024.
We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive loss for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2024:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$4,642	$(3,812)	$7,610	$32,469
10%	$9,284	$(7,625)	$15,219	$64,939
20%	$18,568	$(15,249)	$30,438	$129,877
In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.3 million at August 31, 2024 and approximately $2.3 million at August 31, 2023. A hypothetical 10% devaluation in the currency exchange rates underlying these swaps from the market rates at August 31, 2024 would have resulted in a further increase in the value of the swaps of approximately $4.4 million. Conversely, a hypothetical 10% appreciation in the currency exchange rates underlying these swaps from the market rates at August 31, 2024 would have resulted in a net decrease in the value of the swaps of approximately $3.3 million.

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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. We have and continue to take additional actions in this respect. Refer to “Item 7. Management’s Discussion & Analysis – Factors Affecting Our Business” and “Item 7. Management’s Discussion & Analysis – Liquidity: Financial Position and Cash Flow” for our quantitative analysis and discussion.
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
As of August 31, 2024, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2024, the end of its most recent fiscal year.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2024, as stated in their report which is included herein.
(c)Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PriceSmart, Inc.
Opinion on Internal Control over Financial Reporting
We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 30, 2024 expressed an unqualified opinion thereon.
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
October 30, 2024

Item 9B. Other Information
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
During the fiscal year 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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
PriceSmart has adopted an insider trading policy addressing the purchase, sale and other disposition of our securities by PriceSmart and our directors and employees that is reasonably designed to promote compliance with U.S. federal insider trading laws, rules and regulations and the rules of the Nasdaq Global Select Market. That policy is filed as Exhibit 19.1 to this report.
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
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)List of financial statement schedules:
Schedule II – Valuation and Qualifying Accounts
Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(8)	Second Amended and Restated Bylaws of the Company.
3.6(20)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
4.1(5)	Specimen of Common Stock certificate.
4.2(16)	Description of Registrant’s Securities.
10.1(10)	ISDA 2002 Master Agreement between MUFG Union Bank, N.A. and PriceSmart, Inc. dated November 4, 2016.
10.2(11)	Promissory Note between PriceSmart, Inc. and MUFG UNION BANK, N.A. for US $35.7 million, dated January 27, 2017.
10.3(6)	Shareholders’ Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.
10.4(2)	Master Agreement between the Company and Payless ShoeSource (BVI) Holdings, Ltd., dated November 27, 2000.
10.5(7)	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.
10.6(17)**	2013 Equity Incentive Award Plan of PriceSmart, Inc., as amended and restated.

10.7(13)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to March 6, 2023).
10.8(13)**
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards prior to March 6, 2023).

10.9(13)**	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019).
10.10*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after March 6, 2023).
10.11*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after March 6, 2023).

10.12*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.13(9)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.14(12)**	Form of Indemnification Agreement.
10.15(14)**	Employment Agreement dated April 1, 2020 between Michael McCleary and the Company.
10.16(15)	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. dated December 2, 2019.
10.17(15)	Credit Agreement between PriceSmart Colombia S.A.S. and Citibank, N.A. dated November 25, 2019.
10.18(15)	Loan Agreement between PriceSmart Guatemala, Sociedad Anonima and Banco Industrial, Sociedad Anonima, dated November 20, 2019.
10.19(18)**	Second Amended and Restated Loan Facility Agreement between PriceSmart Realty (TT) Ltd and First Caribbean International Bank (Trinidad & Tobago) Limited, dated August 27, 2021.
10.20(19)	Citibank Credit Agreement dated February 18, 2022.
10.21(21)	Citibank Credit Agreement dated February 9, 2023.
10.22(22)**	Amended and Restated Employment Agreement dated March 22, 2023 between John Hildebrandt and the Company.
10.23(23)**	Employment Agreement dated July 1, 2023 between Wayne Sadin and the Company.
10.24(23)**	Amended and Restated Employment Agreement dated August 4, 2023 between David Price and the Company.
10.25(25)**	Employment Agreement between Paul Kovaleski and the Company dated January 1, 2024.
10.26*	Amendment to Employment Agreement between the Company and Wayne Sadin dated June 18, 2024.
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recoupment (Clawback) Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
(3)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(4)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(5)Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(6)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(7)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2014 filed with the Commission on October 30, 2014.
(8)Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.
(9)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.
(10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 filed with the Commission on January 5, 2017.
(11)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 filed with the Commission on April 6, 2017.
(12)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the Commission on October 29, 2019.
(13)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed with the Commission on January 9, 2020.
(14)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 7, 2020.
(15)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 filed with the Commission on April 8, 2020.
(16)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Commission on October 30, 2020.
(17)Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2021 Annual Meeting of Stockholders of the Company filed with the Commission on December 18, 2020.
(18)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the Commission on October 21, 2021.
(19)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 filed with the Commission on April 7, 2022.
(20)Incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 9, 2022.
(21)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 filed with the Commission on April 10, 2023.
(22)Incorporated by reference to the Company’s Report on Form 8-K/A filed with the Commission on March 24, 2023.
(23)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the Commission on October 30, 2023.
(24)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2024.
(25)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 filed with the Commission on April 9, 2024.

Item 16. Form 10-K Summary
None.

SCHEDULE II
PRICESMART, INC.
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for credit losses:
Year ended August 31, 2022	$94	$89	$(80)	$103
Year ended August 31, 2023	$103	$42	$(78)	$67
Year ended August 31, 2024	$67	$1	$(16)	$52

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 30, 2024	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ MICHAEL L. MCCLEARY
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

Signature	Title	Date

/s/ ROBERT E. PRICE	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 30, 2024
Robert E. Price

/s/ MICHAEL L. MCCLEARY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2024
Michael L. McCleary

/s/ DAVID R. SNYDER	Vice Chairman and Lead Independent Director	October 30, 2024
David R. Snyder

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 30, 2024
Sherry S. Bahrambeygui

/s/ JEFFREY R. FISHER	Director	October 30, 2024
Jeffrey R. Fisher

/s/ GORDON H. HANSON	Director	October 30, 2024
Gordon H. Hanson

/s/ BEATRIZ V. INFANTE	Director	October 30, 2024
Beatriz V. Infante

/s/ LEON C. JANKS	Director	October 30, 2024
Leon C. Janks

/s/ PATRICIA MÁRQUEZ	Director	October 30, 2024
Patricia Márquez

/s/ DAVID N. PRICE	Director	October 30, 2024
David N. Price

/s/ JOHN D. THELAN	Director	October 30, 2024
John D. Thelan

/s/ EDGAR A. ZURCHER	Director	October 30, 2024
Edgar A. Zurcher

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of PriceSmart, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. (the Company) as of August 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 30, 2024 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions and Income Tax and VAT Receivables
Description of the Matter
As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar indirect taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s uncertain tax positions and the recoverability of both income tax and VAT receivables. As of August 31, 2024, the Company had $6.0 million accrued for uncertain tax positions and had income tax and VAT receivables of $43.8 million and $34.2 million, respectively.
Auditing the recognition and measurement of the Company’s uncertain tax positions and recoverability of income tax and VAT receivables was challenging because the evaluation of the various tax positions can be complex, highly judgmental and based on international tax laws, interpretations and legal rulings which can vary significantly between the countries in which the Company has operations

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of its uncertain tax positions and income tax and VAT receivables, including management’s process to measure the uncertain tax positions, and evaluate the recoverability of the receivables. For example, we tested controls over management’s review of the uncertain tax positions and the significant assumptions surrounding more-likely-than-not conclusions, as well as controls over management’s review of the income tax and VAT receivables and the significant assumptions surrounding the recoverability of such.
We involved our international and other tax professionals to assist in our assessment of the technical merits of certain of the Company’s tax positions and the Company’s understanding and documentation of the respective international laws and regulations related to recoverability of income tax and VAT receivables. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities, our procedures included obtaining and reviewing the Company’s correspondence with such tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We used our knowledge of and experience with the application of international and other tax laws by the relevant income tax authorities to evaluate the Company’s accounting for its tax positions and receivables. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including searching for contrary evidence. We considered the Company’s historical experiences with the different taxing authorities and their historical results in evaluating and concluding on the likely impact of different tax cases. In this manner, we analyzed the Company’s assumptions used to determine the tax positions and recoverability of the receivables.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
San Diego, California
October 30, 2024

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$125,364	$239,984
Short-term restricted cash	1,383	2,865
Short-term investments	100,165	91,081
Receivables, net of allowance for credit losses of $52 as of August 31, 2024 and $67 as of August 31, 2023, respectively	18,847	17,904
Merchandise inventories	528,678	471,407
Prepaid expenses and other current assets (includes $4,480 and $0 as of August 31, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	57,910	53,866
Total current assets	832,347	877,107
Long-term restricted cash	9,564	9,353
Property and equipment, net	936,108	850,328
Operating lease right-of-use assets, net	96,415	114,201
Goodwill	43,197	43,110
Deferred tax assets	36,618	32,039
Other non-current assets (includes $1,482 and $7,817 as of August 31, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	61,563	68,991
Investment in unconsolidated affiliates	6,882	10,479
Total Assets	$2,022,694	$2,005,608
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$8,007	$8,679
Accounts payable	485,961	453,229
Accrued salaries and benefits	48,263	45,441
Deferred income	38,079	32,613
Income taxes payable	6,516	9,428
Other accrued expenses and other current liabilities (includes $1,179 and $1,913 as of August 31, 2024 and August 31, 2023, respectively, for the fair value of derivative instruments)	50,035	57,273
Operating lease liabilities, current portion	7,370	7,621
Long-term debt, current portion	35,917	20,193
Total current liabilities	680,148	634,477
Deferred tax liability	1,644	1,936
Long-term income taxes payable, net of current portion	4,762	5,045
Long-term operating lease liabilities	103,890	122,195
Long-term debt, net of current portion	94,443	119,487
Other long-term liabilities (includes $2,100 and $3,321 for the fair value of derivative instruments and $12,742 and $12,105 for post-employment plans as of August 31, 2024 and August 31, 2023, respectively)	14,842	15,425
Total Liabilities	899,729	898,565

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,570,858 and 31,934,900 shares issued and 30,635,556 and 30,976,941 shares outstanding (net of treasury shares) as of August 31, 2024 and August 31, 2023, respectively	3	3
Additional paid-in capital	514,542	497,434
Accumulated other comprehensive loss	(164,590)	(163,992)
Retained earnings	890,272	817,559
Less: treasury stock at cost, 1,935,302 shares as of August 31, 2024 and 957,959 shares as of August 31, 2023	(117,262)	(43,961)
Total Stockholders' Equity	1,122,965	1,107,043
Total Liabilities and Equity	$2,022,694	$2,005,608

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2024	2023	2022
Revenues:
Net merchandise sales	$4,783,119	$4,300,706	$3,944,817
Export sales	39,438	31,741	45,217
Membership income	75,240	66,048	60,887
Other revenue and income	16,101	13,347	15,172
Total revenues	4,913,898	4,411,842	4,066,093
Operating expenses:
Cost of goods sold:
Net merchandise sales	4,029,490	3,622,354	3,340,062
Export sales	37,484	30,157	43,074
Non-merchandise	—	—	1,809
Selling, general and administrative:
Warehouse club and other operations	466,457	417,272	378,161
General and administrative	156,385	134,783	133,185
Reserve for AMT settlement	—	7,179	—
Separation costs associated with Chief Executive Officer departure	—	7,747	—
Pre-opening expenses	970	1,432	1,471
Asset impairment and closure costs	—	5,658	—
Loss on disposal of assets	2,168	744	1,265
Total operating expenses	4,692,954	4,227,326	3,899,027
Operating income	220,944	184,516	167,066
Other expense:
Interest income	11,049	9,871	2,201
Interest expense	(12,959)	(11,020)	(9,611)
Other expense, net	(17,607)	(14,156)	(3,235)
Total other expense	(19,517)	(15,305)	(10,645)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	201,427	169,211	156,421
Provision for income taxes	(62,618)	(59,951)	(51,858)
Income (loss) of unconsolidated affiliates	66	(55)	(10)
Net income	138,875	109,205	104,553
Less: Net income attributable to noncontrolling interest	—	—	(19)
Net income attributable to PriceSmart, Inc.	$138,875	$109,205	$104,534
Net income attributable to PriceSmart, Inc. per share available for distribution:
Basic	$4.57	$3.51	$3.38
Diluted	$4.57	$3.50	$3.38
Shares used in per share computations:
Basic	30,032	30,763	30,591
Diluted	30,032	30,786	30,600
Dividends per share	$2.16	$0.92	$0.86
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2024	2023	2022
Net income	$138,875	$109,205	$104,553
Less: Net income attributable to noncontrolling interest	—	—	(19)
Net income attributable to PriceSmart, Inc.	$138,875	$109,205	$104,534

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	693	33,708	(19,034)
Defined benefit pension plan:
Net gain (loss) arising during period	501	(1,819)	(341)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	397	148	127
Total defined benefit pension plan	898	(1,671)	(214)
Derivative instruments:(2)
Unrealized gains (losses) on change in derivative obligations	(566)	6,000	(4,021)
Unrealized gains (losses) on change in fair value of interest rate swaps	(1,623)	(9,177)	10,191
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	2,734	—
Total derivative instruments	(2,189)	(443)	6,170
Other comprehensive income (loss)	(598)	31,594	(13,078)
Comprehensive income	138,277	140,799	91,456
Less: Comprehensive income attributable to noncontrolling interest	—	—	3
Comprehensive income attributable to PriceSmart, Inc.	$138,277	$140,799	$91,453
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
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity Attributable to PriceSmart, Inc.	Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2021	31,468	$3	$465,015	$(182,508)	$658,919	713	$(26,084)	$915,345	$869	$916,214
Purchase of treasury stock	—	—	—	—	—	88	(6,259)	(6,259)	—	(6,259)
Issuance of treasury stock	(8)	—	(699)	—	—	(8)	699	—	—	—
Issuance of restricted stock awards	247	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,803	—	—	—	—	16,803	—	16,803
Dividend paid to stockholders	—	—	—	—	(26,559)	—	—	(26,559)	—	(26,559)
Net income	—	—	—	—	104,534	—	—	104,534	19	104,553
Other comprehensive income (loss)	—	—	—	(13,078)	—	—	—	(13,078)	3	(13,075)
Sale of Aeropost stock	—	—	287	—	—	—	—	287	(891)	(604)
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073	$—	$991,073
Purchase of treasury stock	—	—	—	—	—	172	(12,863)	(12,863)	—	(12,863)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—	—	—
Issuance of restricted stock awards	319	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(75)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,574	—	—	—	—	16,574	—	16,574
Dividend paid to stockholders	—	—	—	—	(28,540)	—	—	(28,540)	—	(28,540)
Net income	—	—	—	—	109,205	—	—	109,205	—	109,205
Other comprehensive income	—	—	—	31,594	—	—	—	31,594	—	31,594
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043	$—	$1,107,043
Purchase of treasury stock	—	—	—	—	—	980	(73,486)	(73,486)	—	(73,486)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—	—	—
Issuance of restricted stock awards	671	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(32)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,293	—	—	—	—	17,293	—	17,293
Dividends paid to stockholders	—	—	—	—	(66,162)	—	—	(66,162)	—	(66,162)
Net income	—	—	—	—	138,875	—	—	138,875	—	138,875
Other comprehensive loss	—	—	—	(598)	—	—	—	(598)	—	(598)
Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965	$—	$1,122,965
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2024	2023	2022
Operating Activities:
Net income	$138,875	$109,205	$104,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,611	72,698	67,868
Allowance for credit losses	(15)	(36)	63
Reserve for AMT settlement	—	7,179	—
Asset impairment and closure costs	—	5,658	—
Loss on sale of property and equipment	2,168	744	1,265
Deferred income taxes	(4,619)	(5,583)	(3,300)
Equity in (income) losses of unconsolidated affiliates	(66)	55	10
Stock-based compensation	17,293	16,574	16,803
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(3,879)	17,589	(13,785)
Merchandise inventories	(57,271)	(10,173)	(74,706)
Accounts payable	32,492	43,421	23,058
Net cash provided by operating activities	207,589	257,331	121,829
Investing Activities:
Additions to property and equipment	(168,545)	(142,511)	(120,660)
Purchases of short-term investments	(183,692)	(138,784)	(22,469)
Proceeds from settlements of short-term investments	175,127	58,852	61,733
Proceeds from settlements of long-term investments	—	—	1,488
Proceeds from disposal of property and equipment	1,660	361	193
Proceeds from the disposal of Aeropost, net of divested cash	—	—	4,959
Net cash used in investing activities	(175,450)	(222,082)	(74,756)
Financing Activities:
Proceeds from long-term bank borrowings	16,500	38,713	30,633
Repayment of long-term bank borrowings	(26,320)	(35,984)	(22,697)
Proceeds from short-term bank borrowings	2,383	848	23,829
Repayment of short-term bank borrowings	(2,941)	(3,229)	(11,156)
Cash dividend payments	(66,162)	(28,540)	(26,559)
Purchase of treasury stock	(73,486)	(12,863)	(6,259)
Net cash used in financing activities	(150,026)	(41,055)	(12,209)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,996	6,635	1,030
Net increase (decrease) in cash, cash equivalents	(115,891)	829	35,894
Cash, cash equivalents and restricted cash at beginning of period	252,202	251,373	215,479
Cash, cash equivalents and restricted cash at end of period	$136,311	$252,202	$251,373

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$4,771	$4,530	$3,129
Cash paid during the period for:
Interest	$13,255	$10,558	$9,392
Income taxes	$90,640	$77,925	$67,143

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2024	2023	2022
Cash and cash equivalents	$125,364	$239,984	$237,710
Short-term restricted cash	1,383	2,865	3,013
Long-term restricted cash	9,564	9,353	10,650
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$136,311	$252,202	$251,373
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of August 31, 2024, the Company had 54 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one warehouse club in Cartago, Costa Rica in the spring of 2025 and one new warehouse club in Quetzaltenango, Guatemala in the summer of 2025. Once these two new clubs are open, the Company will operate 56 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company’s net income excludes income attributable to non-controlling interests. The Company reports non-controlling interests in consolidated entities as a component of equity separate from the Company’s equity. The consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the case of the Company's ownership interest in a real estate development joint venture, both parties to the joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. In the fourth quarter of fiscal year 2024, the Company terminated its ownership interest in Price Plaza Alajuela PPA, S.A. Refer to Note 15 - Unconsolidated Affiliates for more information regarding this transaction. The Company's ownership interest in a real estate development joint venture the Company has recorded under the equity method as of August 31, 2024 is listed below:

Real Estate Development Joint Venture	Country	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
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

Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $7.0 million as of August 31, 2024 and $100.2 million as of August 31, 2023. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31, 2024	August 31, 2023
Short-term restricted cash	$1,383	$2,865
Long-term restricted cash	9,564	9,353
Total restricted cash(1)	$10,947	$12,218
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $4.4 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.2 million as of August 31, 2024 and $43.1 million as of August 31, 2023. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in the carrying amount of goodwill for the year ended August 31, 2024 are as follows (in thousands):

Amount
Goodwill at August 31, 2023	$43,110
Foreign currency exchange rate changes	87
Goodwill at August 31, 2024	$43,197
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of August 31, 2024 and August 31, 2023, respectively, in this country.
In fiscal year 2023, we recorded a $7.2 million charge to settle the AMT payment dispute in one of our markets. Of this amount, $1.0 million relates to the reserve for an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income.
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

In one of the countries where we had a significant VAT receivable balance, the Company received unfavorable rulings at the supreme court level of that country denying a portion of the Company’s appeals for refund of over-withholdings of VAT. After evaluating the merits of the Company’s arguments, the court’s decision, and probability that the other related refund appeals would receive the same judgment, the Company concluded that a total of $2.3 million of related VAT receivables would not be recoverable and wrote this amount off in fiscal year 2023. These charges were recorded in the Warehouse club and other expenses line item under the Selling, general and administrative caption within the consolidated statements of income.

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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2024	August 31, 2023
Prepaid expenses and other current assets	$3,322	$2,774
Other non-current assets	30,845	36,060
Total amount of VAT receivables reported	$34,167	$38,834
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	August 31, 2024	August 31, 2023
Prepaid expenses and other current assets	$20,088	$17,749
Other non-current assets	23,679	19,176
Total amount of income tax receivables reported	$43,767	$36,925
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
In January 2024, the Company purchased the building and land occupied by one of our clubs, which were previously leased, in Panama City, Panama, for $33.0 million. Management assessed the fair market value using the market and replacement cost methods and, per the assessment, allocated approximately 88.7% of the purchase price to the land and 11.3% of the purchase price to the building. The transaction resulted in the termination of the related ROU asset, net of tax, and lease liability, net of tax, of $8.2 million and $9.1 million, respectively. No gain or loss was recognized as the lease termination occurred due to the purchase of the leased asset. This allocation of the purchase price, after accounting for the impact of the lease termination, resulted in $28.2 million allocated to the land and $3.9 million allocated to the building. Additionally, the Company already carried approximately $8.6 million of leasehold improvements related to the club which have been reclassified to the building and remain on the balance sheet. This purchase triggered a change in the estimate of the depreciable lives of certain leasehold improvements, which were previously limited to the lease term, lowering future annual depreciation. Going forward, the lower annual depreciation expense and the cost savings on straight-line rent expense, partially offset by the depreciation expense on the building, will lower the expense by approximately $1.1 million per year, net of tax, within our Warehouse club and other operations expenses in the Company's consolidated statements of income. Additionally, the Company entered into a loan agreement for $16.5 million, payable over 15 years, to partially fund the purchase of this club. We expect approximately $1.0 million in interest payments, net of tax, over the next 12 months associated with this loan, which will continue to decrease as the loan balance is paid off over the life of the loan. The interest expense related to this loan will be recorded within the Interest expense caption on the consolidated statements of income.
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
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, except for fiscal year 2024, performance-based restricted stock units (“PSUs”). Compensation cost related to RSAs, RSUs and PSUs is based on the fair market value at the time of the grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved. As of August 31, 2024, all outstanding PSUs have successfully met all performance metrics except for the requisite service period.
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
PSUs, similar to RSUs, are awarded with dividend equivalents, subject to achievement of applicable performance criteria.
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2024, the Company reissued approximately 3,000 treasury shares.
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
Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment. During fiscal year 2024, no impairment of such non-financial assets were recorded.
The disclosure of fair value of certain financial assets and liabilities recorded at cost is as follows:
Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments. The carrying value of our money market funds is the fair value based on quoted prices in active markets at the measurement date and therefore are classified as Level 1 inputs. The fair value of money market funds held was $7.0 million as of August 31, 2024 and $100.2 million as of August 31, 2023.
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
Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2024 and August 31, 2023 is as follows (in thousands):

	August 31, 2024		August 31, 2023
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Long-term debt, including current portion	$130,360	$121,764	$139,680	$133,150
(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2024 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2024 and August 31, 2023.
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
In December 2022, the Company announced that Sherry Bahrambeygui would resign as Chief Executive Officer effective February 3, 2023. In connection with her departure, the Company recognized a one-time separation charge of approximately $7.7 million ($7.2 million net of tax) in fiscal year 2023. This amount consists of approximately $4.2 million of non-cash charges related to the acceleration of certain equity awards and approximately $3.5 million for other separation costs. The Company recorded these charges in fiscal year 2023. These charges were recorded in the Separation costs associated with Chief Executive Officer departure line item under the Selling, general and administrative caption within the consolidated statements of income and are recorded in the Company’s United States segment. In connection with her departure, the Company accrued for the related charges and substantially fulfilled all payment obligations in fiscal year 2023; however, some vesting of PSUs occurred in the first quarter of fiscal year 2024.
Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs and rent) for new warehouse clubs as incurred.
Asset Impairment and Closure Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. In fiscal year 2023, the Company recorded a $5.7 million charge primarily related to remeasurement of the assets of our Trinidad sustainable packaging plant to their estimated fair value upon our decision to seek to sell the plant. We planned to use the plant to increase efficiencies by eliminating intermediaries in packaging and labeling and manufacturing some of our packaging materials using compostable or recyclable inputs. However, we found that achieving economic feasibility proved challenging. Therefore, we decided to refocus our efforts on our core competencies as a retailer and redeploy plant assets we could use in our club business and seek a buyer for the remainder. The assets were written down to their estimated fair value less costs to sell and are presented within the Prepaid expenses and other current assets line within the consolidated balance sheets. The impairment charges are recorded within the Asset impairment and closure costs line item within the consolidated statements of income and are recorded in the Company's Caribbean segment. The sale of the assets held for sale was completed as of August 31, 2024.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the years ended August 31, 2024, 2023 and 2022 (in thousands):

	Years Ended August 31,
	2024	2023	2022
Effects on other comprehensive income (loss) due to foreign currency restatement	$693	$33,708	$(19,034)
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

	Years Ended August 31,
	2024	2023	2022
Currency loss	$(17,877)	$(15,396)	$(7,414)
Income Taxes – We are required to file federal and state income tax returns in the United States and income tax and various other tax returns in multiple foreign jurisdictions, each with changing tax laws, regulations and administrative positions. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We record the benefits of uncertain tax positions in our financial statements only after determining it is more likely than not the uncertain tax positions would sustain challenge by taxing authorities, including resolution of related appeals or litigation processes, if any. We develop our assessment of an uncertain tax position based on the specific facts and legal arguments of each case and the associated probability of our reporting position being upheld, using internal expertise and the advice of third-party experts. However, our tax returns are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our tax returns. As part of these reviews, taxing authorities may challenge, and in some cases presently are challenging, the interpretations we have used to calculate our tax liability. In addition, any settlement with the tax authority or the outcome of any appeal or litigation process might result, and in some cases has resulted, in an outcome that is materially different from our estimated liability. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Variations in the actual outcome of these cases could materially impact our consolidated financial statements
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.
Other Taxes – The Company is subject to tax examinations for value added, sales-based, payroll and other non-income taxes and the Company is subject to ongoing examinations in various jurisdictions. In certain cases, the Company has received assessments and judgments from the respective tax authorities in connection with these examinations. Unless otherwise indicated, the Company considers, based on its interpretation and application of complex tax laws, that a material liability is not probable or the possible losses or range of possible losses associated with these cases are immaterial; however, if cases are decided adversely to the Company, the Company could incur a liability material to the Company's consolidated financial statements. In certain countries, the Company is required to pay taxes based on a percentage of sales (Alternative Minimum Tax or "AMT") if the percentage of sales method results in a higher amount of tax payable than the amount payable based on taxable income at the statutory income tax rate. The portion of taxes based on a percentage of sales that is greater than the amount based on taxable income at the statutory income tax rate, are recorded in the Warehouse club and other expenses line item under the Selling, general and administrative caption within the consolidated statements of income.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements - Not Yet Adopted
FASB ASC 740 ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. ASU No. 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt ASU No. 2023-09 on September 1, 2025, the first day of the first quarter of fiscal year 2026. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. ASU No. 2023-07 focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt ASU No. 2023-07 on September 1, 2024, the first day of the first quarter of fiscal year 2025. The Company has not yet completed its assessment of the impact of ASU No. 2023-07 on the Company's consolidated financial statements.
Recent Accounting Pronouncements Adopted
There were no new accounting standards that had a material impact on the Company’s consolidated financial statements during the twelve-month period ended August 31, 2024.
NOTE 3 – REVENUE RECOGNITION
The Company uses the five-step model to recognize revenue according to Accounting Standards Codification (ASC) Topic 606, “Revenue Recognition from Contracts with Customers.” The five steps are:
•Identify the contract with the customer;
•Identify the performance obligation(s);
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club Members, which are recognized ratably over the 12-month term of the membership. Our membership policy allows Members to cancel their membership within the first 60 days and receive a full refund. After the 60-day period, membership refunds are prorated over the remaining term of the membership. The Company has significant experience with membership refund patterns and expects membership refunds will not be material. Therefore, no refund reserve was required for the periods presented. Membership fee revenue is included in membership income in the Company's consolidated statements of income. The deferred membership fee is included in deferred income in the Company's consolidated balance sheets.
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. During fiscal year 2024, we raised the annual fee for a Platinum Membership by $5 to approximately $80 in most markets. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities, platinum rewards. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as “Other revenue and income” on the consolidated statements of income.
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
Determining the Transaction Price
The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimate into the determination of the transaction price. The Company may offer sales incentives to customers, including discounts. For retail transactions, the Company has significant experience with returns and refund patterns and relied on this experience in its determination that expected returns are not material; therefore, returns are not factored in when determining the transaction price.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Significant Judgments
For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. During fiscal year 2024, there were no revenue transactions that required significant judgment.
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

	Contract Liabilities
	August 31, 2024	August 31, 2023
Deferred membership income	$36,222	$31,079
Other contract performance liabilities	$15,479	$12,347

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
Foods & Sundries	$2,312,572	$2,148,584	$1,947,734
Fresh Foods	1,413,525	1,262,132	1,145,920
Hardlines	544,671	454,207	443,311
Softlines	257,004	230,950	227,371
Food Service and Bakery	211,003	174,043	158,243
Health Services	44,344	30,790	22,238
Net Merchandise Sales	$4,783,119	$4,300,706	$3,944,817
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
Property and equipment consist of the following (in thousands):

	August 31, 2024	August 31, 2023
Land	$278,115	$238,374
Building and improvements	737,269	650,060
Fixtures and equipment	421,273	385,100
Construction in progress	85,271	99,545
Total property and equipment, historical cost	1,521,928	1,373,079
Less: accumulated depreciation	(585,820)	(522,751)
Property and equipment, net	$936,108	$850,328
Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2024	2023	2022
Depreciation expense, Property and equipment	$82,611	$71,933	$66,255
Amortization expense, Intangible assets	—	765	1,613
Total depreciation and amortization expense	$82,611	$72,698	$67,868

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Total interest capitalized (in thousands):

	Balance as of
	August 31, 2024	August 31, 2023
Total interest capitalized	$15,533	$15,426
Total interest capitalized (in thousands):

	Years Ended August 31,
	2024	2023	2022
Interest capitalized	$939	$2,083	$1,263
A summary of asset disposal activity for fiscal years 2024, 2023 and 2022 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Loss recognized
Fiscal Year 2024	$24,803	$19,370	$3,265	$(2,168)
Fiscal Year 2023	$11,484	$10,379	$361	$(744)
Fiscal Year 2022	$12,785	$11,327	$193	$(1,265)
The Company also recorded within accounts payable and other accrued expenses approximately $1.9 million and $2.9 million, respectively, as of August 31, 2024 and $3.9 million and $0.6 million, respectively, as of August 31, 2023 of liabilities related to the acquisition and/or construction of property and equipment.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5 – EARNINGS PER SHARE
The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) issued pursuant to the 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. The Company has not issued any new PSU awards since fiscal year 2023. As of August 31, 2024, all outstanding PSUs have successfully met all performance metrics except for the requisite service period. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance metric is achieved. At the time the Compensation Committee confirms the performance metric has been achieved, the corresponding dividend equivalents are paid on the PSUs. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.
The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Years Ended August 31,
	2024	2023	2022
Net income attributable to PriceSmart, Inc.	$138,875	$109,205	$104,534
Less: Allocation of income to unvested stockholders	(1,759)	(1,311)	(1,245)
Net income attributable to PriceSmart, Inc. available for distribution	$137,116	$107,894	$103,289
Basic weighted average shares outstanding	30,032	30,763	30,591
Add dilutive effect of performance stock units (two-class method)	—	23	9
Diluted average shares outstanding	30,032	30,786	30,600
Basic net income per share	$4.57	$3.51	$3.38
Diluted net income per share	$4.57	$3.50	$3.38

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 6 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2024, 2023 and 2022 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/3/2022	$0.86	2/15/2022	2/28/2022	$0.43	8/15/2022	8/31/2022	$0.43
On April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024 to distribute excess cash to stockholders. The $1.00 per share special dividend was in addition to the Company’s annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share paid on August 30, 2024 to stockholders of record as of August 15, 2024. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

	Attributable to PriceSmart	Non-controlling Interests	Total
Ending balance, August 31, 2021	$(182,508)	$251	$(182,257)
Foreign currency translation adjustments	(19,034)	3	(19,031)
Defined benefit pension plans (1)	(341)	—	(341)
Derivative instruments (2)	6,170	—	6,170
Amounts reclassified from accumulated other comprehensive loss	127	—	127
Sale of Aeropost	—	(254)	(254)
Ending balance, August 31, 2022	$(195,586)	$—	$(195,586)
Foreign currency translation adjustments	33,708	—	33,708
Defined benefit pension plans (1)	(1,819)	—	(1,819)
Derivative instruments (2)	(443)	—	(443)
Amounts reclassified from accumulated other comprehensive loss	148	—	148
Ending balance, August 31, 2023	$(163,992)	$—	$(163,992)
Foreign currency translation adjustments	693	—	693
Defined benefit pension plans (1)	501	—	501
Derivative instruments (2)	(2,189)	—	(2,189)
Amounts reclassified from accumulated other comprehensive loss	397	—	397
Ending balance, August 31, 2024	$(164,590)	$—	$(164,590)
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
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31, 2024	August 31, 2023
Retained earnings not available for distribution	$9,615	$9,110
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We began repurchases in the fourth quarter of fiscal year 2023 and successfully completed the program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at times when we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Years Ended
	August 31, 2024	August 31, 2023
Number of common shares acquired	935,663	71,530
Average price per common share acquired	$74.13	$78.54
Total cost of common share acquired	$69,362	$5,618
NOTE 7 – POST EMPLOYMENT PLANS
Defined Contribution Plans
PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes non-discretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes incremental non-discretionary contributions to the 401(k) plan to the employees who defer up to 2% of their salary. Employer contributions to the 401(k) plan for the Company's U.S. employees were $3.4 million during fiscal year 2024 and $2.9 million during fiscal years 2023 and 2022.
PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes non-discretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $4.6 million, $4.5 million and $3.6 million during fiscal years 2024, 2023 and 2022, respectively.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2024 and 2023 and consolidated statements of income for the fiscal years ended August 31, 2024, 2023 and 2022 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2024	2023	2024	2023		2024	2023	2022
Start of period	$(5,843)	$(2,976)	$3,604	$1,205		$—	$—	$—
Service cost	(601)	(303)	—	—		555	365	315
Interest cost	(289)	(139)	—	—		289	139	129
Prior service cost (including amortization)	—	—	(24)	(26)		24	26	36
Actuarial gains/(losses)	1,223	(2,425)	(1,223)	2,425		373	122	92
Totals	$(5,510)	$(5,843)	$2,357	$3,604	(1)	$1,241	$652	$572
(1)The Company has recorded a deferred tax asset of $756,000 and $1,106,000 as of August 31, 2024 and 2023, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $1,602,000 and $2,500,000 as of August 31, 2024 and 2023, respectively.
The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2024	2023
Discount rate	5.0% to 9.7%	4.6% to 6.4%
Future salary escalation	3.5% to 4.0%	3.0% to 5.2%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	7.5% to 15.0%	6.7% to 15.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 1.5%	0.5% to 1.5%
For the fiscal year ending August 31, 2025, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive loss (in thousands):

Prior service cost	$26
Amortization of actuarial loss	286
$312
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2022
Other Post Employment Plans	$850	$738	$5,694	$5,077	$5,389	$4,859	$2,130	$1,754	$1,423
(1)With some locations, local statutes require the applicable Company subsidiary to deposit cash in its own name with designated fund managers. The funds earn interest, which the Company recognizes as interest income.
NOTE 8 – STOCK BASED COMPENSATION
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, except for fiscal year 2024, performance stock units (“PSUs”).
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
The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2024 (including shares originally authorized for issuance under prior plans)	August 31, 2024	August 31, 2023
2013 Plan	2,317,923	596,058	1,223,574
The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2024, 2023 and 2022 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2024	2023	2022
Restricted stock awards	$12,128	$10,641	$9,378
Restricted stock units	4,501	3,701	3,519
Performance stock units (1)	664	2,232	3,906
Stock-based compensation expense	$17,293	$16,574	$16,803
(1)The stock-based compensation expense relates to vesting of PSUs granted in prior years.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31, 2024	August 31, 2023	August 31, 2022
Remaining unrecognized compensation cost (in thousands)	$43,490	$15,386	$18,478
Weighted average period of time over which this cost will be recognized (years)	3	2	2

	Years Ended August 31,
	2024	2023	2022
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$(588)	$(2,787)	$(2,259)
The restricted stock awards and units generally vest over a three-year or five-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed.
Restricted stock awards, restricted stock units, and performance-based restricted stock units activity for the twelve months ended August 31, 2024, 2023 and 2022 was as follows:

	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
Grants outstanding at beginning of period	342,741	361,822	375,622
Granted	657,649	365,850	261,204
Forfeited	(61,029)	(118,577)	(16,184)
Vested	(171,414)	(266,354)	(258,820)
Grants outstanding at end of period	767,947	342,741	361,822
The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2024, 2023 and 2022:

Weighted Average Grant Date Fair Value	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
RSAs, RSUs, and PSUs granted	$73.28	$63.93	$76.85
RSAs, RSUs, and PSUs vested	$71.12	$70.26	$72.69
RSAs, RSUs, and PSUs forfeited	$66.97	$66.14	$69.70
The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
Total fair market value of restricted stock awards and units vested (in thousands)	$13,424	$19,325	$18,422

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At the vesting dates for equity awards to employees, the Company repurchases a portion of the shares that have vested at the prior day's closing price per share, with the funds used to pay the employees' tax withholding requirements related to the vesting of restricted stock awards. The Company expects to continue this practice going forward.
Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares.
The following table summarizes the equity securities repurchased during fiscal years 2024, 2023 and 2022 as part of the Company's stock-based compensation programs:

	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
Shares repurchased	44,413	99,998	88,415
Cost of repurchase of shares (in thousands)	$3,512	$7,245	$6,259
The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31, 2024	August 31, 2023	August 31, 2022
Reissued treasury shares	3,000	6,333	8,314
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Taxes
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
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2024 and 2023, the Company has recorded within other accrued expenses and other current liabilities a total of $1.2 million and $9.6 million, respectively, for various non-income tax related tax contingencies.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of August 31, 2024 and August 31, 2023, respectively, in this country.
In fiscal year 2023, we recorded a $7.2 million charge to settle an AMT payment dispute in another one of our markets. Of this amount, $1.0 million is a reserve recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million was for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income. Additionally, as part of the settlement, the Company agreed to pay AMT on a go-forward basis, which was approximately $1.9 million for fiscal year 2024.
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
The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2024 and August 31, 2023, the Company had approximately $14.7 million and $11.3 million, respectively, in contractual obligations for construction services not yet rendered.
As of August 31, 2024, the Company has signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the second half of calendar year 2025. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Years Ended August 31,	Amount
2026	$845
2027	1,646
2028	1,607
2029	1,569
2030	1,532
Thereafter	19,894
Total future lease payments	$27,093
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2024 the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $13.7 million in cash. Additionally, the Company has one lease agreement for the Miraflores warehouse club relocation, as mentioned above. Lastly, the Company has signed two promissory lease agreements in Guatemala; one for a distribution center and one for a land option. If the pending contingencies are resolved favorably, the Company would expect an increase in its total lease liability of approximately $15.6 million upon commencement.
Refer to “Note 15 - Unconsolidated Affiliates” for a description of additional capital contributions that may be required in connection with a joint venture to develop a commercial center adjacent to a PriceSmart warehouse club in Panama.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 10 – INCOME TAXES
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2024	2023	2022
United States	$60,697	$57,941	$55,667
Foreign	140,730	111,270	100,754
Income from continuing operations before provision for income taxes and income (loss) of unconsolidated affiliates	$201,427	$169,211	$156,421
Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2024	2023	2022
Current:
U.S. tax expense	$23,213	$21,604	$20,824
Foreign tax expense	43,488	41,639	34,334
Total	$66,701	$63,243	$55,158
Deferred:
U.S. tax benefit	$(15,389)	$(11,958)	$(11,894)
U.S. valuation allowance change	12,532	12,598	11,823
Foreign tax benefit	(1,904)	(3,935)	(3,259)
Foreign valuation allowance change	678	3	30
Total	$(4,083)	$(3,292)	$(3,300)
Provision for income taxes	$62,618	$59,951	$51,858
The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2024	2023	2022
Federal tax provision at statutory rates	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.2	0.3	0.2
Differences in foreign tax rates	2.1	6.8	7.1
Permanent items and other adjustments	0.6	(0.1)	(2.6)
Increase in valuation allowance	7.2	7.4	7.5
Provision for income taxes	31.1%	35.4%	33.2%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant components of the Company’s deferred tax assets as of August 31, 2024 and 2023 are shown below (in thousands):

	August 31,
	2024	2023
Deferred tax assets:
Foreign tax credits	54,451	43,632
Deferred compensation	2,819	1,664
U.S. timing differences	7,992	6,845
Foreign net operating losses	4,590	4,911
Foreign timing differences:
Accrued expenses and other timing differences	8,765	9,365
Depreciation and amortization	16,944	15,160
Deferred income	9,120	7,338
Gross deferred tax assets	104,680	88,915
U.S. deferred tax liabilities (depreciation and other timing differences)	(1,199)	(3,035)
Foreign deferred tax liabilities netted against deferred tax assets	(5,883)	(5,552)
U.S. valuation allowance	(55,871)	(43,860)
Foreign valuation allowance	(5,110)	(4,430)
Net deferred tax assets	$36,618	$32,038
For fiscal year 2024, the effective tax rate was 31.1%. The decrease in the effective rate versus the prior year was primarily attributable to the non-recurrence of the comparably unfavorable impact in the prior year of write-offs of VAT receivables, Aeropost write-offs and asset impairment and related closure costs of 2.2%, and a 1.8% unfavorable impact due to the AMT settlement.

Following the implementation of certain tax optimization initiatives at the end of fiscal year 2024, we expect a decrease in the effective tax rate by approximately 2-4% in fiscal year 2025.
For fiscal year 2024, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $28.4 million and $26.8 million as of August 31, 2024 and 2023, respectively.
The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. The Company considers earnings to be permanently reinvested for any jurisdiction where distribution from a foreign affiliate would cause additional tax cost, and management has no plans to repatriate the related undistributed earnings and profits from these foreign affiliates. As of August 31, 2024 and 2023 the undistributed earnings of these foreign subsidiaries are approximately $461.5 million and $369.6 million, respectively.
The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more-likely-than-not-standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2024	2023	2022
Balance at beginning of fiscal year	$4,745	$5,041	$3,911
Gross increase - tax positions in prior period	11	35	264
Gross decrease - tax positions in prior period	—	—	—
Additions based on tax positions related to the current year	7	143	1,356
Expiration of the statute of limitations for the assessment of taxes	(469)	(474)	(490)
Balance at end of fiscal year	$4,294	$4,745	$5,041
As of August 31, 2024, the liability for income taxes associated with unrecognized tax benefits was $4.3 million and can be reduced by $1.3 million of tax benefits recorded as deferred tax assets and liabilities. The total $4.3 million unrecognized tax benefit includes $200,000 of associated timing adjustments. The net amount of $4.1 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.
The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2024 and 2023, the Company had accrued an additional $1.7 million and $1.6 million, respectively, for the payment of interest and penalties related to the above-mentioned unrecognized tax benefits.
The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2025 could result in a total income tax benefit amounting up to $1.8 million.
The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions. Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.9 million and $10.7 million and deferred tax assets of $3.4 million and $3.2 million as of August 31, 2024 and August 31, 2023, respectively, in this country.
In fiscal year 2023, the Company recorded a $7.2 million charge to settle the AMT payment dispute in another one of our markets, $1.0 million of which was a reserve for an income tax receivable for one of the tax years for which the Company sought a refund and the remaining $6.2 million for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2005, 2007, 2015* to 2017*, 2018, 2021 to the present
California (U.S.) (state return)	2020 to the present
Florida (U.S.) (state return)	2011* to 2018*, 2021 to the present
Aruba	2019 to the present
Barbados	2018 to the present
Costa Rica	2011 to 2012, 2015 to 2016, 2019 to the present
Colombia	2018 to the present
Dominican Republic	2011 to 2012, 2016, 2021 to the present
El Salvador	2019, 2021 to the present
Guatemala	2012 to 2013, 2019 to the present
Honduras	2018 to the present
Jamaica	2017 to the present
Mexico	2020 to the present
Nicaragua	2020 to the present
Panama	2021 to the present
Trinidad	2016, 2018 to the present
U.S. Virgin Islands	2001 to the present
Spain	2021 to the present
Chile	2021*
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 11 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

	Total Amount of Facilities	Facilities Used		Facilities Available	Weighted average interest rate
		Short-term Borrowings	Letters of Credit
August 31, 2024 - Committed	$75,000	$—	$225	$74,775	—%
August 31, 2024 - Uncommitted	96,000	8,007	—	87,993	11.3
August 31, 2024 - Total	$171,000	$8,007	$225	$162,768	—%

August 31, 2023 - Committed	$75,000	$—	$—	$75,000	—%
August 31, 2023 - Uncommitted	91,000	8,376	—	82,624	13.2
August 31, 2023 - Overdraft Used (Uncommitted)	—	303	—	—	12.0
August 31, 2023 - Total	$166,000	$8,679	$—	$157,624	12.7%
As of August 31, 2024 and August 31, 2023, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the changes in long-term debt for the twelve months ended August 31, 2024:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2022	$33,715	$103,556	$137,271	(1)
Proceeds from long-term debt received during the period:
Guatemala subsidiary	—	12,454	12,454
Barbados subsidiary	—	7,460	7,460
Honduras subsidiary	1,001	12,798	13,799
Trinidad subsidiary	750	4,250	5,000
Total proceeds from long-term debt received during the period	1,751	36,962	38,713
Repayments of long-term debt:	(17,541)	(18,443)	(35,984)
Reclassifications of long-term debt due in the next 12 months	1,729	(1,729)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	539	(859)	(320)
Balances as of August 31, 2023	20,193	119,487	139,680	(3)
Proceeds from long-term debt received during the period:
Panama subsidiary	—	16,500	16,500
Total proceeds from long-term debt received during the period	—	16,500	16,500
Repayments of long-term debt:	(3,707)	(22,613)	(26,320)
Reclassifications of long-term debt due in the next 12 months	19,374	(19,374)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	57	443	500
Balances as of August 31, 2024	$35,917	$94,443	$130,360	(4)
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
(4)The carrying amount of non-cash assets assigned as collateral for these loans was $155.1 million. The carrying amount of cash assets assigned as collateral for these loans was $1.7 million.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a summary of the long-term loans entered into by the Company:

	August 31, 2024	August 31, 2023
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$19,770	$23,099
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	28,794	30,069
Unhedged loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	81,796	86,512
Total long-term debt	130,360	139,680
Less: current portion	35,917	20,193
Long-term debt, net of current portion	$94,443	$119,487
As of August 31, 2024 and August 31, 2023, the Company had approximately $76.6 million and $91.2 million, respectively, of long-term loans in several foreign subsidiaries which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods. The net increase in long-term debt during the twelve months ended August 31, 2024 is primarily attributable to a loan entered into by the Company’s Panama subsidiary, and offset by payments on its long-term debt.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2025	$35,917
2026	18,462
2027	33,204
2028	13,796
2029	4,446
Thereafter	24,535
Total	$130,360
NOTE 12 – LEASES
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2024, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease right of use (“ROU”) assets, and current and non-current operating lease liabilities on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.
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
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option or if an economic penalty may be incurred if the option is not exercised. The initial lease term of the Company’s operating leases range from 2 to 41 years.
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
The following table is a summary of the Company’s components of total lease costs for fiscal year 2024 and 2023 (in thousands):

	Years Ended August 31,
	2024	2023
Operating lease cost	$15,368	$15,753
Short-term lease cost	243	162
Variable lease cost	5,464	5,034
Sublease income	(109)	(91)
Total lease costs	$20,966	$20,858
The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2024 and August 31, 2023 were as follows:

	Years Ended August 31,
	2024	2023
Weighted average remaining lease term in years	18.1	17.8
Weighted average discount rate percentage	6.7%	6.8%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years Ended August 31,
	2024	2023
Operating cash flows paid for operating leases	$15,368	$15,753

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Leased Locations
2025	$14,168
2026	12,354
2027	10,052
2028	9,581
2029	9,504
Thereafter	144,041
Total future lease payments	199,700
Less imputed interest	(88,440)
Total operating lease liabilities	$111,260
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
In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, some of the Company’s subsidiaries have entered into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.
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
Cash Flow Hedges
As of August 31, 2024, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the twelve months ended August 31, 2024:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	26-Sep-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	3.00%	10.35%	24th day of each December, March, June and September beginning December 26, 2022	September 26, 2022 - September 24, 2024
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	17-Nov-21	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	8.40%	17th day of each February, May, August and November, beginning on February 17, 2022	November 17, 2021 - November 18, 2024
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month SOFR plus 2.45%	7.87%	3rd day of each December, March, June and September beginning March 3, 2020	December 3, 2019 - December 3, 2024
Colombia subsidiary	27-Nov-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$25,000,000	Citibank, N.A.	Variable rate 3-month SOFR plus 2.45%	7.93%	27th day of each November, February, May and August beginning February 27, 2020	November 27, 2019 - November 27, 2024
Panama subsidiary	11-Jul-24	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$16,500,000	Bank of Nova Scotia	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024.	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank")	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027
For the twelve-month periods ended August 31, 2024, 2023 and 2022, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the year ended August 31, 2024	$4,784	$2,354	$7,138
Interest expense for the year ended August 31, 2023	$4,630	$1,205	$5,835
Interest expense for the year ended August 31, 2022	$2,577	$3,234	$5,811
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of
	August 31, 2024	August 31, 2023
U.S. Bank	$28,794	$30,069
Citibank N.A.	72,270	65,599
Scotiabank	16,500	—
Total	$117,564	$95,668
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	August 31, 2024			August 31, 2023
		Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$4,030	$(1,411)	$2,619	$—	$—	$—
Cross-currency interest rate swaps	Other non-current assets	259	(90)	169	5,574	(1,950)	3,624
Cross-currency interest rate swaps	Other current liabilities	(1,179)	413	(766)	—	—	—
Cross-currency interest rate swaps	Other long-term liabilities	(1,778)	622	(1,156)	(3,321)	1,162	(2,159)
Interest rate swaps	Other non-current assets	1,223	(274)	949	2,243	(501)	1,742
Interest rate swaps	Other long-term liabilities	(322)	90	(232)	—	—	—
Net fair value of derivatives designated as hedging instruments		$2,233	$(650)	$1,583	$4,496	$(1,289)	$3,207
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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of August 31, 2024:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	27-Mar-2024 - 21-Aug-2024	Forward foreign exchange contracts (USD)	$21,500	11-Sep-2024 - 20-Mar-2025

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the twelve months ended August 31, 2024, 2023, and 2022.
NOTE 14 – RELATED-PARTY TRANSACTIONS
Relationships with Edgar Zurcher: Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $632,000, $718,000, and $927,000 in rental income for this space during the fiscal years ended 2024, 2023 and 2022. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.7 million, $1.9 million, and $1.1 million for products purchased from this entity for the fiscal years ended August 31, 2024, 2023, and 2022.
Relationships with Price Family Charitable Organizations: During the years ended August 31, 2024, 2023 and 2022, the Company sold approximately $336,000, $1.0 million and $438,000, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors and Interim Chief Executive Officer of the Company, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director of the Company, serves as a director of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a director of the Board of the Price Philanthropies Foundation. David Price, a director and the Executive Vice President and Chief Transformation Officer of the Company, serves as a Vice President and a Vice Chair of the Board of the Price Philanthropies Foundation.
Relationships with PriceSmart Foundation: During the year ending August 31, 2024, the Company donated a contribution of $150,000 to PriceSmart Foundation. David Price, a director and the Executive Vice President and Chief Transformation Officer of the Company, serves as the President of PriceSmart Foundation. Francisco Velasco, Executive Vice President – Chief Legal Officer, Chief Risk & Compliance Officer and Secretary of the Company, serves as a member of the board of PriceSmart Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer of PriceSmart Foundation. Patricia Márquez, a director of the Company, serves as a member of the board of PriceSmart Foundation.
Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama, entered by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was recently renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $140,000 in rent expense for each of the fiscal years ended August 31, 2024, and August 31, 2023, and $149,000 in rent expense for the fiscal year ended August 31, 2022.
Relationship with La Jolla Aviation: Robert E. Price owns La Jolla Aviation, Inc., a company that PriceSmart employees use for travel. The Company incurred approximately $400,000 in travel expenses for travel provided by La Jolla Aviation for the fiscal year ended August 31, 2024. Jeffrey R. Fisher, a director of the Company, previously served as Secretary and Chief Financial Officer of La Jolla Aviation, including during fiscal year 2024. However, he does not currently hold any positions at La Jolla Aviation.
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
In 2008, the Company entered into real estate joint ventures to jointly own and operate separate commercial retail centers adjacent to warehouse clubs in Panama (GolfPark Plaza, S.A.) and Costa Rica (Price Plaza Alajuela PPA, S.A.). Due to the initial nature of the joint ventures and the continued commitments for additional financing, the Company determined these joint ventures are VIEs. Since all rights, obligations and the power to direct the activities of a VIE that most significantly impact the VIE's economic performance is shared equally by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. In the fourth quarter of fiscal year 2024, the Company dissolved its joint venture with Price Plaza Alajuela PPA, S.A in order to exert control over property tied to its adjacent warehouse club. As a result of this dissolution, the Company recognized a loss of approximately $80,000 in Other income (expense) on the consolidated statements of income for the quarter ended August 31, 2024. The Company used a market-based valuation model to determine the fair value of the two plots of land received at $1.9 million and an income-based valuation model to determine the fair value of the building received at $1.3 million. The Company also received cash and other assets of approximately $490,000.
On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was recently renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $140,000 in rent expense for each of the fiscal years ended August 31, 2024, and August 31, 2023, and $149,000 in rent expense for the fiscal year ended August 31, 2022.
The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2024 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Income (Loss) Inception to Date	Dissolution of Joint Venture(1)	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(2)	Company's Maximum Exposure to Loss in Entity(3)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(136)	$—	$6,882	$99	$6,981
Price Plaza Alajuela PPA, S.A.	—%	2,193	1,236	234	(3,663)	—	—	—
Total		$6,809	$3,638	$98	$(3,663)	$6,882	$99	$6,981
(1)In the fourth quarter of fiscal year 2024, the Company dissolved its joint venture with Price Plaza Alajuela PPA, S.A.
(2)The parties intend to seek alternate financing for the project, which could reduce the amount of investments each party would be required to provide. The parties may mutually agree on changes to the project, which could increase or decrease the amount of contributions each party is required to provide.
(3)The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31, 2024	August 31, 2023
Current assets	$1,641	$1,654
Non-current assets	$3,009	$10,324
Current liabilities	$151	$158
Non-current liabilities	$—	$9

	Years Ended August 31,
	2024	2023	2022
PriceSmart’s share of the net gain (loss) of unconsolidated affiliates	$66	$(55)	$(10)
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Year Ended August 31, 2024
Revenue from external customers	$39,438	$2,965,772	$1,352,030	$556,658	$—	$4,913,898
Intersegment revenues	1,759,335	31,101	5,641	4,815	(1,800,892)	—
Depreciation, property and equipment	5,963	42,990	19,607	14,051	—	82,611
Operating income	24,868	227,986	95,642	15,231	(142,783)	220,944
Interest income from external sources	2,382	7,291	1,175	201	—	11,049
Interest income from intersegment sources	4,618	4,020	376	—	(9,014)	—
Interest expense from external sources	1,118	2,843	2,719	6,279	—	12,959
Interest expense from intersegment sources	2,261	3,531	1,154	2,103	(9,049)	—
Provision for income taxes	20,961	31,761	8,880	1,016	—	62,618
Net income attributable to PriceSmart, Inc.	5,324	192,128	77,983	6,223	(142,783)	138,875
Long-lived assets (other than deferred tax assets)	72,727	614,382	224,019	199,404	—	1,110,532
Goodwill	8,981	24,193	10,023	—	—	43,197
Investment in unconsolidated affiliates	—	6,882	—	—	—	6,882
Total assets	220,076	1,065,493	451,265	285,860	—	2,022,694
Capital expenditures, net	10,591	108,506	38,777	13,668	—	171,542

Year Ended August 31, 2023
Revenue from external customers	$31,741	$2,671,083	$1,269,307	$439,711	$—	$4,411,842
Intersegment revenues	1,538,588	27,709	5,621	4,466	(1,576,384)	—
Depreciation, property and equipment	5,482	37,053	19,188	10,210	—	71,933
Amortization, Intangibles	765	—	—	—	—	765
Operating income (loss)	29,844	191,721	87,223	15,467	(139,739)	184,516
Interest income from external sources	3,604	3,977	2,135	155	—	9,871
Interest income from intersegment sources	2,454	1,603	253	—	(4,310)	—
Interest expense from external sources	1,165	2,664	3,251	3,940	—	11,020
Interest expense from intersegment sources	75	1,258	1,041	1,939	(4,313)	—
Provision (benefit) for income taxes	23,283	28,045	9,873	(1,250)	—	59,951
Net income attributable to PriceSmart, Inc.	9,540	159,014	68,635	11,755	(139,739)	109,205
Long-lived assets (other than deferred tax assets)	71,919	566,139	210,000	205,295	—	1,053,353
Goodwill	8,981	24,083	10,046	—	—	43,110
Investment in unconsolidated affiliates	—	10,479	—	—	—	10,479
Total assets	302,115	995,881	425,145	282,467	—	2,005,608
Capital expenditures, net	10,204	79,526	24,234	29,948	—	143,912

Year Ended August 31, 2022
Revenue from external customers	$48,716	$2,382,163	$1,156,607	$478,607	$—	$4,066,093
Intersegment revenues	1,492,648	22,119	5,857	3,600	(1,524,224)	—
Depreciation, property and equipment	4,719	34,155	17,061	10,320	—	66,255
Amortization, Intangibles	1,613	—	—	—	—	1,613
Operating income (loss)	23,364	171,119	79,022	22,526	(128,965)	167,066
Interest income from external sources	147	1,115	863	76	—	2,201
Interest income from intersegment sources	1,789	1,954	255	—	(3,998)	—
Interest expense from external sources	1,225	3,107	2,163	3,116	—	9,611
Interest expense from intersegment sources	27	1,187	1,821	899	(3,934)	—
Provision for income taxes	19,629	23,396	8,106	727	—	51,858
Net income attributable to PriceSmart, Inc.	8,292	144,159	62,799	18,268	(128,984)	104,534
Long-lived assets (other than deferred tax assets)	70,978	498,204	218,021	175,194	—	962,397
Intangibles, net	765	—	—	—	—	765
Goodwill	8,981	24,250	10,072	—	—	43,303
Investment in unconsolidated affiliates	—	10,534	—	—	—	10,534
Total assets	230,411	867,898	474,411	235,680	—	1,808,400
Capital expenditures, net	5,119	46,959	36,610	33,654	—	122,342
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of August 31, 2024 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

ADDITIONAL INFORMATION
Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800
Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT
Annual Meeting
Wednesday, February 6, 2025
Held via live audio and webcast
Transfer Agent
Computershare Inc.
462 South 4th Street, Suite 1600
Louisville, KY, 40202
Telephone: (888) 867-6003
TDD for Hearing Impaired: (800) 490-1493
Outside U.S.: (201) 680-6578
Independent Registered Public Accounting Firm
Ernst & Young U.S. LLP
4365 Executive Drive, Suite 1600
San Diego, CA 92121
PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9740 Scranton Road, San Diego, CA 92121. Internet users can access PriceSmart's web site at https://investors.pricesmart.com.