Form 10-Q
period 2024-11-30
PRICESMART INC
filed 2025-01-08
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
The registrant had 30,662,345 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2024.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of November 30, 2024 and the consolidated balance sheet as of August 31, 2024, the unaudited consolidated statements of income for the three months ended November 30, 2024 and 2023, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2024 and 2023, the unaudited consolidated statements of equity for the three months ended November 30, 2024 and 2023, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2024 and 2023 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2024 (Unaudited)	August 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$120,943	$125,364
Short-term restricted cash	3,309	1,383
Short-term investments	101,252	100,165
Receivables, net of allowance for credit losses of $52 as of November 30, 2024 and August 31, 2024	23,606	18,847
Merchandise inventories	585,850	528,678
Prepaid expenses and other current assets (includes $1,754 and $4,480 as of November 30, 2024 and August 31, 2024, respectively, for the fair value of derivative instruments)	57,564	57,910
Total current assets	892,524	832,347
Long-term restricted cash	12,209	9,564
Property and equipment, net	934,087	936,108
Operating lease right-of-use assets, net	100,202	96,415
Goodwill	43,215	43,197
Deferred tax assets	34,801	36,618
Other non-current assets (includes $2,962 and $1,482 as of November 30, 2024 and August 31, 2024, respectively, for the fair value of derivative instruments)	63,767	61,563
Investment in unconsolidated affiliates	6,877	6,882
Total Assets	$2,087,682	$2,022,694
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$7,764	$8,007
Accounts payable	537,076	485,961
Accrued salaries and benefits	37,241	48,263
Deferred income	38,999	38,079
Income taxes payable	4,018	6,516
Other accrued expenses and other current liabilities (includes $0 and $1,179 as of November 30, 2024 and August 31, 2024, respectively, for the fair value of derivative instruments)	52,898	50,035
Operating lease liabilities, current portion	7,519	7,370
Long-term debt, current portion	22,055	35,917
Total current liabilities	707,570	680,148
Deferred tax liability	1,048	1,644
Long-term income taxes payable, net of current portion	4,712	4,762
Long-term operating lease liabilities	107,556	103,890
Long-term debt, net of current portion	93,567	94,443
Other long-term liabilities (includes $1,561 and $2,100 for the fair value of derivative instruments and $13,090 and $12,742 for post-employment plans as of November 30, 2024 and August 31, 2024, respectively)	14,651	14,842
Total Liabilities	929,104	899,729

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,633,540 and 32,570,858 shares issued and 30,662,345 and 30,635,556 shares outstanding (net of treasury shares) as of November 30, 2024 and August 31, 2024, respectively	3	3
Additional paid-in capital	519,035	514,542
Accumulated other comprehensive loss	(167,606)	(164,590)
Retained earnings	927,700	890,272
Less: treasury stock at cost, 1,971,195 shares as of November 30, 2024 and 1,935,302 shares as of August 31, 2024	(120,554)	(117,262)
Total Stockholders' Equity	1,158,578	1,122,965
Total Liabilities and Equity	$2,087,682	$2,022,694
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30, 2024	November 30, 2023
Revenues:
Net merchandise sales	$1,223,859	$1,135,014
Export sales	9,618	10,009
Membership income	20,199	17,749
Other revenue and income	4,268	3,703
Total revenues	1,257,944	1,166,475
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,029,877	952,728
Export sales	9,013	9,550
Selling, general and administrative:
Warehouse club and other operations	117,855	109,965
General and administrative	42,565	35,439
Pre-opening expenses	22	487
Loss on disposal of assets	352	93
Total operating expenses	1,199,684	1,108,262
Operating income	58,260	58,213
Other income (expense):
Interest income	2,220	2,866
Interest expense	(2,695)	(2,816)
Other expense, net	(6,856)	(2,126)
Total other expense	(7,331)	(2,076)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	50,929	56,137
Provision for income taxes	(13,496)	(18,153)
Income (loss) of unconsolidated affiliates	(5)	63
Net income	$37,428	$38,047
Net income per share available for distribution:
Basic	$1.21	$1.24
Diluted	$1.21	$1.24
Shares used in per share computations:
Basic	30,019	30,269
Diluted	30,020	30,269
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30, 2024	November 30, 2023
Net income	$37,428	$38,047

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	(2,853)	3,537
Defined benefit pension plan:
Net gain (loss) arising during period	(7)	25
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	78	96
Total defined benefit pension plan	71	121
Derivative instruments:(2)
Unrealized gains (losses) on change in derivative obligations	(238)	1,174
Unrealized losses on change in fair value of interest rate swaps	(2,140)	(1,252)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	2,144	—
Total derivative instruments	(234)	(78)
Other comprehensive income (loss)	(3,016)	3,580
Comprehensive income	$34,412	$41,627
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	944	(69,972)	(69,972)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	488	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,546	—	—	—	—	3,546
Net income	—	—	—	—	38,047	—	—	38,047
Other comprehensive income	—	—	—	3,580	—	—	—	3,580
Balance at November 30, 2023	32,416	$3	$500,795	$(160,412)	$855,606	1,899	$(113,748)	$1,082,244

Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	36	(3,292)	(3,292)
Issuance of restricted stock awards	66	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,493	—	—	—	—	4,493
Net income	—	—	—	—	37,428	—	—	37,428
Other comprehensive loss	—	—	—	(3,016)	—	—	—	(3,016)
Balance at November 30, 2024	32,634	$3	$519,035	$(167,606)	$927,700	1,971	$(120,554)	$1,158,578

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30, 2024	November 30, 2023
Operating Activities:
Net income	$37,428	$38,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,862	19,494
Allowance for credit losses	—	(5)
Loss on sale of property and equipment	352	93
Deferred income taxes	907	1,310
Equity in losses (gains) of unconsolidated affiliates	5	(63)
Stock-based compensation	4,493	3,546
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(19,269)	(28,390)
Merchandise inventories	(57,172)	(58,491)
Accounts payable	50,924	65,557
Net cash provided by operating activities	38,530	41,098
Investing Activities:
Additions to property and equipment	(28,181)	(33,300)
Purchases of short-term investments	(38,313)	(55,204)
Proceeds from settlements of short-term investments	37,147	58,331
Proceeds from disposal of property and equipment	41	57
Net cash used in investing activities	(29,306)	(30,116)
Financing Activities:
Proceeds from long-term bank borrowings	5,441	—
Repayment of long-term bank borrowings	(19,943)	(4,849)
Proceeds from short-term bank borrowings	524	1,160
Repayment of short-term bank borrowings	(318)	(848)
Purchase of treasury stock	(3,292)	(69,972)
Net cash used in financing activities	(17,588)	(74,509)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,514	(1,787)
Net increase (decrease) in cash, cash equivalents	150	(65,314)
Cash, cash equivalents and restricted cash at beginning of period	136,311	252,202
Cash, cash equivalents and restricted cash at end of period	$136,461	$186,888

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$4,962	$8,312

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30, 2024	November 30, 2023
Cash and cash equivalents	$120,943	$174,452
Short-term restricted cash	3,309	2,869
Long-term restricted cash	12,209	9,567
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$136,461	$186,888
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2024

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of November 30, 2024, the Company had 54 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one warehouse club in Cartago, Costa Rica in the spring of 2025 and one new warehouse club in Quetzaltenango, Guatemala in the summer of 2025. Once these two new clubs are open, the Company will operate 56 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (the “2024 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and subsidiaries in which it has a controlling interest. The consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the year.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the case of the Company's ownership interest in a real estate development joint venture, both parties to the joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in a real estate development joint venture the Company has recorded under the equity method as of November 30, 2024 is listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $2.1 million as of November 30, 2024 and $7.0 million as of August 31, 2024. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30, 2024	August 31, 2024
Short-term restricted cash	$3,309	$1,383
Long-term restricted cash	12,209	9,564
Total restricted cash(1)	$15,518	$10,947
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $8.8 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.2 million as of November 30, 2024 and August 31, 2024. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $11.3 million and $10.9 million and deferred tax assets of $3.7 million and $3.4 million as of November 30, 2024 and August 31, 2024, respectively, in this country.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30, 2024	August 31, 2024
Prepaid expenses and other current assets	$992	$3,322
Other non-current assets	33,905	30,845
Total amount of VAT receivables reported	$34,897	$34,167
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30, 2024	August 31, 2024
Prepaid expenses and other current assets	$19,951	$20,088
Other non-current assets	21,376	23,679
Total amount of income tax receivables reported	$41,327	$43,767
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Based Compensation – The Company utilizes three types of equity awards: restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, performance-based restricted stock units (“PSUs”). Compensation cost related to RSAs, RSUs and PSUs is based on the fair market value at the time of the grant. The Company recognizes the compensation cost related to RSAs and RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company also recognizes compensation cost for PSUs over the performance period of each tranche, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in the fair market value of the Company’s current and long-term financial assets and liabilities, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2024 Annual Report on Form 10-K.
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
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2024 and August 31, 2024.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the three months ended November 30, 2024 and 2023 (in thousands):

	Three Months Ended
	November 30, 2024	November 30, 2023
Effect on other comprehensive income (loss) due to foreign currency restatement	$(2,853)	$3,537
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

	Three Months Ended
	November 30, 2024	November 30, 2023
Currency loss	$(6,718)	$(2,701)
Recent Accounting Pronouncements - Not Yet Adopted
FASB ASC 280 ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. ASU No. 2023-07 focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt ASU No. 2023-07 for our annual reporting for fiscal year 2025. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.
FASB ASC 740 ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. ASU No. 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt ASU No. 2023-09 for our annual reporting for fiscal year 2026. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.
NOTE 3 – REVENUE RECOGNITION
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Contract Liabilities
	November 30, 2024	August 31, 2024
Deferred membership income	$37,135	$36,222
Other contract performance liabilities	$23,091	$15,479
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2024	November 30, 2023
Foods & Sundries	$579,999	$558,231
Fresh Foods	366,284	329,602
Hardlines	144,195	132,564
Softlines	67,888	54,842
Food Service and Bakery	54,030	50,269
Health Services	11,463	9,506
Net Merchandise Sales	$1,223,859	$1,135,014
NOTE 4 – EARNINGS PER SHARE
The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) issued pursuant to the 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance criteria are achieved. At the time the Compensation Committee confirms the performance criteria have been achieved, the corresponding dividend equivalents are paid on the PSUs. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three months ended November 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2024	November 30, 2023
Net income	$37,428	$38,047
Less: Allocation of income to unvested stockholders	(1,043)	(631)
Net income available for distribution	$36,385	$37,416
Basic weighted average shares outstanding	30,019	30,269
Add dilutive effect of performance stock units (two-class method)	1	—
Diluted average shares outstanding	30,020	30,269
Basic net income per share	$1.21	$1.24
Diluted net income per share	$1.21	$1.24
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2025. The following table summarizes the dividends declared and paid during fiscal year 2024 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
On February 1, 2024 the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share paid on August 30, 2024 to stockholders of record as of August 15, 2024. Additionally, on April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024 to distribute excess cash to stockholders. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	(2,853)
Defined benefit pension plans (1)	71
Derivative instruments (2)	(234)
Ending balance, November 30, 2024	$(167,606)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	3,537
Defined benefit pension plans (1)	121
Derivative instruments (2)	(78)
Ending balance, November 30, 2023	$(160,412)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	693
Defined benefit pension plans (1)	501
Derivative instruments (2)	(2,189)
Amounts reclassified from accumulated other comprehensive loss	397
Ending balance, August 31, 2024	$(164,590)
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

	November 30, 2024	August 31, 2024
Retained earnings not available for distribution	$9,689	$9,615
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended
	November 30, 2024	November 30, 2023
Number of common shares acquired	—	935,663
Average price per common share acquired	$—	$74.13
Total cost of common shares acquired	$—	$69,362

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of November 30, 2024 and August 31, 2024, the Company has recorded within other accrued expenses and other current liabilities a total of $1.2 million for various non-income tax related tax contingencies.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $11.3 million and $10.9 million and deferred tax assets of $3.7 million and $3.4 million as of November 30, 2024 and August 31, 2024, respectively, in this country.
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2024 and August 31, 2024, the Company had approximately $17.0 million and $14.7 million, respectively, in contractual obligations for construction services not yet rendered.
As of November 30, 2024, the Company has signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the first half of calendar year 2026. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2026	$559
2027	1,626
2028	1,584
2029	1,543
2030	1,503
Thereafter	19,299
Total future lease payments	$26,114
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of November 30, 2024 the Company had entered into five land purchase agreements that, if completed, would result in the use of approximately $16.6 million in cash. Additionally, the Company has signed one executory lease agreement for a distribution center in Guatemala. Once the construction contingency is complete, the Company would take possession and expect an increase in its total lease liability of approximately $11.7 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s interest in a real estate joint venture, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in this joint venture as of November 30, 2024 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(141)	$6,877	$99	$6,976
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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2024 - Committed	$75,000	$—	$—	$75,000	—%
November 30, 2024 - Uncommitted	96,000	7,764	—	88,236	9.6
November 30, 2024 - Total	$171,000	$7,764	$—	$163,236	—%

August 31, 2024 - Committed	$75,000	$—	225	$74,775	—%
August 31, 2024 - Uncommitted	96,000	8,007	—	87,993	11.3
August 31, 2024 - Total	$171,000	$8,007	$225	$162,768	—%
As of November 30, 2024 and August 31, 2024, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the changes in long-term debt for the three months ended November 30, 2024:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2024	$35,917	$94,443	$130,360	(1)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	1,760	3,681	5,441
Total proceeds from long-term debt received during the period	1,760	3,681	5,441
Repayments of long-term debt:	(15,832)	(4,111)	(19,943)
Reclassifications of long-term debt due in the next 12 months	225	(225)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	(15)	(221)	(236)
Balances as of November 30, 2024	$22,055	$93,567	$115,622	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $155.1 million. The carrying amount of cash assets assigned as collateral for these loans was $1.7 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $135.0 million. The carrying amount of cash assets assigned as collateral for these loans was $6.6 million.
As of November 30, 2024 and August 31, 2024, the Company had approximately $63.2 million and $76.6 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2025	$22,055
2026	18,119
2027	38,576
2028	8,977
2029	4,466
Thereafter	23,429
Total	$115,622

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
Cash Flow Hedges
As of November 30, 2024, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2024:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	25-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$18,700,000	PriceSmart, Inc.	6.00%	10.91%	27th day of each November, February, May and August beginning on February 27, 2025	November 27, 2024 - November 27, 2027
Colombia subsidiary	15-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	7.61%	17th day of each February, May, August and November beginning on February 18, 2025	November 18, 2024 - November 17, 2026
Colombia subsidiary	19-Sep-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	4.00%	9.15%	24th day of each September, December, March and June beginning on December 24, 2024	September 24, 2024 - September 24, 2029
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Colombia subsidiary	3-Dec-19	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$7,875,000	Citibank, N.A.	Variable rate 3-month SOFR plus 2.45%	7.87%	3rd day of each December, March, June and September beginning March 3, 2020	December 3, 2019 - December 3, 2024
Panama subsidiary	11-Jul-24	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$16,500,000	Bank of Nova Scotia	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank")	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended November 30, 2024 and November 30, 2023, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the three months ended November 30, 2024	$1,225	$397	$1,622
Interest expense for the three months ended November 30, 2023	$1,062	$415	$1,477
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	November 30, 2024	August 31, 2024
U.S. Bank	$28,475	$28,794
Citibank N.A.	75,138	72,270
Scotiabank	16,500	16,500
Total	$120,113	$117,564
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		November 30, 2024			August 31, 2024
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$816	$(286)	$530	$4,030	$(1,411)	$2,619
Cross-currency interest rate swaps	Other non-current assets	1,684	(589)	1,095	259	(90)	169
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(1,179)	413	(766)
Cross-currency interest rate swaps	Other long-term liabilities	(1,354)	474	(880)	(1,778)	622	(1,156)
Interest rate swaps	Other non-current assets	1,278	(286)	992	1,223	(274)	949
Interest rate swaps	Other long-term liabilities	(207)	58	(149)	(322)	90	(232)
Net fair value of derivatives designated as hedging instruments		$2,217	$(629)	$1,588	$2,233	$(650)	$1,583

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2024:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	21-May-2024 - 19-Nov-2024	Forward foreign exchange contracts (USD)	$26,500	18-Dec-2024 - 24-Jul-2025
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three month periods ended November 30, 2024 and November 30, 2023.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended November 30, 2024
Revenue from external customers	$9,618	$760,296	$345,382	$142,648	$—	$1,257,944
Intersegment revenues	515,594	9,333	1,825	1,026	(527,778)	—
Depreciation, property and equipment	1,768	10,944	5,005	3,145	—	20,862
Operating income	(1,540)	59,715	26,090	4,425	(30,430)	58,260
Net income	(6,245)	50,921	21,677	1,505	(30,430)	37,428
Long-lived assets (other than deferred tax assets)	71,614	627,942	230,920	186,666	—	1,117,142
Goodwill	8,981	24,204	10,030	—	—	43,215
Total assets	210,842	1,103,690	496,459	276,691	—	2,087,682
Capital expenditures, net	572	15,445	9,890	2,465	—	28,372

Three Months Ended November 30, 2023
Revenue from external customers	$10,009	$700,567	$326,967	$128,932	$—	$1,166,475
Intersegment revenues	446,337	6,092	1,400	1,025	(454,854)	—
Depreciation, property and equipment	1,324	10,010	4,821	3,339	—	19,494
Operating Income	9,949	56,902	23,332	3,617	(35,587)	58,213
Net income	3,325	48,533	19,081	2,695	(35,587)	38,047
Long-lived assets (other than deferred tax assets)	72,359	578,707	214,936	208,054	—	1,074,056
Goodwill	8,981	24,110	10,044	—	—	43,135
Total assets	217,158	1,067,842	447,639	296,640	—	2,029,279
Capital expenditures, net	2,939	21,340	8,989	3,814	—	37,082

As of August 31, 2024
Long-lived assets (other than deferred tax assets)	$72,727	$614,382	$224,019	$199,404	$—	$1,110,532
Goodwill	8,981	24,193	10,023	—	—	43,197
Investment in unconsolidated affiliates	—	6,882	—	—	—	6,882
Total assets	220,076	1,065,493	451,265	285,860	—	2,022,694
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of November 30, 2024 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, omni-channel initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Quarterly Report under the heading “Part II. Item 1A. Risk Factors” and in the Annual Report on Form 10-K under the heading “Part I. Item 1A. Risk Factors" and "Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2024. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business in the countries in which we do business at operating standards as good as, or superior to, warehouse club operations in the United States.

As of November 30, 2024, we had 54 warehouse clubs in operation in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.9 billion in fiscal year 2024. We believe PriceSmart has become one of the most respected and trusted brands in the region. With nearly two million membership accounts and almost four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.

The annual fee for a Diamond Membership in most markets as of November 30, 2024 was approximately $40 and our Platinum Members generally pay $80 per year in exchange for an annual 2% cash-back rebate. These membership fees are applied to lowering the price of the products we sell. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

PriceSmart sources approximately half of its merchandise from suppliers within the region, with the balance of merchandise sourced throughout the rest of the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and unique consumable and non-consumable products that are often not otherwise available in our markets.
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
PriceSmart seeks to provide the best working conditions possible for our almost 12,000 employees. We seek to provide safe and pleasant working environments for our employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.
PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. In partnership with Price Philanthropies Foundation, PriceSmart provides school supplies to approximately 150,000 children, and eye exams to thousands of children through its Aprender y Crecer program. In addition, the PriceSmart Foundation makes grants to support work force development and small business entrepreneurship, and to improve the environment.

We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of November 30, 2023	Number of Warehouse Clubs in Operation as of November 30, 2024	Anticipated Warehouse Club Openings in Fiscal Year 2025
Colombia	10	10	—
Costa Rica	8	8	1
Panama	7	7	—
Guatemala	6	6	1
Dominican Republic	5	5	—
Trinidad	4	4	—
El Salvador	3	4	—
Honduras	3	3	—
Nicaragua	2	2	—
Jamaica	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	53	54	2
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
We have purchased land and plan to open our ninth warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest club in the capital of San Jose. The club is under construction on a six-acre property and is anticipated to open in the spring of 2025. Additionally, we finalized execution of a land lease in the first quarter of fiscal year 2025 and plan to build our seventh warehouse club in Guatemala, located in Quetzaltenango, approximately 122 miles west from the nearest club in the capital of Guatemala City. This club will be built on a four-acre property and is anticipated to open in the summer of 2025. Once these two new clubs are open, we will operate 56 warehouse clubs in total.
We also historically exported products to a retailer in the Philippines, but effective August 31, 2024, our business relationship with that retailer ceased, except for some outstanding merchandise orders being fulfilled during the current fiscal year. However, we are exploring expansion of our export business in other markets and recently began exporting to a retailer in the Bahamas.
Factors Affecting the Business
Overall economic trends, foreign currency exchange volatility, and other factors impacting the business.
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

Although inflationary pressures have subsided somewhat, substantial product cost increases and commodity price increases have and could again impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Events, such as COVID-19, directly or indirectly resulted in market and supply-chain disruptions, which increased the complexity of managing our inventory flow and business and resulted in substantial inventory markdowns on certain non-food product categories in the third quarter of fiscal year 2022. In addition, shipping and freight rates increased dramatically during that time. These or other challenges could reoccur in the future. While supply chains and transportation rates have normalized, we continue to work to hold down and/or mitigate price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased merchandise throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the first quarter of fiscal year 2025, some markets, especially Costa Rica, benefited from currency appreciation, which helped offset currency devaluations we experienced in some of the other countries where we operate, primarily Colombia and the Dominican Republic. During the first quarter of fiscal year 2025, approximately 80.0% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 50.2% consisted of sales of products we purchased in U.S. dollars.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. Alternatively, we may elect not to raise prices to fully cover the impact of the devaluation, adversely affecting our margins. For example, during fiscal year 2023, the currency in Colombia devalued approximately 15%, but we held pricing steady or took pricing actions to mitigate declines in demand that negatively impacted our consolidated Total Gross Margin rate. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”
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
We continue to face the risk of political instability which may have significant effects on our business. For example, protestors set up roadblocks in Panama during October and November 2023 as a reaction to an agreement between the Panamanian government and a mining company, disrupting traffic to our clubs throughout most of the market. Roadblocks in Guatemala in October 2023 relating to election protests also limited access to certain of our warehouse clubs. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure during the third quarter of fiscal year 2021.
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
At times we face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation has occurred frequently in the last few years, we generally have been able to plan around these import blockages and resume imports within a matter of days. However, the most recent delay in obtaining importation clearance resulted in us being unable to import merchandise into Nicaragua for several weeks in June 2023. While our tax clearances and imports have returned to a normal cadence, we could see delays of imports into Nicaragua again as well as in other jurisdictions in which we operate.

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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of November 30, 2024 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $70.1 million, a decrease of $30.4 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of November 30, 2024, our Honduran subsidiary had approximately $10.9 million of cash and cash equivalents and short-term investments denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company. We are actively working with our banking partners and government authorities to address this situation.
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
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Remodeling Current PriceSmart Clubs, Adding New PriceSmart Locations and Opening More Distribution Centers. We believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. For instance, we are currently expanding our warehouse clubs in San Salvador, El Salvador and Portmore, Jamaica. In the first quarter of fiscal year 2025, we completed the remodel of our clubs in San Pedro Sula, Honduras and Santiago, Dominican Republic. During fiscal year 2024, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have plans to open a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica, in the spring of 2025. Additionally, we finalized execution of a land lease in the first quarter of fiscal year 2025 and plan to build and open our seventh warehouse club in Guatemala, in the city of Quetzaltenango, in the summer of 2025. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We expect to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in markets such as Panama, Guatemala, and Trinidad.
II.Increase Membership Value. We are seeking to attract more Members and retain our current Members by expanding the benefits of being a Member of PriceSmart. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. By adding more benefits that Members can only obtain with us, we believe we can achieve growth in the number of Members, which drives Membership income and Net merchandise sales. Recent examples of enhancements we have made to the value of membership include: providing the ability for all of our Members to transact on PriceSmart.com; pickup and delivery service in our clubs; and the implementation and expansion of our Well-being initiative, which offers optical services with free eye exams for our Members and additional members of their families and lower prices on discounted eyeglass frames; audiology services with free hearing exams and deeply discounted hearing aids; and, in some of our markets, pharmacies. Another way we enhance Membership value is by offering private label merchandise under the “Member’s Selection®” brand, which is available only to PriceSmart Members. We believe the “Member’s Selection®” brand carries goodwill and is recognized in our markets for value. Private label products also provide the opportunity to source quality items locally. Select local sourcing has multiple benefits, including support of local communities in which we operate by enhancing business activity and creating direct and indirect jobs, mitigation of foreign currency exchange risk, and reduced supply chain exposure. These initiatives offer additional benefits and services for our Members, whether they choose to shop on-line, in-club, or both. During the first quarter of fiscal year 2025, our private label sales represented 27.7% of total merchandise sales, up from 27.2% in the same period of fiscal year 2024, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers to control their shopping experience. Consumers are more engaged than ever before and want access 24 hours a day and seven days a week. We’ve continued to tailor our digital experience to match this expectation and meet our Members when and where they want to shop. In fiscal year 2024, we completed a country by country roll out of our new PriceSmart.com website and mobile application (Android and iOS) to complement our in-club shopping. The website and app use a MACH or headless architecture, which is designed for speed and scalability. We can now build and release new Member-facing digital experiences without a full, end-to-end, technology redevelopment. This provides us the opportunity to continually strengthen and expand the scope of our relationship with each Member and offer new products and services in the future. Additionally, we can strengthen our data analytics around Member behavior on the website and app to better serve their preferences. Identification of delivery service areas, patterns in site searches, most viewed items and segmented homepage offerings are a few examples of the capabilities we now have through our investment in the digital experience for the Member. We are also continually finding ways to deploy technology that improves efficiency. For example, we have and will continue to enhance our order picking technology to reduce the time it takes to fulfill an order for the Member. This allows us to meet our Member's service expectations and expand our capacity for more orders.
Financial highlights for the first quarter of fiscal year 2025 included:
•Total revenues increased 7.8% over the comparable prior-year period.
•Net merchandise sales increased 7.8% over the comparable prior-year period. We ended the quarter with 54 warehouse clubs compared to 53 warehouse clubs at the end of the first quarter of fiscal year 2024. Net merchandise sales - constant currency increased 8.2% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 52 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended December 1, 2024 increased 5.7%. Comparable net merchandise sales - constant currency for the 13 weeks ended December 1, 2024 increased 6.1%.
•Membership income for the first quarter of fiscal year 2025 increased 13.8% to $20.2 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 6.4% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.9%, a decrease of 20 basis points or 0.2% from the same period in the prior year.
•Selling, general and administrative expenses increased 10.1% compared to the first quarter of fiscal year 2024, primarily due to investments in technology.
•Operating income for the first quarter of fiscal year 2025 was $58.3 million, effectively flat when compared to the prior year.
•We recorded a $7.3 million net loss in total other expense in the first quarter of fiscal year 2025 compared to a $2.1 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $4.7 million, primarily driven by an increase in total foreign currency transaction losses as well as lower interest income of $0.6 million, comparatively.
•Our effective tax rate decreased in the first quarter of fiscal year 2025 to 26.5% from 32.3% in the first quarter of fiscal year 2024. The decrease in the effective tax rate is primarily related to the implementation of certain tax optimization initiatives at the end of fiscal year 2024.
•Net income for the first quarter of fiscal year 2025 was $37.4 million, or $1.21 per diluted share, compared to $38.0 million, or $1.24 per diluted share, in the first quarter of fiscal year 2024.
•Adjusted EBITDA for the first quarter of fiscal year 2025 was $79.1 million compared to $77.8 million in the same period last year.

Non–GAAP (Generally Accepted Accounting Principles) Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with U.S. GAAP (Generally Accepted Accounting Principles). In addition to relevant GAAP measures, we also provide non-GAAP measures including adjusted EBITDA, net merchandise sales - constant currency and comparable net merchandise sales - constant currency because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. However, these non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(Amounts in thousands)	November 30, 2024	November 30, 2023
Net income as reported	$37,428	$38,047
Adjustments:
Interest expense	2,695	2,816
Provision for income taxes	13,496	18,153
Depreciation and amortization	20,862	19,494
Interest income	(2,220)	(2,866)
Other expense, net (1)	6,856	2,126
Adjusted EBITDA	$79,117	$77,770
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three months ended November 30, 2024 and 2023.
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

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023
The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2024 with the three-month period ended on November 30, 2023 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2024 and November 30, 2023:

	Three Months Ended
	November 30, 2024				November 30, 2023
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$744,835	60.9%	$57,842	8.4%	$686,993	60.5%
Caribbean	339,639	27.7	17,498	5.4	322,141	28.4
Colombia	139,385	11.4	13,505	10.7	125,880	11.1
Net merchandise sales	$1,223,859	100.0%	$88,845	7.8%	$1,135,014	100.0%
Comparison of Three Months Ended November 30, 2024 and 2023
Overall, total net merchandise sales grew by 7.8% for the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, driven by a 5.3% increase in transactions and a 2.4% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 54 clubs in operation as of November 30, 2024 compared to 53 clubs as of November 30, 2023.
Net merchandise sales in our Central America segment increased 8.4% during the first quarter of fiscal year 2025. This increase had a 510 basis point (5.1%) positive impact on total net merchandise sales growth. We opened our fourth warehouse club in El Salvador in February 2024. We also opened our sixth warehouse club in Guatemala in November 2023.
Net merchandise sales in our Caribbean segment increased 5.4% during the first quarter of fiscal year 2025. This increase had a 150 basis point (1.5%) positive impact on total net merchandise sales growth.
Net merchandise sales in our Colombia segment increased 10.7% during the first quarter of fiscal year 2025. This increase had a 120 basis point (1.2%) positive impact on total net merchandise sales growth.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three-month period ended November 30, 2024. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended November 30, 2024
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$744,835	$734,893	$9,942	8.4%	7.0%	1.4%
Caribbean	339,639	347,491	(7,852)	5.4	7.9	(2.5)
Colombia	139,385	146,144	(6,759)	10.7	16.1	(5.4)
Consolidated total	$1,223,859	$1,228,528	$(4,669)	7.8%	8.2%	(0.4)%

Overall, the effects of currency fluctuations within our markets had approximately $4.7 million, or 40 basis points (0.4%) of negative impact on net merchandise sales for the three months ended November 30, 2024.
Currency fluctuations had a $9.9 million, or 140 basis points (1.4%), positive impact on net merchandise sales in our Central America segment for the three months ended November 30, 2024. These currency fluctuations contributed approximately 90 basis points (0.9%) of positive impact on net merchandise sales for the quarter ended November 30, 2024. The Costa Rica colón appreciated significantly against the dollar as compared to the same three-month period a year ago and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $7.9 million, or 250 basis points (2.5%), negative impact on net merchandise sales in our Caribbean segment for the three months ended November 30, 2024. These currency fluctuations contributed approximately 70 basis points (0.7%) of negative impact on total net merchandise sales growth for the period. This negative impact was primarily driven by the devaluation of the Dominican Peso as compared to the same three-month period a year ago.
Currency fluctuations had a $6.8 million, or 540 basis points (5.4%), negative impact on net merchandise sales in our Colombia segment for the three months ended November 30, 2024. These currency fluctuations contributed approximately 60 basis points (0.6%) of negative impact on total net merchandise sales for the current fiscal year period. The Colombian peso depreciated significantly against the dollar as compared to the same three-month period a year ago and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our clubs opened during fiscal year 2024 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 52 warehouse clubs for the 13-week period ended December 1, 2024.

The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the 13-week period ended December 1, 2024 and December 3, 2023 compared to the prior year:

	13 Weeks Ended
	December 1, 2024	December 3, 2023
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.1%	9.1%
Caribbean	5.2	6.0
Colombia	10.3	7.1
Consolidated comparable net merchandise sales	5.7%	8.0%

Comparison of 13-Week Periods Ended December 1, 2024 and December 3, 2023
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 13-week period ended December 1, 2024 increased 5.7%.
Comparable net merchandise sales in our Central America segment increased 5.1% for the 13-week period ended December 1, 2024. All of our markets in Central America except El Salvador had positive comparable net merchandise sales growth. We opened one new club in El Salvador in February 2024 that has not entered into the calculation of comparable net merchandise sales, and the transfer of sales from the existing clubs included in the comparable net merchandise sales calculation to the new club not yet included adversely affected comparable net merchandise sales in El Salvador. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 310 basis points (3.1%) of positive impact in total comparable merchandise sales.
Comparable net merchandise sales in our Caribbean segment increased 5.2% for the 13-week period ended December 1, 2024. This increase contributed approximately 150 basis points (1.5%) of positive impact on total comparable merchandise sales for the period.
Comparable net merchandise sales in our Colombia segment increased 10.3% for the 13-week period ended December 1, 2024. This increase contributed approximately 110 basis points (1.1%) of positive impact in total comparable merchandise sales for the period.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the 13-week period ended December 1, 2024:

	13 Weeks Ended December 1, 2024
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.1%	3.7%	1.4%
Caribbean	5.2	7.6	(2.4)
Colombia	10.3	16.2	(5.9)
Consolidated comparable net merchandise sales	5.7%	6.1%	(0.4)%

    Overall, the mix of currency fluctuations within our markets had 40 basis points (0.4%) of negative impact on comparable net merchandise sales for the 13-week period ended December 1, 2024.
Currency fluctuations within our Central America segment accounted for approximately 80 basis points (0.8%) of positive impact on total comparable merchandise sales for the 13-week period ended December 1, 2024. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same period last year.
Currency fluctuations within our Caribbean segment accounted for approximately 60 basis points (0.6%) of negative impact on total comparable merchandise sales for the 13-week period ended December 1, 2024. Our Dominican Republic and Jamaica markets were the main contributors as these markets experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 60 basis points (0.6%) of negative impact on total comparable merchandise sales for the 13-week period ended December 1, 2024. This reflects the devaluation of the Colombian peso's foreign currency exchange rate when compared to the same period last year.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	November 30, 2024					November 30, 2023
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$11,774		$1,457	14.1%	1.6%	$10,317
Membership income - Caribbean	5,450		821	17.7	1.6	4,629
Membership income - Colombia	2,975		172	6.1	2.1	2,803
Membership income - Total	$20,199	34.7%	$2,450	13.8%	1.7%	$17,749	30.5%

Number of accounts - Central America	1,066,373		50,617	5.0%		1,015,756
Number of accounts - Caribbean	487,059		14,045	3.0		473,014
Number of accounts - Colombia	357,648		22,720	6.8		334,928
Number of accounts - Total	1,911,080		87,382	4.8%		1,823,698
Comparison of Three Months Ended November 30, 2024 and November 30, 2023
The number of Member accounts as of November 30, 2024 was 4.8% higher than the number of accounts as of November 30, 2023. Membership income increased 13.8% over the three-month period ended November 30, 2024 compared to the same prior-year period.

Membership income increased in all of our segments in the three-month period ended November 30, 2024. The consolidated increase in membership income is primarily due to the $5 increase to our membership fee in all but one market during fiscal year 2024 and an increase in the membership base since the comparable prior year period. In our Central America segment, membership income increased compared to the first quarter of fiscal year 2024, primarily attributable to the $5 increase to our membership club and the opening of one new club. Similarly, in the Caribbean segment, membership income rose compared to the same period of fiscal year 2024, primarily attributable to the $5 increase to our membership fee. In the Colombia segment, membership income increased compared to the first quarter of fiscal year 2024 due to the increase in the number of membership accounts and was partially offset by the devaluation of the Colombian peso against the U.S. dollar. Additionally, all of our segments have increased their membership base since August 31, 2024.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 14.0% of our total membership base as of November 30, 2024, an increase from 9.3% as of November 30, 2023. Platinum Members tend to have higher renewal rates than our Diamond Members. During fiscal year 2024 and the first quarter of fiscal year 2025, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 87.8% and 87.4% for the periods ended November 30, 2024 and November 30, 2023, respectively. This compares to a trailing twelve-month renewal rate of 87.9% for the period ended August 31, 2024.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	November 30, 2024			November 30, 2023
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$3,617	$488	15.6%	$3,129
Rental income	651	77	13.4	574
Other revenue	$4,268	$565	15.3%	$3,703
Comparison of Three Months Ended November 30, 2024 and November 30, 2023
The primary driver of the increase in other revenue for the first quarter of fiscal year 2024 was an increase in Miscellaneous income primarily driven by an increase in incentive fee revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior-year period.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2024	November 30, 2023	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,223,859	$1,135,014	$88,845
Total gross margin	$193,982	$182,286	$11,696
Total gross margin percentage	15.9%	16.1%	(0.2)%

Revenues
Total revenues	$1,257,944	$1,166,475	$91,469
Percentage change from prior period			7.8%

Comparable net merchandise sales
Total comparable net merchandise sales increase	5.7%	8.0%	(2.3)%

Total revenue margin
Total revenue margin	$219,054	$204,197	$14,857
Total revenue margin percentage	17.4%	17.5%	(0.1)%

Selling, general and administrative
Selling, general and administrative	$160,794	$145,984	$14,810
Selling, general and administrative percentage of total revenues	12.8%	12.5%	0.3%

Operational data
Adjusted EBITDA(1)	$79,117	$77,770	$1,347
Warehouse clubs at period end	54	53	1
Warehouse club sales floor square feet at period end	2,646	2,600	46
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	November 30, 2024	% of Total Revenue	November 30, 2023	% of Total Revenue
Operating income by segment
Central America	$59,715	4.7%	$56,902	4.9%
Caribbean	26,090	2.1	23,332	2.0
Colombia	4,425	0.4	3,617	0.3
United States	(1,540)	(0.1)	9,949	0.9
Reconciling Items(1)	(30,430)	(2.5)	(35,587)	(3.1)
Operating income - Total	$58,260	4.6%	$58,213	5.0%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	November 30, 2024	% of Total Revenue	November 30, 2023	% of Total Revenue
Warehouse club and other operations	$117,855	9.4%	$109,965	9.4%
General and administrative	42,565	3.4	35,439	3.1
Pre-opening expenses	22	—	487	—
Loss on disposal of assets	352	—	93	—
Total Selling, general and administrative	$160,794	12.8%	$145,984	12.5%
Comparison of Three Months Ended November 30, 2024 and November 30, 2023
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three months ended November 30, 2024 was 20 basis points (0.2%) lower than the comparable prior year period.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin decreased 10 basis points (0.1%) for the three months ended November 30, 2024, primarily due to lower total gross margin percentage of 20 basis points (0.2%) and partially offset by increases in membership income and other income when compared to the same period of the prior year.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $14.8 million compared to the prior year, and increased as a percentage of total revenue by 30 basis points (0.3%) to 12.8% of total revenue for the first quarter of fiscal year 2025 compared to 12.5% of total revenues for the first quarter of fiscal year 2024. The increase was primarily due to investments in technology contributing 30 basis points (0.3%) when compared to the same period of the prior year.
Warehouse club and other operations expenses remained unchanged at 9.4% of total revenues for the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024.
General and administrative expenses increased to 3.4% of total revenues for the first quarter of fiscal year 2025 compared to 3.1% of total revenues for the first quarter of fiscal year 2024 primarily due to investments in technology necessary to support future growth of the business.
Operating income in the first quarter of fiscal year 2025 increased to $58.3 million (4.6% of total revenue) compared to $58.2 million (5.0% of total revenue) for the same period last year. This reflects the decrease in total revenue margin of 10 basis points (0.1%), along with a 30 basis points (0.3%) decrease due to the deleveraging of selling, general and administrative expenses over the comparable prior year period.

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

	Three Months Ended
	November 30, 2024		November 30, 2023
	Amount	Change	Amount
Interest income	$2,220	$(646)	$2,866

Comparison of Three Months Ended November 30, 2024 and November 30, 2023
Net interest income decreased for the three-month period ended November 30, 2024, primarily due to a decrease in interest rates and decreases in amounts on deposit when compared to the comparable prior-year period.
Interest Expense

	Three Months Ended
	November 30, 2024		November 30, 2023
	Amount	Change	Amount
Interest expense on loans	$2,593	$(305)	$2,898
Interest expense related to hedging activity	397	(18)	415
Less: Capitalized interest	(295)	202	(497)
Interest expense	$2,695	$(121)	$2,816

Comparison of Three Months Ended November 30, 2024 and November 30, 2023
Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense decreased for the three-month period ended November 30, 2024 primarily due to lower interest expense on loans and partially offset by less capitalized interest when compared to the comparable prior year period.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	November 30, 2024			November 30, 2023
	Amount	Change	% Change	Amount
Other expense, net	$(6,856)	$(4,730)	222.5%	$(2,126)
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

Comparison of Three Months Ended November 30, 2024 and November 30, 2023
For the three-months ended November 30, 2024, the primary drivers of Other expense, net were $3.4 million of transaction costs in some of our countries with liquidity issues associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars as well as $3.3 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) in several of our markets during the three months ended November 30, 2024.
Provision for Income Taxes

	Three Months Ended
	November 30, 2024		November 30, 2023
	Amount	Change	Amount
Provision for income taxes	$13,496	$(4,657)	$18,153
Effective tax rate	26.5%		32.3%
Comparison of Three Months Ended November 30, 2024 and November 30, 2023
For the three months ended November 30, 2024, the effective tax rate was 26.5% compared to 32.3% for the prior year period. The decrease in the effective tax rate versus the prior year as primarily attributable to the following factors;
A comparably favorable net tax impact from recurring items of 3.7% primarily resulting from the implementation of certain tax optimization initiatives at the end of fiscal year 2024; and
A comparably favorable net tax impact from non-recurring items of 2.1%, primarily related to foreign currency exchange.
Other Comprehensive Income

	Three Months Ended
	November 30, 2024			November 30, 2023
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$(3,016)	$(6,596)	(184.2)%	$3,580
Comparison of Three Months Ended November 30, 2024 and November 30, 2023
Other comprehensive loss for the first quarter of fiscal year 2025 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the first three months of fiscal year 2025, the largest translation adjustments were related to the devaluation of the local currency against the U.S. dollar of our Colombia subsidiary, partially offset by the appreciation of the local currency against the U.S. dollar for our Costa Rica subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally comprises payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We also have returned cash to stockholders through a semiannual dividend, a one-time special dividend in the third quarter of fiscal year 2024, and by repurchasing shares of our common stock pursuant to the stock repurchase program we commenced in the fourth quarter of fiscal year 2023 and completed in the first quarter of fiscal year 2024. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	November 30, 2024	August 31, 2024
Amounts held by foreign subsidiaries	$132,606	$121,580
Amounts held domestically	3,855	14,731
Total cash and cash equivalents, including restricted cash	$136,461	$136,311
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	November 30, 2024	August 31, 2024
Amounts held by foreign subsidiaries	$101,252	$100,165
Amounts held domestically	—	—
Total short-term investments	$101,252	$100,165
As of November 30, 2024 and August 31, 2024, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.

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

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30, 2024	November 30, 2023	Change
Net cash provided by operating activities	$38,530	$41,098	$(2,568)
Net cash used in investing activities	(29,306)	(30,116)	810
Net cash used in financing activities	(17,588)	(74,509)	56,921
Effect of exchange rates	8,514	(1,787)	10,301
Net increase (decrease) in cash and cash equivalents	$150	$(65,314)	$65,464
Net cash provided by operating activities totaled $38.5 million and $41.1 million for the three months ended November 30, 2024 and November 30, 2023, respectively. For the three months ended November 30, 2024, net cash provided by operating activities decreased primarily due to shifts in working capital resulting from changes in our merchandise inventory and accounts payable positions, which contributed $13.3 million to the overall decrease. This was partially offset by a net positive change in our other various operating assets and liabilities, which contributed $9.1 million, as well as an increase in net income without non-cash items which contributed $1.6 million for the three months ended November 30, 2024.
Net cash used in investing activities totaled $29.3 million and $30.1 million for the three months ended November 30, 2024 and November 30, 2023, respectively. The $0.8 million decrease in net cash used in investing activities is primarily due to a $16.9 million decrease in purchases of short-term investments and a $5.1 million decrease in property and equipment expenditures to support growth of our real estate footprint, compared to the same three-month period a year-ago. This was partially offset by a $21.2 million decrease in proceeds from settlements of short-term investments.
Net cash used in financing activities totaled $17.6 million and $74.5 million for the three months ended November 30, 2024 and November 30, 2023, respectively. The $56.9 million decrease in net cash used in financing activities is primarily the result of fewer repurchases of our common stock during the first three months of fiscal year 2025, partially offset by an increase in repayments of long-term bank borrowings compared to the same period a year ago.
The following table summarizes the dividends declared and paid during fiscal year 2024 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
On February 1, 2024 the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.16 per share, with $0.58 per share paid on February 29, 2024 to stockholders of record as of February 15, 2024 and $0.58 per share paid on August 30, 2024 to stockholders of record as of August 15, 2024. Additionally, on April 3, 2024, the Company's Board of Directors declared a one-time $1.00 per share special dividend paid on April 30, 2024 to stockholders of record on April 19, 2024 to distribute excess cash to stockholders. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

Capital Expenditures
Capital expenditures were $28.2 million for the three months ended November 30, 2024, of which $14.1 million were for maintenance and growth expenditures each, respectively. Capital expenditures for fiscal year 2024 were $168.5 million, of which $72.3 million and $96.2 million were maintenance and growth expenditures, respectively. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of November 30, 2024, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended
	November 30, 2024	November 30, 2023
Number of common shares acquired	—	935,663
Average price per common share acquired	$—	$74.13
Total cost of common shares acquired	$—	$69,362
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $11.3 million and $10.9 million and deferred tax assets of $3.7 million and $3.4 million as of November 30, 2024 and August 31, 2024, respectively, in this country.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any impairment charges during the first quarter of fiscal year 2025 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2024 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three-month period ended November 30, 2024 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three-month period ended November 30, 2024 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three-month period ended November 30, 2024 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”

ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. Because we do not control or manage those entities, our control procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There have been no material changes in the Company’s risk factors from those discussed in Part I, Item 1A of the Company’s Annual Report Form 10-K for the fiscal year ended August 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended November 30, 2024, the Company repurchased 35,893 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the first quarter of fiscal year 2025. The Company does not currently have a stock repurchase program. However, the Board of Directors could choose to commence a stock repurchase program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2024 - September 30, 2024	—	$—	—	N/A
October 1, 2024 - October 31, 2024	35,893	91.70	—	N/A
November 1, 2024 - November 30, 2024	—	—	—	N/A
Total	35,893	$91.70	—	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of fiscal year 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(6)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

PRICESMART, INC.

Date:	January 8, 2025	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	January 8, 2025	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)