Form 10-Q
period 2025-02-28
PRICESMART INC
filed 2025-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
The registrant had 30,754,145 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2025.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of February 28, 2025 and the consolidated balance sheet as of August 31, 2024, the unaudited consolidated statements of income for the three and six months ended February 28, 2025 and February 29, 2024, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2025 and February 29, 2024, the unaudited consolidated statements of equity for the three and six months ended February 28, 2025 and February 29, 2024, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2025 and February 29, 2024 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2025 (Unaudited)	August 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$130,363	$125,364
Short-term restricted cash	3,476	1,383
Short-term investments	116,933	100,165
Receivables, net of allowance for credit losses of $50 as of February 28, 2025 and $52 August 31, 2024, respectively	20,400	18,847
Merchandise inventories	549,687	528,678
Prepaid expenses and other current assets (includes $0 and $4,480 as of February 28, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	54,284	57,910
Total current assets	875,143	832,347
Long-term restricted cash	11,665	9,564
Property and equipment, net	954,718	936,108
Operating lease right-of-use assets, net	98,253	96,415
Goodwill	43,218	43,197
Deferred tax assets	36,462	36,618
Other non-current assets (includes $1,116 and $1,482 as of February 28, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	66,346	61,563
Investment in unconsolidated affiliates	6,860	6,882
Total Assets	$2,092,665	$2,022,694
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$15,340	$8,007
Accounts payable	497,732	485,961
Accrued salaries and benefits	38,258	48,263
Deferred income	43,411	38,079
Income taxes payable	4,730	6,516
Other accrued expenses and other current liabilities (includes $217 and $1,179 as of February 28, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	57,348	50,035
Operating lease liabilities, current portion	7,314	7,370
Dividends payable	19,411	—
Long-term debt, current portion	18,261	35,917
Total current liabilities	701,805	680,148
Deferred tax liability	854	1,644
Long-term income taxes payable, net of current portion	4,719	4,762
Long-term operating lease liabilities	106,414	103,890
Long-term debt, net of current portion	88,850	94,443
Other long-term liabilities (includes $4,013 and $2,100 for the fair value of derivative instruments and $13,424 and $12,742 for post-employment plans as of February 28, 2025 and August 31, 2024, respectively)	17,437	14,842
Total Liabilities	920,079	899,729

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,689,572 and 32,570,858 shares issued and 30,756,551 and 30,635,556 shares outstanding (net of treasury shares) as of February 28, 2025 and August 31, 2024, respectively	3	3
Additional paid-in capital	519,564	514,542
Accumulated other comprehensive loss	(160,640)	(164,590)
Retained earnings	932,673	890,272
Less: treasury stock at cost, 1,933,021 shares as of February 28, 2025 and 1,935,302 shares as of August 31, 2024	(119,014)	(117,262)
Total Stockholders' Equity	1,172,586	1,122,965
Total Liabilities and Equity	$2,092,665	$2,022,694
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues:
Net merchandise sales	$1,334,555	$1,260,916	$2,558,414	$2,395,930
Export sales	3,987	8,511	13,605	18,520
Membership income	20,915	18,538	41,114	36,287
Other revenue and income	4,429	3,985	8,697	7,688
Total revenues	1,363,886	1,291,950	2,621,830	2,458,425
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,126,335	1,062,685	2,156,212	2,015,413
Export sales	3,800	8,178	12,813	17,728
Selling, general and administrative:
Warehouse club and other operations	124,232	117,774	242,087	227,739
General and administrative	43,034	38,809	85,599	74,248
Pre-opening expenses	293	457	315	944
Loss on disposal of assets	922	429	1,274	522
Total operating expenses	1,298,616	1,228,332	2,498,300	2,336,594
Operating income	65,270	63,618	123,530	121,831
Other income (expense):
Interest income	2,735	3,225	4,955	6,091
Interest expense	(2,538)	(3,293)	(5,233)	(6,109)
Other expense, net	(5,306)	(7,036)	(12,162)	(9,162)
Total other expense	(5,109)	(7,104)	(12,440)	(9,180)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	60,161	56,514	111,090	112,651
Provision for income taxes	(16,384)	(17,259)	(29,880)	(35,412)
Income (loss) of unconsolidated affiliates	(17)	16	(22)	79
Net income	$43,760	$39,271	$81,188	$77,318
Net income per share available for distribution:
Basic	$1.45	$1.31	$2.66	$2.54
Diluted	$1.45	$1.31	$2.66	$2.54
Shares used in per share computations:
Basic	30,063	29,920	30,041	30,095
Diluted	30,068	29,920	30,044	30,095
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$43,760	$39,271	$81,188	$77,318

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	7,345	6,697	4,492	10,233
Defined benefit pension plan:
Net gain (loss) arising during period	(1)	(6)	(8)	19
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	57	96	135	192
Total defined benefit pension plan	56	90	127	211
Derivative instruments:(2)
Unrealized gains on change in derivative obligations	2,919	764	2,681	1,938
Unrealized losses on change in fair value of interest rate swaps	(4,170)	(2,428)	(6,310)	(3,679)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	816	—	2,960	—
Total derivative instruments	(435)	(1,664)	(669)	(1,741)
Other comprehensive income	6,966	5,123	3,950	8,703
Comprehensive income	$50,726	$44,394	$85,138	$86,021
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at November 30, 2023	32,416	$3	$500,795	$(160,412)	$855,606	1,899	$(113,748)	$1,082,244
Purchase of treasury stock	—	—	—	—	—	23	(1,766)	(1,766)
Issuance of restricted stock awards	167	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,554	—	—	—	—	4,554
Dividend paid to stockholders	—	—	—	—	(17,781)	—	—	(17,781)
Dividend payable to stockholders	—	—	—	—	(17,771)	—	—	(17,771)
Net income	—	—	—	—	39,271	—	—	39,271
Other comprehensive income	—	—	—	5,123	—	—	—	5,123
Balance at February 29, 2024	32,579	$3	$505,349	$(155,289)	$859,325	1,922	$(115,514)	$1,093,874

Balance at November 30, 2024	32,634	$3	$519,035	$(167,606)	$927,700	1,971	$(120,554)	$1,158,578
Purchase of treasury stock	—	—	—	—	—	27	(2,460)	(2,460)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	123	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,529	—	—	—	—	4,529
Dividend paid to stockholders	—	—	—	—	(19,376)	—	—	(19,376)
Dividend payable to stockholders	—	—	—	—	(19,411)	—	—	(19,411)
Net income	—	—	—	—	43,760	—	—	43,760
Other comprehensive income	—	—	—	6,966	—	—	—	6,966
Balance at February 28, 2025	32,690	$3	$519,564	$(160,640)	$932,673	1,933	$(119,014)	$1,172,586
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	967	(71,738)	(71,738)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	655	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(8)	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,100	—	—	—	—	8,100
Dividend paid to stockholders	—	—	—	—	(17,781)	—	—	(17,781)
Dividend payable to stockholders	—	—	—	—	(17,771)	—	—	(17,771)
Net income	—	—	—	—	77,318	—	—	77,318
Other comprehensive income	—	—	—	8,703	—	—	—	8,703
Balance at February 29, 2024	32,579	$3	$505,349	$(155,289)	$859,325	1,922	$(115,514)	$1,093,874

Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	63	(5,752)	(5,752)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	189	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,022	—	—	—	—	9,022
Dividend paid to stockholders	—	—	—	—	(19,376)	—	—	(19,376)
Dividend payable to stockholders	—	—	—	—	(19,411)	—	—	(19,411)
Net income	—	—	—	—	81,188	—	—	81,188
Other comprehensive income	—	—	—	3,950	—	—	—	3,950
Balance at February 28, 2025	32,690	$3	$519,564	$(160,640)	$932,673	1,933	$(119,014)	$1,172,586

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2025	February 29, 2024
Operating Activities:
Net income	$81,188	$77,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,629	39,985
Allowance for doubtful accounts	2	(3)
Loss on sale of property and equipment	1,274	522
Deferred income taxes	(1,557)	(371)
Equity in losses (gains) of unconsolidated affiliates	22	(79)
Stock-based compensation	9,022	8,100
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	1,339	(19,224)
Merchandise inventories	(21,009)	(30,885)
Accounts payable	13,475	52,303
Net cash provided by operating activities	126,385	127,666
Investing Activities:
Additions to property and equipment	(62,812)	(103,477)
Purchases of short-term investments	(68,248)	(98,833)
Proceeds from settlements of short-term investments	51,310	96,945
Proceeds from disposal of property and equipment	242	101
Net cash used in investing activities	(79,508)	(105,264)
Financing Activities:
Proceeds from long-term bank borrowings	5,441	16,500
Repayment of long-term bank borrowings	(28,298)	(16,383)
Proceeds from short-term bank borrowings	7,574	—
Repayment of short-term bank borrowings	(318)	(2,941)
Cash dividend payments	(19,376)	(17,781)
Purchase of treasury stock	(5,752)	(71,738)
Net cash used in financing activities	(40,729)	(92,343)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3,045	314
Net increase (decrease) in cash, cash equivalents	9,193	(69,627)
Cash, cash equivalents and restricted cash at beginning of period	136,311	252,202
Cash, cash equivalents and restricted cash at end of period	$145,504	$182,575

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$3,066	$6,075
Dividends declared but not yet paid	19,411	17,771

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash and cash equivalents	$130,363	$170,563
Short-term restricted cash	3,476	2,834
Long-term restricted cash	11,665	9,178
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$145,504	$182,575
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2025

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of February 28, 2025, the Company had 54 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; eight in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company opened one new warehouse club in Cartago, Costa Rica in April 2025 and plans to open one new warehouse club in Quetzaltenango, Guatemala in the summer of 2025. As of April 2025, the Company operates 55 warehouse clubs and will operate 56 clubs once the new warehouse club opens in Guatemala. Our operating segments are the United States, Central America, the Caribbean and Colombia.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the case of the Company's ownership interest in a real estate development joint venture, both parties to the joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in a real estate development joint venture the Company has recorded under the equity method as of February 28, 2025 is listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $20.4 million as of February 28, 2025 and $7.0 million as of August 31, 2024. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28, 2025	August 31, 2024
Short-term restricted cash	$3,476	$1,383
Long-term restricted cash	11,665	9,564
Total restricted cash(1)	$15,141	$10,947
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain a certificate of deposit and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $8.1 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.2 million as of February 28, 2025 and August 31, 2024. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $11.1 million and $10.9 million and deferred tax assets of $4.0 million and $3.4 million as of February 28, 2025 and August 31, 2024, respectively, in this country.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28, 2025	August 31, 2024
Prepaid expenses and other current assets	$2,927	$3,322
Other non-current assets	34,613	30,845
Total amount of VAT receivables reported	$37,540	$34,167
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28, 2025	August 31, 2024
Prepaid expenses and other current assets	$17,141	$20,088
Other non-current assets	25,036	23,679
Total amount of income tax receivables reported	$42,177	$43,767
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2024, the Company purchased its Via Brasil warehouse club's buildings and land, which was previously leased, in Panama City, Panama, for $33.0 million. Management assessed the fair market value using the market and replacement cost methods and, per the assessment, allocated approximately 88.7% of the purchase price to the land and 11.3% of the purchase price to the building. The transaction resulted in the termination of the related ROU asset, net of tax, and lease liability, net of tax, of $8.2 million and $9.1 million, respectively. No gain or loss was recognized as the lease termination occurred due to the purchase of the leased asset. This allocation of the purchase price, after accounting for the impact of the lease termination, resulted in $28.2 million allocated to the land and $3.9 million allocated to the building. Additionally, the Company already carried approximately $8.6 million of leasehold improvements related to the club which have been reclassified to the building and remain on the balance sheet. This purchase triggered a change in the estimate of the depreciable lives of certain leasehold improvements, which were previously limited to the lease term, lowering future annual depreciation. Going forward, we believe the lower annual depreciation expense and the cost savings on straight-line rent expense, partially offset by the depreciation expense on the building, will save approximately $1.1 million per year, net of tax, within our Warehouse club and other operations expenses in the Company's consolidated statements of income. Additionally, the Company entered into a loan agreement for $16.5 million, payable over 15 years, to partially fund the purchase of our Via Brasil club. We expect approximately $1.0 million in interest payments, net of tax, over the next 12 months associated with this loan, which will continue to decrease as the loan balance is paid off over the life of the loan. The interest expense related to this loan will be recorded within the Interest expense caption on the consolidated statements of income.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the six months ended February 28, 2025, the Company reissued approximately 65,000 treasury shares upon vesting of restricted stock units and the award of restricted stock.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2025 and August 31, 2024.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table discloses the net effect of translation into the reporting currency on other comprehensive income for these local currency denominated accounts for the three and six months ended February 28, 2025 and February 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Effect on other comprehensive income due to foreign currency restatement	$7,345	$6,697	$4,492	$10,233
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

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Currency loss	$(5,188)	$(7,137)	$(11,906)	$(9,838)
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
FASB ASC 220 ASU 2024-03—Income Statement (Topic 220): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-04, Disaggregation of Income Statement Expenses. ASU No. 2024-03 requires disaggregated disclosure of income statement expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt ASU No. 2024-03 for our annual reporting for fiscal year 2028. The Company has not yet completed its assessment of the impact of ASU No. 2024-03 on the Company's consolidated financial statements.
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

	Contract Liabilities
	February 28, 2025	August 31, 2024
Deferred membership income	$41,307	$36,222
Other contract performance liabilities	$30,534	$15,479
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foods & Sundries	$626,163	$610,665	$1,206,070	$1,168,915
Fresh Foods	403,829	367,199	770,004	696,799
Hardlines	155,260	144,201	299,433	276,771
Softlines	78,262	72,138	146,129	126,957
Food Service and Bakery	58,214	55,607	112,233	105,876
Health Services	12,827	11,106	24,545	20,612
Net Merchandise Sales	$1,334,555	$1,260,916	$2,558,414	$2,395,930
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three and six months ended February 28, 2025 and February 29, 2024 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$43,760	$39,271	$81,188	$77,318
Less: Allocation of income to unvested stockholders	(155)	(114)	(1,180)	(893)
Net income available for distribution	$43,605	$39,157	$80,008	$76,425
Basic weighted average shares outstanding	30,063	29,920	30,041	30,095
Add dilutive effect of performance stock units (two-class method)	5	—	3	—
Diluted average shares outstanding	30,068	29,920	30,044	30,095
Basic net income per share	$1.45	$1.31	$2.66	$2.54
Diluted net income per share	$1.45	$1.31	$2.66	$2.54
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2025 and 2024 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	8/30/2024	N/A	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	N/A	$1.00	N/A	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	N/A	$0.63	8/15/2025	N/A	8/29/2025	$0.63
On February 6, 2025 the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share payable on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, December 1, 2024	$(167,606)
Foreign currency translation adjustments	7,345
Defined benefit pension plans (1)	56
Derivative instruments (2)	(435)
Ending balance, February 28, 2025	$(160,640)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, December 1, 2023	$(160,412)
Foreign currency translation adjustments	6,697
Defined benefit pension plans (1)	90
Derivative instruments (2)	(1,664)
Ending balance, February 29, 2024	$(155,289)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	4,492
Defined benefit pension plans (1)	127
Derivative instruments (2)	(669)
Ending balance, February 28, 2025	$(160,640)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	10,233
Defined benefit pension plans (1)	211
Derivative instruments (2)	(1,741)
Ending balance, February 29, 2024	$(155,289)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	693
Defined benefit pension plans (1)	501
Derivative instruments (2)	(2,189)
Amounts reclassified from accumulated other comprehensive loss	397
Ending balance, August 31, 2024	$(164,590)
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
(2)Refer to "Note 8 - Derivative Instruments and Hedging Activities."
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	February 28, 2025	August 31, 2024
Retained earnings not available for distribution	$9,735	$9,615

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Number of common shares acquired	—	—	—	935,663
Average price per common share acquired	$—	$—	$—	$74.13
Total cost of common shares acquired	$—	$—	$—	$69,362
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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of February 28, 2025 and August 31, 2024, the Company has recorded within other accrued expenses and other current liabilities a total of $1.1 million and $1.2 million, respectively, for various non-income tax related tax contingencies.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $11.1 million and $10.9 million and deferred tax assets of $4.0 million and $3.4 million as of February 28, 2025 and August 31, 2024, respectively, in this country.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 28, 2025 and August 31, 2024, the Company had approximately $13.8 million and $14.7 million, respectively, in contractual obligations for construction services not yet rendered.
In July 2023, the Company signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the first half of calendar year 2026. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Twelve Months Ended February 28, (except in case of leap year February 29),	Amount
2027	$559
2028	1,626
2029	1,584
2030	1,543
2031	1,503
Thereafter	19,299
Total future lease payments	$26,114
In the second quarter of fiscal year 2025, the Company entered into an agreement to purchase a building to house its San Diego corporate headquarters. The Company expects to take possession of the building in the third quarter of fiscal year 2025. The total purchase price of the building is approximately $21.2 million.
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of February 28, 2025, the Company had entered into six land purchase agreements that, if completed, would result in the use of approximately $22.5 million in cash. Additionally, the Company has signed one executory lease agreement for a distribution center in Guatemala. If the pending contingency is resolved favorably, the Company would expect an increase in its total lease liability of approximately $11.7 million upon commencement of this lease.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s interest in a real estate joint venture, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in this joint venture as of February 28, 2025 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(158)	$6,860	$99	$6,959
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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2025 - Committed	$75,000	$—	$—	$75,000	—%
February 28, 2025 - Uncommitted	96,000	15,340	—	80,660	9.7%
February 28, 2025 - Total	$171,000	$15,340	$—	$155,660	9.7%

August 31, 2024 - Committed	$75,000	$—	$225	$74,775	—%
August 31, 2024 - Uncommitted	96,000	8,007	—	87,993	11.3%
August 31, 2024 - Total	$171,000	$8,007	$225	$162,768	11.0%
As of February 28, 2025 and August 31, 2024, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the changes in long-term debt for the six months ended February 28, 2025:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2024	$35,917	$94,443	$130,360	(1)
Proceeds from long-term debt borrowed during the period:
Trinidad subsidiary	1,760	3,681	5,441
Total proceeds from long-term debt borrowed during the period	1,760	3,681	5,441
Repayments of long-term debt:	(19,770)	(8,528)	(28,298)
Reclassifications of long-term debt due in the next 12 months	470	(470)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	(116)	(276)	(392)
Balances as of February 28, 2025	$18,261	$88,850	$107,111	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $155.1 million. The carrying amount of cash assets assigned as collateral for these loans was $1.7 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $126.7 million. The carrying amount of cash assets assigned as collateral for these loans was $5.8 million.
As of February 28, 2025 and August 31, 2024, the Company had approximately $56.1 million and $76.6 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended February 28, (except in case of leap year February 29),	Amount
2026	$18,261
2027	16,005
2028	41,629
2029	4,427
2030	4,008
Thereafter	22,781
Total	$107,111

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
Cash Flow Hedges
As of February 28, 2025, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2025:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and six months ended February 28, 2025 and February 29, 2024, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the three months ended February 28, 2025	$699	$828	$1,527
Interest expense for the three months ended February 29, 2024	$1,054	$657	$1,711
Interest expense for the six months ended February 28, 2025	$1,924	$1,225	$3,149
Interest expense for the six months ended February 29, 2024	$2,116	$1,072	$3,188
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	February 28, 2025	August 31, 2024
U.S. Bank	$28,156	$28,794
Citibank N.A.	71,200	72,270
Scotiabank	16,500	16,500
Total	$115,856	$117,564
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		February 28, 2025			August 31, 2024
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$—	$—	$—	$4,030	$(1,411)	$2,619
Cross-currency interest rate swaps	Other non-current assets	48	(17)	31	259	(90)	169
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(1,179)	413	(766)
Cross-currency interest rate swaps	Other long-term liabilities	(3,749)	1,312	(2,437)	(1,778)	622	(1,156)
Interest rate swaps	Other non-current assets	1,068	(239)	829	1,223	(274)	949
Interest rate swaps	Other long-term liabilities	(264)	74	(190)	(322)	90	(232)
Net fair value of derivatives designated as hedging instruments		$(2,897)	$1,130	$(1,767)	$2,233	$(650)	$1,583

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of February 28, 2025:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	21-Aug-2024 - 20-Feb-2025	Forward foreign exchange contracts (USD)	$22,500	20-Mar-2025 - 25-Sep-2025
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and six month periods ended February 28, 2025 and February 29, 2024.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended February 28, 2025
Revenue from external customers	$3,987	$823,871	$379,866	$156,162	$—	$1,363,886
Intersegment revenues	492,536	7,688	1,657	1,813	(503,694)	—
Depreciation, property and equipment	1,838	11,112	5,566	3,251	—	21,767
Operating income	(1,730)	65,485	28,188	5,398	(32,071)	65,270
Net income	(7,293)	56,357	22,720	4,047	(32,071)	43,760
Capital expenditures, net	2,060	20,571	7,042	2,999	—	32,672

Six Months Ended February 28, 2025
Revenue from external customers	$13,605	$1,584,167	$725,248	$298,810	$—	$2,621,830
Intersegment revenues	1,008,130	17,021	3,482	2,839	(1,031,472)	—
Depreciation, property and equipment	3,606	22,056	10,571	6,396	—	42,629
Operating income	(3,270)	125,200	54,278	9,823	(62,501)	123,530
Net income	(13,538)	107,278	44,397	5,552	(62,501)	81,188
Long-lived assets (other than deferred tax assets)	71,123	637,494	228,800	200,425	—	1,137,842
Goodwill	8,981	24,208	10,029	—	—	43,218
Total assets	213,789	1,106,010	487,795	285,071	—	2,092,665
Capital expenditures, net	2,632	36,016	16,932	5,464	—	61,044

Three Months Ended February 29, 2024
Revenue from external customers	$8,511	$780,314	$356,422	$146,703	$—	$1,291,950
Intersegment revenues	435,307	8,462	1,308	1,264	(446,341)	—
Depreciation, property and equipment	1,383	10,688	4,876	3,544	—	20,491
Operating income	7,896	61,310	26,718	4,592	(36,898)	63,618
Net income	3,092	50,573	21,019	1,485	(36,898)	39,271
Capital expenditures, net	708	51,932	10,338	4,409	—	67,387

Six Months Ended February 29, 2024
Revenue from external customers	$18,520	$1,480,881	$683,389	$275,635	$—	$2,458,425
Intersegment revenues	881,644	14,554	2,708	2,289	(901,195)	—
Depreciation, property and equipment	2,707	20,698	9,697	6,883	—	39,985
Operating income	17,845	118,212	50,050	8,209	(72,485)	121,831
Net income	6,417	99,106	40,100	4,180	(72,485)	77,318
Long-lived assets (other than deferred tax assets)	78,907	609,451	214,237	211,251	—	1,113,846
Goodwill	8,981	24,116	10,034	—	—	43,131
Total assets	223,669	1,088,645	434,125	290,337	—	2,036,776
Capital expenditures, net	3,647	73,272	19,327	8,223	—	104,469

As of August 31, 2024
Long-lived assets (other than deferred tax assets)	$72,727	$614,382	$224,019	$199,404	$—	$1,110,532
Goodwill	8,981	24,193	10,023	—	—	43,197
Investment in unconsolidated affiliates	—	6,882	—	—	—	6,882
Total assets	220,076	1,065,493	451,265	285,860	—	2,022,694
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of February 28, 2025 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

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
In March 2025, the Company announced that Robert Price has notified the Board of Directors of his intention to step down as Interim Chief Executive Officer effective August 31, 2025. David Price, the Company’s current Executive Vice President and Chief Transformation Officer and member of the Board of Directors, has been appointed Chief Executive Officer effective September 1, 2025, and Robert Price will become Executive Chairman of the Board of Directors at that time.

Currently, as of April 2025, we have 55 warehouse clubs in operation in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.9 billion in fiscal year 2024. We believe PriceSmart has become one of the most respected and trusted brands in the region. With nearly two million membership accounts and almost four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.

The annual fee for a Diamond Membership in most markets as of February 28, 2025 was approximately $40, and our Platinum Members generally pay $80 per year in exchange for an annual 2% cash-back rebate, up to an annual maximum of $500. Membership fees contribute to our ability to operate our business on lower margins than conventional retailers. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

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
PriceSmart continually focuses on innovation. In recent years, PriceSmart has added optical, audiology, and pharmacy services in many of its locations. PriceSmart provides online shopping to our Members and offers both home delivery and curbside pickup via Click & Go®. PriceSmart is making significant investments in technology to both improve the online shopping experience for its Members and to enhance operating efficiencies in its supply chain and the back office.
PriceSmart seeks to provide the best working conditions possible for our almost 12,000 employees. We seek to provide safe and pleasant working environments for our employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.

PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. In partnership with Price Philanthropies Foundation, PriceSmart provides school supplies to approximately 150,000 children, and eye exams to thousands of children through its Aprender y Crecer program. In addition, the PriceSmart Foundation makes grants to support work force development and small business entrepreneurship, and for disaster relief response.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of February 29, 2024	Number of Warehouse Clubs in Operation as of February 28, 2025	Anticipated Warehouse Club Openings in Fiscal Year 2025
Colombia	10	10	—
Costa Rica	8	8	1	(1)
Panama	7	7	—
Guatemala	6	6	1
Dominican Republic	5	5	—
Trinidad	4	4	—
El Salvador	4	4	—
Honduras	3	3	—
Nicaragua	2	2	—
Jamaica	2	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Totals	54	54	2
(1)     In April 2025, we opened one new warehouse club in Costa Rica, located in Cartago, approximately 10 miles east from the nearest club in the capital of San Jose. As of April 2025, the Company operates 55 warehouse clubs.
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
In the first quarter of fiscal year 2025, we finalized execution of a land lease and plan to open our seventh warehouse club in Guatemala, located in Quetzaltenango, approximately 122 miles west from the nearest club in the capital of Guatemala City. This club is currently under construction and being built on a four-acre property and is anticipated to open in the summer of 2025. Once this new club is open the Company will operate 56 warehouse clubs.
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
Although inflationary pressures have subsided somewhat, substantial product cost increases and commodity price increases have and could again impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. The COVID-19 pandemic resulted, directly or indirectly, in market and supply-chain disruptions, which increased the complexity of managing our inventory flow and business and resulted in substantial inventory markdowns on certain non-food product categories in the third quarter of fiscal year 2022. In addition, shipping and freight rates increased dramatically during that time. Similar challenges could reoccur in the future. While supply chains and transportation rates have normalized, we continue to work to hold down and/or mitigate price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased merchandise throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the second quarter of fiscal year 2025, some markets, primarily Costa Rica, benefited from currency appreciation, which helped partially offset currency devaluations we experienced in some of the other countries where we operate, primarily Colombia and the Dominican Republic. During the first six months of fiscal years 2025 and 2024, approximately 80.0% and 79.6%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.6% and 49.4% consisted of sales of products we purchased in U.S. dollars.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. Alternatively, we may elect not to raise prices to fully cover the impact of the devaluation, adversely affecting our margins. For example, during fiscal year 2023, the currency in Colombia devalued approximately 15%, but we held pricing steady or took pricing actions to mitigate declines in demand, which negatively impacted our consolidated Total Gross Margin rate. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”
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
We continue to face the risk of political instability which may have significant effects on our business. For example, protestors set up roadblocks in Panama during October and November 2023 as a reaction to an agreement between the Panamanian government and a mining company, disrupting traffic to our clubs throughout most of the market. Roadblocks in Guatemala in October 2023 related to election protests also limited access to certain of our warehouse clubs. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure during the third quarter of fiscal year 2021.
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

At times we face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation has occurred frequently in the last few years, we generally have been able to plan around these import blockages and resume imports within a matter of days. However, the most recent delay in obtaining importation clearance resulted in our being unable to import merchandise into Nicaragua for several weeks in June 2023. While our tax clearances and imports have returned to a normal cadence, we could see delays of imports into Nicaragua again as well as in other jurisdictions in which we operate.
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
Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our Company. In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. While we are evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may affect our revenue and cost of goods. For additional information, see "Item 1A — Risk Factors — We are vulnerable to changes in the political and economic conditions such as tariffs and/or international trade wars and disruptions to remittances."
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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, we may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of February 28, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $75.6 million, a decrease of $24.9 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. As of February 28, 2025, our Honduran subsidiary had approximately $1.7 million of cash and cash equivalents and short-term investments denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company.

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
Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. In April 2025, we opened a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica. In the first quarter of fiscal year 2025, we finalized the execution of a land lease and have begun construction of a new warehouse club, which will be our seventh warehouse club in Guatemala, and the first in the city of Quetzaltenango. We expect to open this warehouse club in the summer of 2025. Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. In the second quarter of fiscal year 2025, we completed the expansions of our warehouse clubs in San Salvador, El Salvador and Portmore, Jamaica. During fiscal year 2024, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We expect to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in markets such as Guatemala, Trinidad, Dominican Republic and a cold distribution center in Panama.

II.Increase Membership Value. At PriceSmart, we are dedicated to attracting new Members and fostering long-term loyalty by continually enhancing the value of membership. In addition to providing low prices on merchandise, we seek to provide Members with greater convenience and an expanding range of services. This includes access to PriceSmart.com for online transactions, seamless club pickup and delivery services, and our comprehensive Well-being initiative. Members enjoy optical services with free eye exams, discounted eyeglass frames, audiology services with hearing tests, and competitive pricing on hearing aids. In select markets, pharmacy services further enrich the PriceSmart membership experience. As benefits grow and the value of being a PriceSmart Member increases, adjustments to the membership fee may be warranted. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and spend per Member as part of determining how Members see our value. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. By offering tangible financial rewards, we position PriceSmart as the go-to solution for Members seeking long-term value. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 14.5% of our total membership base as of February 28, 2025, an increase from 9.6% as of February 29, 2024. This directly contributes to the Company's revenue growth and reinforces our commitment to providing best-in-class value for our Members. Additionally, our private-label products that we sell under the Member’s Selection® brand plays a crucial role in enhancing the membership value proposition. We believe these products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet everyday needs, Member’s Selection products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. During the first six months of fiscal year 2025, our private-label sales represented 27.4% of total merchandise sales, up from 27.1% in the same period of fiscal year 2024, and we plan to continue to invest in the development of additional private-label products under the Member’s Selection® brand. By continuously enhancing our benefits and maintaining a strong focus on membership growth, renewal rates, and Member spending, we reinforce our mission to provide Members with unmatched value, whether they choose to shop online, in-club, or both. As PriceSmart continues to grow, we look forward to reinvesting in new benefits and services that enhance the Member experience, creating a mutually beneficial relationship built on trust, value, and innovation.
III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers to control their shopping experience. Consumers are more engaged than ever before and want access 24 hours a day and seven days a week. We’ve continued to tailor our digital experience to match this expectation and meet our Members when and where they want to shop. In fiscal year 2024, we completed a country-by-country roll out of our new PriceSmart.com website and mobile application (Android and iOS) to complement our in-club shopping. The website and app use a MACH or headless architecture, which is designed for speed and scalability. We can now build and release new Member-facing digital experiences without a full, end-to-end, technology redevelopment. This provides us the opportunity to continually strengthen and expand the scope of our relationship with each Member and offer new products and services in the future. Additionally, we can strengthen our data analytics around Member behavior on the website and app to better serve their preferences. Identification of delivery service areas, patterns in site searches, most viewed items and segmented homepage offerings are a few examples of the capabilities we now have through our investment in the digital experience for the Member. We are also continually finding ways to deploy technology that improves efficiency. For example, we have and will continue to enhance our order picking technology to reduce the time it takes to fulfill an order for the Member. This allows us to meet our Member's service expectations and expand our capacity for more orders.

Financial highlights for the second quarter of fiscal year 2025 included:
•Total revenues increased 5.6% over the comparable prior-year period.
•Net merchandise sales increased 5.8% over the comparable prior-year period. We ended the second quarter of fiscal years 2025 and 2024 with 54 warehouse clubs. Net merchandise sales - constant currency increased 7.0% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 53 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended March 2, 2025 increased 6.7%. Comparable net merchandise sales - constant currency for the 13 weeks ended March 2, 2025 increased 7.9%.
•Membership income for the second quarter of fiscal year 2025 increased 12.8% to $20.9 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 5.0% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.6%, a decrease of 10 basis points or 0.1% from the same period in the prior year.
•Selling, general and administrative expenses increased 7.0% compared to the second quarter of fiscal year 2024, primarily due to investments in technology.
•Operating income for the second quarter of fiscal year 2025 was $65.3 million, an increase of 2.6%, or $1.7 million, compared to the second quarter of fiscal year 2024.
•We recorded a $5.1 million net loss in total other expense in the second quarter of fiscal year 2025 compared to a $7.1 million net loss in total other expense in the same period last year. This decrease in total other expense was primarily due to a decrease in other expense, net of $1.7 million, primarily driven by a decrease in unrealized losses in value of U.S. dollar denominated monetary assets and liabilities in several of our markets.
•Our effective tax rate decreased in the second quarter of fiscal year 2025 to 27.2% from 30.5% in the second quarter of fiscal year 2024. The decrease in the effective tax rate is primarily related to our implementation of certain tax optimization initiatives at the end of fiscal year 2024.
•Net income for the second quarter of fiscal year 2025 was $43.8 million, or $1.45 per diluted share, compared to $39.3 million, or $1.31 per diluted share, in the second quarter of fiscal year 2024.
•Adjusted EBITDA for the second quarter of fiscal year 2025 was $87.0 million compared to $84.1 million in the same period last year.

Financial highlights for the six months ended February 28, 2025 included:

•Total revenues increased 6.6% over the comparable prior year period.
•Net merchandise sales increased 6.8% over the comparable prior year period. We ended the first six months of fiscal years 2025 and 2024 with 54 warehouse clubs. Net merchandise sales - constant currency increased 7.6% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 53 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 26 weeks ended March 2, 2025 increased 6.2%. Comparable net merchandise sales - constant currency for the 26 weeks ended March 2, 2025 increased by 7.1%.
•Membership income increased 13.3% to $41.1 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 5.7% over the comparable prior year period and total gross margins as a percent of net merchandise club sales were 15.7%, a decrease of 20 basis points or 0.2%, from the same period in the prior year.
•Selling, general and administrative expenses increased 8.5% compared to the first six months of fiscal year 2024, primarily due to investments in technology.
•Operating income was $123.5 million, an increase of 1.4%, or $1.7 million, compared to the first six months of fiscal year 2024.
•We recorded a $12.4 million net loss in total other expense in the first six months of fiscal year 2025 compared to a $9.2 million net loss in total other expense in the same period last year. The increase in total other expense was primarily due to an increase in other expense, net of $3.0 million, primarily driven by an increase in total foreign currency transaction losses.
•Our effective tax rate decreased for the first six months of fiscal year 2025 to 26.9%, as compared to the effective tax rate for the first six months of fiscal year 2024 of 31.4%. The decrease in the effective tax rate is primarily related to our implementation of certain tax optimization initiatives at the end of fiscal year 2024.
•Net income for the first six months of fiscal year 2025 was $81.2 million, or $2.66 per diluted share, compared to $77.3 million, or $2.54 per diluted share, in the comparable prior year period.
•Adjusted EBITDA for the first six months of fiscal year 2025 was $166.1 million compared to $161.9 million in the same period last year.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income as reported	$43,760	$39,271	$81,188	$77,318
Adjustments:
Interest expense	2,538	3,293	5,233	6,109
Provision for income taxes	16,384	17,259	29,880	35,412
Depreciation and amortization	21,767	20,491	42,629	39,985
Interest income	(2,735)	(3,225)	(4,955)	(6,091)
Other expense, net (1)	5,306	7,036	12,162	9,162
Adjusted EBITDA	$87,020	$84,125	$166,137	$161,895
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and six months ended February 28, 2025 and February 29, 2024.
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

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024
The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2025 with the three-month and six-month periods ended on February 29, 2024 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended
	February 28, 2025				February 29, 2024
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$807,828	60.6%	$41,654	5.4%	$766,174	60.7%
Caribbean	373,944	28.0	22,554	6.4	351,390	27.9
Colombia	152,783	11.4	9,431	6.6	143,352	11.4
Net merchandise sales	$1,334,555	100.0%	$73,639	5.8%	$1,260,916	100.0%

	Six Months Ended
	February 28, 2025				February 29, 2024
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$1,552,663	60.7%	$99,496	6.8%	$1,453,167	60.7%
Caribbean	713,583	27.9	40,052	5.9	673,531	28.1
Colombia	292,168	11.4	22,936	8.5	269,232	11.2
Net merchandise sales	$2,558,414	100.0%	$162,484	6.8%	$2,395,930	100.0%
Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
Overall, total net merchandise sales grew by 5.8% for the second quarter of fiscal year 2025 and grew 6.8% for the six-month period ended February 28, 2025. The second quarter increase resulted from a 3.9% increase in transactions and a 1.9% increase in average ticket. For the six-month period, the increase resulted from a 4.6% increase in transactions and a 2.1% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup via Click & Go® and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 54 clubs in operation as of February 28, 2025 and February 29, 2024.
Net merchandise sales in our Central America segment increased 5.4% and 6.8%, respectively, during the second quarter and the six months ended February 28, 2025. These increases had a 330 basis point (3.3%) and 410 basis points (4.1%) positive impact, respectively, on total net merchandise sales growth for the second quarter and six months ended February 28, 2025. All markets within this segment had positive net merchandise sales growth. Additionally, we opened our fourth warehouse club in El Salvador in February 2024.
Net merchandise sales in our Caribbean segment increased 6.4% and 5.9%, respectively, during the second quarter and the six months ended February 28, 2025. These increases had a 180 basis point (1.8%) and a 170 basis point (1.7%) positive impact, respectively, on total net merchandise sales growth for the second quarter and six months ended February 28, 2025. All markets within this segment had positive net merchandise sales growth.

Net merchandise sales in our Colombia segment increased 6.6% and 8.5%, respectively, during the second quarter and the six months ended February 28, 2025. These increases had a 70 basis point (0.7%) and 100 basis point (1.0%) positive impact on total net merchandise sales growth for the second quarter and six months ended February 28, 2025.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three and six-month period ended February 28, 2025. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended February 28, 2025
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$807,828	$801,522	$6,306	5.4%	4.6%	0.8%
Caribbean	373,944	381,461	(7,517)	6.4	8.6	(2.2)
Colombia	152,783	166,308	(13,525)	6.6	16.0	(9.4)
Consolidated total	$1,334,555	$1,349,291	$(14,736)	5.8%	7.0%	(1.2)%

	Six Months Ended February 28, 2025
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$1,552,663	$1,536,416	$16,247	6.8%	5.7%	1.1%
Caribbean	713,583	728,952	(15,369)	5.9	8.2	(2.3)
Colombia	292,168	312,452	(20,284)	8.5	16.1	(7.6)
Consolidated total	$2,558,414	$2,577,820	$(19,406)	6.8%	7.6%	(0.8)%
Overall, the effects of currency fluctuations within our markets had approximately $14.7 million and $19.4 million, or 120 basis points (1.2%) and 80 basis points (0.8%), of negative impact on net merchandise sales for the quarter and six months ended February 28, 2025, respectively.
Currency fluctuations had a $6.3 million and $16.2 million, or 80 basis points (0.8%) and 110 basis points (1.1%), of positive impact on net merchandise sales in our Central America segment for the quarter and six months ended February 28, 2025, respectively. These currency fluctuations contributed approximately 50 basis points (0.5%) and 60 basis points (0.6%) of positive impact on net merchandise sales for the quarter and six months ended February 28, 2025, respectively. The Costa Rica colón appreciated against the dollar as compared to the same three and six-month periods a year ago and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $7.5 million and $15.4 million, or 220 basis points (2.2%) and 230 basis points (2.3%), of negative impact on net merchandise sales in our Caribbean segment for the quarter and six months ended February 28, 2025, respectively. These currency fluctuations contributed approximately 60 basis points (0.6%) of negative impact on total net merchandise sales growth for the quarter and six months ended February 28, 2025. The negative impact was primarily driven by the significant devaluation of the Dominican Peso as compared to the same three and six-month periods a year ago.

Currency fluctuations had a $13.5 million and $20.3 million, or 940 basis points (9.4%) and 760 basis points (7.6%), of negative impact on net merchandise sales in our Colombia segment for the quarter and six months ended February 28, 2025, respectively. These currency fluctuations contributed approximately 110 basis points (1.1%) and 80 basis points (0.8%) of the total negative impact on total net merchandise sales for the quarter and six months ended February 28, 2025, respectively. The Colombian peso depreciated significantly against the dollar as compared to the same three and six-month periods a year ago and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our clubs opened during fiscal year 2024 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 53 warehouse clubs for the thirteen and twenty-six week period ended March 2, 2025.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and twenty-six week periods ended March 2, 2025 and March 3, 2024 compared to the prior year:

	Thirteen Weeks Ended
	March 2, 2025	March 3, 2024
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.6%	8.1%
Caribbean	8.3	6.3
Colombia	8.6	20.7
Consolidated comparable net merchandise sales	6.7%	8.8%

	Twenty-Six Weeks Ended
	March 2, 2025	March 3, 2024
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.4%	8.6%
Caribbean	6.8	6.2
Colombia	9.3	13.9
Consolidated comparable net merchandise sales	6.2%	8.4%
Comparison of Thirteen and Twenty-Six week Periods Ended March 2, 2025 and March 3, 2024
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended March 2, 2025 increased 6.7%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six week period ended March 2, 2025 increased 6.2%.

Comparable net merchandise sales in our Central America segment increased 5.6% and 5.4% for the thirteen and twenty-six week periods ended March 2, 2025, respectively. All of our markets in Central America except El Salvador had positive comparable net merchandise sales growth for the thirteen and twenty-six week periods ended March 2, 2025. We opened one new club in El Salvador in February 2024 that has not entered into the calculation of comparable net merchandise sales, and the transfer of sales from the existing clubs included in the comparable net merchandise sales calculation to the new club not yet included adversely affected comparable net merchandise sales in El Salvador. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 340 basis points (3.4%) and 330 basis points (3.3%) of positive impact in total comparable merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025, respectively.
Comparable net merchandise sales in our Caribbean segment increased 8.3% and 6.8% for the thirteen and twenty-six week periods ended March 2, 2025, respectively. These increases contributed approximately 230 basis points (2.3%) and 190 basis points (1.9%) of positive impact on total comparable merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025, respectively.
Comparable net merchandise sales in our Colombia segment increased 8.6% and 9.3% for the thirteen and twenty-six week periods ended March 2, 2025, respectively. These increases contributed approximately 100 basis points (1.0%) of positive impact in total comparable merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen and twenty-six week periods ended March 2, 2025:

	Thirteen Weeks Ended March 2, 2025
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.6%	4.9%	0.7%
Caribbean	8.3	10.5	(2.2)
Colombia	8.6	17.7	(9.1)
Consolidated comparable net merchandise sales	6.7%	7.9%	(1.2)%
	Twenty-Six Weeks Ended March 2, 2025
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.4%	4.3%	1.1%
Caribbean	6.8	9.1	(2.3)
Colombia	9.3	17.1	(7.8)
Consolidated comparable net merchandise sales	6.2%	7.1%	(0.9)%

    Overall, the mix of currency fluctuations within our markets had 120 basis points (1.2%) and 90 basis points (0.9%) of negative impact on comparable net merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025, respectively.
Currency fluctuations within our Central America segment accounted for approximately 50 basis points (0.5%) and 70 basis points (0.7%) of positive impact on total comparable merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025, respectively. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same period last year.

Currency fluctuations within our Caribbean segment accounted for approximately 60 basis points (0.6%) and 70 basis points (0.7%) of negative impact on total comparable merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025, respectively. Our Dominican Republic market was the main contributor as this market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 110 basis points (1.1%) and 90 basis points (0.9%) of negative impact on total comparable merchandise sales for the thirteen and twenty-six week periods ended March 2, 2025, respectively. This reflects the devaluation of the Colombian peso's foreign currency exchange rate when compared to the same period a year ago.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	February 28, 2025					February 29, 2024
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$12,195		$1,498	14.0%	1.5%	$10,697
Membership income - Caribbean	5,636		844	17.6	1.5	4,792
Membership income - Colombia	3,084		35	1.1	2.0	3,049
Membership income - Total	$20,915	32.0%	$2,377	12.8%	1.6%	$18,538	29.1%

	Six Months Ended
	February 28, 2025					February 29, 2024
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$23,970		$2,956	14.1%	1.5%	$21,014
Membership income - Caribbean	11,085		1,664	17.7	1.6	9,421
Membership income - Colombia	6,059		207	3.5	2.1	5,852
Membership income - Total	$41,114	33.3%	$4,827	13.3%	1.6%	$36,287	29.8%

Number of accounts - Central America	1,072,548		32,845	3.2%		1,039,703
Number of accounts - Caribbean	493,330		15,857	3.3		477,473
Number of accounts - Colombia	364,636		26,622	7.9		338,014
Number of accounts - Total	1,930,514		75,324	4.1%		1,855,190

Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
The number of Member accounts as of February 28, 2025 was 4.1% higher than the number of accounts as of February 29, 2024. Membership income increased 12.8% and 13.3% over the three and six-month period ended February 28, 2025, respectively, compared to the same prior-year period.
Membership income increased in all of our segments in the three and six-month period ended February 28, 2025. The consolidated increase in membership income is primarily due to the $5 increase to our membership fee in all but one market during fiscal year 2024 and an increase in the membership base since the comparable prior year period. In our Central America segment, membership income increased compared to the second quarter and first six months of fiscal year 2024, primarily attributable to the $5 increase to our membership fee and the opening of one new club in February 2024. Similarly, in the Caribbean segment, membership income rose compared to the second quarter and first six months of fiscal year 2024, primarily attributable to the $5 increase to our membership fee. In the Colombia segment, membership income increased compared to the second quarter and first six months of fiscal year 2024 due to the increase in the number of membership accounts and was partially offset by the devaluation of the Colombian peso against the U.S. dollar. During the second quarter and first six months of fiscal year 2025, we increased our membership fee in Colombia to adjust for the foreign currency devaluation. Additionally, all of our segments have increased their membership base since August 31, 2024.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 14.5% of our total membership base as of February 28, 2025, an increase from 9.6% as of February 29, 2024. Platinum Members tend to have higher renewal rates than our Diamond Members. During fiscal year 2024 and the first half of fiscal year 2025, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 87.0% and 88.3% for the periods ended February 28, 2025 and February 29, 2024, respectively. This compares to a trailing twelve-month renewal rate of 87.9% for the twelve-month period ended August 31, 2024.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 28, 2025			February 29, 2024
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$3,777	$375	11.0%	$3,402
Rental income	652	69	11.8	583
Other revenue	$4,429	$444	11.1%	$3,985

	Six Months Ended
	February 28, 2025			February 29, 2024
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$7,395	$865	13.2%	$6,530
Rental income	1,302	144	12.4	1,158
Other revenue	$8,697	$1,009	13.1%	$7,688

Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
The primary driver of the increase in other revenue for the three and six-months ended February 28, 2025 was an increase in Miscellaneous income primarily driven by an increase in incentive fee revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior-year period.
Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2025	February 29, 2024	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,334,555	$1,260,916	$73,639
Total gross margin	$208,220	$198,231	$9,989
Total gross margin percentage	15.6%	15.7%	(0.1)%

Revenues
Total revenues	$1,363,886	$1,291,950	$71,936
Percentage change from prior period			5.6%

Comparable net merchandise sales
Total comparable net merchandise sales increase	6.7%	8.8%	(2.1)%

Total revenue margin
Total revenue margin	$233,751	$221,087	$12,664
Total revenue margin percentage	17.1%	17.1%	—%

Selling, general and administrative
Selling, general and administrative	$168,481	$157,469	$11,012
Selling, general and administrative percentage of total revenues	12.4%	12.2%	0.2%

Operational data
Adjusted EBITDA(1)	$87,020	$84,125	$2,895
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	February 28, 2025	% of Total Revenue	February 29, 2024	% of Total Revenue
Operating income by segment
Central America	$65,485	4.8%	$61,310	4.7%
Caribbean	28,188	2.1	26,718	2.1
Colombia	5,398	0.4	4,592	0.4
United States	(1,730)	(0.1)	7,896	0.6
Reconciling Items(1)	(32,071)	(2.4)	(36,898)	(2.9)
Operating income - Total	$65,270	4.8%	$63,618	4.9%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 28, 2025	February 29, 2024	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,558,414	$2,395,930	$162,484
Total gross margin	$402,202	$380,517	$21,685
Total gross margin percentage	15.7%	15.9%	(0.2)%

Revenues
Total revenues	$2,621,830	$2,458,425	$163,405
Percentage change from prior period			6.6%

Comparable net merchandise sales
Total comparable net merchandise sales increase	6.2%	8.4%	(2.2)%

Total revenue margin
Total revenue margin	$452,805	$425,284	$27,521
Total revenue margin percentage	17.3%	17.3%	—%

Selling, general and administrative
Selling, general and administrative	$329,275	$303,453	$25,822
Selling, general and administrative percentage of total revenues	12.6%	12.3%	0.3%

Operational data
Adjusted EBITDA(1)	$166,137	$161,895	$4,242
Warehouse clubs at period end	54	54	—
Warehouse club sales floor square feet at period end	2,646	2,646	—
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Six Months Ended
Results of Operations Consolidated	February 28, 2025	% of Total Revenue	February 29, 2024	% of Total Revenue
Operating income by segment
Central America	$125,200	4.8%	$118,212	4.8%
Caribbean	54,278	2.1	50,050	2.0
Colombia	9,823	0.4	8,209	0.3
United States	(3,270)	(0.1)	17,845	0.7
Reconciling Items (1)	(62,501)	(2.4)	(72,485)	(2.9)
Operating income - Total	$123,530	4.8%	$121,831	4.9%
(1)    The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	February 28, 2025	% of Total Revenue	February 29, 2024	% of Total Revenue
Warehouse club and other operations	$124,232	9.1%	$117,774	9.1%
General and administrative	43,034	3.2	38,809	3.0
Pre-opening expenses	293	—	457	—
Loss on disposal of assets	922	0.1	429	—
Total Selling, general and administrative	$168,481	12.4%	$157,469	12.1%

	Six Months Ended
	February 28, 2025	% of Total Revenue	February 29, 2024	% of Total Revenue
Warehouse club and other operations	$242,087	9.2%	$227,739	9.3%
General and administrative	85,599	3.3	74,248	3.0
Pre-opening expenses	315	—	944	—
Loss on disposal of assets	1,274	0.1	522	—
Total Selling, general and administrative	$329,275	12.6%	$303,453	12.3%
Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three and six months ended February 28, 2025 was 15.6% and 15.7%, 10 basis points (0.1%) and 20 basis points (0.2%) lower than the comparable prior year period, respectively.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin remained flat for the three and six months ended February 28, 2025 compared to the comparable prior-year periods as membership income offset the declines in total gross margin.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $11.0 million compared to the prior year, and increased as a percentage of total revenue by 20 basis points (0.2%) to 12.4% of total revenue for the second quarter of fiscal year 2025 compared to 12.2% of total revenues for the second quarter of fiscal year 2024.
Selling, general and administrative expenses increased $25.8 million for the first six months of fiscal year 2025 compared to the prior year, and increased 30 basis points (0.3%) to 12.6% as a percentage of total revenue compared to 12.3% of total revenue for the first six months of fiscal year 2024.
Warehouse club and other operations expenses remained unchanged at 9.1% of total revenues for the second quarter of fiscal year 2025 and 2024.
Warehouse club and other operations expenses decreased to 9.2% of total revenues for the first six months ended February 28, 2025 compared to 9.3% for the prior year period. This was primarily due to our Colombia market, which decreased 10 basis points (0.1%) as a percentage of revenue year over year due to the impact of the devaluation of the Colombian peso on our warehouse club and other operations expenses in Colombia.

General and administrative expenses increased to 3.2% and 3.3% of total revenues for the second quarter and first six months of fiscal year 2025, respectively, compared to 3.0% of total revenues for the second quarter and first six months of fiscal year 2024. The increase is primarily due to investments in technology necessary to support future growth of the business.
Operating income increased to $65.3 million (4.8% of total revenue) and $123.5 million (4.8% of total revenue) in the second quarter and first six months of fiscal year 2025 compared to $63.6 million (4.9% of total revenue) and $121.8 million (4.9% of total revenue) for the second quarter and first six months of fiscal year 2024, respectively. This reflects the 20 basis points (0.2%) and 30 basis points (0.3%) decrease due to the deleveraging of selling, general and administrative expenses in the second quarter and first six months of fiscal year 2025 over the comparable prior year periods, respectively.
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

	Three Months Ended
	February 28, 2025		February 29, 2024
	Amount	Change	Amount
Interest income	$2,735	$(490)	$3,225

	Six Months Ended
	February 28, 2025		February 29, 2024
	Amount	Change	Amount
Interest income	$4,955	$(1,136)	$6,091

Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
Net interest income decreased for the three and six months ended February 28, 2025, primarily due to a decrease in interest rates when compared to the comparable prior-year periods.

Interest Expense

	Three Months Ended
	February 28, 2025		February 29, 2024
	Amount	Change	Amount
Interest expense on loans	$2,092	$(773)	$2,865
Interest expense related to hedging activity	828	171	657
Less: Capitalized interest	(382)	(153)	(229)
Interest expense	$2,538	$(755)	$3,293

	Six Months Ended
	February 28, 2025		February 29, 2024
	Amount	Change	Amount
Interest expense on loans	$4,685	$(1,078)	$5,763
Interest expense related to hedging activity	1,225	153	1,072
Less: Capitalized interest	(677)	49	(726)
Interest expense	$5,233	$(876)	$6,109

Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense decreased for the three and six-month period ended February 28, 2025, primarily due to lower long-term debt balances.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	February 28, 2025			February 29, 2024
	Amount	Change	% Change	Amount
Other expense, net	$(5,306)	$1,730	(24.6)%	$(7,036)

	Six Months Ended
	February 28, 2025			February 29, 2024
	Amount	Change	% Change	Amount
Other expense, net	$(12,162)	$(3,000)	32.7%	$(9,162)
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

Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
For the three and six months ended February 28, 2025, the primary drivers of Other expense, net were $5.1 million and $8.5 million of transaction costs, respectively, in some of our countries with liquidity issues associated with increased spreads and converting the local currencies into available tradable currencies before converting them to U.S. dollars. Additionally, for the six months ended February 28, 2025, our Costa Rica and Colombia markets contributed $1.8 million and $1.2 million of losses, respectively, due to revaluation of monetary assets and liabilities (primarily U.S. dollars).
Provision for Income Taxes

	Three Months Ended
	February 28, 2025		February 29, 2024
	Amount	Change	Amount
Provision for income taxes	$16,384	$(875)	$17,259
Effective tax rate	27.2%		30.5%

	Six Months Ended
	February 28, 2025		February 29, 2024
	Amount	Change	Amount
Provision for income taxes	$29,880	$(5,532)	$35,412
Effective tax rate	26.9%		31.4%
Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
For the three months ended February 28, 2025, the effective tax rate was 27.2% compared to 30.5% for the prior year period. The decrease in the effective tax rate versus the prior year as primarily attributable to the following factors;
•A comparably favorable net tax impact from recurring items of 3.6% primarily resulting from the implementation of certain tax optimization initiatives at the end of fiscal year 2024; and
•A comparably unfavorable net tax impact from non-recurring items of 0.3%, primarily related to foreign currency exchange.
For the six months ended February 28, 2025, the effective tax rate was 26.9% compared to 31.4% for the prior year period. The decrease in the effective tax rate versus the prior year as primarily attributable to the following factors;
•A comparably favorable net tax impact from recurring items of 3.8% primarily resulting from the implementation of certain tax optimization initiatives at the end of fiscal year 2024; and
•A comparably favorable net tax impact from non-recurring items of 0.7%, primarily related to foreign currency exchange and changes in valuation allowances.

Other Comprehensive Income

	Three Months Ended
	February 28, 2025			February 29, 2024
	Amount	Change	% Change	Amount
Other Comprehensive Income	$6,966	$1,843	36.0%	$5,123

	Six Months Ended
	February 28, 2025			February 29, 2024
	Amount	Change	% Change	Amount
Other Comprehensive Income	3,950	$(4,753)	(54.6)%	$8,703
Comparison of Three and Six Months Ended February 28, 2025 and February 29, 2024
Other comprehensive income for the second quarter of fiscal year 2025 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the second quarter and the first six months of fiscal year 2025, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Colombia and Costa Rica subsidiaries, partially offset by the devaluation of the local currency against the U.S. dollar for our Dominican Republic subsidiary.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	February 28, 2025	August 31, 2024
Amounts held by foreign subsidiaries	$119,775	$121,580
Amounts held domestically	25,729	14,731
Total cash and cash equivalents, including restricted cash	$145,504	$136,311

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	February 28, 2025	August 31, 2024
Amounts held by foreign subsidiaries	$116,933	$100,165
Amounts held domestically	—	—
Total short-term investments	$116,933	$100,165
As of February 28, 2025 and August 31, 2024, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of February 28, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $75.6 million. Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. As of February 28, 2025, our Honduran subsidiary had approximately $1.7 million of cash and cash equivalents and short-term investments denominated in lempiras. We are actively working with our banking partners and government authorities to address this situation. We have and continue to take additional actions in this respect. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28, 2025	February 29, 2024	Change
Net cash provided by operating activities	$126,385	$127,666	$(1,281)
Net cash used in investing activities	(79,508)	(105,264)	25,756
Net cash used in financing activities	(40,729)	(92,343)	51,614
Effect of exchange rates	3,045	314	2,731
Net increase (decrease) in cash and cash equivalents	$9,193	$(69,627)	$78,820
Net cash provided by operating activities totaled $126.4 million and $127.7 million for the six months ended February 28, 2025 and February 29, 2024, respectively. For the six months ended February 28, 2025, net cash provided by operating activities decreased primarily due to shifts in working capital resulting from changes in our merchandise inventory and accounts payable positions, which contributed $29.0 million to the overall decrease. This was partially offset by a net positive change in our other various operating assets and liabilities, which contributed $20.6 million, as well as an increase in net income without non-cash items which contributed $7.1 million for the six months ended February 28, 2025.
Net cash used in investing activities totaled $79.5 million and $105.3 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The $25.8 million decrease in net cash used in investing activities is primarily due to a $40.7 million decrease in property and equipment expenditures to support growth of our real estate footprint and a $30.6 million decrease in purchases of short-term investments compared to the same six-month period a year ago. This was partially offset by a $45.6 million decrease in proceeds from settlements of short-term investments.
Net cash used in financing activities totaled $40.7 million and $92.3 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The $51.6 million decrease in net cash used in financing activities is primarily the result of fewer repurchases of our common stock during the first six months of fiscal year 2025, partially offset by an increase in repayments of long-term bank borrowings and a decrease in proceeds from long-term bank borrowings compared to the same period a year ago.

The following table summarizes the dividends declared and paid during fiscal years 2025 and 2024 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	8/30/2024	N/A	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	N/A	$1.00	N/A	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	N/A	$0.63	8/15/2025	N/A	8/29/2025	$0.63
On February 6, 2025 the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share payable on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $62.8 million for the six months ended February 28, 2025, of which $35.6 million and $27.2 million were for maintenance and growth expenditures, respectively. Capital expenditures for fiscal year 2024 were $168.5 million, of which $72.3 million and $96.2 million were maintenance and growth expenditures, respectively. In January 2024, the Company purchased its previously leased club building and land in Panama City, Panama for $33.0 million. In April 2024, the Company also purchased land located in Cartago, Costa Rica, where we opened our ninth warehouse club in Costa Rica in April 2025. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of February 28, 2025, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Number of common shares acquired	—	—	—	935,663
Average price per common share acquired	$—	$—	$—	$74.13
Total cost of common shares acquired	$—	$—	$—	$69,362
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

Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $11.1 million and $10.9 million and deferred tax assets of $4.0 million and $3.4 million as of February 28, 2025 and August 31, 2024, respectively, in this country.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any significant impairment charges during the second quarter of fiscal year 2025 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 28, 2025 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three and six-month period ended February 28, 2025 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three and six-month period ended February 28, 2025 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and six-month period ended February 28, 2025 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”
ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in one unconsolidated entity. Because we do not control or manage that entity, our control procedures with respect to that entity were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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
We are vulnerable to changes in political and economic conditions, including the effects of tariffs and/or international trade wars and disruptions to remittances.
In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. The U.S. and/or countries into which we import merchandise and equipment may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to purchase imported merchandise at reasonable prices, which may negatively affect affordability to our Members. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), serves as a strategic mechanism for mitigating the economic risks posed by tariffs, but the use of the FTZ may not mitigate the impact of duties on items we purchase from U.S. vendors that are either imported finished goods or that contain significant amounts of imported inputs. We may also choose to re-route merchandise directly from the country of origin directly to the markets where we have warehouse clubs to bypass the impact of U.S. tariffs. However, if we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
Remittances make up a significant portion of GDP in certain markets, including Guatemala, El Salvador, Nicaragua and Honduras. A remittance is a transfer of money by a foreign worker to an individual in his or her home country. If deportations of these workers from the United States increases, either due to changes in immigration policy, enforcement actions, or legal challenges, it could disrupt their ability to send money back to their families. Additionally, the financial strain of relocation and reintegration into their home countries may further diminish workers' disposable income and their ability to provide financial support. The resulting decline in remittance flows could have a direct negative impact on the economies of several of the Latin American nations where we operate, which rely on remittances as a key source of income and poverty alleviation for millions of families.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 28, 2025, the Company repurchased 27,198 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2025. The Company does not currently have a stock repurchase program. However, the Board of Directors could choose to commence a stock repurchase program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2024 - December 31, 2024	—	$—	—	N/A
January 1, 2025 - January 31, 2025	27,198	90.45	—	N/A
February 1, 2025 - February 28, 2025	—	—	—	N/A
Total	27,198	$90.45	—	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On February 4, 2025, Francisco Velasco, our Executive Vice President – Chief Legal Officer, Registered In-House Counsel, Chief Risk & Compliance Officer and Corporate Secretary, adopted a Rule 10b5-1 Trading Plan. Mr. Velasco’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,650 shares of the Company's common stock during the period beginning on May 6, 2025 and ending January 6, 2026.
During the second quarter of fiscal year 2025, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(6)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1(7)	Amendment to the Amended and Restated 2013 Equity Incentive Award Plan of PriceSmart, Inc.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2024.
(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.
(6)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2022.
(7)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	April 9, 2025	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	April 9, 2025	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)