Form 10-Q
period 2025-05-31
PRICESMART INC
filed 2025-07-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
The registrant had 30,753,891 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2025.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of May 31, 2025 and the consolidated balance sheet as of August 31, 2024, the unaudited consolidated statements of income for the three and nine months ended May 31, 2025 and 2024, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2025 and 2024, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2025 and 2024, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2025 and 2024 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2025 (Unaudited)	August 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$167,961	$125,364
Short-term restricted cash	3,488	1,383
Short-term investments	94,408	100,165
Receivables, net of allowance for credit losses of $52 as of May 31, 2025 and August 31, 2024	21,249	18,847
Merchandise inventories	553,123	528,678
Prepaid expenses and other current assets (includes $0 and $4,480 as of May 31, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	60,550	57,910
Total current assets	900,779	832,347
Long-term restricted cash	11,670	9,564
Property and equipment, net	968,946	936,108
Operating lease right-of-use assets, net	110,262	96,415
Goodwill	43,231	43,197
Deferred tax assets	36,772	36,618
Other non-current assets (includes $1,005 and $1,482 as of May 31, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	65,910	61,563
Investment in unconsolidated affiliates	6,870	6,882
Total Assets	$2,144,440	$2,022,694
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$18,676	$8,007
Accounts payable	499,088	485,961
Accrued salaries and benefits	49,281	48,263
Deferred income	43,403	38,079
Income taxes payable	4,045	6,516
Other accrued expenses and other current liabilities (includes $425 and $1,179 as of May 31, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	43,571	50,035
Operating lease liabilities, current portion	7,356	7,370
Dividends payable	19,411	—
Long-term debt, current portion	16,955	35,917
Total current liabilities	701,786	680,148
Deferred tax liability	1,248	1,644
Long-term income taxes payable, net of current portion	4,644	4,762
Long-term operating lease liabilities	118,912	103,890
Long-term debt, net of current portion	86,170	94,443
Other long-term liabilities (includes $3,856 and $2,100 for the fair value of derivative instruments and $13,631 and $12,742 for post-employment plans as of May 31, 2025 and August 31, 2024, respectively)	17,487	14,842
Total Liabilities	930,247	899,729

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,688,210 and 32,570,858 shares issued and 30,753,891 and 30,635,556 shares outstanding (net of treasury shares) as of May 31, 2025 and August 31, 2024, respectively	3	3
Additional paid-in capital	524,348	514,542
Accumulated other comprehensive loss	(158,870)	(164,590)
Retained earnings	967,831	890,272
Less: treasury stock at cost, 1,934,319 shares as of May 31, 2025 and 1,935,302 shares as of August 31, 2024	(119,119)	(117,262)
Total Stockholders' Equity	1,214,193	1,122,965
Total Liabilities and Equity	$2,144,440	$2,022,694
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenues:
Net merchandise sales	$1,289,997	$1,194,531	$3,848,411	$3,590,461
Export sales	990	11,586	14,595	30,106
Membership income	21,857	19,279	62,971	55,566
Other revenue and income	4,445	4,032	13,142	11,720
Total revenues	1,317,289	1,229,428	3,939,119	3,687,853
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,086,680	1,008,721	3,242,892	3,024,134
Export sales	957	10,935	13,770	28,663
Selling, general and administrative:
Warehouse club and other operations	125,745	119,053	367,832	346,792
General and administrative	47,070	40,434	132,669	114,682
Pre-opening expenses	302	26	617	970
Loss on disposal of assets	305	350	1,579	872
Total operating expenses	1,261,059	1,179,519	3,759,359	3,516,113
Operating income	56,230	49,909	179,760	171,740
Other income (expense):
Interest income	2,486	2,521	7,441	8,612
Interest expense	(2,762)	(3,579)	(7,995)	(9,688)
Other expense, net	(6,888)	(1,882)	(19,050)	(11,044)
Total other expense	(7,164)	(2,940)	(19,604)	(12,120)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	49,066	46,969	160,156	159,620
Provision for income taxes	(13,917)	(14,483)	(43,797)	(49,895)
Income (loss) of unconsolidated affiliates	9	3	(13)	82
Net income	$35,158	$32,489	$116,346	$109,807
Net income per share available for distribution:
Basic	$1.14	$1.08	$3.80	$3.62
Diluted	$1.14	$1.08	$3.80	$3.62
Shares used in per share computations:
Basic	30,070	29,968	30,050	30,052
Diluted	30,078	29,968	30,055	30,052
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$35,158	$32,489	$116,346	$109,807

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments (1)	2,048	(5,181)	6,540	5,053
Defined benefit pension plan:
Net gain (loss) arising during period	(8)	(5)	(16)	15
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	57	96	192	287
Total defined benefit pension plan	49	91	176	302
Derivative instruments:(2)
Unrealized gains (losses) on change in derivative obligations	(333)	807	2,348	2,745
Unrealized gains (losses) on change in fair value of interest rate swaps	6	(508)	(6,304)	(4,188)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	—	2,960	—
Total derivative instruments	(327)	299	(996)	(1,443)
Other comprehensive income (loss)	1,770	(4,791)	5,720	3,912
Comprehensive income	$36,928	$27,698	$122,066	$113,719
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at February 29, 2024	32,579	$3	$505,349	$(155,289)	$859,325	1,922	$(115,514)	$1,093,874
Purchase of treasury stock	—	—	—	—	—	2	(114)	(114)
Issuance of restricted stock awards	7	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,552	—	—	—	—	4,552
Dividend paid to stockholders	—	—	—	—	(30,656)	—	—	(30,656)
Net income	—	—	—	—	32,489	—	—	32,489
Other comprehensive loss	—	—	—	(4,791)	—	—	—	(4,791)
Balance at May 31, 2024	32,563	$3	$509,901	$(160,080)	$861,158	1,924	$(115,628)	$1,095,354

Balance at February 28, 2025	32,690	$3	$519,564	$(160,640)	$932,673	1,933	$(119,014)	$1,172,586
Purchase of treasury stock	—	—	—	—	—	1	(105)	(105)
Issuance of treasury stock	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,784	—	—	—	—	4,784
Net income	—	—	—	—	35,158	—	—	35,158
Other comprehensive income	—	—	—	1,770	—	—	—	1,770
Balance at May 31, 2025	32,688	$3	$524,348	$(158,870)	$967,831	1,934	$(119,119)	$1,214,193
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	969	(71,852)	(71,852)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	662	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,652	—	—	—	—	12,652
Dividend paid to stockholders	—	—	—	—	(48,437)	—	—	(48,437)
Dividend payable to stockholders	—	—	—	—	(17,771)	—	—	(17,771)
Net income	—	—	—	—	109,807	—	—	109,807
Other comprehensive income	—	—	—	3,912	—	—	—	3,912
Balance at May 31, 2024	32,563	$3	$509,901	$(160,080)	$861,158	1,924	$(115,628)	$1,095,354

Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	64	(5,857)	(5,857)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	191	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,806	—	—	—	—	13,806
Dividend paid to stockholders	—	—	—	—	(19,376)	—	—	(19,376)
Dividend payable to stockholders	—	—	—	—	(19,411)	—	—	(19,411)
Net income	—	—	—	—	116,346	—	—	116,346
Other comprehensive income	—	—	—	5,720	—	—	—	5,720
Balance at May 31, 2025	32,688	$3	$524,348	$(158,870)	$967,831	1,934	$(119,119)	$1,214,193
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2025	May 31, 2024
Operating Activities:
Net income	$116,346	$109,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,386	61,114
Allowance for credit losses	—	(5)
Loss on sale of property and equipment	1,579	872
Deferred income taxes	(953)	461
Equity in losses (gains) of unconsolidated affiliates	13	(82)
Stock-based compensation	13,806	12,652
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(9,329)	(12,998)
Merchandise inventories	(24,445)	(45,057)
Accounts payable	16,757	38,990
Net cash provided by operating activities	179,160	165,754
Investing Activities:
Additions to property and equipment	(101,586)	(141,873)
Purchases of short-term investments	(72,255)	(134,108)
Proceeds from settlements of short-term investments	77,818	125,464
Proceeds from disposal of property and equipment	235	1,138
Net cash used in investing activities	(95,788)	(149,379)
Financing Activities:
Proceeds from long-term bank borrowings	5,441	16,500
Repayment of long-term bank borrowings	(32,742)	(21,433)
Proceeds from short-term bank borrowings	10,964	3,884
Repayment of short-term bank borrowings	(318)	(2,941)
Cash dividend payments	(19,376)	(48,437)
Purchase of treasury stock	(5,857)	(71,852)
Net cash used in financing activities	(41,888)	(124,279)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,324	(3,956)
Net increase (decrease) in cash, cash equivalents	46,808	(111,860)
Cash, cash equivalents and restricted cash at beginning of period	136,311	252,202
Cash, cash equivalents and restricted cash at end of period	$183,119	$140,342

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$1,140	$3,514
Dividends declared but not yet paid	19,411	17,771

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Nine Months Ended
	May 31, 2025	May 31, 2024
Cash and cash equivalents	$167,961	$128,271
Short-term restricted cash	3,488	2,832
Long-term restricted cash	11,670	9,239
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$183,119	$140,342
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2025

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2025, the Company had 55 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven in Panama; six in Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one warehouse club in Quetzaltenango, Guatemala in August 2025 and one warehouse club in La Romana, Dominican Republic in the spring of 2026. Once these two new clubs are open, the Company will operate 57 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:
1.Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
2.Increase Membership Value; and
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the case of the Company's ownership interest in a real estate development joint venture, both parties to the joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in a real estate development joint venture the Company has recorded under the equity method as of May 31, 2025 is listed below:

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
Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $37.7 million as of May 31, 2025 and $7.0 million as of August 31, 2024. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2025	August 31, 2024
Short-term restricted cash	$3,488	$1,383
Long-term restricted cash	11,670	9,564
Total restricted cash(1)	$15,158	$10,947
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
Goodwill – Goodwill totaled $43.2 million as of May 31, 2025 and August 31, 2024. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.8 million and $3.4 million as of May 31, 2025 and August 31, 2024, respectively, in this country.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31, 2025	August 31, 2024
Prepaid expenses and other current assets	$4,877	$3,322
Other non-current assets	32,440	30,845
Total amount of VAT receivables reported	$37,317	$34,167
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31, 2025	August 31, 2024
Prepaid expenses and other current assets	$21,140	$20,088
Other non-current assets	26,624	23,679
Total amount of income tax receivables reported	$47,764	$43,767
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs or in other transactions. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the nine months ended May 31, 2025, the Company reissued approximately 65,000 treasury shares upon vesting of restricted stock units and the award of restricted stock.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest-rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2025 and August 31, 2024.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table discloses the net effect of translation into the reporting currency on other comprehensive income for these local currency denominated accounts for the three and nine months ended May 31, 2025 and May 31, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Effect on other comprehensive income (loss) due to foreign currency restatement	$2,048	$(5,181)	$6,540	$5,053
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

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Currency loss	$(6,769)	$(1,725)	$(18,675)	$(11,563)
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

	Contract Liabilities
	May 31, 2025	August 31, 2024
Deferred membership income	$41,619	$36,222
Other contract performance liabilities	$16,019	$15,479
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Foods & Sundries	$607,693	$576,433	$1,813,765	$1,745,350
Fresh Foods	400,264	358,764	1,170,266	1,055,562
Hardlines	141,357	132,004	440,790	408,774
Softlines	70,632	62,483	216,761	189,441
Food Service and Bakery	56,792	53,211	169,025	159,086
Health Services	13,259	11,636	37,804	32,248
Net Merchandise Sales	$1,289,997	$1,194,531	$3,848,411	$3,590,461
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2025 and May 31, 2024 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$35,158	$32,489	$116,346	$109,807
Less: Allocation of income to unvested stockholders	(956)	(67)	(2,137)	(1,033)
Net income available for distribution	$34,202	$32,422	$114,209	$108,774
Basic weighted average shares outstanding	30,070	29,968	30,050	30,052
Add dilutive effect of performance stock units (two-class method)	8	—	5	—
Diluted average shares outstanding	30,078	29,968	30,055	30,052
Basic net income per share	$1.14	$1.08	$3.80	$3.62
Diluted net income per share	$1.14	$1.08	$3.80	$3.62
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2025 and 2024 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	N/A	$0.58	8/15/2024	8/30/2024	N/A	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	N/A	$1.00	N/A	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	N/A	$0.63	8/15/2025	N/A	8/29/2025	$0.63
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, March 1, 2025	$(160,640)
Foreign currency translation adjustments	2,048
Defined benefit pension plans (1)	49
Derivative instruments (2)	(327)
Ending balance, May 31, 2025	$(158,870)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, March 1, 2024	$(155,289)
Foreign currency translation adjustments	(5,181)
Defined benefit pension plans (1)	91
Derivative instruments (2)	299
Ending balance, May 31, 2024	$(160,080)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	6,540
Defined benefit pension plans (1)	176
Derivative instruments (2)	(996)
Ending balance, May 31, 2025	$(158,870)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	5,053
Defined benefit pension plans (1)	302
Derivative instruments (2)	(1,443)
Ending balance, May 31, 2024	$(160,080)

Amount
Beginning balance, September 1, 2023	$(163,992)
Foreign currency translation adjustments	693
Defined benefit pension plans (1)	501
Derivative instruments (2)	(2,189)
Amounts reclassified from accumulated other comprehensive loss	397
Ending balance, August 31, 2024	$(164,590)
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

	May 31, 2025	August 31, 2024
Retained earnings not available for distribution	$9,806	$9,615

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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Number of common shares acquired	—	—	—	935,663
Average price per common share acquired	$—	$—	$—	$74.13
Total cost of common shares acquired	$—	$—	$—	$69,362
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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of May 31, 2025 and August 31, 2024, the Company has recorded within other accrued expenses and other current liabilities a total of $1.1 million and $1.2 million, respectively, for various non-income tax related tax contingencies.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the payment of taxes based on a percentage of sales, when the resulting tax is greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.8 million and $3.4 million as of May 31, 2025 and August 31, 2024, respectively, in this country.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2025 and August 31, 2024, the Company had approximately $11.5 million and $14.7 million, respectively, in contractual obligations for construction services not yet rendered.
In July 2023, the Company signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the second half of calendar year 2026. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2027	$139
2028	1,612
2029	1,571
2030	1,530
2031	1,490
Thereafter	19,379
Total future lease payments	$25,721
In the second quarter of fiscal year 2025, the Company entered into an agreement to purchase a building to house its San Diego corporate headquarters. In June 2025, the Company closed on the final purchase agreement for $20.8 million. The Company expects to move to its San Diego corporate headquarters in the first quarter of fiscal year 2026.
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2025, the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $18.3 million in cash.
The table below summarizes the Company’s interest in a real estate joint venture, commitments to additional future investments and the Company’s maximum exposure to loss as a result of its involvement in this joint venture as of May 31, 2025 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments(1)	Company's Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(148)	$6,870	$99	$6,969
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2025 - Committed	$75,000	$—	$48	$74,952	—%
May 31, 2025 - Uncommitted	96,000	18,676	—	77,324	12.8%
May 31, 2025 - Total	$171,000	$18,676	$48	$152,276	12.8%

August 31, 2024 - Committed	$75,000	$—	$225	$74,775	—%
August 31, 2024 - Uncommitted	96,000	8,007	—	87,993	11.3%
August 31, 2024 - Total	$171,000	$8,007	$225	$162,768	11.0%
As of May 31, 2025 and August 31, 2024, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the nine months ended May 31, 2025:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2024	$35,917	$94,443	$130,360	(1)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	1,760	3,681	5,441
Total proceeds from long-term debt received during the period	1,760	3,681	5,441
Repayments of long-term debt	(21,562)	(11,180)	(32,742)
Reclassifications of long-term debt due in the next 12 months	772	(772)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	68	(2)	66
Balances as of May 31, 2025	$16,955	$86,170	$103,125	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $155.1 million. The carrying amount of cash assets assigned as collateral for these loans was $1.7 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $122.6 million. The carrying amount of cash assets assigned as collateral for these loans was $5.5 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of May 31, 2025 and August 31, 2024, the Company had approximately $53.4 million and $76.6 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2026	$16,955
2027	41,184
2028	15,180
2029	4,637
2030	3,570
Thereafter	21,599
Total	$103,125
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
Cash Flow Hedges
As of May 31, 2025, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2025:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	25-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$18,700,000	PriceSmart, Inc.	6.00%	10.91%	27th day of each November, February, May and August beginning on February 27, 2025	November 27, 2024 - November 27, 2027
Colombia subsidiary	15-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	7.61%	17th day of each February, May, August and November beginning on February 18, 2025	November 18, 2024 - November 17, 2026
Colombia subsidiary	19-Sep-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	4.00%	9.15%	24th day of each September, December, March and June beginning on December 24, 2024	September 24, 2024 - September 24, 2029
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Panama subsidiary	11-Jul-24	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$16,500,000	Bank of Nova Scotia	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024.	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank") successor to Union Bank, N.A.	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and nine months ended May 31, 2025 and May 31, 2024, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the three months ended May 31, 2025	$696	$890	$1,586
Interest expense for the three months ended May 31, 2024	$1,333	$703	$2,036
Interest expense for the nine months ended May 31, 2025	$2,620	$2,115	$4,735
Interest expense for the nine months ended May 31, 2024	$3,449	$1,775	$5,224
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	May 31, 2025	August 31, 2024
U.S. Bank	$27,838	$28,794
Citibank N.A.	71,200	72,270
Scotiabank	16,500	16,500
Total	$115,538	$117,564
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		May 31, 2025			August 31, 2024
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$—	$—	$—	$4,030	$(1,411)	$2,619
Cross-currency interest rate swaps	Other non-current assets	102	(36)	66	259	(90)	169
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(1,179)	413	(766)
Cross-currency interest rate swaps	Other long-term liabilities	(3,545)	1,241	(2,304)	(1,778)	622	(1,156)
Interest rate swaps	Other non-current assets	903	(202)	701	1,223	(274)	949
Interest rate swaps	Other long-term liabilities	(311)	87	(224)	(322)	90	(232)
Net fair value of derivatives designated as hedging instruments		$(2,851)	$1,090	$(1,761)	$2,233	$(650)	$1,583

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of May 31, 2025:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	17-Oct-2024 - 20-May-2025	Forward foreign exchange contracts (USD)	$24,000	20-Jun-2025 - 19-Dec-2025
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the three and nine month periods ended May 31, 2025 and May 31, 2024.
NOTE 9 – SEGMENTS
The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 55 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Three Months Ended May 31, 2025
Revenue from external customers	$990	$801,341	$360,989	$153,969	$—	$1,317,289
Intersegment revenues	489,631	8,155	2,182	1,806	(501,774)	—
Depreciation, property and equipment	2,070	11,514	5,936	3,237	—	22,757
Operating income	(4,393)	62,004	24,650	6,186	(32,217)	56,230
Net income (loss)	(11,274)	56,154	18,807	3,688	(32,217)	35,158
Capital expenditures, net	3,236	18,750	13,534	1,351	—	36,871

Nine Months Ended May 31, 2025
Revenue from external customers	$14,595	$2,385,508	$1,086,237	$452,779	$—	$3,939,119
Intersegment revenues	1,497,761	25,176	5,664	4,645	(1,533,246)	—
Depreciation, property and equipment	5,676	33,570	16,507	9,633	—	65,386
Operating income	(7,663)	187,204	78,929	16,009	(94,719)	179,760
Net income (loss)	(24,812)	163,432	63,205	9,240	(94,719)	116,346
Long-lived assets (other than deferred tax assets)	71,548	652,921	242,471	196,718	—	1,163,658
Goodwill	8,981	24,240	10,010	—	—	43,231
Total assets	237,412	1,133,625	493,315	280,088	—	2,144,440
Capital expenditures, net	5,868	54,766	30,466	6,815	—	97,915

Three Months Ended May 31, 2024
Revenue from external customers	$11,587	$744,626	$333,219	$139,996	$—	$1,229,428
Intersegment revenues	430,236	8,777	1,597	1,415	(442,025)	—
Depreciation, property and equipment	1,470	11,036	4,967	3,656	—	21,129
Operating income	1,636	54,874	22,915	3,289	(32,805)	49,909
Net income (loss)	(2,097)	47,588	18,707	1,096	(32,805)	32,489
Capital expenditures, net	5,515	17,216	10,270	2,511	—	35,512

Nine Months Ended May 31, 2024
Revenue from external customers	$30,107	$2,225,507	$1,016,608	$415,631	$—	$3,687,853
Intersegment revenues	1,311,880	23,331	4,305	3,704	(1,343,220)	—
Depreciation, property and equipment	4,177	31,734	14,664	10,539	—	61,114
Operating income	19,481	173,086	72,965	11,498	(105,290)	171,740
Net income	4,320	146,694	58,807	5,276	(105,290)	109,807
Long-lived assets (other than deferred tax assets)	82,727	605,453	220,308	214,959	—	1,123,447
Goodwill	8,982	24,159	10,041	—	—	43,182
Total assets	222,690	1,060,211	438,578	299,219	—	2,020,698
Capital expenditures, net	9,162	90,488	29,597	10,734	—	139,981

As of August 31, 2024
Long-lived assets (other than deferred tax assets)	$72,727	$614,382	$224,019	$199,404	$—	$1,110,532
Goodwill	8,981	24,193	10,023	—	—	43,197
Investment in unconsolidated affiliates	—	6,882	—	—	—	6,882
Total assets	220,076	1,065,493	451,265	285,860	—	2,022,694
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of May 31, 2025 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.
Financing Transactions
In June 2025, the Company completed the $20.8 million purchase of an office building to house its San Diego corporate headquarters. Additionally, the Company obtained a 25-year term loan for $12.5 million to partially fund the purchase of this property. The Company entered into an interest rate swap agreement to secure a 5.72% fixed interest rate on this loan.
In July 2025, the Company entered into the following financing transactions, which we expect to fund in the fourth quarter of fiscal year 2025, to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market:
•The Company's Trinidad subsidiary entered into a privately placed bond agreement to issue bonds denominated in Jamaican dollars and indexed to U.S. dollars for the equivalent of U.S. $16.0 million, and expects to place up to an additional U.S. $13.5 million of this bond, with a coupon rate of 7.25% and repayable over a four-year period;
•The Company's Trinidad subsidiary also entered into a four-year cash-secured syndicated loan agreement for the equivalent of U.S. $20.5 million, of which $15.0 million is U.S. dollar denominated and U.S. $5.5 million equivalent is denominated in Jamaican dollars and indexed to U.S. dollars, at a 7.25% interest rate; and
•The Company's Trinidad subsidiary entered into a three-year term loan agreement denominated in U.S. dollars for U.S. $15.0 million. This U.S. $15.0 million loan is indexed to Trinidad dollars and will be repaid in Trinidad dollars, at an 11.5% interest rate.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, online and digital initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to the risks detailed in this Quarterly Report under the heading “Part II. Item 1A. Risk Factors” and in the Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2024 under the heading “Part I. Item 1A. Risk Factors" and "Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business in the countries in which we do business at operating standards as good as, or superior to, warehouse club operations in the United States.
In March 2025, the Company announced that Robert Price notified the Board of Directors of his intention to step down as Interim Chief Executive Officer effective August 31, 2025. David Price, the Company’s current Executive Vice President and Chief Transformation Officer and member of the Board of Directors, has been appointed Chief Executive Officer effective September 1, 2025, and Robert Price will become Executive Chairman of the Board of Directors at that time.
In May 2025, the Company announced the appointment of Gualberto Hernandez as Executive Vice President and Chief Financial Officer effective June 1, 2025. PriceSmart`s former Executive Vice President and Chief Financial Officer Michael McCleary resigned by mutual agreement with the Company, but will continue to serve as an Executive Vice President of the Company and provide transition assistance through September 30, 2025.

As of May 31, 2025, we have 55 warehouse clubs in operation in 12 countries, plus the U.S. Virgin Islands, with revenues in excess of $4.9 billion in fiscal year 2024. We believe PriceSmart has become one of the most respected and trusted brands in the countries where we operate. With nearly two million membership accounts and almost four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.

The annual fee for a Diamond Membership in most markets as of May 31, 2025 was approximately $40, and our Platinum Members generally pay $80 per year in exchange for an annual 2% cash-back rebate, up to an annual maximum of $500. Membership fees contribute to our ability to operate our business on lower margins than conventional retailers. We believe membership also provides a sense of identity and loyalty that, in turn, reduces the need for PriceSmart to spend money on advertising.

PriceSmart sources approximately half of its merchandise from suppliers within Latin American and the Caribbean, with the balance of merchandise sourced throughout the rest of the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and unique consumable and non-consumable products that are often not otherwise available in our markets.

PriceSmart continually focuses on innovation. In recent years, PriceSmart has added optical, audiology, and pharmacy services in many of its locations. PriceSmart provides online shopping to our Members and offers both home delivery and curbside pickup via its Click & Go® service. PriceSmart is making significant investments in technology to both improve the online shopping experience for its Members and to enhance operating efficiencies in its supply chain and the back office.
We seek to provide safe and pleasant working environments for our over 12,000 employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.
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

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of May 31, 2024	Number of Warehouse Clubs in Operation as of May 31, 2025	Anticipated Warehouse Club Openings in Fiscal Year 2025	Anticipated Warehouse Club Openings in Fiscal Year 2026
Colombia	10	10	—	—
Costa Rica	8	9	—	—
Panama	7	7	—	—
Guatemala	6	6	1	—
Dominican Republic	5	5	—	1
Trinidad	4	4	—	—
El Salvador	4	4	—	—
Honduras	3	3	—	—
Nicaragua	2	2	—	—
Jamaica	2	2	—	—
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	54	55	1	1
Our warehouse clubs, one regional distribution center and several smaller local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and our larger regional distribution center are located in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia.
In April 2025, we opened a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica. In the first quarter of fiscal year 2025, we finalized execution of a land lease and plan to open our seventh warehouse club in Guatemala, located in Quetzaltenango, approximately 122 miles west from the nearest club in the capital of Guatemala City. This club is currently under construction and being built on a four-acre property and is anticipated to open in August 2025.
In the third quarter of fiscal year 2025, we purchased land and plan to open our sixth warehouse club in the Dominican Republic, located in La Romana, approximately 73 miles east from the nearest club in the capital of Santo Domingo. The club will be built on a five-acre property and is anticipated to open in the spring of 2026.

Once these two new clubs are open, the Company will operate 57 warehouse clubs.
We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. In particular, we are currently evaluating Chile as a potential new market for multiple PriceSmart warehouse clubs. We have hired local consultants to help us in this process and are actively looking for potential sites for new warehouse clubs in Chile. However, opening PriceSmart warehouse clubs in Chile remains subject to our finding appropriate sites for warehouse clubs and distribution facilities, the results of our continuing market analyses and receipt of required governmental permits, among other uncertainties.
We also historically exported products to a retailer in the Philippines, but effective August 31, 2024, our business relationship with that retailer ceased, except for some outstanding merchandise orders being fulfilled during the current fiscal year. We recently began exporting to a retailer in the Bahamas and may export to other countries if opportunities that complement our business model arise.
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
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the third quarter of fiscal year 2025, some markets, primarily Costa Rica, benefited from currency appreciation, which helped partially offset currency devaluations we experienced in some of the other countries where we operate, primarily Colombia and Honduras, when compared to the third quarter of the prior year. During the first nine months of fiscal years 2025 and 2024, approximately 80.0% and 79.5%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.3% and 49.1% consisted of sales of products we purchased in U.S. dollars.
A devaluation of local currency reduces the value of sales and membership income that is generated in that country when translated to U.S. dollars for our consolidated results. In addition, when local currency experiences devaluation, we may elect to increase the local currency price of imported merchandise to maintain our target margins, which could impact demand for the merchandise affected by the price increase. Alternatively, we may elect not to raise prices to fully cover the impact of the devaluation, adversely affecting our margins. For example, during fiscal year 2023, the currency in Colombia devalued approximately 15%, but we selectively held pricing steady or took pricing actions to mitigate declines in demand, which negatively impacted our consolidated Total gross margin percentage. We may also modify the mix of imported versus local merchandise and/or the source of imported merchandise to mitigate the impact of currency fluctuations. Information about the effect of local currency devaluations is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Merchandise Sales and Comparable Sales.”

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
We continue to face the risk of political instability which may have significant effects on our business. For example, protestors set up roadblocks in Panama during October and November 2023 as a reaction to an agreement between the Panamanian government and a mining company, disrupting traffic to our clubs throughout most of the market. In the third quarter of fiscal year 2025, Panama once again experienced widespread protests and social unrest against the government. Roadblocks in Guatemala in October 2023 related to election protests also limited access to certain of our warehouse clubs. Civil unrest in Colombia in response to tax reform and austerity measures paralyzed significant portions of the country’s infrastructure during the third quarter of fiscal year 2021.
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
Current uncertainties about tariffs may have an adverse effect on our Company. The U.S. government has implemented significant tariffs measures, including a baseline tariff of 10% on products from all countries and higher rates targeting specific countries. For additional information, see "Item 1A — Risk Factors — We are vulnerable to changes in the political and economic conditions such as tariffs and/or international trade wars and disruptions to remittances."
Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. Nevertheless, in fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute. To address the inherent risk of operating in a country in which tax legislation changes can significantly impact our business because of our low-margin business model and in which our ability to successfully appeal the application of these taxes is limited, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment. These and other challenges may persist or become more acute and could have a material adverse effect on our business and results of operations.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, we may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of May 31, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $73.9 million, a decrease of $26.6 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. Dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency.
Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We primarily acquire U.S. dollars through the Honduran Central Bank's auction and our respective allocation, along with sourcing from our banking partners. While we have seen an improvement in availability in Honduras of U.S. dollars during fiscal year 2025, we continue to monitor the situation actively, as the underlying limitations on availability of U.S. dollars persist. As of May 31, 2025, our Honduran subsidiary had approximately $2.0 million of cash and cash equivalents and short-term investments denominated in lempiras, which cannot be readily converted to U.S. dollars for general use within the Company.
Mission and Business Strategy
PriceSmart exists to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, while simultaneously enhancing Member experience and engagement.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. In April 2025, we opened a new warehouse club in Cartago, near the capital of San Jose, in Costa Rica. In the first quarter of fiscal year 2025, we finalized the execution of a land lease and have begun construction of a new warehouse club, which will be our seventh warehouse club in Guatemala, and the first in the city of Quetzaltenango. We expect to open this warehouse club in August 2025. In the third quarter of fiscal year 2025, we purchased land and plan to open our sixth warehouse club in the Dominican Republic, located in La Romana, approximately 73 miles east from the nearest club in the capital of Santo Domingo. The club will be built on a five-acre property and is anticipated to open in the spring of 2026. Once these two new clubs are open, PriceSmart will operate 57 warehouse clubs in total. Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. During fiscal year 2024, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. In particular, we are currently evaluating Chile as a potential new market for multiple PriceSmart warehouse clubs. We have hired local consultants to help us in this process and are actively looking for potential sites for new warehouse clubs in Chile. However, opening PriceSmart warehouse clubs in Chile remains subject to our finding appropriate sites for warehouse clubs and distribution facilities, the results of our continuing market analyses and receipt of required governmental permits, among other uncertainties. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We are currently in the testing phase of expanding our distribution network into China. We expect to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in key markets. In fiscal year 2026, we expect to adapt our distribution center in Panama to handle cold merchandise and open distribution centers in Guatemala, Trinidad and Dominican Republic.

II.Increase Membership Value. At PriceSmart, we are dedicated to attracting new Members and fostering long-term loyalty by continually enhancing the value of membership. In addition to providing low prices on merchandise, we seek to provide Members with greater convenience and an expanding range of services. This includes access to PriceSmart.com for online transactions, seamless club pickup and delivery services, and our comprehensive Well-being initiative. Members enjoy optical services with free eye exams, discounted eyeglass frames, audiology services with hearing tests, and competitive pricing on hearing aids. In select markets, pharmacy services further enrich the PriceSmart membership experience. As benefits grow and the value of being a PriceSmart Member increases, we might consider adjustments to the membership fee. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and average ticket as part of determining how Members see our value. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. By offering tangible financial rewards, we believe we position PriceSmart as the go-to solution for Members seeking long-term value. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 16.1% of our total membership base as of May 31, 2025, an increase from 11.0% as of May 31, 2024. This directly contributes to the Company's revenue growth and reinforces our commitment to providing best-in-class value for our Members. Additionally, our private-label products that we sell under the Member’s Selection® brand plays a crucial role in enhancing the membership value proposition. We believe these products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet everyday needs, Member’s Selection® products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. During the first nine months of fiscal year 2025, our private-label sales represented 27.7% of total merchandise sales, up slightly from 27.4% in the same period of fiscal year 2024, and we plan to continue to invest in the development of additional private-label products under the Member’s Selection® brand. In Central America, BAC and PriceSmart have renewed and improved an agreement offering a co-branded consumer credit card effective July 2025. Under the updated agreement, subject to certain caps, Members will receive "PriceCash" equal to 5% of purchases made at the Company's warehouse clubs or online, an increase from 4%; 3% for purchases made on BAC's online travel platform, an increase from 1%; and other benefits. In addition, in participating markets, Members will receive 6% "PriceCash" for purchases made at wellness centers within the Company's warehouse clubs. “PriceCash” rewards are issued by BAC to eligible co-brand cardholders for purchases made in the Company's warehouse clubs and other stores, locations or websites. PriceCash can be used for purchases within the Company's warehouse clubs or can be redeemed for cash or other goods. By continuously enhancing our benefits and maintaining a strong focus on membership growth, renewal rates, and Member spending, we reinforce our mission to provide Members with unmatched value, whether they choose to shop online, in-club, or both. As PriceSmart continues to grow, we look forward to reinvesting in new benefits and services that enhance the Member experience, creating a mutually beneficial relationship built on trust, value, and innovation.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Online, Digital and Technological Capabilities. We recognize the growing expectation of consumers to control their shopping experience. Consumers are more engaged than ever before and want access 24 hours a day and seven days a week. During the third quarter, total net merchandise sales through digital channels increased 19.8% versus the same period in the prior year and represented a record high of $79.0 million or 6.1% of total net merchandise sales. We’ve continued to tailor our digital experience to match this expectation and meet our Members when and where they want to shop. In fiscal year 2024, we completed a country-by-country roll out of our new PriceSmart.com website and mobile application (Android and iOS) to complement our in-club shopping. The website and app use a MACH or headless architecture, which is designed for speed and scalability. We can now build and release new Member-facing digital experiences without a full, end-to-end, technology redevelopment. This provides us the opportunity to continually strengthen and expand the scope of our relationship with each Member and offer new products and services in the future. Additionally, we can strengthen our data analytics around Member behavior on the website and app to better serve their preferences. Identification of delivery service areas, patterns in site searches, most viewed items and segmented homepage offerings are a few examples of the capabilities we now have through our investment in the digital experience for the Member. We are also continually finding ways to deploy technology that improves efficiency. For example, we have and will continue to enhance our order picking technology to reduce the time it takes to fulfill an order for the Member. This allows us to meet our Member's service expectations and expand our capacity for more orders.

Financial highlights for the third quarter of fiscal year 2025 included:
•Total revenues increased 7.1% over the comparable prior-year period.
•Net merchandise sales increased 8.0% over the comparable prior-year period. We ended the quarter with 55 warehouse clubs compared to 54 warehouse clubs at the end of the third quarter of fiscal year 2024. Net merchandise sales - constant currency increased 9.5% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended June 1, 2025 increased 7.0%. Comparable net merchandise sales - constant currency for the 13 weeks ended June 1, 2025 increased 8.5%.
•Membership income for the third quarter of fiscal year 2025 increased 13.4% to $21.9 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 9.4% over the prior-year period, and merchandise gross profits as a percent of net merchandise sales were 15.8%, an increase of 20 basis points or 0.2% from the same period in the prior year.
•Selling, general and administrative expenses increased 8.5% compared to the third quarter of fiscal year 2024, primarily due to investments in technology.
•Operating income for the third quarter of fiscal year 2025 was $56.2 million, an increase of 12.7%, or $6.3 million, compared to the third quarter of fiscal year 2024.
•We recorded a $7.2 million net loss in total other expense in the third quarter of fiscal year 2025 compared to a $2.9 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $5.0 million, primarily driven by an increase in unrealized losses in value of U.S. dollar denominated monetary assets and liabilities in several of our markets.
•Our effective tax rate decreased in the third quarter of fiscal year 2025 to 28.4% from 30.8% in the third quarter of fiscal year 2024. The decrease in the effective tax rate is primarily related to our implementation of certain tax optimization initiatives at the end of fiscal year 2024.
•Net income for the third quarter of fiscal year 2025 was $35.2 million, or $1.14 per diluted share, compared to $32.5 million, or $1.08 per diluted share, in the third quarter of fiscal year 2024.
•Adjusted EBITDA for the third quarter of fiscal year 2025 was $79.0 million compared to $71.0 million in the same period last year.

Financial highlights for the nine months ended May 31, 2025 included:

•Total revenues increased 6.8% over the comparable prior-year period.
•Net merchandise sales increased 7.2% over the comparable prior-year period. We ended the first nine months of fiscal year 2025 with 55 warehouse clubs compared to 54 warehouse clubs at the end of the first nine months of fiscal year 2024. Net merchandise sales - constant currency increased 8.2% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 39 weeks ended June 1, 2025 increased 6.5%. Comparable net merchandise sales - constant currency for the 39 weeks ended June 1, 2025 increased by 7.6%.
•Membership income increased 13.3% to $63.0 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 6.9% over the comparable prior year period and total gross margins as a percent of net merchandise club sales were 15.7%, a decrease of 10 basis points or 0.1%, from the same period in the prior year.
•Selling, general and administrative expenses increased 8.5% compared to the first nine months of fiscal year 2024, primarily due to investments in technology.
•Operating income was $179.8 million, an increase of 4.7%, or $8.0 million, compared to the first nine months of fiscal year 2024.
•We recorded a $19.6 million net loss in total other expense in the first nine months of fiscal year 2025 compared to a $12.1 million net loss in total other expense in the same period last year. The increase in total other expense was primarily due to an increase in other expense, net of $8.0 million, primarily driven by an increase in total foreign currency transaction losses.
•Our effective tax rate decreased for the first nine months of fiscal year 2025 to 27.3%, as compared to the effective tax rate for the first nine months of fiscal year 2024 of 31.3%. The decrease in the effective tax rate is primarily related to our implementation of certain tax optimization initiatives at the end of fiscal year 2024.
•Net income for the first nine months of fiscal year 2025 was $116.3 million, or $3.80 per diluted share, compared to $109.8 million, or $3.62 per diluted share, in the comparable prior-year period.
•Adjusted EBITDA for the first nine months of fiscal year 2025 was $245.1 million compared to $232.9 million in the same period last year.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income as reported	$35,158	$32,489	$116,346	$109,807
Adjustments:
Interest expense	2,762	3,579	7,995	9,688
Provision for income taxes	13,917	14,483	43,797	49,895
Depreciation and amortization	22,757	21,129	65,386	61,114
Interest income	(2,486)	(2,521)	(7,441)	(8,612)
Other expense, net (1)	6,888	1,882	19,050	11,044
Adjusted EBITDA	$78,996	$71,041	$245,133	$232,936
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and nine months ended May 31, 2025 and May 31, 2024.
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

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND MAY 31, 2024
The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2025 with the three-month and nine-month periods ended on May 31, 2024 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three and nine-months ended May 31, 2025 and May 31, 2024:

	Three Months Ended
	May 31, 2025				May 31, 2024
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$784,775	60.8%	$54,753	7.5%	$730,022	61.1%
Caribbean	354,884	27.5	26,871	8.2	328,013	27.5
Colombia	150,338	11.7	13,842	10.1	136,496	11.4
Net merchandise sales	$1,289,997	100.0%	$95,466	8.0%	$1,194,531	100.0%

	Nine Months Ended
	May 31, 2025				May 31, 2024
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$2,337,438	60.7%	$154,249	7.1%	$2,183,189	60.8%
Caribbean	1,068,467	27.8	66,923	6.7	1,001,544	27.9
Colombia	442,506	11.5	36,778	9.1	405,728	11.3
Net merchandise sales	$3,848,411	100.0%	$257,950	7.2%	$3,590,461	100.0%
Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
Overall, net merchandise sales grew by 8.0% for the third quarter of fiscal year 2025 and grew 7.2% for the nine-month period ended May 31, 2025. The third quarter increase resulted from a 6.0% increase in transactions and a 1.9% increase in average ticket. For the nine-month period, the increase resulted from a 5.0% increase in transactions and a 2.1% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup via our Click & Go® service and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 55 clubs in operation as of May 31, 2025 compared to 54 clubs as of May 31, 2024.
Net merchandise sales in our Central America segment increased 7.5% and 7.1%, respectively, during the third quarter and the nine months ended May 31, 2025. These increases had a 460 basis points (4.6%) and 430 basis points (4.3%) positive impact, respectively, on total net merchandise sales growth for the third quarter and nine months ended May 31, 2025. All markets within this segment had positive net merchandise sales growth. Additionally, we opened our fourth warehouse club in El Salvador in February 2024 and our ninth warehouse club in Costa Rica in April 2025.
Net merchandise sales in our Caribbean segment increased 8.2% and 6.7%, respectively, during the third quarter and the nine months ended May 31, 2025. These increases had a 220 basis points (2.2%) and a 190 basis points (1.9%) positive impact, respectively, on total net merchandise sales growth for the third quarter and nine months ended May 31, 2025. All markets within this segment had positive net merchandise sales growth.

Net merchandise sales in our Colombia segment increased 10.1% and 9.1%, respectively, during the third quarter and the nine months ended May 31, 2025. These increases had a 120 basis point (1.2%) and 100 basis points (1.0%) positive impact on total net merchandise sales growth for the third quarter and nine months ended May 31, 2025.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the third quarter and nine months ended May 31, 2025. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchanges rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended May 31, 2025
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$784,775	$785,741	$(966)	7.5%	7.6%	(0.1)%
Caribbean	354,884	359,944	(5,060)	8.2	9.7	(1.5)
Colombia	150,338	162,903	(12,565)	10.1	19.3	(9.2)
Consolidated total	$1,289,997	$1,308,588	$(18,591)	8.0%	9.5%	(1.5)%

	Nine Months Ended May 31, 2025
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$2,337,438	$2,322,157	$15,281	7.1%	6.4%	0.7%
Caribbean	1,068,467	1,088,896	(20,429)	6.7	8.7	(2.0)
Colombia	442,506	475,356	(32,850)	9.1	17.2	(8.1)
Consolidated total	$3,848,411	$3,886,409	$(37,998)	7.2%	8.2%	(1.0)%
Overall, the effects of currency fluctuations within our markets had approximately $18.6 million and $38.0 million, or 150 basis points (1.5%) and 100 basis points (1.0%), of negative impact on net merchandise sales for the quarter and nine months ended May 31, 2025, respectively.
Currency fluctuations had $1.0 million, or 10 basis points (0.1%), of negative impact on net merchandise sales in our Central America segment for the quarter ended May 31, 2025. Currency fluctuations had a $15.3 million, or 70 basis points (0.7%), of positive impact on net merchandise sales in our Central America segment for the nine months ended May 31, 2025. These currency fluctuations contributed approximately 10 basis points (0.1%) of negative impact on net merchandise sales for the quarter ended May 31, 2025. These currency fluctuations contributed approximately 40 basis points (0.4%) of positive impact on net merchandise sales for the nine months ended May 31, 2025. The Costa Rica colón appreciated against the dollar as compared to the same three and nine-month periods a year ago and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $5.1 million and $20.4 million, or 150 basis points (1.5%) and 200 basis points (2.0%), of negative impact on net merchandise sales in our Caribbean segment for the third quarter and nine months ended May 31, 2025, respectively. These currency fluctuations contributed approximately 40 basis points (0.4%) and 50 basis points (0.5%) of negative impact on total net merchandise sales growth for the third quarter and nine months ended May 31, 2025. The negative impact was primarily driven by the significant devaluation of the Dominican Peso as compared to the same three and nine-month periods a year ago.

Currency fluctuations had a $12.6 million and $32.9 million, or 920 basis points (9.2%) and 810 basis points (8.1%), of negative impact on net merchandise sales in our Colombia segment for the quarter and nine months ended May 31, 2025, respectively. These currency fluctuations contributed approximately 100 basis points (1.0%) and 90 basis points (0.9%) of the total negative impact on total net merchandise sales for the quarter and nine months ended May 31, 2025, respectively. The Colombian peso depreciated significantly against the dollar as compared to the same three and nine-month periods a year ago and was a significant factor in the contribution to the unfavorable currency fluctuations in this segment.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our clubs opened during fiscal year 2025 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 54 warehouse clubs for the thirteen and thirty-nine week periods ended June 1, 2025.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen and thirty-nine week periods ended June 1, 2025 and June 2, 2024 compared to the prior year:

	Thirteen Weeks Ended
	June 1, 2025	June 2, 2024
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.7%	7.4%
Caribbean	8.6	5.0
Colombia	9.9	19.4
Consolidated comparable net merchandise sales	7.0%	7.8%

	Thirty-Nine Weeks Ended
	June 1, 2025	June 2, 2024
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.5%	8.2%
Caribbean	7.4	5.8
Colombia	9.5	15.7
Consolidated comparable net merchandise sales	6.5%	8.2%
Comparison of Thirteen and Thirty-Nine week Periods Ended June 1, 2025 and June 2, 2024
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen week period ended June 1, 2025 increased 7.0%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine week period ended June 1, 2025 increased 6.5%.

Comparable net merchandise sales in our Central America segment increased 5.7% and 5.5% for the thirteen and thirty-nine week periods ended June 1, 2025, respectively. All of our markets in Central America had positive comparable net merchandise sales growth for the thirteen and thirty-nine week periods ended June 1, 2025. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 350 basis points (3.5%) and 330 basis points (3.3%) of positive impact in total comparable merchandise sales for the thirteen and thirty-nine week periods ended June 1, 2025, respectively.
Comparable net merchandise sales in our Caribbean segment increased 8.6% and 7.4% for the thirteen and thirty-nine week periods ended June 1, 2025, respectively. These increases contributed approximately 240 basis points (2.4%) and 210 basis points (2.1%) of positive impact on total comparable merchandise sales for the thirteen and thirty-nine week periods ended June 1, 2025, respectively.
Comparable net merchandise sales in our Colombia segment increased 9.9% and 9.5% for the thirteen and thirty-nine week periods ended June 1, 2025, respectively. These increases contributed approximately 110 basis points (1.1%) of positive impact in total comparable merchandise sales for the thirteen and thirty-nine week periods ended June 1, 2025.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchanges rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen and thirty-nine week periods ended June 1, 2025:

	Thirteen Weeks Ended June 1, 2025
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.7%	5.9%	(0.2)%
Caribbean	8.6	10.1	(1.5)
Colombia	9.9	19.1	(9.2)
Consolidated comparable net merchandise sales	7.0%	8.5%	(1.5)%
	Thirty-Nine Weeks Ended June 1, 2025
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.5%	4.8%	0.7%
Caribbean	7.4	9.4	(2.0)
Colombia	9.5	17.8	(8.3)
Consolidated comparable net merchandise sales	6.5%	7.6%	(1.1)%
Overall, the mix of currency fluctuations within our markets had 150 basis points (1.5%) and 110 basis points (1.1%) of negative impact on comparable net merchandise sales for the thirteen and thirty-nine week periods ended June 1, 2025, respectively.
Currency fluctuations within our Central America segment accounted for approximately 10 basis points (0.1%) of negative impact on total comparable merchandise sales for the thirteen week period ended June 1, 2025. Currency fluctuations within our Central America segment accounted for approximately 40 basis points (0.4%) of positive impact on total comparable merchandise sales for the thirty-nine week period ended June 1, 2025. Our Honduras market was the main contributor to the negative impact as the market experienced currency devaluation when compared to the same thirteen week period last year. Our Costa Rica market was the main contributor to the positive impact as the market experienced currency appreciation when compared to the same thirty-nine week period last year.

Currency fluctuations within our Caribbean segment accounted for approximately 40 basis points (0.4%) and 60 basis points (0.6%) of negative impact on total comparable merchandise sales for the thirteen and thirty-nine week periods ended June 1, 2025, respectively. Our Dominican Republic market was the main contributor as this market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 100 basis points (1.0%) and 90 basis points (0.9%) of negative impact on total comparable merchandise sales for the thirteen and thirty-nine week periods ended June 1, 2025, respectively. This reflects the devaluation of the Colombian peso's foreign currency exchange rate when compared to the same period a year ago.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	May 31, 2025					May 31, 2024
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$12,747		$1,633	14.7%	1.6%	$11,114
Membership income - Caribbean	5,817		819	16.4	1.6	4,998
Membership income - Colombia	3,293		126	4.0	2.2	3,167
Membership income - Total	$21,857	38.9%	$2,578	13.4%	1.7%	$19,279	38.6%

	Nine Months Ended
	May 31, 2025					May 31, 2024
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$36,716		$4,588	14.3%	1.6%	$32,128
Membership income - Caribbean	16,902		2,483	17.2	1.6	14,419
Membership income - Colombia	9,353		334	3.7	2.1	9,019
Membership income - Total	$62,971	35.0%	$7,405	13.3%	1.6%	$55,566	32.4%

Number of accounts - Central America	1,093,538		44,802	4.3%		1,048,736
Number of accounts - Caribbean	499,784		20,220	4.2		479,564
Number of accounts - Colombia	373,045		29,821	8.7		343,224
Number of accounts - Total	1,966,367		94,843	5.1%		1,871,524

Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
The number of Member accounts as of May 31, 2025 was 5.1% higher than the number of accounts as of May 31, 2024. Membership income increased 13.4% and 13.3% over the three-and nine-month periods ended May 31, 2025, respectively, compared to the same prior-year periods.
Membership income increased in all of our segments in the three and nine-month periods ended May 31, 2025. The increase in membership income is primarily due to the $5 increase to our membership fee in all but one market during fiscal year 2024 and an increase in the membership base since the comparable prior-year period. In our Central America segment, membership income increased compared to the third quarter and first nine months of fiscal year 2024, primarily attributable to the $5 increase to our membership fee and the opening of one new club in February 2024 and one new club in April 2025. Similarly, in the Caribbean segment, membership income rose compared to the third quarter and first nine months of fiscal year 2024, primarily attributable to the $5 increase to our membership fee. In the Colombia segment, membership income increased compared to the third quarter and first nine months of fiscal year 2024 due to the increase in the number of membership accounts, partially offset by the devaluation of the Colombian peso against the U.S. dollar. During the second quarter of fiscal year 2025, we increased our membership fee in Colombia to adjust for the foreign currency devaluation. Additionally, all of our segments have increased their membership base since August 31, 2024.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 16.1% of our total membership base as of May 31, 2025, an increase from 11.0% as of May 31, 2024. Platinum Members tend to have higher renewal rates than our Diamond Members. During fiscal year 2024 and the first nine months of fiscal year 2025, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 88.0% and 88.1% for the periods ended May 31, 2025 and May 31, 2024, respectively. This compares to a trailing twelve-month renewal rate of 87.9% for the twelve-month period ended August 31, 2024.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2025			May 31, 2024
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$3,749	$331	9.7%	$3,418
Rental income	696	82	13.4	614
Other revenue	$4,445	$413	10.2%	$4,032

	Nine Months Ended
	May 31, 2025			May 31, 2024
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$11,144	$1,195	12.0%	$9,949
Rental income	1,998	227	12.8	1,771
Other revenue	$13,142	$1,422	12.1%	$11,720

Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
The primary driver of the increase in other revenue for the three and nine months ended May 31, 2025 was an increase in Miscellaneous income primarily driven by an increase in incentive fee revenue arising from Members having higher average outstanding balances on our co-branded credit cards compared to the prior-year period.
Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2025	May 31, 2024	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,289,997	$1,194,531	$95,466
Total gross margin	$203,317	$185,810	$17,507
Total gross margin percentage	15.8%	15.6%	0.2%

Revenues
Total revenues	$1,317,289	$1,229,428	$87,861
Percentage change from prior period			7.1%

Comparable net merchandise sales
Total comparable net merchandise sales increase	7.0%	7.8%	(0.8)%

Total revenue margin
Total revenue margin	$229,652	$209,772	$19,880
Total revenue margin percentage	17.4%	17.1%	0.3%

Selling, general and administrative
Selling, general and administrative	$173,422	$159,863	$13,559
Selling, general and administrative percentage of total revenues	13.2%	13.0%	0.2%

Operational data
Adjusted EBITDA(1)	$78,996	$71,041	$7,955
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	May 31, 2025	% of Total Revenue	May 31, 2024	% of Total Revenue
Operating income by segment
Central America	$62,004	4.7%	$54,874	4.5%
Caribbean	24,650	1.9	22,915	1.9
Colombia	6,186	0.5	3,289	0.3
United States	(4,393)	(0.3)	1,636	0.1
Reconciling Items(1)	(32,217)	(2.5)	(32,805)	(2.7)
Operating income - Total	$56,230	4.3%	$49,909	4.1%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2025	May 31, 2024	Increase/(Decrease)
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$3,848,411	$3,590,461	$257,950
Total gross margin	$605,519	$566,327	$39,192
Total gross margin percentage	15.7%	15.8%	(0.1)%

Revenues
Total revenues	$3,939,119	$3,687,853	$251,266
Percentage change from prior period			6.8%

Comparable net merchandise sales
Total comparable net merchandise sales increase	6.5%	8.2%	(1.7)%

Total revenue margin
Total revenue margin	$682,457	$635,056	$47,401
Total revenue margin percentage	17.3%	17.2%	0.1%

Selling, general and administrative
Selling, general and administrative	$502,697	$463,316	$39,381
Selling, general and administrative percentage of total revenues	12.8%	12.6%	0.2%

Operational data
Adjusted EBITDA(1)	$245,133	$232,936	$12,197
Warehouse clubs at period end	55	54	1
Warehouse club sales floor square feet at period end	2,687	2,646	41
(1)     See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2025	% of Total Revenue	May 31, 2024	% of Total Revenue
Operating income by segment
Central America	$187,204	4.8%	$173,086	4.7%
Caribbean	78,929	2.0	72,965	2.0
Colombia	16,009	0.4	11,498	0.3
United States	(7,663)	(0.2)	19,481	0.5
Reconciling Items (1)	(94,719)	(2.4)	(105,290)	(2.8)
Operating income - Total	$179,760	4.6%	$171,740	4.7%
(1)    The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	May 31, 2025	% of Total Revenue	May 31, 2024	% of Total Revenue
Warehouse club and other operations	$125,745	9.6%	$119,053	9.7%
General and administrative	47,070	3.6	40,434	3.3
Pre-opening expenses	302	—	26	—
Loss on disposal of assets	305	—	350	—
Total Selling, general and administrative	$173,422	13.2%	$159,863	13.0%

	Nine Months Ended
	May 31, 2025	% of Total Revenue	May 31, 2024	% of Total Revenue
Warehouse club and other operations	$367,832	9.4%	$346,792	9.5%
General and administrative	132,669	3.4	114,682	3.1
Pre-opening expenses	617	—	970	—
Loss on disposal of assets	1,579	—	872	—
Total Selling, general and administrative	$502,697	12.8%	$463,316	12.6%
Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for the three and nine months ended May 31, 2025 was 15.8% and 15.7%, respectively, which was 20 basis points (0.2%) higher for the quarter and 10 basis points (0.1%) lower for the nine-month period ended when compared to the prior year periods. The increase in the three-month period ended May 31, 2025 was primarily due to an increase to liquidity premiums in some of our markets to offset currency liquidity risk. The decrease in the nine month period ended May 31, 2025 was primarily due to lower front-end margin percentage across our various sales categories. Our liquidity premiums were $5.3 million and $16.9 million for the three and nine months ended May 31, 2025.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased 30 basis points (0.3%) for the three-month period ended May 31, 2025 compared to the prior year period which is primarily a result of the higher total gross margin percentage of 20 basis points (0.2%). Total revenue margin increased 10 basis points (0.1%) for the nine-month period ended May 31, 2025 compared to the prior-year period which is primarily a result of higher membership income and other revenue compared to the prior-year periods.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $13.6 million for the third quarter of fiscal year 2025 compared to the same prior-year period, and increased as a percentage of total revenue by 20 basis points (0.2%) to 13.2% of total revenue for the third quarter of fiscal year 2025 compared to 13.0% of total revenues for the third quarter of fiscal year 2024.
Selling, general and administrative expenses increased $39.4 million for the first nine months of fiscal year 2025 compared to the prior year, and increased 20 basis points (0.2%) to 12.8% as a percentage of total revenue compared to 12.6% of total revenue for the first nine months of fiscal year 2024.

Warehouse club and other operations expenses decreased to 9.6% of total revenues for the third quarter of fiscal year 2025 compared to 9.7% for the prior-year period. This is primarily due to our Colombia market, which decreased 10 basis points (0.1%) as a percentage of revenue year over year due to the impact of the devaluation of the Colombian peso on our warehouse club and other operations expenses in Colombia.
Warehouse club and other operations expenses decreased to 9.4% of total revenues for the first nine months ended May 31, 2025 compared to 9.5% for the prior-year period. This was primarily due to our Colombia market, which decreased 10 basis points (0.1%) as a percentage of revenue year over year due to the impact of the devaluation of the Colombian peso on our warehouse club and other operations expenses in Colombia.
General and administrative expenses increased to 3.6% and 3.4% of total revenues for the third quarter and first nine months of fiscal year 2025, respectively, compared to 3.3% and 3.1% of total revenues for the third quarter and first nine months of fiscal year 2024. The increase is primarily due to investments in technology necessary to support future growth of the business.
Operating income increased to $56.2 million (4.3% of total revenue) and $179.8 million (4.6% of total revenue) in the third quarter and first nine months of fiscal year 2025 compared to $49.9 million (4.1% of total revenue) and $171.7 million (4.7% of total revenue) for the third quarter and first nine months of fiscal year 2024, respectively. This reflects the increase in total revenue margin of 30 basis points (0.3%) in the third quarter and an increase of 10 basis points (0.1%) in the first nine months of fiscal year 2025 offset by a decrease of 20 basis points (0.2%) in both periods due to the deleveraging of selling, general and administrative expenses in the third quarter and first nine months of fiscal year 2025 over the comparable prior year periods. The Company is strategically investing in technology to support future growth of the business.
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

	Three Months Ended
	May 31, 2025		May 31, 2024
	Amount	Change	Amount
Interest income	$2,486	$(35)	$2,521

	Nine Months Ended
	May 31, 2025		May 31, 2024
	Amount	Change	Amount
Interest income	$7,441	$(1,171)	$8,612

Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
Net interest income decreased for the three and nine months ended May 31, 2025, primarily due to a decrease in interest rates when compared to the comparable prior-year periods.

Interest Expense

	Three Months Ended
	May 31, 2025		May 31, 2024
	Amount	Change	Amount
Interest expense on loans	$2,233	$(706)	$2,939
Interest expense related to hedging activity	890	187	703
Less: Capitalized interest	(361)	(298)	(63)
Interest expense	$2,762	$(817)	$3,579

	Nine Months Ended
	May 31, 2025		May 31, 2024
	Amount	Change	Amount
Interest expense on loans	$6,917	$(1,785)	$8,702
Interest expense related to hedging activity	2,115	340	1,775
Less: Capitalized interest	(1,037)	(248)	(789)
Interest expense	$7,995	$(1,693)	$9,688

Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
Net interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisitions and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense decreased for the three-and nine-month periods ended May 31, 2025, primarily due to lower long-term debt balances.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	May 31, 2025			May 31, 2024
	Amount	Change	% Change	Amount
Other expense, net	$6,888	$5,006	266.0%	$1,882

	Nine Months Ended
	May 31, 2025			May 31, 2024
	Amount	Change	% Change	Amount
Other expense, net	$19,050	$8,006	72.5%	$11,044
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

Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
For the three and nine months ended May 31, 2025, the primary drivers of Other expense, net were $4.8 million and $13.2 million of transaction costs, respectively, in some of our countries with liquidity issues associated with increased costs of converting the local currencies into available tradable currencies before converting them to U.S. dollars. Additionally, for the nine months ended May 31, 2025, our Colombia and Costa Rica markets contributed $1.8 million and $1.2 million of losses, respectively, due to revaluation of monetary assets and liabilities (primarily U.S. dollars).
Provision for Income Taxes

	Three Months Ended
	May 31, 2025		May 31, 2024
	Amount	Change	Amount
Provision for income taxes	$13,917	$(566)	$14,483
Effective tax rate	28.4%		30.8%

	Nine Months Ended
	May 31, 2025		May 31, 2024
	Amount	Change	Amount
Provision for income taxes	$43,797	$(6,098)	$49,895
Effective tax rate	27.3%		31.3%
Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
For the three months ended May 31, 2025, the effective tax rate was 28.4% compared to 30.8% for the prior-year period. The decrease in the effective tax rate versus the prior year is primarily attributable to the following factors;
•A comparably favorable net tax impact from recurring items of 3.3% primarily resulting from the implementation of certain tax optimization initiatives at the end of fiscal year 2024; and
•A comparably unfavorable net tax impact from non-recurring items of 0.9%, primarily related to foreign currency exchange.
For the nine months ended May 31, 2025, the effective tax rate was 27.3% compared to 31.3% for the prior-year period. The decrease in the effective tax rate versus the prior year as primarily attributable to the following factors;
•A comparably favorable net tax impact from recurring items of 3.7% primarily resulting from a reduction in the rate of increase of valuation allowances with respect to deferred tax assets from foreign tax credits that are no longer deemed recoverable; and
•A comparably favorable net tax impact from non-recurring items of 0.3%, primarily related to foreign currency exchange and changes in valuation allowances.

Other Comprehensive Income

	Three Months Ended
	May 31, 2025			May 31, 2024
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$1,770	$6,561	136.9%	$(4,791)

	Nine Months Ended
	May 31, 2025			May 31, 2024
	Amount	Change	% Change	Amount
Other Comprehensive Income	$5,720	$1,808	46.2%	$3,912
Comparison of Three and Nine Months Ended May 31, 2025 and May 31, 2024
Other comprehensive income for the third quarter of fiscal year 2025 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the third quarter of fiscal year 2025, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Dominican Republic subsidiary, partially offset by the devaluation of the local currency against the U.S. dollar for our Costa Rica and Jamaica subsidiaries. During the first nine months of fiscal year 2025, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica and Colombia subsidiaries, partially offset by the devaluation of the local currency against the U.S. dollar for our Honduras and Jamaica subsidiaries.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2025	August 31, 2024
Amounts held by foreign subsidiaries	$140,938	$121,580
Amounts held domestically	42,181	14,731
Total cash and cash equivalents, including restricted cash	$183,119	$136,311

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2025	August 31, 2024
Amounts held by foreign subsidiaries	$94,408	$100,165
Amounts held domestically	—	—
Total short-term investments	$94,408	$100,165
As of May 31, 2025 and August 31, 2024, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of May 31, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $73.9 million. Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. While we have seen an improvement in availability in Honduras of U.S. dollars during fiscal year 2025, we continue to monitor the situation actively, as the underlying limitations on availability of U.S. dollars persist. As of May 31, 2025, our Honduran subsidiary had approximately $2.0 million of cash and cash equivalents and short-term investments denominated in lempiras. We primarily acquire U.S. dollars through the Honduran Central Bank's auction and our respective allocation, along with sourcing from our banking partners. We have and continue to take additional actions in this respect. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” for our quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2025	May 31, 2024	Change
Net cash provided by operating activities	$179,160	$165,754	$13,406
Net cash used in investing activities	(95,788)	(149,379)	53,591
Net cash used in financing activities	(41,888)	(124,279)	82,391
Effect of exchange rates	5,324	(3,956)	9,280
Net increase (decrease) in cash and cash equivalents	$46,808	$(111,860)	$158,668
Net cash provided by operating activities totaled $179.2 million and $165.8 million for the nine months ended May 31, 2025 and May 31, 2024, respectively. For the nine months ended May 31, 2025, net cash provided by operating activities increased primarily due to an increase in net income without non-cash items which contributed $11.4 million as well as a net positive change in our other various operating assets and liabilities, which contributed $3.7 million to the overall increase. This was partially offset by shifts in working capital resulting from changes in our merchandise inventory and accounts payable positions, which contributed a $1.6 million decrease for the nine months ended May 31, 2025.
Net cash used in investing activities totaled $95.8 million and $149.4 million for the nine months ended May 31, 2025 and May 31, 2024, respectively. The $53.6 million decrease in net cash used in investing activities is primarily due to a $40.3 million decrease in property and equipment expenditures to support growth of our real estate footprint due to timing in our expansion program and a $61.9 million decrease in purchases of short-term investments compared to the same nine-month period a year ago. This was partially offset by a $47.6 million decrease in proceeds from settlements of short-term investments and a $1.0 million decrease in proceeds from disposals of property and equipment.

Net cash used in financing activities totaled $41.9 million and $124.3 million for the nine months ended May 31, 2025 and May 31, 2024, respectively. The $82.4 million decrease in net cash used in financing activities is primarily the result of fewer repurchases of our common stock during the first nine months of fiscal year 2025 as well as the payment of a one-time $1.00 per share special dividend in April 2024, partially offset by an increase in repayments of long-term bank borrowings and a decrease in proceeds from long-term bank borrowings compared to the same period a year ago.
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
Capital Expenditures
Capital expenditures were $101.6 million for the nine months ended May 31, 2025, of which $51.4 million and $50.2 million were for maintenance and growth expenditures, respectively. Capital expenditures for fiscal year 2024 were $168.5 million, of which $72.3 million and $96.2 million were maintenance and growth expenditures, respectively. In January 2024, the Company purchased its previously leased club building and land in Panama City, Panama for $33.0 million. In April 2024, the Company also purchased land located in Cartago, Costa Rica, where we opened our ninth warehouse club in Costa Rica in April 2025. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of May 31, 2025, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Number of common shares acquired	—	—	—	935,663
Average price per common share acquired	$—	$—	$—	$74.13
Total cost of common shares acquired	$—	$—	$—	$69,362
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

Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.8 million and $3.4 million as of May 31, 2025 and August 31, 2024, respectively, in this country.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any significant impairment charges during the third quarter of fiscal year 2025 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2025 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three and nine month period ended May 31, 2025 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three and nine month period ended May 31, 2025 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three and nine month period ended May 31, 2025 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”
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
The U.S. government has implemented significant tariffs measures, including a baseline tariff of 10% on products from all countries and higher rates targeting specific countries such as China, Vietnam, and the European Union. The U.S. and/or countries into which we import merchandise and equipment may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to purchase imported merchandise at reasonable prices. This might result in our having to increase prices to our Members to maintain our target margins or our not being able to obtain sufficient supplies of certain products, either of which could adversely affect our sales and profitability. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), helps us avoid some of the economic risks posed by tariffs, but the use of the FTZ may not mitigate the impact of duties on items we purchase from U.S. vendors that are either imported finished goods or that contain significant amounts of imported inputs. We may also choose to re-route merchandise directly from the country of origin directly to the markets where we have warehouse clubs to bypass the impact of U.S. tariffs. However, if we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
Remittances make up a significant portion of GDP in certain markets, including Guatemala, El Salvador, Nicaragua and Honduras. A remittance is a transfer of money by a foreign worker to an individual in his or her home country. If deportations of these workers from the United States increases, either due to changes in immigration policy, enforcement actions, or legal challenges, it could disrupt their ability to send money back to their families. Additionally, the financial strain of relocation and reintegration into their home countries may further diminish workers' disposable income and their ability to provide financial support. The resulting decline in remittance flows could have a direct negative impact on the economies of several of the Latin American nations where we operate, which rely on remittances as a key source of income and poverty alleviation for millions of families. In May 2025, the U.S. government proposed a tax bill which imposes a 3.5% tax on non-citizens sending money abroad. With no minimum transaction limit, even small transfers may be taxed, meaning that this tax could reduce net remittances received in our markets from the U.S.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2025, the Company repurchased 1,298 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2025. The Company does not currently have a stock repurchase program. However, the Board of Directors could choose to commence a stock repurchase program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.
The following table sets forth information on our common stock repurchase activity for the quarter ended May 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2025 - March 31, 2025	466	$88.82	—	N/A
April 1, 2025 - April 30, 2025	832	100.26	—	N/A
May 1, 2025 - May 31, 2025	—	—	—	N/A
Total	1,298	$96.15	—	N/A
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On May 14, 2025, Michael McCleary, our Executive Vice President and Chief Financial Officer at the time of adoption, adopted a Rule 10b5-1 Trading Plan. Mr. McCleary’s Rule 10b5-1 Trading Plan provides for the sale by The McCleary Family Trust during the period beginning on September 9, 2025 and ending January 31, 2026 of up to a total of 6,322 shares of the Company's common stock plus a number of shares equal to 10,863 shares minus the number of shares ultimately withheld for tax withholding purposes.
During the third quarter of fiscal year 2025, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(6)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1(7)	Employment Agreement effective as of June 1, 2025 between PriceSmart, Inc. and Gualberto Hernandez
10.2(7)	Separation Agreement and Waiver and Release of Claims dated May 8, 2025 between Michael L. McCleary and the Company
10.3*	Amendment to Amended and Restated Employment Agreement between the Company and John Hildebrandt dated May 28, 2025.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(4)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2024.
(5)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2015.
(6)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2022.
(7)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 10, 2025	By:	/s/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	July 10, 2025	By:	/s/ GUALBERTO HERNANDEZ
Gualberto Hernandez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 10, 2025	By:	/s/ MICHAEL L. MCCLEARY
Michael L. McCleary
Executive Vice President, Finance
(Principal Accounting Officer)