Form 10-K
period 2025-08-31
PRICESMART INC
filed 2025-10-30
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to
COMMISSION FILE NUMBER 000-22793
PriceSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0628530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9797 Aero Drive, Suite 100, San Diego, CA	92123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 404-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	PSMT	NASDAQ Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $2,338,529,913 based on the last reported sale price of $89.39 per share on the NASDAQ Global Select Market on February 28, 2025.
As of October 24, 2025, 30,888,771 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 5, 2026 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2025
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
PART I
Item 1. Business
General
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The mission of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and South America at operating standards as good as, or superior to, warehouse club operations in the United States.
As of August 31, 2025, we had 56 warehouse clubs in operation in Central America, the Caribbean and Colombia. In addition, we are continuing to advance our planned expansion into Chile, which we believe is a promising new market for our business model. We believe PriceSmart has become one of the most respected and trusted brands in the countries where we operate and with over two million membership accounts, and almost four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.
PriceSmart sources approximately half of its merchandise from suppliers within Latin America and the Caribbean, with the balance of merchandise sourced throughout the rest of the world. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and consumable and non-consumable products that are often not otherwise available in our markets.
PriceSmart continually focuses on innovation. In recent years, PriceSmart has added optical, audiology, and pharmacy services in many of its locations. Beyond in-club shopping, our Members can shop via our mobile app or online at PriceSmart.com, both of which offer home delivery and curbside pickup via its Click & Go® service. PriceSmart is making significant investments in technology to both improve the digital shopping experience for its Members and to enhance operating efficiencies in its supply chain and the back office.
We seek to be an outstanding place to work and provide safe and pleasant working environments for our over 12,000 employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.

PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. In partnership with Price Philanthropies Foundation, PriceSmart provides school supplies to approximately 140,000 children, and eye exams to thousands of children through the Aprender y Crecer program. In addition, the PriceSmart Foundation makes grants to support youth workforce development and small business growth in PriceSmart markets.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory (1)	Number of Warehouse Clubs in Operation as of August 31, 2024	Number of Warehouse Clubs in Operation as of August 31, 2025	Anticipated Warehouse Club Openings in Fiscal Year 2026	Anticipated Warehouse Club Openings in Fiscal Year 2027
Colombia	10	10	—	—
Costa Rica	8	9	—	—
Panama	7	7	—	—
Guatemala	6	7	—	—
Dominican Republic	5	5	1	—
Trinidad	4	4	—	—
El Salvador	4	4	—	—
Honduras	3	3	—	—
Nicaragua	2	2	—	—
Jamaica	2	2	1	1
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	54	56	2	1
(1)In July 2025, the Company announced its plans to expand into Chile.
Our member-facing warehouse clubs are all located in Latin America and the Caribbean. Our distribution centers, including two regional distribution centers, which are located in the United States (Miami) and Costa Rica, operate in conjunction with our local distribution centers in all of our multi-club markets throughout Latin America and the Caribbean. Our corporate headquarters, U.S. buying operations and support service center offices are located in the United States. Lastly, we have additional support service centers in some of our markets. Our operating segments are the United States, Central America, the Caribbean and Colombia.
In the third quarter of fiscal year 2025, we purchased land for our sixth warehouse club in the Dominican Republic, located in La Romana, approximately 73 miles east from the nearest club in the capital of Santo Domingo. The club will be built on a five-acre property and is anticipated to open in the spring of 2026.
In the first quarter of fiscal year 2026, we purchased land for our third warehouse club in Jamaica, located in Montego Bay, approximately 100 miles west from the nearest club in the capital of Kingston. The club will be built on a five-acre property and is anticipated to open in the summer of 2026.
Additionally, in the first quarter of fiscal year 2026, we executed a land lease for our fourth warehouse club in Jamaica, located on South Camp Road, approximately six miles southeast from the nearest club in the capital of Kingston. The club will be built on a three-acre property and is anticipated to open in the fall of 2026.
Once these three new clubs are open, we will operate 59 warehouse clubs in total.
We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. As part of this initiative, we have appointed a country general manager and entered into an executory agreement for a potential site for a new warehouse club in Chile. We have hired local consultants to help us in this process. However, opening PriceSmart warehouse clubs in Chile remains subject to our finding appropriate sites for warehouse clubs and distribution facilities, the results of our continuing market analyses and the receipt of required governmental permits, among other uncertainties.
We also historically exported products to a retailer in the Philippines, but effective August 31, 2024, our business relationship with that retailer ceased, except for $11.9 million of outstanding merchandise orders fulfilled during fiscal year 2025. We recently began exporting to a retailer in the Bahamas and may export to other countries if opportunities that complement our business model arise.

Merchandising
A fundamental part of our value proposition is making available to our retail and business Members a selection of high-quality merchandise and services sourced within our region and from around the world, at lower prices than our competitors.
We offer merchandise and services in the following categories:
•Consumables, consisting primarily of groceries, cleaning supplies, and health and beauty aids, representing approximately 47% of our net merchandise sales;
•Fresh Foods, including meat, produce, deli, seafood and poultry, representing approximately 31% of our net merchandise sales;
•Hardlines, including electronics, large and small appliances, automotive, hardware, sporting goods, and seasonal products, representing approximately 11% of our net merchandise sales;
•Softlines, including clothing, domestics and home furnishing products, representing approximately 6% of our net merchandise sales;
•Food Service and Bakery, representing approximately 4% of our net merchandise sales; and
•Health Services, including optical, audiology and pharmacy, representing approximately 1% of our net merchandise sales.
Competitive Strengths
Low Operating Costs. Our club format is designed to move merchandise from suppliers to PriceSmart Members at a lower expense ratio than our competitors. We strive to achieve efficiencies in product distribution by minimizing the labor required to stock and display merchandise, limiting non-payroll operating expenses and maintaining low occupancy costs. For example, we offer a limited number of stock keeping units (SKUs) with large pack sizes, which allows us to keep shelves stocked with less labor cost than competitors that offer a greater number of SKUs. More recently, we also have opened distribution centers in all of our multi-club markets to improve efficiency and in-stock rate, reduce lead times on high volume products, and mitigate risks of supply chain disruption. Our focus on lowering operating costs helps us provide better value and lower prices to our Members, which we believe helps generate Member loyalty and renewals, which in turn leads to increased sales.
Membership. Our membership provides a competitive advantage. Membership targets a desirable demographic with strong purchasing power. Data we can access about our Members not only provides better connectivity with our Members, but also enables us to identify and pursue additional opportunities to provide value for our Members. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 49 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. Membership fees were equal to approximately 1.7% of net merchandise sales and 36.8% of operating income in fiscal year 2025. Our Members can sign up for and renew their memberships online, which gives us another valuable digital touch point with them.
We continue to expand our product and services offerings to our Members. One of our primary initiatives is the expansion of our wellness services, which include our optical, pharmacy and audiology departments. As of August 31, 2025, we had 55 optical locations, 22 pharmacies and 30 audiology locations open. We believe that untapped opportunities exist to enhance the value of our membership further in various areas. We continue to explore opportunities to provide our Members with products and services that are particularly attractive to our unique membership base.
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
Worldwide Sourcing. Approximately 49% of our sales come from merchandise sourced in the U.S., Asia and Europe. We believe one of the primary advantages we have compared to most of our local competitors is our buying team, based both in the United States and in our markets, which sources merchandise from suppliers in the U.S. and around the world. Our buyers identify and purchase new and exciting items, including our own “Member’s Selection®” private label products. Many of these products are available only at PriceSmart in the markets in which we operate.

Continuous Improvement. The warehouse club industry has been operating for over 49 years, following the founding of Price Club in 1976. The world of merchandising has evolved during this period, particularly with respect to how technology impacts operational efficiencies and how consumers shop. We are leveraging technology to enhance our buying process to more efficiently source merchandise and procure products in a manner that meets current and ever-evolving member preferences. We operate in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, distribution and logistical challenges and Member preferences that require us to source the correct mix of local and imported merchandise. We believe that our future success is highly dependent on our capacity to continue to adapt and innovate to meet the needs of our current and future Members. We also have improved our inbound and outbound online communication channels, and we are using data analytics to better understand our Members’ evolving preferences.
Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have acquired land for two new warehouse clubs and entered into a land lease for a third new warehouse club. These warehouse clubs will be our sixth warehouse club in the Dominican Republic and our third and fourth warehouse clubs in Jamaica. Once these three new clubs are open, PriceSmart will operate 59 warehouse clubs in total. In addition to continued growth throughout our current markets, we are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. As part of this initiative, we have hired local consultants to assist us, appointed a country general manager, entered into an executory agreement for a potential site for a new warehouse club in Chile and are actively reviewing other potential sites. Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. To support this strategy, we will begin warehouse club and parking lot expansions and remodels in fiscal year 2026 at select clubs. During fiscal year 2024, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We expect to relocate our Miraflores club to this new location in the first half of calendar year 2027. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We anticipate full implementation of these distribution centers in China in the first half of fiscal year 2026. We expect to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital as a result. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in other key markets. In the first quarter of fiscal year 2026, we adapted our distribution center in Panama to handle cold merchandise and began operation of a new dry distribution center in Guatemala. In fiscal year 2026, we plan to open PriceSmart-run distribution centers in Trinidad and Dominican Republic.

II.Increase Membership Value. At PriceSmart, we are dedicated to attracting new Members and fostering long-term loyalty by continually enhancing the value of membership. In addition to providing low prices on merchandise, we seek to provide Members with greater convenience and an expanding range of services. This includes access to PriceSmart.com for online shopping, seamless club pickup and delivery services, and our comprehensive Well-being initiative. Members enjoy optical services with free eye exams, affordably priced eyeglass frames, audiology services with hearing tests, and competitively priced hearing aids. In select markets, pharmacy services further enrich the PriceSmart membership experience. We increased the membership fee by $5 in all but one market during fiscal year 2024 and may consider further adjustments as member benefits and value continue to grow. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and average ticket as part of determining how Members see the value we offer. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. By offering tangible financial rewards, we believe Members can derive maximum value from their membership, particularly when paired with the PriceSmart co-branded credit card which offers an additional cash back incentive for Members with the card. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 17.9% of our total membership base as of August 31, 2025, an increase from 12.3% as of August 31, 2024. Additionally, our private-label products that we sell under the Member’s Selection® brand plays a crucial role in enhancing the membership value proposition. We believe these products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet daily needs, Member’s Selection® products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. In fiscal year 2025, our private label sales represented 28.1% of total merchandise sales, up from 27.6% for fiscal year 2024, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand. By continuously enhancing our benefits and maintaining a strong focus on membership growth, renewal rates, and Member spending, we provide our Members with unmatched value, no matter how, when or where they choose to shop. As PriceSmart continues to grow, we look forward to reinvesting in new benefits and services that enhance the Member experience, creating a mutually beneficial relationship built on trust, value, and innovation.
III.Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities. We’ve continued to tailor our digital experience to try to exceed our Members expectations of how, when and where they want to shop. In fiscal year 2025, our digital channel sales reached $306.7 million, a 21.6% increase year-over-year, representing 6.0% of total net merchandise sales. We’re also modernizing our processes and technology. For example, we made substantial progress in our migration to the RELEX platform in fiscal year 2025, and we expect to complete our implementation in fiscal year 2026. We believe this upgrade enhances employee productivity and is designed to improve inventory management, reduce spoilage and increase in-stock availability, driving both sales and efficiency. In addition, during the first quarter of fiscal 2026, we expect to finalize implementing a new point-of-sale system, Elera, a Toshiba product, in all of our English-speaking markets in the Caribbean, and in fiscal year 2026 we will begin implementation in our Spanish speaking Central American markets. We believe with Elera we can achieve faster checkout times, improve employee productivity and enhance our payment option capabilities. Lastly, during fiscal year 2026, we will begin migrating our mobile application to fully native iOS and Android architectures to enhance speed, reliability, and accessibility for our Members. We believe this will shorten the release cycles and deepen integration with our composable commerce stack. Solidifying our foundation and allowing for faster deployment of new features will help us achieve our mission of delivery of an outstanding shopping experience while leveraging costs down.
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

Historically, our international suppliers and especially our U.S. suppliers have generally shipped their products to our Miami distribution facility, which operates within a Free Trade Zone, where the products are received and assigned to various containers for direct shipment to our locations. Regional and in-country suppliers have shipped directly to our locations. As our location sales volumes have grown, we have routed more products from international, regional and local suppliers to regional and local distribution centers in order to improve in-stocks, reduce inventory weeks of supply, reduce logistics costs and improve working capital.
In addition to our Miami distribution facility, we have a large regional distribution center located in the metropolitan area of San Jose, Costa Rica. This 165,000 square foot facility distributes both dry and refrigerated products primarily to PriceSmart clubs in Costa Rica and also ships some products to other clubs in Central America. In Panama City, Panama we have an approximately 120,000 square foot leased building that serves as a distribution center for our warehouse clubs in Panama. This distribution center operates in a similar way to our distribution center in Costa Rica. In the first quarter of fiscal year 2026, we adapted our distribution center in Panama to handle cold merchandise and began operations of a dry distribution center in Guatemala. In fiscal year 2026, we plan to open PriceSmart operated distribution centers in Trinidad and Dominican Republic. In the majority of our markets, we use distribution centers run by a third party. These distribution centers are part of our strategy to streamline a portion of our logistics network and, together with our plans to implement origin consolidation, we believe we will be able to lower freight costs, reduce transit time, and improve working capital by accelerating our sales conversion cycle. In addition, we are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We anticipate full implementation of our distribution center in China starting in the first quarter of fiscal year 2026.
PriceSmart's Membership Policy
We offer three types of memberships: Diamond, Business and Platinum.
The Diamond Membership is targeted at individuals and families. The annual fee for a Diamond Membership (entitling Members to two cards), in most markets as of August 31, 2025 was approximately $40 (excluding tax).
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
We promote our Business and Business Platinum Memberships by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. In most markets, our Business Members pay an annual membership fee of approximately $40, or approximately $80 for Business Platinum, for a primary and secondary membership card and approximately $10 or $15 for additional add-on membership cards based on membership type. Only businesses can qualify for a Business Membership, which permits up to three additional members.
Members can sign-up and renew their memberships as well as choose auto-renewal online.
We recognize membership income over the 12-month term of the membership. Deferred membership income was $41.7 million and $36.2 million as of August 31, 2025 and August 31, 2024, respectively. Our membership agreements provide that if our Members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60-day period, Members may receive a refund for the prorated share of their remaining membership fee if they so request.
Our Intellectual Property Rights
It is our policy to obtain appropriate intellectual property rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. We also rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with our employees, consultants and suppliers. There can be no assurance, however, that we will be successful in protecting our proprietary rights. While we believe that our trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

Our Competition
Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, shopping convenience and the overall shopping experience we offer. Some of our competitors have greater resources, buying power and name recognition. In the countries in which we operate and in Chile, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America and Grupo Éxito in Colombia and Cencosud in South America. We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format. It is possible that additional warehouse club operators may decide to enter our markets and compete more directly with a similar warehouse club format. We also face competition from online retailers, such as AmazonGlobal and Mercado Libre in South America, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future. Lastly, we face competition from wholesalers selling food and/or general merchandise, which more directly competes with our business-to-business sales.

Human Capital
As of August 31, 2025, we had over 12,000 employees. Approximately 96% of our employees were employed outside of the United States, and about 1,750 employees were represented by labor unions.
Developing a Diverse Workforce Representative of Our Markets
At the heart of our mission is the conviction that our success depends on people, their talent, their diversity, and their ability to thrive. We are committed to attracting, developing, and retaining a workforce that reflects the rich cultural and social fabric of the countries in which we operate. By drawing talent from local communities where we operate, we not only create meaningful opportunities, but also gain deeper insight into each country’s operating environment and legal framework which we believe allows us to serve our Members with even greater relevance and impact.
We are a “People First Company”, and we believe our employees are our greatest strength. We believe we provide our employees with competitive wages paired with comprehensive benefits programs that often include health and life insurance, as well as long-term savings and retirement plans. These offerings strengthen financial security and well-being for our employees and their families.
Our commitment extends beyond our workforce. We believe volunteering opportunities help build camaraderie and promote teamwork. We actively seek opportunities to support local businesses and contribute to the vitality of the communities around us. In doing so, we aim to elevate the quality of life where we operate, ensuring that our presence creates lasting, positive impact—economically, socially, and environmentally. During fiscal year 2025, our teams achieved almost 12,000 hours of volunteering, having surpassed our goal of 8,000 hours. Our volunteer engagements consisted of various programs that reflected a strong focus on education and community support activities such as back-to-school programs, book delivery programs, and cleaning activities such as beach, park, and river clean-ups in our communities. Our teams also invested significant time in working with children and youth programs, vision programs, and food bank support. These various programs highlight a strong alignment with education, environmental care, and community well-being as the primary areas of volunteer impact.
Talent Development and Learning
Our commitment to developing human capital goes beyond formal training programs. We focus on creating career paths that empower employees at all levels to see and achieve long-term growth within PriceSmart. By investing in internal mobility and succession planning, we believe we foster a culture of opportunity and advancement, ensuring continuity and resilience in our leadership pipeline. In fiscal year 2025, we conducted more than 2,100 corporate talent development sessions, including general leadership training. We provided specialized training to over 2,500 employees on developing a “Member-centric mindset,” along with courses on emotional intelligence and overcoming unconscious bias. Additionally, we offer a wide range of courses in technical and language skills, as well as wellness programs, including more than 3,900 meditation sessions through the Calm App, which is provided to our employees at no cost. We also delivered valuable “life tools,” such as workplace suicide prevention, women’s wellbeing and menopause, neurodiversity awareness, self-awareness, and fostering a growth mindset within teams, with over 5,000 total participant engagements throughout the year.
We also recognize that fostering an inclusive and equitable workplace is critical to sustaining innovation and engagement. Our goal is to ensure that every employee has equal access to the resources and opportunities needed to thrive.
Importantly, we believe that employee well-being serves as the foundation for performance. Beyond competitive compensation and benefits, our wellness initiatives encompass physical and mental health resources, financial well-being programs, and family support services, reinforcing our holistic approach to caring for our people. By creating a positive, supportive environment, we believe we enable our teams to bring their full potential to work each day, which ultimately strengthens the value we deliver to our Members.
Through these investments in our people, including training, career growth, wellbeing, and inclusion, we believe we are laying the groundwork for sustained organizational excellence. We believe our human capital strategy not only drives operational efficiency and service quality but also deepens employee engagement and loyalty, positioning PriceSmart for long-term success.

Engaging Our Team through Internal Events – Diversity & Inclusion
Each month, we organize a variety of activities in the countries in which we operate, including celebrating birthdays and work anniversaries, volunteering, recognizing employees, health and wellness events, and recreational activities like Sports Day and 5K runs. We also send company-wide messages to highlight events that honor diversity and cultural heritage and to educate team members about their history and importance.
We also recognize the role of communication and transparency in employee engagement. Regular town halls in every country, leadership forums, and digital communications serve both to celebrate company milestones and to provide forums for employees to voice their ideas and perspectives. These exchanges not only strengthen the sense of community across our geographically dispersed teams but also enable leadership to remain closely connected to employee experiences on the ground.
The activities we facilitate do more than bring employees together. They create platforms for celebrating our diversity, enriching our experiences, and fueling our shared journey toward success. In addition to promoting knowledge sharing, we believe they empower our employees to grow personally and professionally, fostering an inclusive environment where we celebrate unique perspectives and strengthen our organizational culture.
In addition to these engagement activities, in fiscal year 2025, we launched the program “Women@PSMT” to support the advancement of women in their careers. We had eight chapters consisting of different topics, over 100 sessions, and almost 9,000 total participant engagements from November to August. This program plays an important role in raising awareness, promoting inclusive practices, and ensuring that our female employees feel seen, heard, and valued. Through these efforts, we aim to foster a culture of respect and equity, where every individual can bring their authentic self to work and contribute fully to our mission.
We believe that strong engagement is directly linked to performance, innovation, and retention. By creating inclusive opportunities for connection—whether through cultural celebrations, professional development forums, or wellness activities—we believe we foster collaboration and ensure that our employees feel meaningfully connected to both one another and to the company’s long-term vision.
Looking ahead, we will continue to expand these initiatives in line with our broader human capital and environmental and social responsibility strategies. Our goal is to cultivate an organizational culture that celebrates diversity, encourages engagement, supports overall well-being, and ensures every employee has the opportunity to thrive and develop at PriceSmart. In doing so, we believe we not only strengthen our workforce but also enhance the value we provide to our Members and local communities.
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
Other Information
PriceSmart, Inc. was incorporated in the State of Delaware in 1994. Our principal executive offices are located at 9797 Aero Drive, Suite 100, San Diego, California 92123. Our telephone number is (858) 404-8800. Our website home page on the internet is www.pricesmart.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
Throughout this Annual Report, we refer to various trademarks and trade names that we use in our business. Other trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

Available Information
The PriceSmart, Inc. investor relations website or internet address is https://investors.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, the proxy statements for our annual meetings of stockholders and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will make available our annual report on Form 10-K and our annual proxy statement for the 2026 annual meeting of stockholders at the internet address https://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.
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
•political instability, such as civil unrest in Panama during the third quarter of fiscal year 2025 and in Colombia in 2022 and 2021 as well as anti-government protests in Panama and Guatemala in 2023;
•product registration, permitting and regulatory compliance;
•volatility in foreign currency exchange rates;
•limitations on our ability to convert foreign currencies;
•general economic and business conditions;
•pandemics; and
•interruption of our supply chain.
These risks may result in disruption to our sales, banking transactions, operations and merchandise shipments, any of which could have a material adverse effect on our business and results of operations. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from our non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. For more information about foreign currency exchange rate risks and risks associated with the lack of U.S. dollar availability, see "Financial and Accounting Risks – We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars."

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
Negative economic conditions created or exacerbated by inflation and higher interest rates could adversely impact our business in various respects.
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
The U.S. government has implemented significant tariff measures, including a baseline tariff of 10% on products from all countries and higher rates targeting specific countries such as China, Vietnam, and the European Union. The U.S. and/or countries into which we import merchandise and equipment may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to supply merchandise at reasonable prices at our warehouse clubs. This might result in our having to increase prices to our Members to maintain our target margins or our not being able to obtain sufficient supplies of certain products, either of which could adversely affect our sales and profitability. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), helps us avoid some of the economic risks posed by U.S. tariffs, but the use of the FTZ does not fully mitigate the impact of duties on items we purchase from U.S. vendors that are either imported finished goods or that contain significant amounts of imported inputs. We may also choose to re-route merchandise directly from the country of origin directly to the markets where we have warehouse clubs to bypass the impact of U.S. tariffs. However, if we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
Remittances make up a significant portion of GDP in certain markets, including Guatemala, El Salvador, Nicaragua and Honduras. A remittance is a transfer of money by a foreign worker located in the United States to an individual or family in his or her home country. If deportations of foreign workers from the United States increases, either due to changes in immigration policy, enforcement actions, or legal challenges, it could result in fewer remittances. Additionally, the financial strain of relocation and reintegration of these workers in their home countries may further diminish their disposable income and their ability to provide financial support. A decline in remittance flows could have a direct negative impact on the economies of several of the Latin American nations where we operate, which rely on remittances as a key source of income and poverty alleviation for millions of families. Starting in January 2026, the U.S. government will impose a 1% tax on anyone sending money abroad. With no minimum transaction limit, even small transfers may be taxed, meaning that this tax could reduce net remittances received in our markets from the U.S.

Our profitability is vulnerable to cost increases.
Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to help offset inflation as well as currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Although we have seen recent inflationary pressures subsiding, substantial product cost increases and commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.
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
In the countries in which we operate and in Chile, we do not currently face direct competition from membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart Inc. in Central America and Grupo Éxito in Colombia and Cencosud in South America. We have noted that certain retailers are making investments in upgrading their locations or opening new stores which may result in increased competition. Further, it is possible that other warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. Our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.
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
Although online sales are currently a smaller proportion of total sales in our markets for the types of merchandise we offer than in the U.S., online shopping is becoming more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve. While major international online retailers have not established a significant penetration in any of our markets, AmazonGlobal continues to expand its online marketplace and ships into most of our markets, and other regional online retailers, such as MercadoLibre, have continued to increase their presence in our markets. We have a strategic partnership with Rappi in Colombia that allows our Members to use Rappi's platform to place online orders, but we do not have this arrangement with other online retailers. It is possible that Amazon will increase its presence or that other major international retailers, or smaller regional companies will increase their penetration of online shopping. In either case, sales through our online platform or warehouse clubs could be adversely affected.

We are exposed to significant weather events and other natural disaster risks that might not be adequately compensated by insurance, and we are susceptible to the long-term impacts of climate change.
Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes, hurricanes and volcanic activity, which occur periodically in the regions in which our warehouse clubs and other facilities are located. Natural disasters could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more clubs or distribution centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and employees to reach our clubs, extended power outages and spoilage of our fresh and frozen food products, the unavailability of our digital platforms to our customers, disruption in the supply of products or increases in the costs of procuring products. For example, in early fiscal year 2018, operations at our USVI warehouse club were adversely affected by Hurricanes Irma and Maria. The warehouse club was closed for nine days, and after re-opening, the warehouse club operated with limited hours for 16 days due to a government-imposed curfew. Damaged and destroyed roads restricted traffic flow, adversely affecting customer access for some time after the hurricane. Future losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Physical risks include extreme storms that damage or destroy our buildings and inventory or interrupt our business operations and supply chain and temperature changes that increase the heating and cooling costs at clubs and distribution and fulfillment centers. We also may experience changes in energy and commodity prices driven by climate change as well as new regulatory requirements resulting in higher compliance and operational costs, including compliance with newly adopted legislation in California that will require certain companies that do business in California, including PriceSmart, to report annually on their direct Scope 1 and 2 emissions and Scope 3 value chain emissions, and to prepare a report disclosing their climate-related financial risk, as well as measures to reduce and adapt to that risk.
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
Moreover, each country in which we operate has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in our deliveries of products to our warehouse clubs or may affect the type of products we select to import. For example, in May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance and general delays in the customs inspection process. These delays resulted in our being unable to import merchandise into Nicaragua for several weeks in June 2023.

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
Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to provide adequate supplies of merchandise to our warehouse clubs.
We rely on our Miami distribution center, our regional distribution center and several smaller local distribution centers to supply merchandise to our warehouse clubs. Any interruption or failure in the operation of our distribution centers, such as disruptions due to fire, severe weather or other catastrophic events, cyberattacks, network or power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute products to our warehouse clubs. Such interruptions could result in lost sales and a loss of Member loyalty, as well as increased costs from third-party service providers.
In addition, unexpected delays in deliveries from vendors or increases in distribution and transportation costs (including through increased labor or fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. Labor shortages, work stoppages or other disruptions affecting our supply chain also could negatively affect our business.
We are subject to payment-related risks, including risks to the security of payment card information.
We accept payments using an increasing variety of methods, including cash, checks, wire transfers, our co-branded credit cards and a variety of other credit and debit cards. Our operations, like those of most retailers, require the transmission of information associated with cashless payments. As we offer new payment options to our Members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to fee increases by these service providers.
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
As of August 31, 2025, we had 56 warehouse clubs in operation, located in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven each in Panama and Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). We need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, operating controls, inventory, and safety controls and make upgrades from time to time. Moreover, we are required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any failure of our systems or our inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.
We depend on maintaining and expanding our membership base, and any harm to our relationship with our Members could have a material adverse effect on our business, net sales and results of operations.
Membership has been a basic operating characteristic in the warehouse club industry, beginning over 49 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. The extent to which we achieve growth in our membership base and sustain high renewal rates materially influences our profitability. Further, our net sales are directly affected by the number of membership cardholders, the frequency with which our Members shop at our clubs and online and the amount they spend, which means the loyalty and enthusiasm of our Members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our existing Members or our ability to continue to attract new Members could materially adversely affect our net sales, membership fee income and results of operations.
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
Our success depends, in part, on our ability to identify and respond to trends in demographics and changes in consumer preferences for merchandise. It is difficult to consistently and successfully predict the products and services our Members will demand. Failure to timely identify or respond effectively to changing consumer tastes, preferences or spending patterns could adversely affect our relationship with our Members, the demand for our products and our market share. If we are not successful at predicting sales trends and adjusting purchases accordingly, we might have too much or too little inventory of certain products. If we buy too much of a product, we might be required to reduce prices or otherwise liquidate the excess inventory, which could have an adverse effect on margins (net sales less merchandise costs) and operating income. For example, we took significant markdowns in the third quarter of fiscal year 2022 when we had excessive amounts of slow-moving inventory because of changing consumer preferences as Members began to resume buying patterns similar to our pre-pandemic sales mix. If we do not have sufficient quantities of a popular product, we might lose sales and profits we otherwise could have made. As our customers expect a more personalized experience, our ability to collect, use, retain, and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy, data-driven technologies such as artificial intelligence, and data security, as well as customer expectations around data collection, retention, and use.

Future sales growth depends, in part, on our ability to successfully open new warehouse clubs in our existing and new markets.
Sales growth at existing warehouse clubs can be impacted by, among other things, the physical limitations of the warehouse clubs, which restrict the amount of merchandise that can be safely stored and displayed in the warehouse clubs and the number of Members that can be accommodated during business hours. As a result, sales growth will depend, in part, upon our acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, we compete with other retailers and businesses for suitable locations. Additionally, local land use, environmental and other regulations restricting the construction and operation of our warehouse clubs and distribution facilities, as well as local community actions opposed to the location of our warehouse clubs or distribution facilities at specific sites, may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouse clubs and distribution facilities. We have experienced these limitations in Colombia, primarily in Bogotá, and in some of our other existing markets, which has negatively affected our growth rates in those markets. Limitations on the availability of appropriate sites for new warehouse clubs and distribution facilities in the areas targeted by us could have a material adverse effect on the future growth of PriceSmart.
New warehouse club openings may negatively impact our financial results in the short-term due to the effect of opening costs and lower sales and contribution to overall profitability during the initial period following opening. New clubs typically build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature clubs. New clubs may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. In addition, in some cases, we have more than one warehouse club in a single metropolitan area, and we may open new warehouse clubs in certain areas where we already have warehouse clubs. A new warehouse club in an area already served by existing warehouse clubs may draw Members away from existing warehouse clubs and adversely affect comparable store sales performance. We operate in relatively small markets. Given the growth of our sales over the past few years, market saturation could impact the rate of future sales growth.
We intend to open warehouse clubs in new markets in the future, including Chile. The risks associated with entering a new market include potential difficulties in attracting Members due to a lack of familiarity with us and our lack of familiarity with local Member preferences. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. As a result, our new warehouse clubs might not be successful in new markets.
Failure to grow our e-commerce business through the integration of physical and digital retail channels and the investments we are making to develop a robust e-commerce platform could materially adversely affect our market position, net sales and/or financial performance.
The retail business is quickly evolving, and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing, and the pace of this increase could accelerate. As demonstrated by our launch of our PriceSmart.com and our mobile app and the upgrade of our point-of-sale system, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. Operating an e-commerce platform and fulfillment of online orders is a complex undertaking, and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If we do not maintain a successful and relevant omni-channel experience for our Members, our ability to compete and our results of operations could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs, materially affecting the financial performance of the physical retail side of our operations. In addition, our investments in e-commerce and technology initiatives will adversely impact our short-term financial performance, and our failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.

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
If our merchandise, such as food and prepared food products for human consumption, medication, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety standards or our Members’ expectations regarding safety, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items exposes us to the risk of product liability claims, a product recall and adverse publicity. The sale of these items involves the risk of illness or injury to our Members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. In particular, we may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. We package and market fresh produce products within our markets, so we may be exposed to additional risk of product liability and adverse publicity if those fresh food products are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at our packaging service centers.
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

We rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems, or disruptions to them, could harm our business and adversely affect our results of operations.
Given the high volume of individual transactions we process each year, we seek to maintain the uninterrupted operation of our business-critical computer systems. Our computer systems, including back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. Our information systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. If our computer systems and backup systems are damaged or fail to function properly, we may have to make significant investments to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business or results of operations.
We depend on third-party service providers to support transaction and payment processing, data security and other technology services. Any interruption in the operations of these service providers could, in turn, have a material adverse effect on us. For example, in 2022, a third-party provider supporting our point-of-sale system became insolvent, requiring us to quickly develop and implement short-term workarounds and delaying our migration to a cloud-based system integrating in-store and online functionality.
From time to time, we make technology investments to improve or replace key information processes and systems that support our business. The risk of system disruption increases when changes are made to these processes and systems. Targeting the wrong opportunities, failing to make the right investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not deliver the anticipated benefits, or they may provide them on a delayed schedule or at a higher cost. For example, we are in the midst of migrating to the Toshiba Elera™ point-of-sale system and if we cannot successfully implement this product, or experience significant delays, it may jeopardize our operations or result in additional costs.
Not updating our systems on a timely basis could leave us at a disadvantage relative to our competitors. We will be at a competitive disadvantage if, over time, our competitors are more effective than we are in utilizing and integrating rapidly evolving technologies, including artificial intelligence and machine learning. Our current ERP (Enterprise Resource Planning) system is no longer supported by its developer, which could increase the risk of a disruption. In addition, newer versions of some of our other internal systems offered by the vendors, offer greater functionality and reliability that we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, and we are in the process of migrating these systems to more industry-standard technologies. Several years ago, we began evaluating options to replace our ERP system. However, we intentionally deferred this project as originally contemplated in order to more thoroughly assess our overall IT landscape. We decided that the risk, cost, and implementation cycle time of a holistic ERP system was not a sound strategy. We instead turned our focus to a coordinated program of upgrading packaged applications and replacing in-house applications with packaged applications designed to improve our capabilities with less risk, and in less time. We are continuing to work on the implementation of a packaged forecast and replenishment system (RELEX) for buying and upgrades to our packaged WMS (Warehouse Management System), TMS (Transportation Management System) and GTM (Global Trade Management) for logistics. We believe these upgrades plus several other projects, such as our point-of-sale system replacement and e-commerce/mobile application upgrade, will modernize our key revenue-generating systems and reduce the risk of disruption. However, if we are not successful with this strategy, we might be required to operate with obsolete technology and face the risk of system disruption, putting us at a disadvantage relative to our competitors.
We have also begun implementing modern package Human Capital Management systems for time & attendance (UKG), core HR functions (Workday), and payroll to replace older applications that rely primarily on internal support. These initiatives might not deliver the anticipated benefits, may do so on a delayed schedule or at a higher cost, or may disrupt our business.

Any failure by us to maintain the security of the information we hold relating to our Company, Members, employees, and vendors, could damage our reputation with them, disrupt our operations, cause us to incur substantial additional costs, expose us to litigation, and materially affect our operating results.
We receive, retain, and transmit personal information about our Members and employees, and we entrust that information to third-party business associates, including cloud service-providers that perform activities for us. In addition, we and our third-party service providers store and maintain health-related personal information, pharmacy, and medical records in connection with our health and wellness and pharmacy businesses. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions and our online operations depend on the secure transmission of confidential information over public networks, including information used for cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems. The use of remote work infrastructure has also increased cybersecurity risk, as remote work continues even post-COVID-19. Additionally, the rapid evolution of artificial intelligence and the integration of machine learning technologies into our internal systems may intensify our cybersecurity risks and create new risks to our business, operations, and financial condition.
The use of data by our business and our business associates is regulated in all our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in increased costs due to, among other things, system changes and the development of new processes. If we or those with whom we share information fail to comply with these laws and regulations, we could face legal risk as a result of non-compliance.
We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third-party service providers' information systems. Error or malfeasance by our employees or consultants, faulty password management, or other irregularities may result in the defeat of our or our third-party service providers' security measures and a breach of our or our third-party service providers` information systems (whether digital or otherwise). As a result, one or more hackers, cyber terrorists or others might obtain the personal information of Members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Our logging capabilities, or those of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. We, or one of our third-party service providers may also be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations. In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid.
Any breach of our security measures or those of our third-party service providers and loss of our confidential information, or any failure by us to comply with applicable privacy and information security laws and regulations, could cause us to incur significant costs to protect any Members and/or employees whose personal data was compromised to restore Member and employee confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.
In addition, such events could have a material adverse effect on our reputation with our Members, employees, vendors and stockholders, as well as our results of operations, financial condition and liquidity; could result in the release to the public of confidential information about our operations and financial condition and performance; and could result in litigation against us or the imposition of penalties or liabilities. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to further upgrade the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information, resulting in a disruption of our operations.
We regularly reassess these risks in response to the evolving cybersecurity landscape, and any significant changes are promptly communicated to executive management and our Board or Audit Committee. There are no assurances that our cybersecurity risk management program, policies, controls, or procedures will be fully implemented, complied with, or effectively protect our systems and information. We have not identified, and are not aware of, any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite our security measures, there can be no assurance that we, or third parties with whom we interact, will not experience a cybersecurity incident in the future that materially affects us.

Our use of artificial intelligence in our business or more rapid adoption of artificial intelligence by our competitors could result in harm to our brand and adversely affect our results of operations.
Some of our computer systems currently, and might in the future, incorporate artificial intelligence (“AI”) solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the operations of our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. For example, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or Members. Additionally, any investments we make in AI technologies might not actually make us more efficient. Our competitors or other third parties may incorporate AI into their businesses more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. The technologies underlying AI are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.
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
Our success depends, to a significant degree, on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel. If we were to lose the services of a key member of our management team or a significant number of key team members within a short period of time or if we fail to execute management transitions when members of the Company’s senior leadership retire or otherwise leave the Company, this could have a material adverse effect on our business, financial condition and results of operations. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. We must attract, develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately attract, develop and retain highly qualified employees in the future.
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
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in tax laws, regulations, and administrative practices and principles, including changes to the global tax framework, in various jurisdictions and any changes we make to our intercompany transaction structure. In recent years, multiple domestic and international tax proposals were proposed to impose greater tax burdens on large multinational enterprises. For example, the Organisation for Economic Co-operation and Development continues to advance proposals or guidance in international taxation, including the establishment of a global minimum tax.
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
A few of our stockholders own approximately 14.8% of our voting stock as of August 31, 2025, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.
Robert E. Price, the Company’s Chairman of the Board and Interim Chief Executive Officer, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 14.8% of our outstanding shares of common stock. Of this amount, approximately 70.5% (i.e., 10.4% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.
Financial and Accounting Risks
We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.
As of August 31, 2025, we had a total of 56 warehouse clubs operating in 12 foreign countries and one U.S. territory, 44 of which operate under currencies other than the U.S. dollar. For fiscal year 2025, approximately 80.1% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.
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
In addition, devaluing foreign local currencies compared to the U.S. dollar could negatively impact the purchasing power of our Members for imported merchandise in those countries. Merchandise imported into our markets is generally purchased by the Company in U.S. dollars and priced and sold in the local currency of that country. If the local currency devalues against the U.S. dollar, we may elect to increase prices in the local currency to maintain our target margins, making the products more expensive for our Members. We may also decide to reduce or modify the flow of merchandise into those markets. Depending on the severity of the devaluation and corresponding price increase (as experienced in Colombia in fiscal year 2023), the demand for, sales of, and profitability of those products could be negatively impacted.
For example, the Colombian peso exchange rate with the U.S. dollar devalued approximately 15% on average throughout fiscal year 2023 compared to fiscal year 2022, reducing the U.S. dollar value of our sales and negatively affecting overall demand for our merchandise in Colombia during that year. In order to mitigate the significant price increase to our Members that would be required to maintain our target margins, we absorbed some of the increase in the costs of goods resulting from the devaluation and took pricing actions on certain product categories, which reduced our Total gross margin during that period until the exchange rate normalized and we were able to return to a more normalized profit margin. However, if the Colombia peso were to weaken again and we were to again absorb the costs of the devaluation or take pricing actions to lower the cost to our Members to mitigate a decrease in demand, consolidated Total gross margins could be negatively impacted.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, we may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of August 31, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $59.7 million, a decrease of $40.8 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency. While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025 and the Central bank still has strict controls there on the availability of U.S. dollars.
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
For example, because of Accounting Standards Update ASU 2016-02 – Leases (Topic 842), which the Company adopted September 1, 2019, the Company is required to recognize a “Right-of-Use” (ROU) asset and lease liability for each of the Company’s long-term leases. Accounting Standard Codification (ASC) 842 requires that the ROU asset be designated as a non-monetary asset and the lease liability as a monetary liability. Therefore, when accounting for a lease that is denominated in a foreign currency, if remeasurement into the lessee’s functional currency is required, the lease liability is remeasured using the current exchange rate. We have leases in several of our subsidiaries in which the lease payments are denominated in a foreign currency that is not the functional currency of that entity. Therefore, we are subject to additional volatility in foreign currency exchange rates as a result of this accounting standard update. The monetary lease liability subject to revaluation as of August 31, 2025 was $52.7 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2025, the impact to the consolidated statements of income of revaluing this liability was immaterial.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
PriceSmart has developed, implemented, and maintained a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical technology systems, data, and information. We have implemented processes and protocols designed to monitor, identify, mitigate, and prevent material risks associated with cybersecurity threats and incidents relevant to internal networks, business applications, customer-facing applications, customer payment systems, and business operations. Cybersecurity represents an important component of our overall cross-functional approach to risk management. Our cybersecurity practices are integrated into the Company's enterprise risk management ("ERM") approach, and cybersecurity risks are among the core enterprise risks identified for oversight by the Board through our annual ERM assessment.
Our cybersecurity risk management program utilizes information and guidance derived from industry-recognized frameworks, including the International Organization for Standardization (ISO) 27001 Framework and the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 (CSF), specifically the NIST 800-53 and NIST 811-171 publications. While we have based our cybersecurity risk management program on these frameworks, we have not obtained these specific certifications to date. Our cybersecurity risk management program is overseen by our Chief Information Officer ("CIO"), our First Vice President Information Security ("FVPIS") and our Senior Vice President Information Technology Shared Services (“SVPITSS”) and reviewed annually.
Our cybersecurity risk management program includes but is not limited to the following:
•risk assessments performed both internally and by external vendors to assist in the identification of material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise Information Technology (IT) environment;
•contracting with and use of third-party service providers, where deemed necessary, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training for our employees;
•adoption of a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a risk management process for selecting and working with key service providers, suppliers, and vendors that utilizes our internal assessment of their criticality to our operations and their respective risk profiles.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management's implementation of our cybersecurity risk management program. The Audit Committee receives quarterly reports from our CIO, FVPIS, and/or our SVPITSS regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The CIO, FVPIS, and SVPSS report quarterly to the Audit Committee and Board regarding cybersecurity risks and the status of our cyber risk management program. Our CIO, FVPIS, and/or our SVPITSS also periodically make presentations to Board members on cybersecurity topics as part of the Board's continuing education on topics that impact our company.
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
Our CIO, FVPIS, and SVPITSS collectively have over eight decades of IT and cybersecurity experience, including five decades in senior-level leadership roles. Our FVPIS spent over three decades in federal law enforcement working in cyber related roles.

Item 2. Properties
At August 31, 2025, PriceSmart operated 56 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
COLOMBIA SEGMENT
Colombia	9	1
CENTRAL AMERICA SEGMENT
Costa Rica	9	—
El Salvador	4	—
Guatemala	3	4
Honduras	2	1
Nicaragua	2	—
Panama	6	1
CARIBBEAN SEGMENT
Aruba	—	1
Barbados	1	—
Dominican Republic(1)	5	—
Jamaica(2)	2	—
Trinidad	3	1
USVI	—	1
Total	46	10
(1)The Company purchased land located in La Romana, Dominican Republic, where we plan to open our sixth warehouse club in Dominican Republic in the spring of 2026.
(2)The Company purchased land located in Montego Bay, Jamaica, and leased land located on South Camp Road, Jamaica, where we plan to open our third and fourth warehouse clubs in Jamaica in the summer and fall of 2026, respectively.
Although we have entered into real estate leases in the past and will likely do so in the future, our current preference is to own rather than lease real estate. We lease land and, in some cases, land and buildings when appropriate sites within market areas are not available to purchase. The terms on these leases for our warehouse clubs generally run for 20 to 30 years and contain options to renew from 5 to 20 years. We actively seek to secure lease extensions or find suitable replacement properties before our leases expire. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future; however, each lease renewal is subject to its own facts and circumstances, so we cannot be sure that we will be able to renew each lease on economically favorable terms. For instance, we've recently entered into a lease agreement to relocate our Miraflores, Guatemala club, for which the current lease was due to expire on December 31, 2025, to a new location adjacent to the current club location. We expect to relocate our Miraflores club to this new location in the second half of calendar year 2026. We expect minimal impact to the continuity of our operations for this club. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies” for additional details on our Miraflores club relocation.
As of August 31, 2025, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2,732,467 square feet, of which 441,461 square feet were on leased property.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 24, 2025, there were approximately 354 holders of record of the common stock. This number does not include beneficial owners whose shares were held in street name.

	Dates		Stock Price
	From	To	High	Low
2025 FISCAL QUARTERS
First Quarter	9/1/2024	11/30/2024	$94.82	$82.00
Second Quarter	12/1/2024	2/28/2025	99.23	81.66
Third Quarter	3/1/2025	5/31/2025	108.54	81.25
Fourth Quarter	6/1/2025	8/31/2025	114.01	99.98

2024 FISCAL QUARTERS
First Quarter	9/1/2023	11/30/2023	$81.41	$61.82
Second Quarter	12/1/2023	2/29/2024	84.93	67.48
Third Quarter	3/1/2024	5/31/2024	87.99	77.86
Fourth Quarter	6/1/2024	8/31/2024	92.76	77.51
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
Dividends

Declared	Amount	First Payment			Second Payment
		Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
On February 6, 2025, the Company's Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share paid on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.

Repurchase of Equity Securities
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds an amount of the repurchase payment to cover employees’ tax withholding obligations.
The following table sets forth information on our common stock repurchase activity for fiscal year 2025 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2024 - September 30, 2024	—	$—	—	N/A
October 1, 2024 - October 31, 2024	35,893	91.70	—	N/A
November 1, 2024 - November 30, 2024	—	—	—	N/A
December 1, 2024 - December 31, 2024	—	—	—	N/A
January 1, 2025 - January 31, 2025	27,198	90.45	—	N/A
February 1, 2025 - February 28, 2025	—	—	—	N/A
March 1, 2025 - March 31, 2025	466	88.82	—	N/A
April 1, 2025 - April 30, 2025	832	100.26	—	N/A
May 1, 2025 - May 31, 2025	—	—	—	N/A
June 1, 2025 - June 30, 2025	—	—	—	N/A
July 1, 2025 - July 31, 2025	561	106.25	—	N/A
August 1, 2025 - August 31, 2025	7,334	108.06	—	N/A
Total	72,284	$93.08	—	N/A
Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
PriceSmart, headquartered in San Diego, California, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high quality merchandise and services at low prices to our Members. We operate 56 warehouse clubs in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven each in Panama and Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). Additionally, the Company plans to open one new warehouse club in La Romana, Dominican Republic in the spring of 2026, and one warehouse club in Montego Bay and one on South Camp Road, Jamaica in the summer and fall of 2026, respectively. Once these three new clubs are open, we will operate 59 warehouse clubs in total. Additionally, we are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. Our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our operating segments are the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.
Mission
PriceSmart's mission is to provide all Members an outstanding shopping experience with high quality, exciting merchandise and services at the lowest possible prices.
Purpose
PriceSmart's purpose is to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are increasing our tools to drive sales and operational efficiencies. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, while simultaneously enhancing Member experience and engagement.

Factors Affecting the Business
Overall economic trends, foreign currency exchange volatility, and other factors impacting the business
Our sales and profits vary from market to market depending on general economic factors, including GDP growth; consumer preferences; foreign currency exchange rates; political and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, remittances from foreign workers located in the United States to individuals or family members in their home countries, and foreign direct investments. Uncertain economic conditions and slowdown in global economic growth and investment may impact the economies in our markets, causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar.
Inflationary pressures could significantly impact product costs, and commodity price increases have and could again impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. For example, the COVID-19 pandemic resulted, directly or indirectly, in market and supply-chain disruptions, which increased the complexity of managing our inventory flow and business and resulted in substantial inventory markdowns on certain non-food product categories in the third quarter of fiscal year 2022. In addition, shipping and freight rates increased dramatically during that time. Similar challenges could reoccur in the future. While supply chains and transportation rates have normalized, we continue to work to hold down and/or mitigate price increases passed on to our Members while maintaining the right inventory mix to grow sales. One key factor has been our expanded network of distribution centers, which has facilitated alternative shipping routes, increased merchandise throughput, and provided flexibility to mitigate our supply chain challenges and risks more effectively.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. For fiscal year 2025, some markets, especially Costa Rica, benefited from currency appreciation, which helped offset currency devaluations we experienced in some of the other countries. During fiscal year 2025, approximately 80.1% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 49.0% consisted of sales of products we purchased in U.S. dollars.
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

At times we face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation had occurred frequently prior to May 2023, we generally were able to plan around these import blockages and resume imports within a matter of days. However, this last delay in obtaining importation clearance resulted in our being unable to import merchandise into Nicaragua for several weeks in June 2023. While our tax clearances and imports have returned to a normal cadence, we could see delays of imports into Nicaragua again as well as in other jurisdictions in which we operate.
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
Current uncertainties about tariffs may have an adverse effect on our Company. The U.S. government has implemented significant tariff measures, including a baseline tariff of 10% on products from all countries and higher rates targeting specific countries. For additional information, see "Item 1A — Risk Factors — We are vulnerable to changes in the political and economic conditions such as tariffs and/or international trade wars and disruptions to remittances."
In July 2025, the United States enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses. Key business-related provisions include the continuation of the 21% federal corporate income tax rate, enhancements to bonus depreciation and expensing rules, and modifications to certain international provisions, including Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income deductions. The OBBBA also includes other targeted measures, including a 1% excise tax on foreign remittances.
We have reviewed the OBBBA and continue to monitor and model its potential impact on our operations and effective tax rate. Based on our current analysis of the Company's operating profile, we do not expect material effects on our 2026 fiscal year results or to our results going forward, considering our existing tax profile. Most provisions that represent substantive changes to existing law, including adjustments to international tax regimes and certain deduction limitations, are scheduled to take effect during our fiscal year 2027.
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

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of August 31, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $59.7 million, a decrease of $40.8 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency. In July 2025, the Company entered into financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for additional information.
While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025 and the Central bank still has strict controls there on the availability of U.S. dollars.
Financial highlights for the fourth quarter of fiscal year 2025 included:
•Total revenues increased 8.6% over the comparable prior year period.
•Net merchandise sales increased 9.2% over the comparable prior year period. We ended the quarter with 56 warehouse clubs compared to 54 warehouse clubs at the end of the fourth quarter of fiscal year 2024. Net merchandise sales - constant currency increased 9.1% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for greater than 13 ½ calendar months) and comparable net merchandise sales - constant currency for the 13 weeks ended August 31, 2025 increased 7.5%.
•Membership income for the fourth quarter of fiscal year 2025 increased 14.9% to $22.6 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 9.0% over the prior year period, and merchandise gross profits as a percent of net merchandise sales remained unchanged at 15.7% from the same period in the prior year.
•Selling, general and administrative expenses increased $16.5 million or 10.1% compared to the fourth quarter of fiscal year 2024, primarily due to investments in technology, such as the RELEX and Elera projects.
•Operating income for the fourth quarter of fiscal year 2025 was $52.8 million, an increase of 7.2%, or $3.6 million, compared to the fourth quarter of fiscal year 2024.
•We recorded a $6.4 million net loss in total other expense, net in the fourth quarter of fiscal year 2025 compared to a $7.4 million net loss in total other expense, net in the same period last year due to a decrease in other expense, net of $1.0 million primarily driven by a decrease in foreign currency conversion transaction costs.
•Our effective tax rate increased in the fourth quarter of fiscal year 2025 to 32.0% from 30.4% in the fourth quarter of fiscal year 2024 primarily due to the impact of foreign exchange transactions and reduced intercompany charges during the quarter.
•Net income for the fourth quarter of fiscal year 2025 was $31.5 million, or $1.02 per diluted share, compared to $29.1 million, or $0.94 per diluted share, for the fourth quarter of fiscal year 2024.
•Adjusted EBITDA for the fourth quarter of fiscal year 2025 was $75.5 million compared to $70.7 million in the same period last year.

Financial highlights for fiscal year 2025 included:
•Total revenues increased 7.2% over the prior year.
•Net merchandise sales increased 7.7% over the prior year. We ended the year with 56 warehouse clubs compared to 54 warehouse clubs at the end of fiscal year 2024. Net merchandise sales - constant currency increased 8.5% over the prior year.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 52 weeks ended August 31, 2025 increased 6.7%. Comparable net merchandise sales - constant currency for the 52 weeks ended August 31, 2025 increased 7.5%.
•Membership income increased 13.7% to $85.6 million.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 7.4% over the prior year, and merchandise gross profits as a percent of net merchandise sales decreased to 15.7% from 15.8% compared to the prior year.
•Selling, general and administrative expenses increased $55.9 million, or 8.9%, in fiscal year 2025 compared to fiscal year 2024, primarily due to investments in technology, such as the RELEX and Elera projects.
•Operating income was $232.5 million in fiscal year 2025, an increase of 5.2%, or $11.6 million, compared to fiscal year 2024.
•We recorded a $26.0 million net loss in total other expense, net in fiscal year 2025 compared to a $19.5 million net loss in total other expense, net in the prior year due to an increase in unrealized losses in value of U.S. dollar-denominated monetary assets and liabilities in several of our markets.
•The effective tax rate for fiscal year 2025 was 28.4% as compared to the effective tax rate for fiscal year 2024 of 31.1%. The decrease is primarily related to the implementation of certain tax optimization initiatives at the beginning of fiscal year 2025.
•Net income for fiscal year 2025 was $147.9 million, or $4.82 per diluted share, compared to $138.9 million, or $4.57 per diluted share, for fiscal year 2024.
•Adjusted EBITDA for fiscal year 2025 was $320.7 million compared to $303.6 million in the prior year.
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

Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and; other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Years Ended
(Amounts in thousands)	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Net income as reported	$31,541	$29,068	$147,887	$138,875
Adjustments:
Interest expense	3,520	3,271	11,515	12,959
Provision for income taxes	14,820	12,723	58,617	62,618
Depreciation and amortization	22,775	21,497	88,161	82,611
Interest income	(2,698)	(2,437)	(10,139)	(11,049)
Other expense, net (1)	5,586	6,563	24,636	17,607
Adjusted EBITDA	$75,544	$70,685	$320,677	$303,621
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and twelve months ended August 31, 2025 and August 31, 2024.
Net Merchandise Sales - Constant Currency
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. We believe that constant currency is a useful measure, indicating the actual growth of our operations. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchange rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Similarly, when we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales – constant currency results exclude the effects of foreign currency translation. Refer to “Management’s Discussion & Analysis – Net Merchandise Sales” and Refer to “Management’s Discussion & Analysis – Comparable Net Merchandise Sales” for our quantitative analysis and discussion. Reconciliations between net merchandise sales - constant currency and comparable net merchandise sales - constant currency and the most directly comparable GAAP measures are included where applicable.
Comparison of Fiscal Year 2025 to 2024
The following discussion and analysis compares the results of operations for the fiscal years ended August 31, 2025 and 2024 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2024 and 2023, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed with the SEC on October 30, 2024. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales
The following tables indicate the net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2025 and 2024:

	Years Ended
	August 31, 2025				August 31, 2024
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$3,127,113	60.7%	$218,670	7.5%	$2,908,443	60.8%
Caribbean	1,418,914	27.6	87,557	6.6	1,331,357	27.8
Colombia	605,093	11.7	61,774	11.4	543,319	11.4
Net merchandise sales	$5,151,120	100.0%	$368,001	7.7%	$4,783,119	100.0%
Overall, net merchandise sales grew by 7.7% for fiscal year 2025 compared to fiscal year 2024, driven by a 5.9% increase in transactions and a 1.7% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com transactions involving home delivery or curbside pickup via the Company`s Click & Go® service. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 56 clubs in operation as of August 31, 2025 compared to 54 clubs as of August 31, 2024.
Net merchandise sales in our Central America segment increased 7.5% during fiscal year 2025. This increase had a 460 basis point (4.6%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the twelve-month period ended August 31, 2025. We opened our ninth warehouse club in Costa Rica in April 2025 and our seventh warehouse club in Guatemala in August 2025.
Net merchandise sales in our Caribbean segment increased 6.6% during fiscal year 2025. This increase had a 180 basis point (1.8%) positive impact on total net merchandise sales growth. All of our markets in this segment had positive net merchandise sales growth.
Net merchandise sales in our Colombia segment increased 11.4% during fiscal year 2025. This increase had a 130 basis point (1.3%) positive impact on total net merchandise sales growth.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage impact of foreign currency exchange rate fluctuations on net merchandise sales growth. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchange rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Year Ended August 31, 2025
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$3,127,113	$3,105,756	$21,357	7.5%	6.8%	0.7%
Caribbean	1,418,914	1,443,455	(24,541)	6.6	8.4	(1.8)
Colombia	605,093	638,697	(33,604)	11.4	17.6	(6.2)
Consolidated total	$5,151,120	$5,187,908	$(36,788)	7.7%	8.5%	(0.8)%
Overall, the effects of currency fluctuations within our markets had an approximately $36.8 million, or 80 basis point (0.8%), negative impact on net merchandise sales for the twelve-months ended August 31, 2025.

Currency fluctuations had a $21.4 million, or 70 basis point (0.7%), positive impact on net merchandise sales in our Central America segment for the twelve months ended August 31, 2025. These currency fluctuations contributed approximately 40 basis points (0.4%) of positive impact on total net merchandise sales for fiscal year 2025. The Costa Rican colón appreciated against the dollar when compared to the prior year and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $24.5 million, or 180 basis point (1.8%), negative impact on net merchandise sales in our Caribbean segment for the twelve months ended August 31, 2025. These currency fluctuations contributed approximately 50 basis points (0.5%) of negative impact on total net merchandise sales growth for the current fiscal year period. This negative impact was primarily driven by the devaluation of the Dominican Peso as compared to the prior year.
Currency fluctuations had a $33.6 million, or 620 basis point (6.2%), negative impact on net merchandise sales in our Colombia segment for the twelve months ended August 31, 2025. These currency fluctuations contributed approximately 70 basis points (0.7%) of negative impact on total net merchandise sales for the current fiscal year period.
Net Merchandise Sales by Category
The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2025 and 2024:

	Years Ended August 31,
	2025	2024
Foods & Sundries	47%	49%
Fresh Foods	31	30
Hardlines	11	11
Softlines	6	5
Food Service and Bakery	4	4
Health Services	1	1
Net Merchandise Sales	100%	100%
The mix of sales by major category remained mostly steady year-over-year. Net sales of Foods & Sundries increased approximately 5% between fiscal year 2025 and 2024 but decreased by 2% as a percentage of net merchandise sales. Net sales of Fresh Foods increased approximately 12% between fiscal year 2025 and 2024 and increased by 1% as a percentage of net merchandise sales. Shifts in consumer preferences contributed to the changes in category mix.
Comparable Net Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our clubs opened during fiscal year 2025 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 54 warehouse clubs for the 52-week period ended August 31, 2025.

The following table indicates the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the 52-week periods ended August 31, 2025 and September 1, 2024 compared to the prior year:

	Fifty-Two Weeks Ended
	August 31, 2025	September 1, 2024
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.6%	7.7%
Caribbean	7.2	6.0
Colombia	11.8	12.9
Consolidated comparable net merchandise sales	6.7%	7.7%
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 52-week period ended August 31, 2025 increased 6.7%.
Comparable net merchandise sales in our Central America segment increased 5.6% for the 52-week period ended August 31, 2025. All of our markets in Central America had positive comparable net merchandise sales growth. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 340 basis points (3.4%) of positive impact in total comparable merchandise sales.
Comparable net merchandise sales in our Caribbean segment increased 7.2% for the 52-week period ended August 31, 2025. This increase contributed approximately 200 basis points (2.0%) of positive impact on total comparable net merchandise sales. Our Jamaica market continued its strong performance in the 52-week period, with 13.1% comparable net merchandise sales growth.
Comparable net merchandise sales in our Colombia segment increased 11.8% for the 52-week period ended August 31, 2025. This increase contributed approximately 130 basis points (1.3%) of positive impact to the increase in total comparable net merchandise sales.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the 52-week period ended August 31, 2025:

	Fifty-Two Weeks Ended August 31, 2025
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.6%	4.9%	0.7%
Caribbean	7.2	9.0	(1.8)
Colombia	11.8	18.0	(6.2)
Consolidated comparable net merchandise sales	6.7%	7.5%	(0.8)%
Overall, the mix of currency fluctuations within our markets had 80 basis points (0.8%) of negative impact on comparable net merchandise sales for the 52-week period ended August 31, 2025.
Currency fluctuations within our Central America segment accounted for approximately 40 basis points (0.4%) of positive impact on total comparable merchandise sales for the 52-week period ended August 31, 2025. Our Costa Rica market was the main contributor as the market experienced currency appreciation when compared to the same period last year.

Currency fluctuations within our Caribbean segment accounted for approximately 50 basis points (0.5%) of negative impact on total comparable merchandise sales for the 52-week period ended August 31, 2025. Our Dominican Republic and Jamaica markets experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 70 basis points (0.7%) of negative impact on total comparable net merchandise sales for the 52-week period ended August 31, 2025.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31, 2025					August 31, 2024
	Amount	% of Total Operating Income	Increase from prior year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$49,749		$6,315	14.5%	1.6%	$43,434
Membership income - Caribbean	22,892		3,214	16.3	1.6	19,678
Membership income - Colombia	12,932		804	6.6	2.1	12,128
Membership income - Total	$85,573	36.8%	$10,333	13.7%	1.7%	$75,240	34.1%

Number of accounts - Central America	1,122,062		62,983	5.9%		1,059,079
Number of accounts - Caribbean	506,125		23,211	4.8		482,914
Number of accounts - Colombia	381,897		30,730	8.8		351,167
Number of accounts - Total	2,010,084		116,924	6.2%		1,893,160
The number of Member accounts at the end of fiscal year 2025 was 6.2% higher than the prior year. Membership income increased 13.7% compared to the prior year.
Membership income, which is recognized ratably over the 12-month term of the membership, increased in all of our segments in the twelve months ended August 31, 2025. The consolidated increase in membership income is primarily due to the $5 increase to our membership fee which we implemented on a staggered basis in most countries during fiscal year 2024 and an increase in the platinum membership base since the prior year. In our Central America segment, membership income increased compared to fiscal year 2024, primarily attributable to the $5 increase and the opening of two new clubs. In our Colombia segment, membership income rose compared to fiscal year 2024 due to an increase in membership accounts. Similarly, in our Caribbean segment, membership income rose compared to fiscal year 2024, primarily attributable to the $5 increase to our membership fee. Additionally, all of our segments have increased their membership base since August 31, 2024.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 17.9% of our total membership base as of August 31, 2025, an increase from 12.3% as of August 31, 2024. Platinum Members tend to have higher renewal rates than our Diamond Members. During fiscal years 2025 and 2024, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.

Our trailing twelve-month renewal rate was 88.8% and 87.9% for the fiscal years ended August 31, 2025 and August 31, 2024, respectively.
Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2025			August 31, 2024

	Amount	Increase from prior year	% Change	Amount
Miscellaneous income	$15,202	$1,518	11.1%	$13,684
Rental income	2,964	547	22.6	2,417
Other revenue	$18,166	$2,065	12.8%	$16,101
Comparison of Fiscal Year 2025 to 2024
The primary driver of the increase in other revenue for the year ended August 31, 2025 was an increase in Miscellaneous income driven primarily by an increase in interest-generating portfolio revenue due to Members having higher average outstanding balances on our co-branded credit cards compared to the prior year.

Results of Operations

	Years Ended
Results of Operations Consolidated	August 31, 2025	August 31, 2024
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$5,151,120	$4,783,119
Total gross margin	$809,762	$753,629
Total gross margin percentage	15.7%	15.8%

Revenues
Total revenues	$5,270,094	$4,913,898
Percentage change from prior period	7.2%	11.4%

Comparable net merchandise sales
Total comparable net merchandise sales increase	6.7%	7.7%

Total revenue margin
Total revenue margin	$914,372	$846,924
Total revenue margin percentage	17.4%	17.2%

Selling, general and administrative
Selling, general and administrative	$681,862	$625,980
Selling, general and administrative percentage of total revenues	12.9%	12.7%

Operational data
Warehouse clubs at period end	56	54
Warehouse club sales floor square feet at period end	2,732	2,646

	Years Ended
Results of Operations Consolidated	August 31, 2025	% of Total Revenue	August 31, 2024	% of Total Revenue
Operating income by segment
Central America	$216,588	4.1%	$183,486	3.7%
Caribbean	89,036	1.7	74,875	1.5
Colombia	28,588	0.5	15,335	0.3
United States	(18,401)	(0.3)	22,306	0.5
Reconciling Items (1)	(83,301)	(1.6)	(75,058)	(1.5)
Operating income - Total	$232,510	4.4%	$220,944	4.5%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Years Ended
	August 31, 2025	% of Total Revenue	August 31, 2024	% of Total Revenue

Warehouse club and other operations	$498,409	9.5%	$466,457	9.5%
General and administrative	179,859	3.4	156,385	3.2
Pre-opening expenses	1,127	—	970	—
Loss on disposal of assets	2,467	—	2,168	—
Total Selling, general and administrative	$681,862	12.9%	$625,980	12.7%
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for fiscal year 2025 decreased to 15.7% compared to 15.8% for fiscal year 2024.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for Net merchandise sales, Export sales, and Non-merchandise revenues. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased to 17.4% from 17.2% for the twelve months ended August 31, 2025 compared to the prior year.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, preopening expenses, and loss (gain) on disposal of assets. In total, selling, general and administrative expenses increased $55.9 million compared to the prior year, and increased as a percentage of total revenues by 20 basis points (0.2%) to 12.9% of total revenues for fiscal year 2025 compared to 12.7% of total revenues for fiscal year 2024.
Warehouse club and other operations expenses remained unchanged at 9.5% of total revenues from the prior fiscal year.
General and administrative expenses increased to 3.4% of total revenues for the current year compared to 3.2% for fiscal year 2024. The 20 basis point (0.2%) increase is primarily due to investments in technology, inclusive of $3.7 million related to transformation and growth projects, such as RELEX and Elera. Additionally, the Company incurred approximately $1.6 million of one-time expenses associated with Chief Financial Officer transition costs, as well as $1.1 million related to the relocation of the San Diego corporate headquarters.
For fiscal year 2026, we estimate that general and administrative expenses will be impacted by $5.0 million for the compensation of our Chief Executive Officer.
Operating income in fiscal year 2025 increased to $232.5 million (4.4% of total revenues) compared to $220.9 million (4.5% of total revenues) for the prior year.

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

	Years Ended
	August 31, 2025		August 31, 2024
	Amount	Change	Amount
Interest income	$10,139	$(910)	$11,049
Interest income decreased for the twelve-month period ended August 31, 2025 primarily due to a decrease of yields when compared to the prior year.
Interest Expense

	Years Ended
	August 31, 2025		August 31, 2024
	Amount	Change	Amount
Interest expense on loans	$9,853	$(1,691)	$11,544
Interest expense related to hedging activity	3,088	734	2,354
Less: Capitalized interest	(1,426)	(487)	(939)
Interest expense	$11,515	$(1,444)	$12,959
Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense decreased for the twelve-month period ended August 31, 2025, primarily due to lower debt balances for a majority of the fiscal year and higher capitalized interest partially offset by higher interest expense related to hedging activities when compared to the prior year.
Other Expense, net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Years Ended
	August 31, 2025		August 31, 2024
	Amount	Change	Amount
Other expense, net	$(24,636)	$(7,029)	$(17,607)
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

For the twelve months ended August 31, 2025, the primary drivers of Other expense, net were $14.9 million of transaction costs, associated with converting the local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues. Additionally, during the twelve months ended August 31, 2025, our markets contributed $9.2 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars).
Provision for Income Taxes
The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31, 2025		August 31, 2024
	Amount	Change	Amount
Current tax expense	$62,800	$(3,901)	$66,701
Net deferred tax benefit	(4,183)	(100)	(4,083)
Provision for income taxes	$58,617	$(4,001)	$62,618
Effective tax rate	28.4%		31.1%
For fiscal year 2025, the effective tax rate was 28.4% compared to 31.1% for fiscal year 2024. The decrease in the effective rate versus the prior year was primarily attributable to the implementation of certain tax optimization initiatives at the beginning of fiscal year 2025.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for fiscal years 2025 and 2024 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

	Years Ended
	August 31, 2025			August 31, 2024
	Amount	Change From Prior Year	% Change	Amount
Other Comprehensive Income (Loss)	$3,151	$3,749	(626.9)%	$(598)

LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. Cash used in operations generally consist of payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We also have returned cash to stockholders through a semiannual dividend, a one-time special dividend in the third quarter of fiscal year 2024, and by repurchasing shares of our common stock pursuant to the stock repurchase program we commenced in the fourth quarter of fiscal year 2023 and completed in the first quarter of fiscal year 2024. We may consider funding alternatives to provide additional liquidity if necessary. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for additional information regarding our available short-term facilities, short-term and our long-term borrowings, and any repayments.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2025	August 31, 2024
Amounts held by foreign subsidiaries	$222,770	$121,580
Amounts held domestically	62,521	14,731
Total cash and cash equivalents, including restricted cash	$285,291	$136,311
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2025	August 31, 2024
Amounts held by foreign subsidiaries	$73,186	$100,165
Amounts held domestically	—	—
Total short-term investments	$73,186	$100,165
As of August 31, 2025 and August 31, 2024, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of August 31, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $59.7 million. While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025 and the Central bank still has strict controls there on the availability of U.S. dollars. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” and "Quantitative and Qualitative Disclosures about Market Risk" for quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Years Ended
	August 31, 2025	August 31, 2024	Change
Net cash provided by operating activities	$261,307	$207,589	$53,718
Net cash used in investing activities	(128,881)	(175,450)	46,569
Net cash provided by (used in) financing activities	14,198	(150,026)	164,224
Effect of exchange rates	2,356	1,996	360
Net increase (decrease) in cash, cash equivalents	$148,980	$(115,891)	$264,871
Net cash provided by operating activities totaled $261.3 million and $207.6 million for the twelve months ended August 31, 2025 and 2024, respectively. Net cash provided by operating activities increased primarily due to a net change in our various operating assets and liabilities which contributed $19.4 million. Shifts in working capital resulting from changes in our merchandise inventory and accounts payable positions contributed $17.7 million to the overall increase. The primary cause of this was a lower year-over-year increase in inventory compared to the prior year due to two additional clubs that opened in fiscal year 2025 compared to three in fiscal year 2024. Additionally, an increase in net income without non-cash items contributed $16.6 million of cash provided for the twelve months ended August 31, 2025.
Net cash used in investing activities totaled $128.9 million and $175.5 million for the twelve months ended August 31, 2025 and August 31, 2024, respectively. The $46.6 million decrease in cash used in investing activities is primarily due to a net decrease in purchases less proceeds of short-term investments of $35.4 million and a decrease in additions to property and equipment of $10.4 million. We opened two warehouse clubs during fiscal year 2025 compared to three warehouse clubs in fiscal year 2024.
Net cash provided by financing activities totaled $14.2 million and net cash used in financing activities totaled $150.0 million for the twelve months ended August 31, 2025 and 2024, respectively. The $164.2 million shift from cash used in to cash provided by financing activities is primarily the result of a $65.4 million increase in proceeds from long-term bank borrowings net of repayments of long-term bank borrowings, a $66.8 million decrease in purchases of treasury stock, and a $27.4 million decrease in cash dividend payments. During the fourth quarter of fiscal year 2025, the Company entered into loan agreements in the United States as well as its Trinidad and Guatemala subsidiaries for $92.9 million. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for further discussion. During the first quarter of fiscal year 2024, the Company repurchased shares of common stock under a share repurchase program. Additionally, during fiscal year 2024, the Company paid a special dividend in April 2024 in addition to the Company's annual cash dividend declared in February 2024.

The following table summarizes the dividends declared and paid during fiscal years 2025, 2024 and 2023 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
On February 6, 2025, the Company's Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share paid on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $158.1 million for the year ended August 31, 2025, with maintenance and growth expenditures of $82.1 million and $76.0 million, respectively. Capital expenditures for fiscal year 2024 were $168.5 million, with maintenance and growth expenditures of $72.3 million and $96.2 million, respectively. In the third quarter of fiscal year 2025, we purchased land and plan to open our sixth warehouse club in the Dominican Republic, located in La Romana. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. Based on our current liquidity and cash flow projections, we believe we will have sufficient cash to cover future lease commitments. As of August 31, 2025, we have signed one lease agreement for a facility to be built by the lessor which has not yet commenced. Refer to Part II. "Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 - Commitments and Contingencies" for further discussion.
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
The following table summarizes the equity securities repurchased as part of the Company's stock-based compensation programs during fiscal years 2025, 2024 and 2023:

	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
Shares repurchased	72,284	44,413	99,998
Cost of repurchase of shares (in thousands)	$6,710	$3,512	$7,245
We reissued 65,000 treasury shares as part of our stock-based compensation programs during fiscal year 2025, 3,000 treasury shares during fiscal year 2024 and 6,333 treasury shares during fiscal year 2023.
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We began repurchases in the fourth quarter of fiscal year 2023 and successfully completed the share repurchase program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at a time that we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements. During fiscal year 2025, the Company did not repurchase shares under a share repurchase program.
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
As of August 31, 2025, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. We expect foreign tax credits generated to exceed U.S. income tax liability for the foreseeable future. Therefore, for the twelve-month period ended August 31, 2025 and August 31, 2024, we have recorded valuation allowances of $7.0 million and $12.5 million against our foreign tax credits, respectively.
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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2025.
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
With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves us with net VAT and/or income tax receivables, forcing us to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete, depending on the country.
The Company's continued persistent efforts to recover the entirety of its VAT receivables resulted in significant refunds during fiscal year 2025. In one market, the Company was successful in collecting $4.8 million in cash refunds for periods extending from fiscal years 2018 to 2020. In another market, the Company received approval for an additional $4.3 million in cash refunds for periods extending from fiscal years 2019 to 2020.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.9 million and $3.4 million as of August 31, 2025 and August 31, 2024, respectively, in this country.
The Company’s various outstanding VAT receivables and/or income tax receivables are based on individual procedures or appeals with their own set of facts and circumstances. The Company consults with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling these complex tax issues. While the rules related to refunds of income tax receivables in some of the countries where the Company operates are unclear and complex, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests. Similarly, we have not placed any recoverability allowances on tax receivables that arise from payments we are required to make pursuant to tax assessments that we are appealing because we believe it is more likely than not that we will ultimately prevail in the related appeals. There can be no assurance, however, that the Company will be successful in recovering all tax receivables or deferred tax assets.

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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any significant impairment charges during fiscal year 2025 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
Information about the change in the fair value of our hedges and the financial impact thereof for the twelve-month period ended August 31, 2025 is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the twelve-month period ended August 31, 2025 is disclosed in “Item 7. Management’s Discussion & Analysis – Other Comprehensive Income (Loss).”
Each market risk sensitivity analysis presented below is based on hypothetical scenarios used to calibrate potential risk and does not represent our view of future market changes. The effect of a change in a particular assumption is calculated without adjusting any other assumption. In reality, however, a change in one factor could cause a change in another factor, which may magnify or negate other sensitivities.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt borrowings. We have mitigated a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps to hedge interest rate risk. The notional amounts and interest payments of these swaps match the terms of the associated debt.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2025.
Annual maturities of long-term debt and derivatives are as follows (in thousands):

	Twelve Months Ended August 31, (Amounts in thousands)
	2026	2027	2028	2029	2030	Thereafter	Total
Long-Term Debt (Unhedged):
Long-term debt with fixed interest rate	$27,207	$22,640	$25,282	$15,113	$830	$—	$91,072	(1)
Weighted-average interest rate	7.80%	7.80%	7.80%	7.30%	7.50%	—%	7.70%
Long-term debt with variable interest rate	$11,468	$30,778	$7,155	$2,821	$2,899	$40,404	$95,525
Weighted-average interest rate	5.40%	5.40%	6.10%	6.40%	6.40%	6.40%	5.90%
Total long-term debt	$38,675	$53,418	$32,437	$17,934	$3,729	$40,404	$186,597	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$1,981	$27,046	$1,044	$1,121	$1,199	$23,965	$56,356	(2)
Weighted-average pay rate	3.93%	3.67%	4.34%	4.34%	4.34%	4.23%	3.96%
Weighted-average receive rate	5.51%	6.11%	4.33%	4.33%	4.33%	4.34%	5.23%
Long-Term Debt Payments with Fixed Interest or Subject to Financial Derivatives:
Long-term debt with fixed interest rate or with variable to fixed interest rate swaps	$29,188	$49,686	$26,326	$16,234	$2,029	$23,965	$147,428
Portion of long-term debt with fixed interest rate or with variable to fixed interest rate swaps	75.5%	93.0%	81.2%	90.5%	54.4%	59.3%	79.0%
Portion of long-term debt with variable interest rates and no swaps	24.5%	7.0%	18.8%	9.5%	45.6%	40.7%	21.0%
(1)The Company has disclosed the future annual maturities of long-term debt as of August 31, 2025. These amounts include fixed rate debt obligations and derivative liabilities associated with interest rate swaps. Therefore, the total annual commitments reflects these obligations, including the effect of the interest rate swaps on the total long-term debt as disclosed on the consolidated balance sheet.
(2)The derivative obligations of the interest rate swaps are included in the Total long-term debt section of this table.
Foreign Currency Risk
We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2025, we had a total of 56 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 44 of which operate under currencies other than the U.S. dollar. Approximately 49.0% of our net merchandise sales are comprised of products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar. Approximately 80.1% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.

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

Country	Revaluation/(Devaluation) Twelve Months Ended August 31,
	2025	2024
	% Change	% Change
Colombia	3.41%	(1.84)%
Costa Rica	2.68	3.25
Dominican Republic	(5.63)	(5.23)
Guatemala	0.88	1.81
Honduras	(5.15)	(0.62)
Jamaica	(1.76)	(2.11)
Nicaragua	—	(0.33)
Trinidad	0.09%	(0.01)%
We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Barbados, Honduras, Guatemala, and Trinidad. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our consolidated statements of income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.
We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the Accounting Standard Codification (ASC) 842 - Leases, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2025 was $52.7 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2025, the impact to the consolidated statements of income of revaluing the monetary liabilities for these leases was immaterial.

The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency revaluation based on balances as of August 31, 2025 (in thousands) including the lease-related monetary liabilities described above:

Overall weighted negative currency movement	Losses based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Gains based on change in U.S. dollar denominated inter-company balances	Gains based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$(1,827)	$12	$839	$(976)
10%	$(3,655)	$24	$1,678	$(1,953)
20%	$(7,310)	$48	$3,355	$(3,907)
(1)Amounts are before consideration of income taxes.
Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2025 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net.”
Examples of where we have significant U.S. dollar net asset positions subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar are our Costa Rica, Nicaragua and Honduras subsidiaries, with balances of $87.9 million, $42.6 million, and $1.1 million, respectively, as of August 31, 2025. Examples where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Guatemala, Trinidad, and Dominican Republic subsidiaries, with balances of $60.2 million, $16.0 million, and $10.2 million, respectively, as of August 31, 2025.
We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive loss for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2025:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$5,426	$(3,453)	$5,401	$34,628
10%	$10,852	$(6,907)	$10,802	$69,257
20%	$21,703	$(13,813)	$21,603	$138,514
In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net liability position of approximately $5.4 million at August 31, 2025 and a net asset position of approximately $1.3 million at August 31, 2024. A hypothetical 10% devaluation in the currency exchange rates underlying these swaps from the market rates at August 31, 2025 would have resulted in an increase in the value of the swaps of approximately $5.2 million. Conversely, a hypothetical 10% appreciation in the currency exchange rates underlying these swaps from the market rates at August 31, 2025 would have resulted in a further decrease in the value of the swaps of approximately $4.1 million.

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
As of August 31, 2025, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2025, the end of its most recent fiscal year.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2025, as stated in their report which is included herein.
(c)Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PriceSmart, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 30, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Diego, California
October 30, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
On February 4, 2025, Francisco Velasco, our Executive Vice President - Chief Legal Officer, Chief Risk & Compliance Officer, and Registered In-House Counsel, adopted a Rule 10b5-1 Trading Plan. Mr. Velasco’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,650 shares of the Company's common stock during the period beginning on May 6, 2025 and ending January 6, 2026.
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
During the fiscal year 2025, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
PriceSmart has adopted a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controllers, and to all of its other officers, directors, employees and agents. The code of conduct is available on PriceSmart's web site at https://investors.pricesmart.com/governance/governance-documents. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provisions of its code of conduct within four business days following the date of such amendment or waiver.
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

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, San Diego, CA, Auditor Firm ID: 42.
The information required by Item 14 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm.”

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
(3)List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(12)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
4.1(4)	Specimen of Common Stock certificate.
4.2(10)	Description of Registrant’s Securities.
10.1(11)**	2013 Equity Incentive Award Plan of PriceSmart, Inc., as amended and restated.
10.2(13)	Amendment to the Amended and Restated 2013 Equity Incentive Award Plan of PriceSmart, Inc. effective as of February 3, 2023.
10.3(18)	Amendment to the Amended and Restated 2013 Equity Incentive Award Plan of PriceSmart, Inc. effective as of February 6, 2025.
10.4(8)**	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards prior to March 6, 2023).
10.5(8)**
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards prior to March 6, 2023).

10.6(8)**
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after July 16, 2019 and prior to September 18, 2024).

10.7(17)	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after March 6, 2023).
10.8(17)
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after March 6, 2023).

10.9(17)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.10*	Form of Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart Inc. (for awards on or after September 18, 2024).
10.11(6)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.12(7)**	Form of Indemnification Agreement.
10.13(9)**	Employment Agreement dated April 1, 2020 between Michael McCleary and the Company.
10.14(14)**	Amended and Restated Employment Agreement dated March 22, 2023 between John Hildebrandt and the Company.
10.15(15)**	Employment Agreement dated July 1, 2023 between Wayne Sadin and the Company.
10.16(16)**	Employment Agreement between Paul Kovaleski and the Company dated January 1, 2024.
10.17(17)**	Amendment to Employment Agreement between the Company and Wayne Sadin dated June 18, 2024.
10.18(19)**	Employment Agreement effective as of June 1, 2025 between PriceSmart, Inc. and Gualberto Hernandez.
10.19(19)	Separation Agreement and Waiver and Release of Claims dated May 8, 2025 between Michael L. McCleary and the Company.
10.20(20)**	Amendment to Amended and Restated Employment Agreement between the Company and John Hildebrandt dated May 28, 2025.
10.21* **	Amendment to Amended Employment Agreement effective June 17, 2025 between Wayne Sadin and the Company.
10.22(21)**	Amended and Restated Employment Agreement effective September 1, 2025 between David Price and the Company.
10.23(22)**	Amendment No. 1 to Amended and Restated Employment Agreement dated September 4, 2025 between David Price and the Company.
19.1(17)	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*(17)	Compensation Recoupment (Clawback) Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
(4)Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(5)Incorporated by reference to the Company’s Form 8-K Filed with the Commission on July 17, 2015.
(6)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the Commission on October 27, 2016.
(7)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 filed with the Commission on October 29, 2019.
(8)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 filed with the Commission on January 9, 2020.
(9)Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 7, 2020.
(10)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Commission on October 30, 2020.
(11)Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2021 Annual Meeting of Stockholders of the Company filed with the Commission on December 18, 2020.
(12)Incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 9, 2022.
(13)Incorporated by reference to Appendix B to the Company`s proxy statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders of the Company field with the Commission on December 16, 2022.
(14)Incorporated by reference to the Company`s Report on Form 8-K/A filed with the Commission on March 24, 2023.
(15)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 filed with the Commission on October 30, 2023.
(16)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 filed with the Commission on April 9, 2024.
(17)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2024 filed with the Commission on October 30, 2024.
(18)Incorporated by reference Appendix B to the Company`s proxy statement on Schedule 14A relating to the 2025 Annual Meeting of Stockholders of the Company field with the Commission on December 18, 2024.
(19)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025.
(20)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 filed with the Commission on July 10, 2025.
(21)Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on June 20, 2025.
(22)Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on September 5, 2025.
Item 16. Form 10-K Summary
None.

SCHEDULE II
PRICESMART, INC.
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for credit losses:
Year ended August 31, 2023	$103	$42	$(78)	$67
Year ended August 31, 2024	$67	$1	$(16)	$52
Year ended August 31, 2025	$52	$206	$(256)	$2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 30, 2025	By:	/s/ DAVID N. PRICE
David N. Price Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ GUALBERTO HERNANDEZ
Gualberto Hernandez Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David N. Price and Gualberto Hernandez, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. PRICE	Chief Executive Officer (Principal Executive Officer) and Director	October 30, 2025
David N. Price

/s/ GUALBERTO HERNANDEZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2025
Gualberto Hernandez

/s/ ROBERT E. PRICE	Executive Chairman of the Board of Directors	October 30, 2025
Robert E. Price

/s/ DAVID R. SNYDER	Vice Chairman and Lead Independent Director	October 30, 2025
David R. Snyder

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 30, 2025
Sherry S. Bahrambeygui

/s/ JEFFREY R. FISHER	Director	October 30, 2025
Jeffrey R. Fisher

/s/ GORDON H. HANSON	Director	October 30, 2025
Gordon H. Hanson

/s/ BEATRIZ V. INFANTE	Director	October 30, 2025
Beatriz V. Infante

/s/ LEON C. JANKS	Director	October 30, 2025
Leon C. Janks

/s/ PATRICIA MÁRQUEZ	Director	October 30, 2025
Patricia Márquez

/s/ JOHN D. THELAN	Director	October 30, 2025
John D. Thelan

/s/ EDGAR A. ZURCHER	Director	October 30, 2025
Edgar A. Zurcher

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PriceSmart, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. (the Company) as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 30, 2025 expressed an unqualified opinion thereon.
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
As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar indirect taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. The different interpretations of sometimes complex tax regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s income and other tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2025, the Company had $5.5 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $48.4 million and $35.8 million, respectively.
Auditing the recognition and measurement of the Company’s uncertain tax positions and recoverability of income tax and VAT receivables was challenging because the evaluation of the various tax positions can be complex, require significant judgment and involve international tax laws, interpretations and legal rulings which can vary significantly between the countries in which the Company has operations.

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
San Diego, California
October 30, 2025

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$241,024	$125,364
Short-term restricted cash	11,061	1,383
Short-term investments	73,186	100,165
Receivables, net of allowance for credit losses of $2 as of August 31, 2025 and $52 as of August 31, 2024, respectively	17,400	18,847
Merchandise inventories	560,730	528,678
Prepaid expenses and other current assets (includes $0 and $4,480 as of August 31, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	71,059	57,910
Total current assets	974,460	832,347
Long-term restricted cash	33,206	9,564
Property and equipment, net	996,281	936,108
Operating lease right-of-use assets, net	113,479	96,415
Goodwill	43,238	43,197
Deferred tax assets	41,229	36,618
Other non-current assets (includes $701 and $1,482 as of August 31, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	60,375	61,563
Investment in unconsolidated affiliates	6,889	6,882
Total Assets	$2,269,157	$2,022,694
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$12,286	$8,007
Accounts payable	506,949	485,961
Accrued salaries and benefits	52,478	48,263
Deferred income	43,061	38,079
Income taxes payable	7,265	6,516
Other accrued expenses and other current liabilities (includes $551 and $1,179 as of August 31, 2025 and August 31, 2024, respectively, for the fair value of derivative instruments)	57,627	50,035
Operating lease liabilities, current portion	7,930	7,370
Long-term debt, current portion	38,675	35,917
Total current liabilities	726,271	680,148
Deferred tax liability	1,100	1,644
Long-term income taxes payable, net of current portion	4,424	4,762
Long-term operating lease liabilities	122,244	103,890
Long-term debt, net of current portion	147,922	94,443
Other long-term liabilities (includes $6,196 and $2,100 for the fair value of derivative instruments and $13,628 and $12,742 for post-employment plans as of August 31, 2025 and August 31, 2024, respectively)	19,824	14,842
Total Liabilities	1,021,785	899,729

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,688,047 and 32,570,858 shares issued and 30,745,833 and 30,635,556 shares outstanding (net of treasury shares) as of August 31, 2025 and August 31, 2024, respectively	3	3
Additional paid-in capital	529,354	514,542
Accumulated other comprehensive loss	(161,439)	(164,590)
Retained earnings	999,426	890,272
Less: treasury stock at cost, 1,942,214 shares as of August 31, 2025 and 1,935,302 shares as of August 31, 2024	(119,972)	(117,262)
Total Stockholders' Equity	1,247,372	1,122,965
Total Liabilities and Equity	$2,269,157	$2,022,694

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2025	2024	2023
Revenues:
Net merchandise sales	$5,151,120	$4,783,119	$4,300,706
Export sales	15,235	39,438	31,741
Membership income	85,573	75,240	66,048
Other revenue and income	18,166	16,101	13,347
Total revenues	5,270,094	4,913,898	4,411,842
Operating expenses:
Cost of goods sold:
Net merchandise sales	4,341,358	4,029,490	3,622,354
Export sales	14,364	37,484	30,157
Selling, general and administrative:
Warehouse club and other operations	498,409	466,457	417,272
General and administrative	179,859	156,385	134,783
Reserve for AMT settlement	—	—	7,179
Separation costs associated with Chief Executive Officer departure	—	—	7,747
Pre-opening expenses	1,127	970	1,432
Asset impairment and closure costs	—	—	5,658
Loss on disposal of assets	2,467	2,168	744
Total operating expenses	5,037,584	4,692,954	4,227,326
Operating income	232,510	220,944	184,516
Other income (expense):
Interest income	10,139	11,049	9,871
Interest expense	(11,515)	(12,959)	(11,020)
Other expense, net	(24,636)	(17,607)	(14,156)
Total other expense	(26,012)	(19,517)	(15,305)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	206,498	201,427	169,211
Provision for income taxes	(58,617)	(62,618)	(59,951)
Income (loss) of unconsolidated affiliates	6	66	(55)
Net income	$147,887	$138,875	$109,205
Net income per share available for distribution:
Basic	$4.82	$4.57	$3.51
Diluted	$4.82	$4.57	$3.50
Shares used in per share computations:
Basic	30,056	30,032	30,763
Diluted	30,063	30,032	30,786
Dividends per share	$1.26	$2.16	$0.92
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2025	2024	2023
Net income	$147,887	$138,875	$109,205

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	3,879	693	33,708
Defined benefit pension plan:
Net gain (loss) arising during period	275	501	(1,819)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	271	397	148
Total defined benefit pension plan	546	898	(1,671)
Derivative instruments:(2)
Unrealized gains (losses) on change in derivative obligations	3,872	(566)	6,000
Unrealized losses on change in fair value of interest rate swaps	(8,106)	(1,623)	(9,177)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	2,960	—	2,734
Total derivative instruments	(1,274)	(2,189)	(443)
Other comprehensive income (loss)	3,151	(598)	31,594
Comprehensive income	$151,038	$138,277	$140,799
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
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2022	31,698	$3	$481,406	$(195,586)	$736,894	793	$(31,644)	$991,073
Purchase of treasury stock	—	—	—	—	—	172	(12,863)	(12,863)
Issuance of treasury stock	(7)	—	(546)	—	—	(7)	546	—
Issuance of restricted stock awards	319	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(75)	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,574	—	—	—	—	16,574
Dividends paid to stockholders	—	—	—	—	(28,540)	—	—	(28,540)
Net income	—	—	—	—	109,205	—	—	109,205
Other comprehensive income	—	—	—	31,594	—	—	—	31,594
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	980	(73,486)	(73,486)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	671	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(32)	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,293	—	—	—	—	17,293
Dividends paid to stockholders	—	—	—	—	(66,162)	—	—	(66,162)
Net income	—	—	—	—	138,875	—	—	138,875
Other comprehensive loss	—	—	—	(598)	—	—	—	(598)
Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	72	(6,710)	(6,710)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	192	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(10)	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,812	—	—	—	—	18,812
Dividends paid to stockholders	—	—	—	—	(38,733)	—	—	(38,733)
Net income	—	—	—	—	147,887	—	—	147,887
Other comprehensive income	—	—	—	3,151	—	—	—	3,151
Balance at August 31, 2025	32,688	$3	$529,354	$(161,439)	$999,426	1,942	$(119,972)	$1,247,372
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2025	2024	2023
Operating Activities:
Net income	$147,887	$138,875	$109,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,161	82,611	72,698
Allowance for credit losses	(50)	(15)	(36)
Reserve for AMT settlement	—	—	7,179
Asset impairment and closure costs	—	—	5,658
Loss on sale of property and equipment	2,467	2,168	744
Deferred income taxes	(4,400)	(4,619)	(5,583)
Equity in (income) losses of unconsolidated affiliates	(6)	(66)	55
Stock-based compensation	18,812	17,293	16,574
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	15,497	(3,879)	17,589
Merchandise inventories	(32,052)	(57,271)	(10,173)
Accounts payable	24,991	32,492	43,421
Net cash provided by operating activities	261,307	207,589	257,331
Investing Activities:
Additions to property and equipment	(158,134)	(168,545)	(142,511)
Purchases of short-term investments	(79,563)	(183,692)	(138,784)
Proceeds from settlements of short-term investments	106,413	175,127	58,852
Proceeds from disposal of property and equipment	2,403	1,660	361
Net cash used in investing activities	(128,881)	(175,450)	(222,082)
Financing Activities:
Proceeds from long-term bank borrowings	92,930	16,500	38,713
Repayment of long-term bank borrowings	(37,372)	(26,320)	(35,984)
Proceeds from short-term bank borrowings	6,315	2,383	848
Repayment of short-term bank borrowings	(2,232)	(2,941)	(3,229)
Cash dividend payments	(38,733)	(66,162)	(28,540)
Purchase of treasury stock	(6,710)	(73,486)	(12,863)
Net cash provided by (used in) financing activities	14,198	(150,026)	(41,055)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,356	1,996	6,635
Net increase (decrease) in cash, cash equivalents	148,980	(115,891)	829
Cash, cash equivalents and restricted cash at beginning of period	136,311	252,202	251,373
Cash, cash equivalents and restricted cash at end of period	$285,291	$136,311	$252,202

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$768	$4,771	$4,530
Cash paid during the period for:
Interest	$10,969	$13,255	$10,558
Income taxes	$83,713	$90,640	$77,925

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2025	2024	2023
Cash and cash equivalents	$241,024	$125,364	$239,984
Short-term restricted cash	11,061	1,383	2,865
Long-term restricted cash	33,206	9,564	9,353
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$285,291	$136,311	$252,202
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of August 31, 2025, the Company had 56 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven each in Panama and Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one new warehouse club in La Romana, Dominican Republic in the spring of 2026, and one warehouse club in each of Montego Bay and South Camp Road, Jamaica in the summer and fall of 2026, respectively. Once these three new clubs are open, the Company will operate 59 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:
1.Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers;
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries, and subsidiaries in which it has a controlling interest. The consolidated financial statements also include the Company's investment in, and the Company's share of the income (loss) of, a joint venture recorded under the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the periods presented.
The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) and is determined to be the primary beneficiary. If the Company determines that it is not the primary beneficiary of the VIE, then the Company records its investment in, and the Company's share of the income (loss) of, a joint venture recorded under the equity method. Due to the nature of the joint venture that the Company participates in and the continued commitments for additional financing, the Company determined the joint venture is a VIE.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the case of the Company's ownership interest in a real estate development joint venture, both parties to the joint venture share all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. As a result, the Company has determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment. The Company's ownership interest in a real estate development joint venture the Company has recorded under the equity method as of August 31, 2025 is listed below:

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

Cash and Cash Equivalents – The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $32.1 million as of August 31, 2025 and $7.0 million as of August 31, 2024. We receive interest payments from the money market funds which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31, 2025	August 31, 2024
Short-term restricted cash	$11,061	$1,383
Long-term restricted cash	33,206	9,564
Total restricted cash(1)	$44,267	$10,947
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain certificate of deposits and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $30.0 million, and certificate of deposits and/or security deposits in U.S. dollars, of approximately $7.1 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The certificates of deposit will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.2 million as of August 31, 2025 and August 31, 2024. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in the carrying amount of goodwill for the year ended August 31, 2025 are as follows (in thousands):

Amount
Goodwill at August 31, 2024	$43,197
Foreign currency exchange rate changes	41
Goodwill at August 31, 2025	$43,238
Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability.
Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of business in most of the countries in which it operates related to the procurement of merchandise and/or services the Company acquires and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. The Company generally collects VAT from its Members upon sale of goods and services and pays VAT to its vendors upon purchase of goods and services. Periodically, the Company submits VAT reports to governmental agencies and reconciles the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves the Company with net VAT and/or income tax receivables, forcing the Company to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete. Additionally, we are occasionally required to make deposits for tax assessments that we are appealing, despite maintaining a position that it is more likely than not we will ultimately prevail.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.9 million and $3.4 million as of August 31, 2025 and August 31, 2024, respectively, in this country. While the rules related to refunds of income tax receivables in this country are unclear and complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed under-paid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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
The Company's various outstanding VAT receivables and/or income tax receivables are based on individual procedures or appeals frameworks with their own set of facts and circumstances. The Company consults and evaluates with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling complex tax issues. Based on those evaluations, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.

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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2025	August 31, 2024
Prepaid expenses and other current assets	$7,387	$3,322
Other non-current assets	28,431	30,845
Total amount of VAT receivables reported	$35,818	$34,167
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	August 31, 2025	August 31, 2024
Prepaid expenses and other current assets	$25,169	$20,088
Other non-current assets	23,181	23,679
Total amount of income tax receivables reported	$48,350	$43,767
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2025, the Company reissued approximately 65,000 treasury shares.
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
Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment. During fiscal years 2025 and 2024, no impairment of such non-financial assets were recorded.
The disclosure of fair value of certain financial assets and liabilities recorded at cost is as follows:
Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments. The carrying value of our money market funds is the fair value based on quoted prices in active markets at the measurement date and therefore are classified as Level 1 inputs. The fair value of money market funds held was $32.1 million as of August 31, 2025 and $7.0 million as of August 31, 2024.
Short-term restricted cash: The carrying value approximates fair value due to the short maturity of these instruments.
Short-term investments: Short-term investments consists of certificates of deposit and similar time-based deposits with financial institutions with maturity dates over three months and up to twelve months. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit being within the normal operating cycle of the Company.
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
Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2025 and August 31, 2024 is as follows (in thousands):

	August 31, 2025		August 31, 2024
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Long-term debt, including current portion	$186,597	$179,187	$130,360	$121,764
(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2025 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest rate risk related to payments on the U.S. denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2025 and August 31, 2024.
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
Asset Impairment and Closure Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. In fiscal year 2023, the Company recorded a $5.7 million charge primarily related to remeasurement of the assets of our Trinidad sustainable packaging plant to their estimated fair value upon our decision to seek to sell the plant. We had planned to use the plant to increase efficiencies by eliminating intermediaries in packaging and labeling and manufacturing some of our packaging materials using compostable or recyclable inputs. However, we found that achieving economic feasibility proved challenging. Therefore, we decided to refocus our efforts on our core competencies as a retailer and redeploy plant assets we could use in our club business and seek a buyer for the remainder. The assets were written down to their estimated fair value less costs to sell and are presented within the Prepaid expenses and other current assets line within the consolidated balance sheets. The impairment charges are recorded within the Asset impairment and closure costs line item within the consolidated statements of income and are recorded in the Company's Caribbean segment. The sale of the assets held for sale was completed as of August 31, 2024.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive loss for these local currency denominated accounts for the years ended August 31, 2025, 2024 and 2023 (in thousands):

	Years Ended August 31,
	2025	2024	2023
Effects on other comprehensive income due to foreign currency restatement	$3,879	$693	$33,708

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

	Years Ended August 31,
	2025	2024	2023
Currency loss	$(24,089)	$(17,877)	$(15,396)
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements Adopted
FASB ASC 280 ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. ASU No. 2023-07 focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU No. 2023-07 for our annual reporting for fiscal year 2025 and updated its disclosures to conform to this new segment disclosure requirement.
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
Significant Judgments
For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. During fiscal year 2025, there were no revenue transactions that required significant judgment.
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

	Contract Liabilities
	August 31, 2025	August 31, 2024
Deferred membership income	$41,739	$36,222
Other contract performance liabilities	$20,327	$15,479

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
Foods & Sundries	$2,428,395	$2,312,572	$2,148,584
Fresh Foods	1,579,324	1,413,525	1,262,132
Hardlines	572,473	544,671	454,207
Softlines	292,277	257,004	230,950
Food Service and Bakery	226,789	211,003	174,043
Health Services	51,862	44,344	30,790
Net Merchandise Sales	$5,151,120	$4,783,119	$4,300,706
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
Property and equipment consist of the following (in thousands):

	August 31, 2025	August 31, 2024
Land	$287,979	$278,115
Building and improvements	846,510	737,269
Fixtures and equipment	464,893	421,273
Construction in progress	45,535	85,271
Total property and equipment, historical cost	1,644,917	1,521,928
Less: accumulated depreciation	(648,636)	(585,820)
Property and equipment, net	$996,281	$936,108
Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2025	2024	2023
Depreciation expense, Property and equipment	$88,161	$82,611	$71,933
Amortization expense, Intangible assets	—	—	765
Total depreciation and amortization expense	$88,161	$82,611	$72,698

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
Total interest capitalized (in thousands):

	Balance as of
	August 31, 2025	August 31, 2024
Total interest capitalized	$16,701	$15,533
Total interest capitalized during fiscal years 2025, 2024 and 2023 (in thousands):

	Years Ended August 31,
	2025	2024	2023
Interest capitalized	$1,426	$939	$2,083
A summary of asset disposal activity for fiscal years 2025, 2024 and 2023 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Loss recognized
Fiscal Year 2025	$31,043	$28,093	$483	$(2,467)
Fiscal Year 2024	$24,803	$19,370	$3,265	$(2,168)
Fiscal Year 2023	$11,484	$10,379	$361	$(744)
The Company also recorded within accounts payable and other accrued expenses approximately $0.7 million and $0.1 million, respectively, as of August 31, 2025 and $1.9 million and $2.9 million, respectively, as of August 31, 2024 related to the acquisition and/or construction of property and equipment.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5 – EARNINGS PER SHARE
The Company presents basic net income per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders. A participating security is defined as a security that may participate in undistributed earnings with common stock. The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends. These are the restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) issued pursuant to the Amended and Restated 2013 Equity Incentive Award Plan, provided that the Company does not include PSUs as participating securities until the performance conditions have been met. RSAs are outstanding shares of common stock and have the same cash dividend and voting rights as other shares of common stock. Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock. However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding. PSUs, similar to RSUs, are awarded with dividend equivalents, provided that such amounts become payable only if the performance criteria are achieved. At the time the Compensation Committee confirms the performance criteria have been achieved, the corresponding dividend equivalents are paid on the PSUs. The Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding performance stock units in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.
The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Years Ended August 31,
	2025	2024	2023
Net income attributable to PriceSmart, Inc.	$147,887	$138,875	$109,205
Less: Allocation of income to unvested stockholders	(2,990)	(1,759)	(1,311)
Net income attributable to PriceSmart, Inc. available for distribution	$144,897	$137,116	$107,894
Basic weighted average shares outstanding	30,056	30,032	30,763
Add dilutive effect of performance stock units (two-class method)	7	—	23
Diluted average shares outstanding	30,063	30,032	30,786
Basic net income per share	$4.82	$4.57	$3.51
Diluted net income per share	$4.82	$4.57	$3.50
NOTE 6 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2025, 2024 and 2023 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/3/2023	$0.92	2/16/2023	2/28/2023	$0.46	8/15/2023	8/31/2023	$0.46
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 6, 2025 the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share paid on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Ending balance, August 31, 2022	$(195,586)
Foreign currency translation adjustments	33,708
Defined benefit pension plans (1)	(1,819)
Derivative instruments (2)	(443)
Amounts reclassified from accumulated other comprehensive loss	148
Ending balance, August 31, 2023	$(163,992)
Foreign currency translation adjustments	693
Defined benefit pension plans (1)	501
Derivative instruments (2)	(2,189)
Amounts reclassified from accumulated other comprehensive loss	397
Ending balance, August 31, 2024	$(164,590)
Foreign currency translation adjustments	3,879
Defined benefit pension plans (1)	275
Derivative instruments (2)	(1,274)
Amounts reclassified from accumulated other comprehensive loss	271
Ending balance, August 31, 2025	$(161,439)
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
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31, 2025	August 31, 2024
Retained earnings not available for distribution	$9,741	$9,615

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share Repurchase Program
In July 2023 we announced a program authorized by our Board of Directors to repurchase up to $75 million of our common stock. We began repurchases in the fourth quarter of fiscal year 2023 and successfully completed the program in the first quarter of fiscal year 2024. We purchased a total of approximately 1,007,000 shares of our common stock under the program. The repurchases were made on the open market pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permitted us to repurchase common stock at times when we might otherwise have been precluded from doing so under insider trading laws or self-imposed trading restrictions. We have no plans to continue repurchases or adopt a new repurchase plan at this time. However, the Board of Directors could choose to commence another program in the future at its discretion after its review of the Company’s financial performance and anticipated capital requirements. During fiscal year 2025, the Company did not repurchase shares under a share repurchase program.
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Years Ended
	August 31, 2024	August 31, 2023
Number of common shares acquired	935,663	71,530
Average price per common share acquired	$74.13	$78.54
Total cost of common share acquired	$69,362	$5,618
NOTE 7 – POST EMPLOYMENT PLANS
Defined Contribution Plans
PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes non-discretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes incremental non-discretionary contributions to the 401(k) plan to the employees who defer up to 2% of their salary. The Company may also make discretionary contributions to the 401(k) plan. Employer contributions to the 401(k) plan for the Company's U.S. employees were $3.6 million, $3.4 million and $2.9 million during fiscal years 2025, 2024 and 2023, respectively.
PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes non-discretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $5.0 million, $4.6 million and $4.5 million during fiscal years 2025, 2024 and 2023, respectively.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2025 and 2024 and consolidated statements of income for the fiscal years ended August 31, 2025, 2024 and 2023 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2025	2024	2025	2024		2025	2024	2023
Start of period	$(5,510)	$(5,843)	$2,357	$3,604		$—	$—	$—
Service cost	(456)	(601)	—	—		549	555	365
Interest cost	(307)	(289)	—	—		307	289	139
Prior service cost (including amortization)	—	—	(25)	(24)		25	24	26
Actuarial gains/(losses)	774	1,223	(774)	(1,223)		246	373	122
Totals	$(5,499)	$(5,510)	$1,558	$2,357	(1)	$1,127	$1,241	$652
(1)The Company has recorded a deferred tax asset of $504,000 and $756,000 as of August 31, 2025 and 2024, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $1,056,000 and $1,602,000 as of August 31, 2025 and 2024, respectively.
The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2025	2024
Discount rate	5.4% to 10.9%	5.0% to 9.7%
Future salary escalation	3.5% to 4.0%	3.5% to 4.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	7.4% to 15.0%	7.5% to 15.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 1.5%	0.5% to 1.5%
For the fiscal year ending August 31, 2026, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive loss (in thousands):

Prior service cost	$25
Amortization of actuarial loss	208
$233
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2023
Other Post Employment Plans	$1,029	$850	$6,220	$5,694	$5,907	$5,389	$2,125	$2,130	$1,754
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
The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan initially provided for awards covering up to 600,000 shares of common stock plus the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The 2013 plan was amended in fiscal year 2021, to increase the number of shares of Common Stock available for the grant of awards by 500,000 and it was further amended to increase the number of shares of Common Stock available for the grant of awards by an additional 750,000 shares in both fiscal years 2023 and 2025. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 3,531,818 shares of the Company’s common stock be issued under the 2013 Plan.
The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2025 (including shares originally authorized for issuance under prior plans)	August 31, 2025	August 31, 2024
2013 Plan	3,067,923	2,209,078	596,058
The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2025, 2024 and 2023 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2025	2024	2023
Restricted stock awards	$13,629	$12,128	$10,641
Restricted stock units	4,671	4,501	3,701
Performance stock units	512	664	2,232
Stock-based compensation expense	$18,812	$17,293	$16,574

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31, 2025	August 31, 2024	August 31, 2023
Remaining unrecognized compensation cost (in thousands)	$37,448	$43,490	$15,386
Weighted average period of time over which this cost will be recognized (years)	3	3	2

	Years Ended August 31,
	2025	2024	2023
Excess tax deficiency on stock-based compensation (in thousands)	$(919)	$(588)	$(2,787)
The restricted stock awards and units generally vest over a three-year or five-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed.
Restricted stock awards, restricted stock units, and performance-based restricted stock units activity for the twelve months ended August 31, 2025, 2024 and 2023 was as follows:

	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
Grants outstanding at beginning of period	767,947	342,741	361,822
Granted	231,814	657,649	365,850
Forfeited	(15,357)	(61,029)	(118,577)
Vested	(223,451)	(171,414)	(266,354)
Grants outstanding at end of period	760,953	767,947	342,741
The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2025, 2024 and 2023:

Weighted Average Grant Date Fair Value	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
RSAs, RSUs, and PSUs granted	$90.28	$73.28	$63.93
RSAs, RSUs, and PSUs vested	$71.99	$71.12	$70.26
RSAs, RSUs, and PSUs forfeited	$77.93	$66.97	$66.14
The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
Total fair market value of restricted stock awards and units vested (in thousands)	$20,727	$13,424	$19,325
At the vesting dates for equity awards to employees, the Company repurchases a portion of the shares that have vested at the prior day's closing price per share. The funds are used to pay the employees' tax withholding requirements related to the vesting of restricted stock awards. The Company expects to continue this practice going forward.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares.
The following table summarizes the equity securities repurchased during fiscal years 2025, 2024 and 2023 as part of the Company's stock-based compensation programs:

	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
Shares repurchased	72,284	44,413	99,998
Cost of repurchase of shares (in thousands)	$6,710	$3,512	$7,245
The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31, 2025	August 31, 2024	August 31, 2023
Reissued treasury shares	65,000	3,000	6,333
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business related to the Company’s operations and property ownership. The Company evaluates such matters on a case-by-case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity. It is possible, however, that the Company's results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.
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
Income and Non-Income Taxes
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
The Company accrues an amount for its estimate of probable additional income tax liability. In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained (refer to “Note 10 - Income Taxes" for additional information).
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2025 and 2024, the Company has recorded within other accrued expenses and other current liabilities a total of $1.1 million and $1.2 million, respectively, for various non-income tax related tax contingencies.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.9 million and $3.4 million as of August 31, 2025 and August 31, 2024, respectively, in this country.
In fiscal year 2023, we recorded a $7.2 million charge to settle an AMT payment dispute in another one of our markets. Of this amount, $1.0 million is a reserve recorded against an income tax receivable for one of the tax years for which we sought a refund and the remaining $6.2 million was for the unpaid years of the dispute in which the Company made tax payments using the original computation based on taxable income. Additionally, as part of the settlement, the Company agreed to pay AMT on a go-forward basis, which was approximately $2.2 million for fiscal year 2025.
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
The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2025 and August 31, 2024, the Company had approximately $11.5 million and $14.7 million, respectively, in contractual obligations for construction services not yet rendered.
As of August 31, 2025, the Company has signed a lease agreement for a facility to be built by the lessor related to the relocation of its warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the second half of calendar year 2026. Once this building is ready, the Company expects to use approximately $12.1 million in cash to outfit this club. The lease will have a term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold. A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease are as follows (in thousands):

Years Ended August 31,	Amount
2027	$559
2028	1,626
2029	1,584
2030	1,543
2031	1,503
Thereafter	19,299
Total future lease payments	$26,114
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2025 the Company had entered into five land purchase agreements that, if completed, would result in the use of approximately $23.0 million in cash.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 10 – INCOME TAXES
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2025	2024	2023
United States	$99,516	$60,697	$57,941
Foreign	106,982	140,730	111,270
Income from continuing operations before provision for income taxes and income (loss) of unconsolidated affiliates	$206,498	$201,427	$169,211
Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2025	2024	2023
Current:
U.S. tax expense	$20,236	$23,213	$21,604
Foreign tax expense	42,564	43,488	41,639
Total	$62,800	$66,701	$63,243
Deferred:
U.S. tax benefit	$(7,886)	$(15,389)	$(11,958)
U.S. valuation allowance change	6,966	12,532	12,598
Foreign tax benefit	(3,556)	(1,904)	(3,935)
Foreign valuation allowance change	293	678	3
Total	$(4,183)	$(4,083)	$(3,292)
Provision for income taxes	$58,617	$62,618	$59,951
The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2025	2024	2023
Federal tax provision at statutory rates	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.4	0.2	0.3
Differences in foreign tax rates	7.3	2.1	6.8
Permanent items and other adjustments	(3.4)	0.6	(0.1)
Increase in valuation allowance	3.1	7.2	7.4
Provision for income taxes	28.4%	31.1%	35.4%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant components of the Company’s deferred tax assets as of August 31, 2025 and 2024 are shown below (in thousands):

	August 31,
	2025	2024
Deferred tax assets:
Foreign tax credits	$59,286	$54,451
Deferred compensation	2,826	2,819
U.S. timing differences	10,635	7,992
Foreign net operating losses	4,692	4,590
Foreign timing differences:
Accrued expenses and other timing differences	10,100	8,765
Depreciation and amortization	18,059	16,944
Deferred income	9,869	9,120
Gross deferred tax assets	115,467	104,680
U.S. deferred tax liabilities (depreciation and other timing differences)	(877)	(1,199)
Foreign deferred tax liabilities netted against deferred tax assets	(6,629)	(5,883)
U.S. valuation allowance	(61,478)	(55,871)
Foreign valuation allowance	(5,254)	(5,110)
Net deferred tax assets	$41,229	$36,618
For fiscal year 2025, the effective tax rate was 28.4%. The decrease in the effective rate versus the prior year was primarily attributable to our implementation of certain tax optimization initiatives implemented at the beginning of fiscal year 2025.
For fiscal year 2025, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $30.8 million and $28.4 million as of August 31, 2025 and 2024, respectively.
The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. The Company considers earnings to be permanently reinvested for any jurisdiction where distribution from a foreign affiliate would cause additional tax cost, and management has no plans to repatriate the related undistributed earnings and profits from these foreign affiliates. As of August 31, 2025 and 2024 the undistributed earnings of these foreign subsidiaries are approximately $544.3 million and $461.5 million, respectively.
The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits. These positions are recorded as unrecognized tax benefits.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2025	2024	2023
Balance at beginning of fiscal year	$4,294	$4,745	$5,041
Gross increase - tax positions in prior period	—	11	35
Gross decrease - tax positions in prior period	(3)	—	—
Additions based on tax positions related to the current year	—	7	143
Expiration of the statute of limitations for the assessment of taxes	(1,623)	(469)	(474)
Balance at end of fiscal year	$2,668	$4,294	$4,745
As of August 31, 2025, the liability for income taxes associated with unrecognized tax benefits was $2.7 million and can be reduced by $0.1 million of tax benefits recorded as deferred tax assets and liabilities. The net amount of $2.6 million would, if recognized, favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.
The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2025 and 2024, the Company had accrued an additional $1.8 million and $1.7 million, respectively, for the payment of interest and penalties related to the above-mentioned unrecognized tax benefits.
The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the twelve-month period ending August 31, 2026 could result in a total income tax benefit amounting up to $2.3 million.
The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions. Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.5 million and $10.9 million and deferred tax assets of $3.9 million and $3.4 million as of August 31, 2025 and August 31, 2024, respectively, in this country.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2007, 2016* to 2018*, 2022 to the present
California (U.S.) (state return)	2021 to the present
Florida (U.S.) (state return)	2012* to 2018*, 2022 to the present
Aruba	2020 to the present
Barbados	2019 to the present
Costa Rica	2011 to 2012, 2015 to 2016, 2019 to the present
Colombia	2019 to the present
Dominican Republic	2011 to 2012, 2016, 2021 to the present
El Salvador	2019, 2022 to the present
Guatemala	2012 to 2013, 2019, 2021 to the present
Honduras	2018 to the present
Jamaica	2019 to the present
Mexico	2021 to the present
Nicaragua	2020 to the present
Panama	2023 to the present
Trinidad	2016, 2019 to the present
U.S. Virgin Islands	2001 to the present
Spain	2022 to the present
*Aeropost only
Generally, for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return. If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carryforward tax loss was used to offset taxable income in the carryforward year. Given the historical losses in these jurisdictions and the Section 382 change in control limitations on the use of the tax loss carryforwards, there is uncertainty and significant variation as to when a tax year is no longer subject to audit.
NOTE 11 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

	Total Amount of Facilities	Facilities Used		Facilities Available	Weighted average interest rate
		Short-term Borrowings	Letters of Credit
August 31, 2025 - Committed	$75,000	$—	$—	$75,000	—%
August 31, 2025 - Uncommitted	96,000	12,286	—	83,714	9.5%
August 31, 2025 - Total	$171,000	$12,286	$—	$158,714	9.5%

August 31, 2024 - Committed	$75,000	$—	$225	$74,775	—%
August 31, 2024 - Uncommitted	96,000	8,007	—	87,993	11.3%
August 31, 2024 - Total	$171,000	$8,007	$225	$162,768	11.0%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of August 31, 2025 and August 31, 2024, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the twelve months ended August 31, 2025:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2023	$20,193	$119,487	$139,680	(1)
Proceeds from long-term debt received during the period:
Panama subsidiary	—	16,500	16,500
Total proceeds from long-term debt received during the period	—	16,500	16,500
Repayments of long-term debt:	(3,707)	(22,613)	(26,320)
Reclassifications of long-term debt due in the next 12 months	19,374	(19,374)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	57	443	500
Balances as of August 31, 2024	35,917	94,443	130,360	(3)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	19,311	51,119	70,430
Guatemala subsidiary	458	9,542	10,000
United States	—	12,500	12,500
Total proceeds from long-term debt received during the period	19,769	73,161	92,930
Repayments of long-term debt:	(23,303)	(14,069)	(37,372)
Reclassifications of long-term debt due in the next 12 months	6,076	(6,076)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	216	463	679
Balances as of August 31, 2025	$38,675	$147,922	$186,597	(4)
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
(4)The carrying amount of non-cash assets assigned as collateral for these loans was $185.6 million. The carrying amount of cash assets assigned as collateral for these loans was $26.5 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In June 2025, the Company obtained a ten-year term loan for $12.5 million to fund the purchase of its new headquarters offices located in San Diego, California. The loan has a balloon payment due at maturity. The Company entered into an interest rate swap agreement to secure a 5.72% fixed interest rate on this loan.
In the fourth quarter of fiscal year 2025, the Company entered into the following financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market:
•The Company's Trinidad subsidiary entered into a privately placed bond agreement to issue bonds denominated in Jamaican dollars and indexed to U.S. dollars for the equivalent of U.S. $29.5 million, with a coupon rate of 7.25% and repayable over a four-year period;
•The Company's Trinidad subsidiary entered into a four-year cash-secured syndicated loan agreement for the equivalent of U.S. $20.5 million, of which $15.0 million is U.S. dollar denominated and $5.5 million is denominated in Jamaican dollars and indexed to U.S. dollars, at a 7.25% interest rate; and
•The Company's Trinidad subsidiary entered into a three-year term loan agreement denominated in U.S. dollars for U.S. $15.0 million. This U.S. $15.0 million loan is indexed to Trinidad dollars and will be repaid in Trinidad dollars, at an 11.50% interest rate.
Also, in the fourth quarter of fiscal year 2025, the Company entered into a loan agreement for $10.0 million to partially fund the construction of the new Quetzaltenango warehouse club. The loan has a term of 15 years. The loan is denominated in Guatemalan quetzales at a 7.60% interest rate.
The following table provides a summary of the third party long-term loans entered into by the Company:

	August 31, 2025	August 31, 2024
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$—	$19,770
Loans entered into by the Company or its subsidiaries for which the Company or its subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	56,355	28,794
Unhedged loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants (1)	130,242	81,796
Total long-term debt	186,597	130,360
Less: current portion	38,675	35,917
Long-term debt, net of current portion	$147,922	94,443
(1)Refer to Part II. "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information about the composition of fixed-interest-rate and variable-interest-rate loans.
As of August 31, 2025 and August 31, 2024, the Company had approximately $78.1 million and $76.6 million, respectively, of long-term loans in several foreign subsidiaries which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods. The net increase in long-term debt during the twelve months ended August 31, 2025 is primarily attributable to loans entered into by the Company’s Trinidad and Guatemala subsidiaries, as well as a loan entered by the US corporate office, and partially offset by payments on its long-term debt.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2026	$38,675
2027	53,418
2028	32,437
2029	17,934
2030	3,729
Thereafter	40,404
Total	$186,597
NOTE 12 – LEASES
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2025, the Company only has operating leases for its clubs, distribution centers, office space, and land. Operating leases, net of accumulated amortization, are included in operating lease right of use (“ROU”) assets, and current and non-current operating lease liabilities on the Company’s consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense on the Company’s consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.
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
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option or if an economic penalty may be incurred if the option is not exercised. The initial lease terms of the Company’s operating leases range from 2 to 41 years.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table is a summary of the Company’s components of total lease costs for fiscal year 2025 and 2024 (in thousands):

	Years Ended August 31,
	2025	2024
Operating lease cost	$15,375	$15,368
Short-term lease cost	374	243
Variable lease cost	6,200	5,464
Sublease income	(111)	(109)
Total lease costs	$21,838	$20,966
The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2025 and August 31, 2024 were as follows:

	Years Ended August 31,
	2025	2024
Weighted average remaining lease term in years	17.5	18.1
Weighted average discount rate percentage	6.7%	6.7%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years Ended August 31,
	2025	2024
Operating cash flows paid for operating leases	$14,834	$15,368
The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Leased Locations
2026	$16,019
2027	14,802
2028	11,756
2029	11,584
2030	11,813
Thereafter	163,983
Total future lease payments	229,957
Less imputed interest	(99,783)
Total operating lease liabilities	$130,174
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
Cash Flow Hedges
As of August 31, 2025, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the twelve months ended August 31, 2025:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	25-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$18,700,000	PriceSmart, Inc.	6.00%	10.91%	27th day of each November, February, May and August beginning on February 27, 2025	November 27, 2024 - November 27, 2027
Colombia subsidiary	15-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	7.61%	17th day of each February, May, August and November beginning on February 18, 2025	November 18, 2024 - November 17, 2026
Colombia subsidiary	19-Sep-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	4.00%	9.15%	24th day of each September, December, March and June beginning on December 24, 2024	September 24, 2024 - September 24, 2029
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
SD Property Managers, LLC	16-Jun-25	Fifth Third Bank, National Association	Interest rate swap	$12,500,000	Fifth Third Bank, National Association	Variable rate 1-month SOFR	4.02%	1st day of each month beginning on July 1, 2025	June 16, 2025 - June 16, 2035
Panama subsidiary	11-Jul-24	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$16,500,000	Bank of Nova Scotia	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	07-Nov-16	U.S. Bank, N.A. ("U.S. Bank") successor to Union Bank, N.A.	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.70%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the twelve-month periods ended August 31, 2025, 2024 and 2023, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps(2)	Total
Interest expense for the year ended August 31, 2025	$3,473	$3,088	$6,561
Interest expense for the year ended August 31, 2024	$4,784	$2,354	$7,138
Interest expense for the year ended August 31, 2023	$4,630	$1,205	$5,835
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of
	August 31, 2025	August 31, 2024
U.S. Bank	$27,519	$28,794
Fifth Third Bank, National Association	12,500	—
Citibank N.A.	71,200	72,270
Scotiabank	16,337	16,500
Total	$127,556	$117,564
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	August 31, 2025			August 31, 2024
		Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current assets	$—	$—	$—	$4,030	$(1,411)	$2,619
Cross-currency interest rate swaps	Other non-current assets	—	—	—	259	(90)	169
Cross-currency interest rate swaps	Other current liabilities	—	—	—	(1,179)	413	(766)
Cross-currency interest rate swaps	Other long-term liabilities	(5,381)	1,884	(3,497)	(1,778)	622	(1,156)
Interest rate swaps	Other non-current assets	701	(157)	544	1,223	(274)	949
Interest rate swaps	Other long-term liabilities	(815)	207	(608)	(322)	90	(232)
Net fair value of derivatives designated as hedging instruments		$(5,495)	$1,934	$(3,561)	$2,233	$(650)	$1,583

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of August 31, 2025:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	20-Feb-2025 - 15-Aug-2025	Forward foreign exchange contracts (USD)	$19,000	25-Sep-2025 - 25-Feb-2026
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net in the consolidated statements of income in the period of change, but the amounts were immaterial for the twelve months ended August 31, 2025, 2024 and 2023.
NOTE 14 – RELATED-PARTY TRANSACTIONS
Relationships with Edgar Zurcher: Mr. Zurcher, a director of the Company, is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $708,000, $632,000, and $718,000 in rental income for this space during the fiscal years ended 2025, 2024 and 2023. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.7 million for products purchased from this entity for the fiscal years ended August 31, 2025 and August 31, 2024, and $1.9 million for the fiscal year ended August 31, 2023.
Relationships with Price Family Charitable Organizations: During the years ended August 31, 2025, 2024 and 2023, the Company sold approximately $337,000, $336,000 and $1.0 million, respectively, of supplies to Price Philanthropies Foundation. Robert Price, Chairman of the Company's Board of Directors and Interim Chief Executive Officer of the Company for fiscal year 2025, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director of the Company, serves as a director of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a director of the Board of the Price Philanthropies Foundation. David Price, a director and the Executive Vice President and Chief Transformation Officer of the Company for fiscal year 2025, serves as a Vice President and a Vice Chair of the Board of the Price Philanthropies Foundation.
Relationships with PriceSmart Foundation: During the year ending August 31, 2024, the Company donated a contribution of $150,000 to PriceSmart Foundation. At August 31, 2024, David Price was a director and the Executive Vice President and Chief Transformation Officer of the Company and served as the President of PriceSmart Foundation. Francisco Velasco was Executive Vice President – Chief Legal Officer, Chief Risk & Compliance Officer and Secretary of the Company and served as a member of the board of PriceSmart Foundation. Jeffrey R. Fisher, a director of the Company, served as the Chief Financial Officer of PriceSmart Foundation. Patricia Márquez, a director of the Company, served as a member of the board of PriceSmart Foundation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama, entered by the Company in 2008 (see Note 15 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $140,000 in rent expense for each of the fiscal years ended August 31, 2025, August 31, 2024 and August 31, 2023.
Relationship with La Jolla Aviation: Robert E. Price owns La Jolla Aviation, Inc., a company that PriceSmart employees use for travel. The Company incurred approximately $210,000 and $400,000 in travel expenses for travel provided by La Jolla Aviation for the fiscal years ended August 31, 2025 and 2024, respectively. Jeffrey R. Fisher, a director of the Company, previously served as Secretary and Chief Financial Officer of La Jolla Aviation, including during fiscal year 2024. However, he does not currently hold any positions at La Jolla Aviation.
Relationship with Robert Price: On February 3, 2023, Robert E. Price, a Company founder and Chairman of the Board of Directors, became Interim Chief Executive Officer. Mr. Price elected not to receive compensation for his role as Interim Chief Executive Officer. Therefore, the financial statements do not include compensation charges for his services. We have estimated the fair value of these services, based on a number of factors, to be approximately $5.1 million on an annual basis. On August 31, 2025, Robert Price officially stepped down as Interim Chief Executive Officer and David Price became Chief Executive Officer of the Company as of September 1, 2025.
NOTE 15 – UNCONSOLIDATED AFFILIATES
The Company determines whether the joint venture in which it has made investments in is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.
In 2008, the Company entered into a real estate joint venture to jointly own and operate separate commercial retail centers adjacent to the warehouse club in Panama (GolfPark Plaza, S.A.). Due to the initial nature of the joint venture and the continued commitments for additional financing, the Company determined the joint venture is a VIE. Since all rights, obligations and the power to direct the activities of the VIE that most significantly impact the VIE's economic performance is shared equally by both parties within the joint venture, the Company has determined that it is not the primary beneficiary of the VIE and, therefore, has accounted for this entity under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.
On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with Golf Park Plaza, S.A. for warehouse storage space. The agreement was renewed for an additional five years during fiscal year 2022. Combined, the Company recognized $140,000 in rent expense for each of the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The table below summarizes the Company’s interest in this VIE and the Company’s maximum exposure to loss as a result of its involvement with this VIE as of August 31, 2025 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments (1)	Company's Maximum Exposure to Loss in Entity (2)
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(129)	$6,889	$99	$6,988
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
The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31, 2025	August 31, 2024
Current assets	$1,858	$1,641
Non-current assets	$2,822	$3,009
Current liabilities	$168	$151

	Years Ended August 31,
	2025	2024	2023
PriceSmart’s share of the net gain (loss) of unconsolidated affiliates	$6	$66	$(55)
NOTE 16 – SEGMENTS
The Company and its subsidiaries are principally engaged in the international operation of membership shopping in 56 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.
The group composed of the Company’s (i) Chief Executive Officer, (ii) Chief Operating Officer, and (iii) Chief Financial Officer functions as the Company’s Chief Operating Decision Maker ("CODM"). The Company’s CODM manages business operations and evaluates the performance of each segment based on the operating income (loss) of the segment and net income. The CODM considers actual performance relative to expectations, and growth potential to determine the appropriate allocation of resources to each segment.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize by segment certain revenues, significant expense categories, operating costs and balance sheet items regularly provided to the CODM, (in thousands):

	United States Operations	Central American Operations	Caribbean Operations(1)	Colombia Operations	Reconciling Items(2)	Total
Year Ended August 31, 2025
Revenue from external customers	$15,548	$3,192,159	$1,443,074	$619,313	$—	$5,270,094
Intersegment revenues	1,986,399	34,200	7,490	6,493	(2,034,582)	—
Total revenues	2,001,947	3,226,359	1,450,564	625,806	(2,034,582)	5,270,094

Less (3):
Cost of goods sold	14,364	2,632,429	1,187,006	521,923	—	4,355,722
Intersegment cost of goods sold	1,904,809	33,507	6,620	6,345	(1,951,281)	—
Warehouse club and other operations	—	286,736	143,332	68,341	—	498,409
General and administrative (4)	179,696	3,447	134	176	—	183,453
Intersegment reimbursement of expenses	(78,521)	53,652	24,436	433	—	—
Operating income (loss)	(18,401)	216,588	89,036	28,588	(83,301)	232,510
Interest income from external sources	1,557	6,262	2,100	220	—	10,139
Interest income from intersegment sources	5,656	6,955	398	—	(13,009)	—
Interest expense from external sources	(1,218)	(3,134)	(1,955)	(5,208)	—	(11,515)
Interest expense from intersegment sources	(4,688)	(2,865)	(2,095)	(3,358)	13,006	—
Provision for income taxes	(19,723)	(29,601)	(6,766)	(2,527)	—	(58,617)
Other segment items (5)	(1,870)	(5,936)	(15,364)	(1,460)	—	(24,630)
Net income (loss)	$(38,687)	$188,269	$65,354	$16,255	$(83,304)	$147,887

Depreciation, property and equipment	(7,751)	(45,111)	(22,527)	(12,772)	—	(88,161)
Long-lived assets (other than deferred tax assets)	90,663	659,756	262,543	197,268	—	1,210,230
Goodwill	8,981	24,254	10,003	—	—	43,238
Investment in unconsolidated affiliates	—	6,889	—	—	—	6,889
Total assets	300,177	1,147,392	534,654	286,934	—	2,269,157
Capital expenditures, net	27,477	78,241	39,488	8,925	—	154,131

Year Ended August 31, 2024
Revenue from external customers	$39,438	$2,965,772	$1,352,030	$556,658	$—	$4,913,898
Intersegment revenues	1,759,335	31,101	5,641	4,815	(1,800,892)	—
Total revenues	1,798,773	2,996,873	1,357,671	561,473	(1,800,892)	4,913,898

Less (3):
Cost of goods sold	37,484	2,448,195	1,111,804	469,491	—	4,066,974
Intersegment cost of goods sold	1,685,054	30,385	5,676	4,719	(1,725,834)	—
Warehouse club and other operations	—	265,157	133,723	67,577	—	466,457
General and administrative (4)	156,260	2,323	821	119	—	159,523
Intersegment reimbursement of expenses	(102,331)	67,327	30,772	4,232	—	—
Operating income	22,306	183,486	74,875	15,335	(75,058)	220,944
Interest income from external sources	2,382	7,291	1,175	201	—	11,049
Interest income from intersegment sources	4,618	4,020	376	—	(9,014)	—
Interest expense from external sources	(1,118)	(2,843)	(2,719)	(6,279)	—	(12,959)
Interest expense from intersegment sources	(2,261)	(3,531)	(1,154)	(2,103)	9,049	—
Provision for income taxes	(20,961)	(31,761)	(8,880)	(1,016)	—	(62,618)
Other segment items (5)	153	(8,545)	(7,235)	(1,914)	—	(17,541)
Net income	$5,119	$148,117	$56,438	$4,224	$(75,023)	$138,875

Depreciation, property and equipment	(5,963)	(42,990)	(19,607)	(14,051)	—	(82,611)
Long-lived assets (other than deferred tax assets)	72,727	614,382	224,019	199,404	—	1,110,532
Goodwill	8,981	24,193	10,023	—	—	43,197
Investment in unconsolidated affiliates	—	6,882	—	—	—	6,882
Total assets	220,076	1,065,493	451,265	285,860	—	2,022,694
Capital expenditures, net	10,591	108,506	38,777	13,668	—	171,542

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended August 31, 2023
Revenue from external customers	$31,741	$2,671,083	$1,269,307	$439,711	$—	$4,411,842
Intersegment revenues	1,538,589	27,709	5,621	4,466	(1,576,385)	—
Total revenues	1,570,330	2,698,792	1,274,928	444,177	(1,576,385)	4,411,842

Less (3):
Cost of goods sold	30,157	2,210,719	1,043,239	368,396	—	3,652,511
Intersegment cost of goods sold	1,472,335	27,186	5,522	4,376	(1,509,419)	—
Warehouse club and other operations	—	240,213	125,291	51,768	—	417,272
General and administrative (4)	134,632	1,224	214	889	—	136,959
Intersegment reimbursement of expenses	(102,906)	62,716	29,771	10,419	—	—
Reserve for AMT settlement	—	7,179	—	—	—	7,179
Separation costs associated with Chief Executive Officer departure	7,747	—	—	—	—	7,747
Asset impairment and closure costs	479	877	4,302	—	—	5,658
Operating income	27,886	148,678	66,589	8,329	(66,966)	184,516
Interest income from external sources	3,604	3,977	2,135	155	—	9,871
Interest income from intersegment sources	2,454	1,603	253	—	(4,310)	—
Interest expense from external sources	(1,165)	(2,664)	(3,251)	(3,940)	—	(11,020)
Interest expense from intersegment sources	(75)	(1,258)	(1,041)	(1,939)	4,313	—
(Provision) benefit for income taxes	(23,283)	(28,045)	(9,873)	1,250	—	(59,951)
Other segment items (5)	540	(5,975)	(7,599)	(1,177)	—	(14,211)
Net income	$9,961	$116,316	$47,213	$2,678	$(66,963)	$109,205

Depreciation, property and equipment	(5,482)	(37,053)	(19,188)	(10,210)	—	(71,933)
Amortization, Intangibles	(765)	—	—	—	—	(765)
Long-lived assets (other than deferred tax assets)	71,919	566,139	210,000	205,295	—	1,053,353
Goodwill	8,981	24,083	10,046	—	—	43,110
Investment in unconsolidated affiliates	—	10,479	—	—	—	10,479
Total assets	302,115	995,881	425,145	282,467	—	2,005,608
Capital expenditures, net	10,204	79,526	24,234	29,948	—	143,912
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(3)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(4)General and administrative expenses include pre-opening expenses and loss on disposal of assets.
(5)Other segment items include other expense, net and income (loss) of unconsolidated affiliates.
NOTE 17 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of August 31, 2025 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

ADDITIONAL INFORMATION
Corporate Offices
9797 Aero Drive, Suite 100
San Diego, CA 92123
(858) 404-8800
Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT
Annual Meeting
Thursday, February 5, 2026
Held via live audio and webcast
Transfer Agent
Computershare Inc.
462 South 4th Street, Suite 1600
Louisville, KY, 40202
Telephone: (888) 867-6003
TDD for Hearing Impaired: (800) 490-1493
Outside U.S.: (201) 680-6578
Independent Registered Public Accounting Firm
Ernst & Young U.S. LLP
4365 Executive Drive, Suite 1600
San Diego, CA 92121
PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9797 Aero Drive, Suite 100, San Diego, CA 92123. Internet users can access PriceSmart's web site at https://investors.pricesmart.com.