Form 10-Q
period 2025-11-30
PRICESMART INC
filed 2026-01-07
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
(Registrant’s telephone number, including area code): (858) 404-8800
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
The registrant had 30,815,417 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2025.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of November 30, 2025 and the consolidated balance sheet as of August 31, 2025, the unaudited consolidated statements of income for the three months ended November 30, 2025 and 2024, the unaudited consolidated statements of comprehensive income for the three months ended November 30, 2025 and 2024, the unaudited consolidated statements of equity for the three months ended November 30, 2025 and 2024, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2025 and 2024 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2025 (Unaudited)	August 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$206,419	$241,024
Short-term restricted cash	9,212	11,061
Short-term investments	114,160	73,186
Receivables, net of allowance for credit losses of $2 as of November 30, 2025 and August 31, 2025	20,791	17,400
Merchandise inventories	618,848	560,730
Prepaid expenses and other current assets	83,189	71,059
Total current assets	1,052,619	974,460
Long-term restricted cash	33,926	33,206
Property and equipment, net	1,035,967	996,281
Operating lease right-of-use assets, net	119,859	113,479
Goodwill	43,240	43,238
Deferred tax assets	42,008	41,229
Other non-current assets (includes $552 and $701 as of November 30, 2025 and August 31, 2025, respectively, for the fair value of derivative instruments)	66,279	60,375
Investment in unconsolidated affiliates	—	6,889
Total Assets	$2,393,898	$2,269,157
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$7,701	$12,286
Accounts payable	571,578	506,949
Accrued salaries and benefits	42,327	52,478
Deferred income	44,879	43,061
Income taxes payable	6,086	7,265
Other accrued expenses and other current liabilities (includes $3,340 and $551 as of November 30, 2025 and August 31, 2025, respectively, for the fair value of derivative instruments)	71,863	57,627
Operating lease liabilities, current portion	7,868	7,930
Long-term debt, current portion	36,598	38,675
Total current liabilities	788,900	726,271
Deferred tax liability	653	1,100
Long-term income taxes payable, net of current portion	5,079	4,424
Long-term operating lease liabilities	129,268	122,244
Long-term debt, net of current portion	143,735	147,922
Other long-term liabilities (includes $7,269 and $6,196 for the fair value of derivative instruments and $14,203 and $13,628 for post-employment plans as of November 30, 2025 and August 31, 2025, respectively)	21,473	19,824
Total Liabilities	1,089,108	1,021,785

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,799,742 and 32,688,047 shares issued and 30,816,360 and 30,745,833 shares outstanding (net of treasury shares) as of November 30, 2025 and August 31, 2025, respectively	3	3
Additional paid-in capital	535,032	529,354
Accumulated other comprehensive loss	(144,796)	(161,439)
Retained earnings	1,039,592	999,426
Less: treasury stock at cost, 1,983,382 shares as of November 30, 2025 and 1,942,214 shares as of August 31, 2025	(125,041)	(119,972)
Total Stockholders' Equity	1,304,790	1,247,372
Total Liabilities and Equity	$2,393,898	$2,269,157
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30, 2025	November 30, 2024
Revenues:
Net merchandise sales	$1,353,796	$1,223,859
Export sales	127	9,618
Membership income	23,420	20,199
Other revenue and income	5,386	4,268
Total revenues	1,382,729	1,257,944
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,138,182	1,029,877
Export sales	162	9,013
Selling, general and administrative:
Warehouse club and other operations	131,815	117,855
General and administrative	49,308	42,565
Pre-opening expenses	2	22
Loss on disposal of assets	333	352
Total operating expenses	1,319,802	1,199,684
Operating income	62,927	58,260
Other income (expense):
Interest income	2,949	2,220
Interest expense	(4,420)	(2,695)
Other expense, net	(5,761)	(6,856)
Total other expense	(7,232)	(7,331)
Income before provision for income taxes and loss of unconsolidated affiliates	55,695	50,929
Provision for income taxes	(15,529)	(13,496)
Loss of unconsolidated affiliates	—	(5)
Net income	$40,166	$37,428
Net income per share available for distribution:
Basic	$1.29	$1.21
Diluted	$1.29	$1.21
Shares used in per share computations:
Basic	30,173	30,019
Diluted	30,180	30,020
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30, 2025	November 30, 2024
Net income	$40,166	$37,428

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	15,526	(2,853)
Defined benefit pension plan:
Net gain (loss) arising during period	3	(7)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	43	78
Total defined benefit pension plan	46	71
Derivative instruments: (2)
Unrealized gains (losses) on change in derivative obligations	3,556	(238)
Unrealized losses on change in fair value of interest rate swaps	(2,485)	(2,140)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	2,144
Total derivative instruments	1,071	(234)
Other comprehensive income (loss)	16,643	(3,016)
Comprehensive income	$56,809	$34,412
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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	36	(3,292)	(3,292)
Issuance of restricted stock awards	66	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,493	—	—	—	—	4,493
Net income	—	—	—	—	37,428	—	—	37,428
Other comprehensive loss	—	—	—	(3,016)	—	—	—	(3,016)
Balance at November 30, 2024	32,634	$3	$519,035	$(167,606)	$927,700	1,971	$(120,554)	$1,158,578

Balance at August 31, 2025	32,688	$3	$529,354	$(161,439)	$999,426	1,942	$(119,972)	$1,247,372
Purchase of treasury stock	—	—	—	—	—	41	(5,069)	(5,069)
Issuance of restricted stock awards	154	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(42)	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,678	—	—	—	—	5,678
Net income	—	—	—	—	40,166	—	—	40,166
Other comprehensive income	—	—	—	16,643	—	—	—	16,643
Balance at November 30, 2025	32,800	$3	$535,032	$(144,796)	$1,039,592	1,983	$(125,041)	$1,304,790
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	November 30, 2025	November 30, 2024
Operating Activities:
Net income	$40,166	$37,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,977	20,862
Loss on sale of property and equipment	333	352
Deferred income taxes	(1,502)	907
Equity in losses of unconsolidated affiliates	—	5
Gain on sale of joint venture	(594)	—
Stock-based compensation	5,678	4,493
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(540)	(19,269)
Merchandise inventories	(58,118)	(57,172)
Accounts payable	61,845	50,924
Net cash provided by operating activities	71,245	38,530
Investing Activities:
Additions to property and equipment	(38,611)	(28,181)
Purchases of short-term investments	(66,675)	(38,313)
Proceeds from settlements of short-term investments	25,662	37,147
Purchases of long-term investments	(11,882)	—
Proceeds from dissolution of investment in joint venture	1,057	—
Proceeds from disposal of property and equipment	182	41
Net cash used in investing activities	(90,267)	(29,306)
Financing Activities:
Proceeds from long-term bank borrowings	—	5,441
Repayment of long-term bank borrowings	(6,144)	(19,943)
Proceeds from short-term bank borrowings	3,429	524
Repayment of short-term bank borrowings	(8,366)	(318)
Purchase of treasury stock	(5,069)	(3,292)
Net cash used in financing activities	(16,150)	(17,588)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(562)	8,514
Net increase (decrease) in cash, cash equivalents	(35,734)	150
Cash, cash equivalents and restricted cash at beginning of period	285,291	136,311
Cash, cash equivalents and restricted cash at end of period	$249,557	$136,461

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$3,552	$4,962
Right-of-use assets obtained in exchange for lease liabilities	7,910	6,355

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents, and restricted cash reported within the statement of cash flows:

	Three Months Ended
	November 30, 2025	November 30, 2024
Cash and cash equivalents	$206,419	$120,943
Short-term restricted cash	9,212	3,309
Long-term restricted cash	33,926	12,209
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$249,557	$136,461
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2025

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of November 30, 2025, the Company had 56 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven each in Panama and Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one new warehouse club in La Romana, Dominican Republic in the spring of 2026, one warehouse club in each of Montego Bay and South Camp Road (Kingston), Jamaica in the fall and winter of 2026, respectively, and one warehouse club in Ciudad Quesada, Costa Rica in the fall of 2026. Once these four new clubs are open, the Company will operate 60 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:
1.Invest in Adding New PriceSmart Locations, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers;
2.Increase Membership Value; and
3.Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities.
Basis of Presentation – The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025 (the “2025 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
Throughout this Quarterly Report, we refer to various trademarks and trade names that we use in our business. Other trademarks, service marks or trade names referred to in this Quarterly Report are the property of their respective owners.
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
The Company determines whether any of the joint ventures in which it has made investments are a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. The Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) and is determined to be the primary beneficiary. If the Company determines that it is not the primary beneficiary of the VIE, then the Company records its investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. As a result of this dissolution, the Company recognized a gain of approximately $600,000 in Other income (expense) on the consolidated statements of income for the quarter ended November 30, 2025. The Company used a market-based valuation model to determine the fair value of the two plots of land received at $6.4 million. The Company also received cash and other assets of approximately $1.1 million.
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
Cash and Cash Equivalents – The Company considers cash and cash equivalents as all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $31.9 million as of November 30, 2025 and $32.1 million as of August 31, 2025. We receive interest payments from the money market funds, which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30, 2025	August 31, 2025
Short-term restricted cash	$9,212	$11,061
Long-term restricted cash	33,926	33,206
Total restricted cash (1)	$43,138	$44,267
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain certificates of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $23.0 million, and certificates of deposit and/or security deposits in U.S. dollars of approximately $12.3 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The increase in restricted cash compared to the prior year is primarily due to security deposits related to our financing transactions we entered into in the fourth quarter of fiscal year 2025 to provide additional U.S. dollar liquidity to our Trinidad subsidiary. The certificates of deposit will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.2 million as of November 30, 2025 and August 31, 2025. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of business in most of the countries in which it operates related to the procurement of merchandise and/or services the Company acquires and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale, and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. The Company generally collects VAT from its Members upon sale of goods and services and pays VAT to its vendors upon purchase of goods and services. Periodically, the Company submits VAT reports to governmental agencies and reconciles the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves the Company with net VAT and/or income tax receivables, forcing the Company to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete. Additionally, we are occasionally required to make payments under protest for tax assessments that we are appealing, notwithstanding that we believe it is more likely than not we will ultimately prevail.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.4 million and $10.5 million and deferred tax assets of $4.3 million and $3.9 million as of November 30, 2025 and August 31, 2025, respectively, in this country. While the rules related to refunds of income tax receivables in this country are unclear and complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed underpaid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
The Company's various outstanding VAT receivables and/or income tax receivables are based on cases or appeals with their own set of facts and circumstances. The Company consults and evaluates with legal and tax advisors regularly to understand the strength of its legal arguments and probability of successful outcomes in addition to its own experience handling complex tax issues. Based on those evaluations, the Company has not placed any type of allowance on the recoverability of the remaining tax receivables or deferred tax assets because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30, 2025	August 31, 2025
Prepaid expenses and other current assets	$8,646	$7,387
Other non-current assets	26,237	28,431
Total amount of VAT receivables reported	$34,883	$35,818
The following table summarizes the income tax receivables reported by the Company (in thousands):

	November 30, 2025	August 31, 2025
Prepaid expenses and other current assets	$29,078	$25,169
Other non-current assets	21,268	23,181
Total amount of income tax receivables reported	$50,346	$48,350
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
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs or in other transactions. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock, and the balance is charged to retained earnings. During the three months ended November 30, 2025, the Company did not reissue any treasury shares.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s current and long-term financial assets and liabilities have fair values that approximate their carrying values. The Company’s long-term financial liabilities consist of long-term debt, which is recorded on the balance sheet at issuance price and adjusted for any applicable unamortized discounts or premiums and debt issuance costs. There have been no significant changes in the fair market value of the Company’s current and long-term financial assets and liabilities, and there have been no material changes to the valuation techniques utilized in the fair value measurement of assets and liabilities disclosed in the Company’s 2025 Annual Report on Form 10-K.
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
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar-denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. dollar-denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest rate risk related to payments on the U.S. dollar-denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2025 and August 31, 2025.
Fair Value Instruments. The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business. This includes exposure to foreign currency exchange rate fluctuations on U.S. dollar-denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements. The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such, the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration.
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
Asset Impairment and Closure Costs – The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management, causing the need for additional impairment charges.
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive income (loss) for these local currency denominated accounts for the three months ended November 30, 2025 and November 30, 2024 (in thousands):

	Three Months Ended
	November 30, 2025	November 30, 2024
Effect on other comprehensive income (loss) due to foreign currency restatement	$15,526	$(2,853)
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

	Three Months Ended
	November 30, 2025	November 30, 2024
Currency loss	$(6,240)	$(6,718)
Recent Accounting Pronouncements - Not Yet Adopted
FASB ASC 740 ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. ASU No. 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt ASU No. 2023-09 for our annual reporting for fiscal year 2026. The Company is evaluating the impact on the Company's consolidated financial statements.
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
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities. The Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as Other revenue and income on the consolidated statements of income.
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
Gift Cards. Members’ purchases of gift cards to be utilized at the Company's warehouse clubs are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card. The outstanding gift cards are reflected as other accrued expenses and other current liabilities in the consolidated balance sheets. These gift cards generally have a one-year stated expiration date from the date of issuance and are generally redeemed prior to expiration. However, the absence of a large volume of transactions for gift cards impairs the Company's ability to make a reasonable estimate of the redemption levels for gift cards; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift cards. The Company periodically reviews unredeemed outstanding gift cards, and the gift cards that have expired are recognized as Other revenue and income on the consolidated statements of income.
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

	Contract Liabilities
	November 30, 2025	August 31, 2025
Deferred membership income	$43,443	$41,739
Other contract performance liabilities	$31,165	$20,327
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended
	November 30, 2025	November 30, 2024
Foods & Sundries	$637,957	$579,999
Fresh Foods	415,575	366,284
Hardlines	144,925	144,195
Softlines	82,359	67,888
Food Service and Bakery	59,471	54,030
Health Services	13,509	11,463
Net Merchandise Sales	$1,353,796	$1,223,859
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three months ended November 30, 2025 and November 30, 2024 (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2025	November 30, 2024
Net income	$40,166	$37,428
Less: Allocation of income to unvested stockholders	(1,227)	(1,043)
Net income available for distribution	$38,939	$36,385
Basic weighted average shares outstanding	30,173	30,019
Add dilutive effect of performance stock units (two-class method)	7	1
Diluted average shares outstanding	30,180	30,020
Basic net income per share	$1.29	$1.21
Diluted net income per share	$1.29	$1.21
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2026. The following table summarizes the dividends declared and paid during fiscal year 2025 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
On February 6, 2025, the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share paid on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, September 1, 2025	$(161,439)
Foreign currency translation adjustments	15,526
Defined benefit pension plans (1)	46
Derivative instruments (2)	1,071
Ending balance, November 30, 2025	$(144,796)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	(2,853)
Defined benefit pension plans (1)	71
Derivative instruments (2)	(234)
Ending balance, November 30, 2024	$(167,606)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	3,879
Defined benefit pension plans (1)	275
Derivative instruments (2)	(1,274)
Amounts reclassified from accumulated other comprehensive loss	271
Ending balance, August 31, 2025	$(161,439)
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
(2)Refer to "Note 8 - Derivative Instruments and Hedging Activities."
Retained Earnings Not Available for Distribution
The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30, 2025	August 31, 2025
Retained earnings not available for distribution	$9,712	$9,741
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business related to the Company’s operations and property ownership. The Company evaluates such matters on a case-by-case basis and vigorously contests any such legal proceedings or claims which the Company believes are without merit. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity. It is possible, however, that the Company's results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.
The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income and Non-Income Taxes
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
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax-related tax contingencies. As of November 30, 2025 and August 31, 2025, the Company has recorded within other accrued expenses and other current liabilities a total of $1.1 million, for various non-income tax-related tax contingencies.
Minimum tax rules applicable in some of the countries where the Company operates require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.4 million and $10.5 million and deferred tax assets of $4.3 million and $3.9 million as of November 30, 2025 and August 31, 2025, respectively, in this country.
While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, in estimating probable additional income tax liability taking into account uncertain tax positions, and in evaluating the probable additional tax associated with various non-income tax filing positions. As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its recorded liabilities. As additional information becomes available, the Company assesses the potential liability and revises its estimates as appropriate.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of November 30, 2025 and August 31, 2025, the Company had approximately $8.5 million and $11.5 million, respectively, in contractual obligations for construction services not yet rendered.
As of November 30, 2025, the Company has signed two lease agreements for which the lease term has not yet commenced. The first agreement relates to the relocation of the Company’s warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building, which is estimated to be delivered in the first half of calendar year 2027. Upon delivery of the building, the Company expects to use approximately $12.1 million in cash to outfit the club. The lease will have an initial term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments, which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold.
Additionally, the Company signed an agreement to lease a parcel of land on South Camp Road in Kingston, Jamaica for the construction of a warehouse club. The Company expects to use approximately $27.6 million in cash to construct the club. The lease will have an initial term of approximately 30 years, with two 10-year renewal options, and will begin at the earlier of (i) 15 months after the commencement date of the lease or (ii) the date the PriceSmart club opens to the public. Under the terms of the lease, the Company will make monthly fixed base rent payments that increase annually by 2.75%.
A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for these two leases are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2026	$280
2027	1,570
2028	2,198
2029	2,127
2030	2,058
Thereafter	27,601
Total future lease payments	$35,834
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of November 30, 2025, the Company had entered into three land purchase agreements that, if completed, would result in the use of approximately $13.9 million in cash.
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. Refer to “Note 2 - Summary of Significant Accounting Policies” for additional information regarding the dissolution.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s interest in a real estate joint venture as of November 30, 2025 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Dissolution of Joint Venture (1)	Company’s Variable Interest in Entity	Commitment to Future Additional Investments	Company's Maximum Exposure to Loss in Entity
GolfPark Plaza, S.A.	50%	$4,616	$2,402	$(129)	$(6,889)	$—	$—	$—
(1)In the first quarter of fiscal year 2026, the Company dissolved its joint venture in GolfPark Plaza, S.A.
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2025 - Committed	$75,000	$—	$58	$74,942	—%
November 30, 2025 - Uncommitted	96,000	7,701	—	88,299	7.2
November 30, 2025 - Total	$171,000	$7,701	$58	$163,241	7.1

August 31, 2025 - Committed	$75,000	$—	$—	$75,000	—%
August 31, 2025 - Uncommitted	96,000	12,286	—	83,714	9.5
August 31, 2025 - Total	$171,000	$12,286	$—	$158,714	9.5%
As of November 30, 2025 and August 31, 2025, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the three months ended November 30, 2025:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2025	$38,675	$147,922	$186,597	(1)
Repayments of long-term debt	(2,113)	(4,031)	(6,144)
Reclassifications of long-term debt due in the next 12 months	78	(78)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(42)	(78)	(120)
Balances as of November 30, 2025	$36,598	$143,735	$180,333	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $185.6 million. The carrying amount of cash assets assigned as collateral for these loans was $26.5 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $171.1 million. The carrying amount of cash assets assigned as collateral for these loans was $34.1 million.
As of November 30, 2025 and August 31, 2025, the Company had approximately $73.5 million and $78.1 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended November 30,	Amount
2026	$36,598
2027	57,109
2028	26,119
2029	18,019
2030	3,162
Thereafter	39,326
Total	$180,333
NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to interest rate risk relating to its ongoing business operations. To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments. The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the Secured Overnight Financing Rate ("SOFR") interest payments associated with variable-rate loans over the life of the loans. As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.
In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, some of the Company’s subsidiaries have entered into cross-currency interest rate swaps that convert their U.S. dollar-denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.
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
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business, including foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts (NDFs) that are intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Hedges
As of November 30, 2025, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the three months ended November 30, 2025:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	25-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$18,700,000	PriceSmart, Inc.	6.00%	10.91%	27th day of each November, February, May and August beginning on February 27, 2025	November 27, 2024 - November 27, 2027
Colombia subsidiary	15-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	7.61%	17th day of each February, May, August and November beginning on February 18, 2025	November 18, 2024 - November 17, 2026
Colombia subsidiary	19-Sep-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	4.00%	9.15%	24th day of each September, December, March and June beginning on December 24, 2024	September 24, 2024 - September 24, 2029
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
SD Property Managers, LLC	16-Jun-25	Fifth Third Bank, National Association	Interest rate swap	$12,500,000	Fifth Third Bank, National Association	Variable rate 1-month SOFR	4.02%	1st day of each month beginning on July 1, 2025	Jun 16, 2025 - June 16, 2035
Panama subsidiary	11-Jul-24	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$16,500,000	Bank of Nova Scotia	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank") successor to Union Bank, N.A.	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.70%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended November 30, 2025 and November 30, 2024, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings (1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2025	$854	$1,121	$1,975
Interest expense for the three months ended November 30, 2024	$1,225	$397	$1,622
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
The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	November 30, 2025	August 31, 2025
U.S. Bank	$27,200	$27,519
Fifth Third Bank, National Association	12,500	12,500
Citibank N.A.	71,200	71,200
Scotiabank	16,171	16,337
Total	$127,071	$127,556
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		November 30, 2025			August 31, 2025
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current liabilities	$(2,556)	$895	$(1,661)	$—	$—	$—
Cross-currency interest rate swaps	Other long-term liabilities	(6,356)	2,225	(4,131)	(5,381)	1,884	(3,497)
Interest rate swaps	Other non-current assets	552	(123)	429	701	(157)	544
Interest rate swaps	Other long-term liabilities	(913)	230	(683)	(815)	207	(608)
Net fair value of derivatives designated as hedging instruments		$(9,273)	$3,227	$(6,046)	$(5,495)	$1,934	$(3,561)

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of November 30, 2025:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	20-May-2025 - 21-Nov-2025	Forward foreign exchange contracts (USD)	$18,000	19-Dec-2025 - 22-May-2026
Forward derivative gains and (losses) on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net, in the consolidated statements of income in the period of change, but the amounts were immaterial for the three month periods ended November 30, 2025 and November 30, 2024.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, significant expense categories, operating costs and balance sheet items regularly provided to the CODM, (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items (2)	Total
Three Months Ended November 30, 2025
Revenue from external customers	$1,600	$833,487	$365,308	$182,334	$—	$1,382,729
Intersegment revenues	546,205	8,041	2,307	2,701	(559,254)	—
Total revenues	547,805	841,528	367,615	185,035	(559,254)	1,382,729
Less (3):
Cost of goods sold	162	686,342	299,892	151,948	—	1,138,344
Intersegment cost of goods sold	524,518	7,833	1,698	2,647	(536,696)	—
Warehouse club and other operations	—	75,353	35,824	20,638	—	131,815
General and administrative (4)	49,341	73	163	66	—	49,643
Intersegment reimbursement of expenses	(24,351)	16,857	7,494	—	—	—
Operating income (loss)	(1,865)	55,070	22,544	9,736	(22,558)	62,927
Interest income from external sources	347	1,523	1,019	60	—	2,949
Interest income from intersegment sources	1,303	1,709	2	—	(3,014)	—
Interest expense from external sources	(443)	(1,055)	(1,520)	(1,402)	—	(4,420)
Interest expense from intersegment sources	(1,114)	(710)	(361)	(821)	3,006	—
Provision for income taxes	(6,660)	(5,768)	(1,617)	(1,484)	—	(15,529)
Other segment items (5)	(77)	(2,476)	(3,641)	433	—	(5,761)
Net income (loss)	$(8,509)	$48,293	$16,426	$6,522	$(22,566)	$40,166

Depreciation, property and equipment	(1,960)	(12,177)	(6,123)	(3,717)	—	(23,977)
Long-lived assets (other than deferred tax assets)	100,036	655,472	284,513	216,010	—	1,256,031
Goodwill	8,981	24,255	10,004	—	—	43,240
Total assets	264,141	1,216,711	584,714	328,332	—	2,393,898
Capital expenditures, net	3,344	14,966	20,599	2,487	—	41,396

Three Months Ended November 30, 2024
Revenue from external customers	$9,618	$760,296	$345,382	$142,648	$—	$1,257,944
Intersegment revenues	515,594	9,333	1,825	1,026	(527,778)	—
Total revenues	525,212	769,629	347,207	143,674	(527,778)	1,257,944

Less (3):
Cost of goods sold	9,014	626,283	282,835	120,758	—	1,038,890
Intersegment cost of goods sold	495,426	9,070	1,829	988	(507,313)	—
Warehouse club and other operations	—	68,058	33,590	16,207	—	117,855
General and administrative (4)	42,525	189	134	91	—	42,939
Intersegment reimbursement of expenses	(20,081)	13,971	6,110	—	—	—
Operating income (loss)	(1,672)	52,058	22,709	5,630	(20,465)	58,260
Interest income from external sources	110	1,574	493	43	—	2,220
Interest income from intersegment sources	1,708	1,482	101	—	(3,291)	—
Interest expense from external sources	(270)	(589)	(491)	(1,345)	—	(2,695)
Interest expense from intersegment sources	(1,111)	(964)	(493)	(724)	3,292	—
Provision for income taxes	(4,741)	(6,847)	(2,109)	201	—	(13,496)
Other segment items (5)	195	(2,931)	(2,305)	(1,820)	—	(6,861)
Net income (loss)	$(5,781)	$43,783	$17,905	$1,985	$(20,464)	$37,428

Depreciation, property and equipment	(1,768)	(10,944)	(5,005)	(3,145)	—	(20,862)
Long-lived assets (other than deferred tax assets)	71,614	627,942	230,920	186,666	—	1,117,142

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill	8,981	24,204	10,030	—	—	43,215
Investment in unconsolidated affiliates	—	6,877	—	—	—	6,877
Total assets	210,842	1,103,690	496,459	276,691	—	2,087,682
Capital expenditures, net	572	15,445	9,890	2,465	—	28,372

As of August 31, 2025
Long-lived assets (other than deferred tax assets)	$90,663	$659,756	$262,543	$197,268	$—	$1,210,230
Goodwill	8,981	24,254	10,003	—	—	43,238
Investment in unconsolidated affiliates	—	6,889	—	—	—	6,889
Total assets	300,177	1,147,392	534,654	286,934	—	2,269,157
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
(5)Other segment items include other expense, net and loss of unconsolidated affiliates.

NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of November 30, 2025 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, digital and technological initiatives, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including but not limited to the risks detailed in the Annual Report on Form 10-K for the fiscal year ended August 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2025 under the heading “Part I. Item 1A. Risk Factors" and "Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The objective of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and South America at operating standards as good as, or superior to, warehouse club operations in the United States.
As of November 30, 2025, we had 56 warehouse clubs in operation in Central America, the Caribbean and Colombia. In addition, we are continuing to advance our planned expansion into Chile, which we believe is a promising new market for our Company. We believe PriceSmart has become one of the most respected and trusted brands in the countries where we operate, and with over two million membership accounts, and over four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.

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
PriceSmart continually focuses on innovation. Beyond in-club shopping, our Members can shop via our mobile app or online at PriceSmart.com, both of which offer home delivery and curbside pickup via our Click & Go® service. PriceSmart is making significant investments in technology both to improve the online shopping experience for its Members and to enhance operating efficiencies in its supply chain and the back office.
We seek to be an outstanding place to work and provide safe and pleasant working environments for our almost 13,000 employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.
PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. Through a partnership with Price Philanthropies Foundation’s Aprender y Crecer program, we provide school supplies to approximately 140,000 children, and vision screening and eye exams for thousands of children. In addition, the PriceSmart Foundation makes grants to support youth workforce development and small business growth in PriceSmart markets.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory (1)	Number of Warehouse Clubs in Operation as of November 30, 2024	Number of Warehouse Clubs in Operation as of November 30, 2025	Anticipated Warehouse Club Openings in Fiscal Year 2026	Anticipated Warehouse Club Openings in Fiscal Year 2027
Colombia	10	10	—	—
Costa Rica	8	9	—	1
Panama	7	7	—	—
Guatemala	6	7	—	—
Dominican Republic	5	5	1	—
Trinidad	4	4	—	—
El Salvador	4	4	—	—
Honduras	3	3	—	—
Nicaragua	2	2	—	—
Jamaica	2	2	—	2
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	54	56	1	3
(1)    In July 2025, the Company announced its plans to expand into Chile.
Our member-facing warehouse clubs are all located in Latin America and the Caribbean. Our two regional distribution centers located in the United States (Miami) and Costa Rica operate in conjunction with our local distribution centers in all of our multi-club markets throughout Latin America and the Caribbean. Our corporate headquarters, U.S. buying operations and support service center offices are located in the United States. Lastly, we have additional support service centers in some of our markets. Our operating segments are the United States, Central America, the Caribbean and Colombia.
In the third quarter of fiscal year 2025, we purchased land for our sixth warehouse club in the Dominican Republic, located in La Romana, approximately 73 miles east from the nearest club in the capital of Santo Domingo. The club will be built on a five-acre property and is anticipated to open in the spring of 2026.
In the first quarter of fiscal year 2026, we purchased land for our third warehouse club in Jamaica, located in Montego Bay, approximately 100 miles west from the nearest club in the capital of Kingston. The club will be built on a five-acre property and is anticipated to open in the fall of 2026.
In the second quarter of fiscal year 2026, we purchased land and plan to open our tenth warehouse club in Costa Rica, located in Ciudad Quesada, approximately 47 miles northwest from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open in the fall of 2026.
Additionally, in the first quarter of fiscal year 2026, we executed a land lease for our fourth warehouse club in Jamaica, located on South Camp Road (Kingston), approximately six miles southeast from the nearest club in the capital of Kingston. The club will be built on a three-acre property and is anticipated to open in the winter of 2026.
The opening timeline for our anticipated Jamaica clubs has been adjusted by approximately one month as we address the operational disruptions caused by Hurricane Melissa and support recovery efforts across the island. We do not anticipate any further delays caused by the disruptions from Hurricane Melissa at this time.
Once these four new clubs are open, the Company will operate 60 warehouse clubs.

We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. We have entered into executory agreements for two potential sites for two new warehouse clubs in Chile. We have hired local consultants to help us in this process. However, opening PriceSmart warehouse clubs in Chile remains subject to our continuing market analyses, finalizing the agreements of appropriate sites for warehouse clubs, and the receipt of required governmental permits, among other uncertainties.
Factors Affecting the Business
Overall economic trends, foreign currency exchange volatility, and other factors impacting the business.
Our sales and profits vary from market to market depending on general economic factors, including Gross Domestic Product ("GDP") growth; consumer preferences; foreign currency exchange rates; political and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, remittances from foreign workers located in the United States to individuals or family members in their home countries, and foreign direct investments. Uncertain economic conditions and slowdown in global economic growth and investment may impact the economies in our markets, causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar.
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
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. In the first quarter of fiscal year 2026, some markets, primarily Colombia, benefited from currency appreciation, which was partially offset by currency devaluations we experienced in some of the other countries where we operate, primarily the Dominican Republic and Honduras, when compared to the first quarter of the prior year. During the first three months of fiscal years 2026 and 2025, approximately 80.9% and 80.0%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.4% and 50.2% consisted of sales of products we purchased in U.S. dollars.
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
In addition, we are closely monitoring developments in Latin America and the Caribbean following recent U.S. military action in Venezuela. It is too early to determine how this situation may evolve or what implications it could have for PriceSmart. Reactions among regional governments have varied. We will continue to assess developments and react as appropriate.
Our operations are subject to volatile weather conditions and natural disasters. In November 2020, Hurricanes Eta and Iota brought severe rainfall, winds, and flooding to a significant portion of Central America, especially Honduras, which caused significant damage to parts of that country’s infrastructure. In October 2025, Hurricane Melissa brought catastrophic winds, flash flooding and storm surge throughout the island of Jamaica resulting in the closure of our Jamaica clubs for two days. Although our warehouse clubs were not significantly affected and we were able to manage our supply chain to keep our warehouse clubs stocked with merchandise, similar natural disasters could adversely impact our overall sales, costs and profit performance in the future.
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
In July 2025, the United States enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses. Key business related provisions include the continuation of the 21% federal corporate income tax rate, enhancements to bonus depreciation and expensing rules, and modifications to certain international provisions, including Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income deductions. The OBBBA also includes other targeted measures, including a 1% excise tax on foreign remittances.
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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of November 30, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $80.2 million, a decrease of $20.3 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency. In July 2025, the Company entered into financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market.
While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025, and the central bank still has strict controls there on the availability of U.S. dollars.
Mission
PriceSmart's mission is to provide all Members an outstanding shopping experience with high quality, exciting merchandise and services at the lowest possible prices.

Purpose
PriceSmart's purpose is to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are enhancing our capabilities to drive sales, operational efficiencies, and provide a better Member experience. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, while simultaneously enhancing Member experience and engagement.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have acquired land for three new warehouse clubs and entered into a land lease for a fourth new warehouse club. These warehouse clubs will be our sixth warehouse club in the Dominican Republic, our third and fourth warehouse clubs in Jamaica, and our tenth warehouse club in Costa Rica. Once these four new clubs are open, PriceSmart will operate 60 warehouse clubs in total. In addition to continued growth throughout our current markets, we are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. As part of this initiative, we have hired local consultants to assist us, appointed a country general manager, and entered into executory agreements for two potential sites for two new warehouse clubs and are actively reviewing other potential sites. Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. To support this strategy, we will begin warehouse club and parking lot expansions and remodels in fiscal year 2026 in Portmore, Jamaica and Barbados. During fiscal year 2024, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We expect to relocate our Miraflores club to this new location in the second half of calendar year 2027. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We anticipate full implementation of these distribution centers in China in the first half of fiscal year 2026. Our goal is to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital as a result. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in other key markets. In the first quarter of fiscal year 2026, we adapted our distribution center in Panama to handle cold merchandise and began operation of a new dry distribution center in Guatemala. We plan to open distribution centers in Trinidad, Colombia and Dominican Republic during fiscal year 2026.

II.Increase Membership Value. At PriceSmart, we are dedicated to attracting new Members and fostering long-term loyalty by continually enhancing the value of membership. In addition to providing low prices on merchandise, we seek to provide Members with greater convenience and an expanding range of services. This includes access to PriceSmart.com for online shopping, seamless club pickup and delivery services, and our comprehensive well-being initiative. Members enjoy optical services with free eye exams, affordably priced eyeglass frames, audiology services with hearing tests, and competitively priced hearing aids. In select markets, we offer pharmacy services to further enrich the PriceSmart membership experience. We increased the membership fee by $5 in all but one market during fiscal year 2024 and may consider further adjustments as member benefits and value continue to grow. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and average ticket as part of determining how Members see the value we offer. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. By offering tangible financial rewards, we believe Members can derive maximum value from their membership, particularly when paired with the PriceSmart co-branded credit card which offers an additional cash back incentive for Members with the card. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 19.3% of our total membership base as of November 30, 2025, an increase from 14.0% as of November 30, 2024. This directly contributes to the Company's revenue growth and reinforces our commitment to providing best-in-class value for our Members. Additionally, our private-label products that we sell under the “Member’s Selection®” brand plays a crucial role in enhancing the membership value proposition. We believe these products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet everyday needs, “Member’s Selection®” products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. During the first three months of fiscal year 2026, our private-label sales represented 27.0% of total net merchandise sales, down slightly from 27.7% in the same period of fiscal year 2025, and we plan to continue to invest in the development of additional private label products under the “Member’s Selection®” brand. In the first quarter of fiscal year 2026, the Company discontinued selling produce under the “Member’s Selection®” brand as we determined that these products no longer aligned with the value proposition we strive to deliver with our private-label products. Excluding discontinuation of produce under the “Member’s Selection®” brand, our private-label sales, as a percentage of total net merchandise sales, increased by 70 basis points compared to the same period of fiscal year 2025. Our strategy is to offer our Members a curated selection of high‑quality merchandise at prices we believe consistently deliver strong value across our markets. Our model focuses on fast‑turning items, with limited variations in styles, sizes, and colors to maximize efficiency and drive savings. We offer a limited number of stock keeping units ("SKUs") with large pack sizes. Our "Treasure Hunt" experience offers the best value on exclusive or one-time-buy merchandise. continuously enhancing our benefits and maintaining a strong focus on membership growth, renewal rates, and Member spending, we provide our Members with unmatched value, no matter how, when or where they choose to shop. As PriceSmart continues to grow, we look forward to reinvesting in new benefits and services that enhance the Member experience, creating a mutually beneficial relationship built on trust, value, and innovation.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities. We’ve continued to tailor our digital experience to try to exceed our Members` expectations of how, when and where they want to shop. In the first quarter of fiscal year 2026, our digital channel sales reached $89.8 million, a 29.4% increase year-over-year, representing 6.6% of total net merchandise sales. We’re also modernizing our processes and technology. For example, we have continued making progress in our migration to the RELEX software platform in the first quarter of fiscal year 2026. We expect to complete our implementation in fiscal year 2026. We believe this upgrade enhances employee productivity and is designed to improve inventory management, reduce spoilage and increase in-stock availability, driving both sales and efficiency. In addition, during the first quarter of fiscal year 2026, we finalized implementing a new point-of-sale system, Elera, a Toshiba product, in all of our English-speaking markets in the Caribbean. In the second quarter of fiscal year 2026, we expect to begin implementation in our Spanish speaking Central American markets. We believe with Elera we can achieve faster checkout times, improve employee productivity and enhance our payment option capabilities. In the first quarter of fiscal year 2026, we began implementing Workday's human capital management system to replace legacy human resource applications. This upgrade is designed to enhance the employee experience with modern, user-friendly tools, while improving processes, strengthening compliance and providing scalable, integrated data to support future growth. During the first quarter, we advanced our multi-phase implementation of the E2Open Global Trade Management platform designed to enhance automation, compliance, and controls across global import and export operations. We believe this platform will strengthen trade compliance, improve data visibility, and support scalable international growth once fully implemented. Lastly, during fiscal year 2026, we will begin migrating our mobile application to fully native iOS and Android architectures to enhance speed, reliability, and accessibility for our Members. We believe this will shorten the release cycles and deepen integration with our composable commerce stack. Solidifying our foundation and allowing for faster deployment of new features will help us achieve our mission of delivering an outstanding shopping experience while leveraging costs down.

Financial highlights for the first quarter of fiscal year 2026 included:
•Total revenues increased 9.9% over the comparable prior year period.
•Net merchandise sales increased 10.6% over the comparable prior year period. We ended the quarter with 56 warehouse clubs compared to 54 warehouse clubs at the end of the first quarter of fiscal year 2025. Net merchandise sales - constant currency increased 9.5% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended November 30, 2025 increased 8.0%. Comparable net merchandise sales - constant currency for the 13 weeks ended November 30, 2025 increased 6.9%.
•Membership income for the first quarter of fiscal year 2026 increased 15.9% to $23.4 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 11.2% over the prior year period, and merchandise gross profits as a percent of net merchandise sales remained unchanged at 15.9% when compared to the same period in the prior year.
•Selling, general and administrative expenses increased 12.9% compared to the first quarter of fiscal year 2025, primarily due to investments in technology and compensation of our Chief Executive Officer. Selling, general and administrative expenses as a percentage of total revenues in the first quarter of fiscal year 2026 increased to 13.1% from 12.8% in the same period last year.
•Operating income for the first quarter of fiscal year 2026 was $62.9 million, an increase of 8.0%, or $4.7 million, compared to the first quarter of fiscal year 2025.
•We recorded a $7.2 million net loss in total other expense in the first quarter of fiscal year 2026 compared to a $7.3 million net loss in total other expense in the same period last year.
•Our effective tax rate increased in the first quarter of fiscal year 2026 to 27.9% from 26.5% in the first quarter of fiscal year 2025. The increase in the effective tax rate is primarily attributable to non-recurring items, primarily from a tax contingency accrual and foreign exchange rate fluctuations.
•Net income for the first quarter of fiscal year 2026 was $40.2 million, or $1.29 per diluted share, compared to $37.4 million, or $1.21 per diluted share, in the first quarter of fiscal year 2025.
•Adjusted EBITDA for the first quarter of fiscal year 2026 was $86.9 million compared to $79.1 million in the same period last year.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(Amounts in thousands)	November 30, 2025	November 30, 2024
Net income as reported	$40,166	$37,428
Adjustments:
Interest expense	4,420	2,695
Provision for income taxes	15,529	13,496
Depreciation and amortization	23,977	20,862
Interest income	(2,949)	(2,220)
Other expense, net (1)	5,761	6,856
Adjusted EBITDA	$86,904	$79,117
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three months ended November 30, 2025 and 2024.
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
COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024
The following discussion and analysis compares the results of operations for the three-month period ended on November 30, 2025 with the three-month period ended on November 30, 2024 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three months ended November 30, 2025 and November 30, 2024:

	Three Months Ended
	November 30, 2025				November 30, 2024
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$816,633	60.3%	$71,798	9.6%	$744,835	60.9%
Caribbean	359,086	26.5	19,447	5.7	339,639	27.7
Colombia	178,077	13.2	38,692	27.8	139,385	11.4
Net merchandise sales	$1,353,796	100.0%	$129,937	10.6%	$1,223,859	100.0%

Comparison of Three Months Ended November 30, 2025 and 2024
Overall, Net merchandise sales grew by 10.6% for the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025. The first quarter increase resulted from an 8.4% increase in transactions and a 2.1% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup via our Click & Go® service and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 56 clubs in operation as of November 30, 2025 compared to 54 clubs as of November 30, 2024.
Net merchandise sales in our Central America segment increased 9.6% during the first quarter. This increase had a 580 basis points (5.8%) positive impact on total net merchandise sales growth for the first quarter. All markets within this segment had positive net merchandise sales growth for the quarter ended. We opened our ninth warehouse club in Costa Rica in April 2025 and our seventh warehouse club in Guatemala in August 2025.
Net merchandise sales in our Caribbean segment increased 5.7% during the first quarter. This increase had a 160 basis points (1.6%) positive impact on total net merchandise sales growth for the first quarter. All markets within this segment had positive net merchandise sales growth.
Net merchandise sales in our Colombia segment increased 27.8% during the first quarter. This increase had a 320 basis point (3.2%) positive impact on total net merchandise sales growth for the first quarter.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three month period ended November 30, 2025. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchange rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended November 30, 2025
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$816,633	$813,526	$3,107	9.6%	9.2%	0.4%
Caribbean	359,086	366,120	(7,034)	5.7	7.8	(2.1)
Colombia	178,077	160,334	17,743	27.8	15.0	12.8
Consolidated total	$1,353,796	$1,339,980	$13,816	10.6%	9.5%	1.1%
Overall, the effects of currency fluctuations within our markets had approximately $13.8 million, or 110 basis points (1.1%), positive impact on net merchandise sales for the three months ended November 30, 2025.
Currency fluctuations had $3.1 million, or 40 basis points (0.4%), of positive impact on net merchandise sales in our Central America segment for the three months ended November 30, 2025. These currency fluctuations contributed approximately 30 basis points (0.3%) of positive impact on net merchandise sales for the three months ended November 30, 2025. The Costa Rican colón appreciated against the dollar as compared to the same three month period a year ago and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had $7.0 million, or 210 basis points (2.1%), of negative impact on net merchandise sales in our Caribbean segment for the three months ended November 30, 2025. These currency fluctuations contributed approximately 60 basis points (0.6%) of negative impact on total net merchandise sales growth for the three months ended November 30, 2025. The negative impact was primarily driven by the devaluation of the Dominican peso as compared to the same three month period a year ago.

Currency fluctuations had $17.7 million, or 1,280 basis points (12.8%), of positive impact on net merchandise sales in our Colombia segment for the three months ended November 30, 2025. These currency fluctuations contributed approximately 140 basis points (1.4%) of positive impact on total net merchandise sales growth for the three months ended November 30, 2025. The Colombian peso appreciated significantly against the dollar as compared to the same three month period a year ago and was a significant factor in the contribution to the favorable currency fluctuations.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our clubs opened during fiscal year 2025 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 54 warehouse clubs for the thirteen week periods ended November 30, 2025.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen week period ended November 30, 2025 and December 1, 2024 compared to the prior year:

	Thirteen Weeks Ended
	November 30, 2025	December 1, 2024
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.4%	5.1%
Caribbean	5.6	5.2
Colombia	27.9	10.3
Consolidated comparable net merchandise sales	8.0%	5.7%

Comparison of Thirteen Weeks Ended November 30, 2025 and December 1, 2024
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen week period ended November 30, 2025 increased 8.0%.
Comparable net merchandise sales in our Central America segment increased 5.4% for the thirteen week period ended November 30, 2025. All of our markets in Central America had positive comparable net merchandise sales growth for the thirteen week period ended November 30, 2025. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 320 basis points (3.2%) of positive impact on total comparable merchandise sales for the thirteen week period ended November 30, 2025.
Comparable net merchandise sales in our Caribbean segment increased 5.6% for the thirteen week period ended November 30, 2025. This increase contributed approximately 160 basis points (1.6%) of positive impact on total comparable merchandise sales for the thirteen week period ended November 30, 2025.
Comparable net merchandise sales in our Colombia segment increased 27.9% for the thirteen week period ended November 30, 2025. This increase contributed approximately 320 basis points (3.2%) of positive impact on total comparable merchandise sales for the thirteen week period ended November 30, 2025.

When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen week period ended November 30, 2025:

	Thirteen Weeks Ended November 30, 2025
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.4%	5.1%	0.3%
Caribbean	5.6	7.7	(2.1)
Colombia	27.9	14.7	13.2
Consolidated comparable net merchandise sales	8.0%	6.9%	1.1%
Overall, the mix of currency fluctuations within our markets had 110 basis points (1.1%) of positive impact on comparable net merchandise sales for the thirteen week periods ended November 30, 2025.
Currency fluctuations within our Central America segment accounted for approximately 20 basis points (0.2%) of positive impact on total comparable merchandise sales for the thirteen week period ended November 30, 2025. Our Costa Rica market was the main contributor to the positive impact as the market experienced currency appreciation when compared to the same thirteen week period last year.
Currency fluctuations within our Caribbean segment accounted for approximately 60 basis points (0.6%) of negative impact on total comparable merchandise sales for the thirteen week period ended November 30, 2025. Our Dominican Republic market was the main contributor as this market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 150 basis points (1.5%) of positive impact on total comparable merchandise sales for the thirteen week period ended November 30, 2025. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same period a year ago.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	November 30, 2025					November 30, 2024
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$13,497		$1,723	14.6%	1.7%	$11,774
Membership income - Caribbean	5,985		535	9.8	1.7	5,450
Membership income - Colombia	3,938		963	32.4	2.2	2,975
Membership income - Total	$23,420	37.2%	$3,221	15.9%	1.7%	$20,199	34.7%

Number of accounts - Central America	1,141,943		75,570	7.1%		1,066,373
Number of accounts - Caribbean	510,819		23,760	4.9		487,059
Number of accounts - Colombia	386,796		29,148	8.1		357,648
Number of accounts - Total	2,039,558		128,478	6.7%		1,911,080
Comparison of Three Months Ended November 30, 2025 and November 30, 2024
The number of Member accounts as of November 30, 2025 was 6.7% higher than the number of accounts as of November 30, 2024. Membership income increased 15.9% over the three month period ended November 30, 2025 compared to the same prior-year period.
Membership income, which is recognized ratably over the 12-month term of the membership, increased in all of our segments in the three month period ended November 30, 2025. The consolidated increase in membership income is primarily due to an increase in the platinum membership base since the prior year. In our Central America segment, membership income increased compared to the first three months of fiscal year 2025, primarily attributable to the opening of two new clubs. In our Caribbean segment, membership income increased compared to the first three months of fiscal year 2025 due to an increase in membership accounts. In our Colombia segment, membership income increased compared to the first three months of fiscal year 2025 due to the appreciation of the Colombian peso and an increase in membership accounts.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 19.3% of our total membership base as of November 30, 2025, an increase from 14.0% as of November 30, 2024. Platinum Members tend to have higher renewal rates than our Diamond Members. During the first quarter of fiscal year 2026 and throughout fiscal year 2025, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 89.3% and 87.8% for the periods ended November 30, 2025 and November 30, 2024, respectively. This compares to a trailing twelve-month renewal rate of 88.8% for the twelve-month period ended August 31, 2025.

Other Revenue
Other revenue primarily consists of our interest-generating portfolio from our co-branded credit cards, rental income from operating leases where the Company is the lessor, and advertising income for our seasonal catalog.

	Three Months Ended
	November 30, 2025			November 30, 2024
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$4,326	$709	19.6%	$3,617
Rental income	1,060	409	62.8	651
Other revenue	$5,386	$1,118	26.2%	$4,268
Comparison of Three Months Ended November 30, 2025 and November 30, 2024
The primary driver of the increase in other revenue for the three months ended November 30, 2025 was an increase in Miscellaneous income primarily driven by an increase in advertising income for our seasonal catalog when compared to the prior year.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	November 30, 2025	November 30, 2024	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,353,796	$1,223,859	$129,937
Total gross margin	$215,614	$193,982	$21,632
Total gross margin percentage	15.9%	15.9%	—%

Revenues
Total revenues	$1,382,729	$1,257,944	$124,785
Percentage change from prior period			9.9%

Comparable net merchandise sales
Total comparable net merchandise sales increase	8.0%	5.7%	2.3%

Total revenue margin
Total revenue margin	$244,385	$219,054	$25,331
Total revenue margin percentage	17.7%	17.4%	0.3%

Selling, general and administrative
Selling, general and administrative	$181,458	$160,794	$20,664
Selling, general and administrative percentage of total revenues	13.1%	12.8%	0.3%

Operational data
Adjusted EBITDA(1)	$86,904	$79,117	$7,787
Warehouse clubs at period end	56	54	2
Warehouse club sales floor square feet at period end	2,732	2,646	86
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	November 30, 2025	% of Total Revenue	November 30, 2024	% of Total Revenue
Operating income by segment
Central America	$55,070	4.0%	$52,058	4.1%
Caribbean	22,544	1.6	22,709	1.8
Colombia	9,736	0.7	5,630	0.4
United States	(1,865)	(0.1)	(1,672)	(0.1)
Reconciling Items (1)	(22,558)	(1.6)	(20,465)	(1.6)
Operating income - Total	$62,927	4.6%	$58,260	4.6%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	November 30, 2025	% of Total Revenue	November 30, 2024	% of Total Revenue
Warehouse club and other operations	$131,815	9.5%	$117,855	9.4%
General and administrative	49,308	3.6	42,565	3.4
Pre-opening expenses	2	—	22	—
Loss on disposal of assets	333	—	352	—
Total Selling, general and administrative	$181,458	13.1%	$160,794	12.8%
Comparison of Three Months Ended November 30, 2025 and November 30, 2024
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of Net merchandise sales for the three months ended November 30, 2025 remained flat at 15.9% when compared to the prior-year period.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales and Export sales. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased 30 basis points (0.3%) for the three month period ended November 30, 2025 compared to the prior year period primarily due to increases in membership income and other income of 10 basis points (0.1%) each as a percentage of total revenues.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. In total, selling, general and administrative expenses increased $20.7 million for the first quarter of fiscal year 2026 compared to the same prior-year period, and increased as a percentage of total revenues by 30 basis points (0.3%) to 13.1% of total revenues for the first quarter of fiscal year 2026 compared to 12.8% of total revenues for the first quarter of fiscal year 2025.
Warehouse club and other operations expenses increased to 9.5% of total revenues for the first quarter of fiscal year 2026 compared to 9.4% for the prior-year period. This is primarily due to our Colombia market, which increased as a percentage of total revenues year over year due to the impact of the appreciation of the Colombian peso on our warehouse club and other operations expenses in Colombia.
General and administrative expenses increased to 3.6% of total revenues for the first quarter of fiscal year 2026 compared to 3.4% of total revenues for the first quarter of fiscal year 2025. The increase is primarily due to investments in technology and compensation of our Chief Executive Officer. During his tenure as our Interim Chief Executive Officer from February 2023 to August 2025, Robert Price declined any compensation for his services.
Operating income increased to $62.9 million (4.6% of total revenues) in the first quarter of fiscal year 2026 compared to $58.3 million (4.6% of total revenues) for the first quarter of fiscal year 2025.

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

	Three Months Ended
	November 30, 2025		November 30, 2024
	Amount	Change	Amount
Interest income	$2,949	$729	$2,220

Comparison of Three Months Ended November 30, 2025 and November 30, 2024
Net interest income increased for the three months ended November 30, 2025, primarily due to an increase in amounts on deposit when compared to the prior year.
Interest Expense

	Three Months Ended
	November 30, 2025		November 30, 2024
	Amount	Change	Amount
Interest expense on loans	$3,646	$1,053	$2,593
Interest expense related to hedging activity	1,121	724	397
Less: Capitalized interest	(347)	(52)	(295)
Interest expense	$4,420	$1,725	$2,695

Comparison of Three Months Ended November 30, 2025 and November 30, 2024
Interest expense reflects borrowings by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, and ongoing working capital requirements.
Interest expense increased for the three month period ended November 30, 2025, primarily due to an increase in outstanding debt when compared to the prior year period. The increase in outstanding debt was primarily in our Trinidad subsidiary in which we entered into financing transactions to provide additional U.S. dollar liquidity in the fourth quarter of fiscal year 2025.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	November 30, 2025			November 30, 2024
	Amount	Change	% Change	Amount
Other expense, net	$(5,761)	$1,095	(16.0)%	$(6,856)

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
For the three months ended November 30, 2025, the primary driver of Other expense, net was $4.1 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) compared to $3.3 million in the prior year period. Additionally, during the three months ended November 30, 2025, our markets contributed $2.1 million of transaction costs, associated with converting the local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues compared to $3.4 million in the prior year period.
Provision for Income Taxes

	Three Months Ended
	November 30, 2025		November 30, 2024
	Amount	Change	Amount
Provision for income taxes	$15,529	$2,033	$13,496
Effective tax rate	27.9%		26.5%
Comparison of Three Months Ended November 30, 2025 and November 30, 2024
For the three months ended November 30, 2025, the effective tax rate was 27.9% compared to 26.5% for the prior-year period. The increase in the effective rate versus the prior year was primarily attributable to non-recurring items, primarily from a tax contingency accrual and foreign exchange rate fluctuations.
Other Comprehensive Income

	Three Months Ended
	November 30, 2025			November 30, 2024
	Amount	Change	% Change	Amount
Other Comprehensive Income (Loss)	$16,643	$19,659	651.8%	$(3,016)

Comparison of Three Months Ended November 30, 2025 and November 30, 2024
Other comprehensive income for the first quarter of fiscal year 2026 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the first three months of fiscal year 2026, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Colombia and Costa Rica subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. We use cash in operations for payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We also have returned cash to stockholders through a regular semiannual dividend, a one-time special dividend in the third quarter of fiscal year 2024, and by repurchasing shares of our common stock pursuant to the stock repurchase program we commenced in the fourth quarter of fiscal year 2023 and completed in the first quarter of fiscal year 2024. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	November 30, 2025	August 31, 2025
Amounts held by foreign subsidiaries	$215,390	$222,770
Amounts held domestically	34,167	62,521
Total cash and cash equivalents, including restricted cash	$249,557	$285,291
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	November 30, 2025	August 31, 2025
Amounts held by foreign subsidiaries	$114,160	$73,186
Amounts held domestically	—	—
Total short-term investments	$114,160	$73,186
As of November 30, 2025, certificates of deposit with a maturity of over one year held by our foreign subsidiaries were $11.9 million. As of August 31, 2025, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of November 30, 2025 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $80.2 million. While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025 and the Central bank still has strict controls there on the availability of U.S. dollars. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” and "Quantitative and Qualitative Disclosures about Market Risk" for quantitative analysis and discussion.

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30, 2025	November 30, 2024	Change
Net cash provided by operating activities	$71,245	$38,530	$32,715
Net cash used in investing activities	(90,267)	(29,306)	(60,961)
Net cash used in financing activities	(16,150)	(17,588)	1,438
Effect of exchange rates	(562)	8,514	(9,076)
Net increase (decrease) in cash and cash equivalents	$(35,734)	$150	$(35,884)
Net cash provided by operating activities totaled $71.2 million and $38.5 million for the three months ended November 30, 2025 and November 30, 2024, respectively. For the three months ended November 30, 2025, net cash provided by operating activities increased primarily due to $18.7 million of overall net positive changes in our various operating assets and liabilities mainly due to decreases in our VAT receivables and increases in accrued platinum rewards, as well as shifts in working capital which contributed $10.0 million to the overall increase.
Net cash used in investing activities totaled $90.3 million and $29.3 million for the three months ended November 30, 2025 and November 30, 2024, respectively. The $61.0 million increase in net cash used in investing activities is primarily due to a net increase in purchases less proceeds of short-term investments of $39.8 million, an $11.9 million increase in purchases of long-term investments and a $10.4 million increase in property and equipment expenditures to support growth of our real estate footprint due to timing in our expansion program compared to the same three-month period a year ago. This was partially offset by $1.1 million of cash received due to the dissolution of our joint venture.
Net cash used in financing activities totaled $16.2 million and $17.6 million for the three months ended November 30, 2025 and November 30, 2024, respectively. The $1.4 million decrease in net cash used in financing activities is primarily the result of an $8.4 million decrease in net repayments of long term bank borrowings during the first three months of fiscal year 2026, partially offset by a $5.1 million increase in the net repayments of short-term bank borrowings and a $1.8 million increase in purchases of treasury stock upon vesting of restricted stock awards to cover employees' tax withholding obligations compared to the same period a year ago.
The following table summarizes the dividends declared and paid during fiscal year 2025 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
On February 6, 2025, the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.26 per share, with $0.63 per share paid on February 28, 2025 to stockholders of record as of February 18, 2025 and $0.63 per share paid on August 29, 2025 to stockholders of record as of August 15, 2025. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $38.6 million for the three months ended November 30, 2025, of which $18.5 million and $20.1 million were for maintenance and growth expenditures, respectively. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.

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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of November 30, 2025, we have signed two lease agreements which have not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.4 million and $10.5 million and deferred tax assets of $4.3 million and $3.9 million as of November 30, 2025 and August 31, 2025, respectively, in this country.

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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any significant impairment charges during the first quarter of fiscal year 2026 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at November 30, 2025 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Additionally, during fiscal year 2023, the Honduran Central Bank began limiting the availability and controlling the allocation of U.S. dollars for the conversion from Honduran lempiras to U.S. dollars. We are actively working with our banking partners and government authorities to address this situation. We have and continue to take additional actions in this respect. Refer to “Item 2. Management’s Discussion & Analysis – Factors Affecting the Business” and “Item 2. Management’s Discussion & Analysis – Liquidity and Capital Resources: Financial Position and Cash Flow” for our quantitative analysis and discussion.
Information about the financial impact of foreign currency exchange rate fluctuations for the three month period ended November 30, 2025 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three month period ended November 30, 2025 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three month period ended November 30, 2025 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”
ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025. There have been no material changes in the Company’s risk factors from those discussed in Part I, Item 1A of the Company’s Annual Report Form 10-K for the fiscal year ended August 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended November 30, 2025, the Company repurchased 41,168 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the first quarter of fiscal year 2026. The Company does not currently have a stock repurchase program. However, the Board of Directors could choose to commence a stock repurchase program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.
The following table sets forth information on our common stock repurchase activity for the quarter ended November 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2025 - September 30, 2025	—	$—	—	N/A
October 1, 2025 - October 31, 2025	41,168	123.15	—	N/A
November 1, 2025 - November 30, 2025	—	—	—	N/A
Total	41,168	$123.15	—	N/A
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On November 14, 2025, Francisco Velasco, our Executive Vice President - Chief Legal Officer, Chief Risk & Compliance Officer, and Registered In-House Counsel, adopted a Rule 10b5-1 Trading Plan. Mr. Velasco’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,352 shares of the Company's common stock during the period beginning on February 13, 2026 and ending December 31, 2026.
During the first quarter of fiscal year 2026, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(6)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1*	Amendment to Employment Agreement between the Company and Paul Kovaleski dated September 4, 2025.
10.2*	Amendment to Employment Agreement between the Company and Wayne Sadin dated September 4, 2025.
10.3*	Amendment to Employment Agreement between the Company and Francisco Velasco dated September 4, 2025.
10.4*	Amendment to Employment Agreement between the Company and John Hildebrandt dated September 4, 2025.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

PRICESMART, INC.

Date:	January 7, 2026	By:	/s/ DAVID N. PRICE
David N. Price
Chief Executive Officer
(Principal Executive Officer)

Date:	January 7, 2026	By:	/s/ GUALBERTO HERNANDEZ
Gualberto Hernandez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)