Form 10-Q
period 2026-02-28
PRICESMART INC
filed 2026-04-08
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
The registrant had 30,895,879 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2026.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of February 28, 2026 and the consolidated balance sheet as of August 31, 2025, the unaudited consolidated statements of income for the three and six months ended February 28, 2026 and 2025, the unaudited consolidated statements of comprehensive income for the three and six months ended February 28, 2026 and 2025, the unaudited consolidated statements of equity for the three and six months ended February 28, 2026 and 2025, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2026 and 2025 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2026 (Unaudited)	August 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$156,249	$241,024
Short-term restricted cash	8,559	11,061
Short-term investments	149,712	73,186
Receivables, net of allowance for credit losses of $2 as of February 28, 2026 and August 31, 2025	22,953	17,400
Merchandise inventories	623,142	560,730
Prepaid expenses and other current assets	81,305	71,059
Total current assets	1,041,920	974,460
Long-term restricted cash	30,279	33,206
Property and equipment, net	1,071,674	996,281
Operating lease right-of-use assets, net	125,744	113,479
Goodwill	43,263	43,238
Deferred tax assets	44,468	41,229
Other non-current assets (includes $488 and $701 as of February 28, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	79,410	60,375
Investment in unconsolidated affiliates	—	6,889
Total Assets	$2,436,758	$2,269,157
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$3,981	$12,286
Accounts payable	556,342	506,949
Accrued salaries and benefits	44,875	52,478
Deferred income	49,903	43,061
Income taxes payable	4,816	7,265
Other accrued expenses and other current liabilities (includes $2,456 and $551 as of February 28, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	81,509	57,627
Operating lease liabilities, current portion	8,129	7,930
Dividends payable	21,683	—
Long-term debt, current portion	34,004	38,675
Total current liabilities	805,242	726,271
Deferred tax liability	764	1,100
Long-term income taxes payable, net of current portion	4,489	4,424
Long-term operating lease liabilities	134,835	122,244
Long-term debt, net of current portion	129,148	147,922
Other long-term liabilities (includes $5,013 and $6,196 for the fair value of derivative instruments and $14,352 and $13,628 for post-employment plans as of February 28, 2026 and August 31, 2025, respectively)	29,241	19,824
Total Liabilities	1,103,719	1,021,785

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,852,656 and 32,688,047 shares issued and 30,895,879 and 30,745,833 shares outstanding (net of treasury shares) as of February 28, 2026 and August 31, 2025, respectively	3	3
Additional paid-in capital	536,554	529,354
Accumulated other comprehensive loss	(123,496)	(161,439)
Retained earnings	1,045,373	999,426
Less: treasury stock at cost, 1,956,777 shares as of February 28, 2026 and 1,942,214 shares as of August 31, 2025	(125,395)	(119,972)
Total Stockholders' Equity	1,333,039	1,247,372
Total Liabilities and Equity	$2,436,758	$2,269,157
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenues:
Net merchandise sales	$1,466,530	$1,334,555	$2,820,326	$2,558,414
Export sales	359	3,987	486	13,605
Membership income	24,459	20,915	47,879	41,114
Other revenue and income	4,180	4,429	9,566	8,697
Total revenues	1,495,528	1,363,886	2,878,257	2,621,830
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,230,128	1,126,335	2,368,310	2,156,212
Export sales	327	3,800	489	12,813
Selling, general and administrative:
Warehouse club and other operations	139,464	124,232	271,279	242,087
General and administrative	49,742	43,034	99,050	85,599
Pre-opening expenses	45	293	47	315
Loss on disposal of assets	402	922	735	1,274
Total operating expenses	1,420,108	1,298,616	2,739,910	2,498,300
Operating income	75,420	65,270	138,347	123,530
Other income (expense):
Interest income	3,632	2,735	6,581	4,955
Interest expense	(3,959)	(2,538)	(8,379)	(5,233)
Other expense, net	(8,405)	(5,306)	(14,166)	(12,162)
Total other expense	(8,732)	(5,109)	(15,964)	(12,440)
Income before provision for income taxes and loss of unconsolidated affiliates	66,688	60,161	122,383	111,090
Provision for income taxes	(17,597)	(16,384)	(33,126)	(29,880)
Loss of unconsolidated affiliates	—	(17)	—	(22)
Net income	$49,091	$43,760	$89,257	$81,188
Net income per share available for distribution:
Basic	$1.62	$1.45	$2.91	$2.66
Diluted	$1.62	$1.45	$2.91	$2.66
Shares used in per share computations:
Basic	30,226	30,063	30,199	30,041
Diluted	30,245	30,068	30,212	30,044
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net income	$49,091	$43,760	$89,257	$81,188

Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	18,866	7,345	34,392	4,492
Defined benefit pension plan:
Net gain (loss) arising during period	3	(1)	6	(8)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	43	57	86	135
Total defined benefit pension plan	46	56	92	127
Derivative instruments: (2)
Unrealized gains on change in derivative obligations	698	2,919	4,254	2,681
Unrealized gains (losses) on change in fair value of interest rate swaps	1,690	(4,170)	(795)	(6,310)
Amounts reclassified from accumulated other comprehensive income to other expense, net for settlement of derivatives	—	816	—	2,960
Total derivative instruments	2,388	(435)	3,459	(669)
Other comprehensive income	21,300	6,966	37,943	3,950
Comprehensive income	$70,391	$50,726	$127,200	$85,138

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
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at November 30, 2024	32,634	$3	$519,035	$(167,606)	$927,700	1,971	$(120,554)	$1,158,578
Purchase of treasury stock	—	—	—	—	—	27	(2,460)	(2,460)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	123	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,529	—	—	—	—	4,529
Dividend paid to stockholders	—	—	—	—	(19,376)	—	—	(19,376)
Dividend payable to stockholders	—	—	—	—	(19,411)	—	—	(19,411)
Net income	—	—	—	—	43,760	—	—	43,760
Other comprehensive income	—	—	—	6,966	—	—	—	6,966
Balance at February 28, 2025	32,690	$3	$519,564	$(160,640)	$932,673	1,933	$(119,014)	$1,172,586

Balance at November 30, 2025	32,800	$3	$535,032	$(144,796)	$1,039,592	1,983	$(125,041)	$1,304,790
Purchase of treasury stock	—	—	—	—	—	27	(3,733)	(3,733)
Issuance of treasury stock	(53)	—	(3,379)	—	—	(53)	3,379	—
Issuance of restricted stock awards	108	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,901	—	—	—	—	4,901
Dividend paid to stockholders	—	—	—	—	(21,627)	—	—	(21,627)
Dividend payable to stockholders	—	—	—	—	(21,683)	—	—	(21,683)
Net income	—	—	—	—	49,091	—	—	49,091
Other comprehensive income	—	—	—	21,300	—	—	—	21,300
Balance at February 28, 2026	32,853	$3	$536,554	$(123,496)	$1,045,373	1,957	$(125,395)	$1,333,039
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	63	(5,752)	(5,752)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	189	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,022	—	—	—	—	9,022
Dividend paid to stockholders	—	—	—	—	(19,376)	—	—	(19,376)
Dividend payable to stockholders	—	—	—	—	(19,411)	—	—	(19,411)
Net income	—	—	—	—	81,188	—	—	81,188
Other comprehensive income	—	—	—	3,950	—	—	—	3,950
Balance at February 28, 2025	32,690	$3	$519,564	$(160,640)	$932,673	1,933	$(119,014)	$1,172,586

Balance at August 31, 2025	32,688	$3	$529,354	$(161,439)	$999,426	1,942	$(119,972)	$1,247,372
Purchase of treasury stock	—	—	—	—	—	68	(8,802)	(8,802)
Issuance of treasury stock	(53)	—	(3,379)	—	—	(53)	3,379	—
Issuance of restricted stock awards	262	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(44)	—	—	—	—	—	—	—
Stock-based compensation	—	—	10,579	—	—	—	—	10,579
Dividend paid to stockholders	—	—	—	—	(21,627)	—	—	(21,627)
Dividend payable to stockholders	—	—	—	—	(21,683)	—	—	(21,683)
Net income	—	—	—	—	89,257	—	—	89,257
Other comprehensive income	—	—	—	37,943	—	—	—	37,943
Balance at February 28, 2026	32,853	$3	$536,554	$(123,496)	$1,045,373	1,957	$(125,395)	$1,333,039
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2026	February 28, 2025
Operating Activities:
Net income	$89,257	$81,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,249	42,629
Allowance for credit losses	—	2
Loss on sale of property and equipment	735	1,274
Deferred income taxes	(5,049)	(1,557)
Equity in losses of unconsolidated affiliates	—	22
Gain on sale of joint venture	(594)	—
Stock-based compensation	10,579	9,022
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	6,593	1,339
Merchandise inventories	(62,412)	(21,009)
Accounts payable	45,928	13,475
Net cash provided by operating activities	133,286	126,385
Investing Activities:
Additions to property and equipment	(88,346)	(62,812)
Purchases of short-term investments	(131,604)	(68,248)
Proceeds from settlements of short-term investments	55,053	51,310
Purchases of long-term investments	(11,896)	—
Proceeds from dissolution of investment in joint venture	1,057	—
Proceeds from disposal of property and equipment	6,358	242
Net cash used in investing activities	(169,378)	(79,508)
Financing Activities:
Proceeds from long-term bank borrowings	—	5,441
Repayment of long-term bank borrowings	(23,359)	(28,298)
Proceeds from short-term bank borrowings	3,981	7,574
Repayment of short-term bank borrowings	(12,624)	(318)
Cash dividend payments	(21,627)	(19,376)
Purchase of treasury stock	(8,802)	(5,752)
Net cash used in financing activities	(62,431)	(40,729)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,319	3,045
Net increase (decrease) in cash, cash equivalents and restricted cash	(90,204)	9,193
Cash, cash equivalents and restricted cash at beginning of period	285,291	136,311
Cash, cash equivalents and restricted cash at end of period	$195,087	$145,504

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued, but not yet paid	$4,232	$3,066
Dividends declared but not yet paid	21,683	19,411
Finance right-of-use assets obtained in exchange for lease liabilities	9,764	—
Operating right-of-use assets obtained in exchange for lease liabilities	15,902	6,355

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents and restricted cash reported within the statement of cash flows:

	Six Months Ended
	February 28, 2026	February 28, 2025
Cash and cash equivalents	$156,249	$130,363
Short-term restricted cash	8,559	3,476
Long-term restricted cash	30,279	11,665
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$195,087	$145,504
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2026

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of February 28, 2026, the Company had 56 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven each in Panama and Guatemala; five in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one new warehouse club in La Romana, Dominican Republic in May 2026, one warehouse club in each of Montego Bay and South Camp Road (Kingston), Jamaica in the summer and winter of 2026, respectively, one warehouse club in Ciudad Quesada, Costa Rica in the summer of 2026 and one warehouse club in Villa Nueva, Guatemala in the spring of 2027. Once these five new clubs are open, the Company will operate 61 warehouse clubs. Our operating segments are the United States, Central America, the Caribbean and Colombia.
PriceSmart continues to invest in technology and talent to support the following three major drivers of growth:
1.Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers;
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. As a result of this dissolution, the Company recognized a gain of approximately $600,000 in Other income (expense) on the consolidated statements of income for the six months ended February 28, 2026. The Company used a market-based valuation model to determine the fair value of the two plots of land the Company received upon the dissolution was $6.4 million. The Company also received cash and other assets of approximately $1.1 million.
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
Cash and Cash Equivalents – The Company considers cash and cash equivalents as all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of our cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $33.1 million as of February 28, 2026 and $32.1 million as of August 31, 2025. We receive interest payments from the money market funds, which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28, 2026	August 31, 2025
Short-term restricted cash	$8,559	$11,061
Long-term restricted cash	30,279	33,206
Total restricted cash (1)	$38,838	$44,267
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain certificates of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $23.9 million, and certificates of deposit and/or security deposits in U.S. dollars of approximately $7.1 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years. The change in restricted cash is primarily due to security deposits related to our financing transactions we entered into in the fourth quarter of fiscal year 2025 to provide additional U.S. dollar liquidity to our Trinidad subsidiary. The certificates of deposit and/or security deposits will be reduced annually commensurate with the loan balances.
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
Goodwill – Goodwill totaled $43.3 million as of February 28, 2026 and $43.2 million as of August 31, 2025. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.3 million and $10.5 million and deferred tax assets of $4.7 million and $3.9 million as of February 28, 2026 and August 31, 2025, respectively, in this country. While the rules related to refunds of income tax receivables in this country are unclear and complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed underpaid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28, 2026	August 31, 2025
Prepaid expenses and other current assets	$8,217	$7,387
Other non-current assets	28,679	28,431
Total amount of VAT receivables reported	$36,896	$35,818
The following table summarizes the income tax receivables reported by the Company (in thousands):

	February 28, 2026	August 31, 2025
Prepaid expenses and other current assets	$32,413	$25,169
Other non-current assets	22,295	23,181
Total amount of income tax receivables reported	$54,708	$48,350
Lease Accounting – The Company’s leases are operating and finance leases for warehouse clubs and non-warehouse club facilities such as corporate headquarters, regional offices, and regional distribution centers. The Company determines if an arrangement is a lease and classifies it as either a finance or operating lease at lease inception. Operating leases are included in Operating lease right-of-use assets, net; Operating lease liabilities, current portion; and Long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in Other non-current assets; Other accrued expenses and other current liabilities; and Other long-term liabilities on the consolidated balance sheets. During the second quarter of fiscal year 2026, the Company entered into a finance lease for land to construct a new club. The finance lease resulted in the recognition of a right-of-use asset and corresponding lease liability of approximately $9.9 million as of February 28, 2026. The Company currently has no current portion of the liability as the payments over the next twelve months do not exceed the interest expense incurred over that time period.
Operating and finance lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The Company’s leases generally do not have a readily determinable implicit interest rate; therefore, the Company uses a collateralized incremental borrowing rate at the commencement date in determining the present value of future payments. The incremental borrowing rate is based on a yield curve derived from publicly traded bond offerings for companies with credit characteristics that approximate the Company's market risk profile.
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
The Company measures operating and finance lease Right-of-use (“ROU”) assets based on the corresponding lease liabilities, adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date (net of lease incentives).
The lease expense for minimum lease payments under operating leases is recognized on a straight-line basis over the lease term. The lease expense for minimum lease payments under finance leases is recognized as amortization of the ROU asset and interest expense on the related lease liability. The amortization expense is recognized on a straight-line basis over the lease term based on the initial balance of the ROU asset and is included within Selling, general and administrative expenses on the consolidated statements of income. The interest expense is calculated using the effective interest method, applying the initial incremental borrowing rate to the outstanding lease liability at the start of the period, and is included within Interest expense on the consolidated statements of income. Variable lease payments are not included in the calculation of the ROU asset and the related lease liability and are recognized as incurred. The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales.

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
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs or in other transactions. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock, and the balance is charged to retained earnings. During the six months ended February 28, 2026, the Company reissued approximately 53,000 treasury shares upon vesting of restricted stock units and the award of restricted stock.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar-denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. These instruments are considered effective hedges and are recorded using hedge accounting. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. dollar-denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest rate risk related to payments on the U.S. dollar-denominated debt. These instruments are also considered to be effective hedges and are recorded using hedge accounting. Under cash flow hedging, the entire gain or loss of the derivative, calculated as the net present value of the future cash flows, is reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2026 and August 31, 2025.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive income for these local currency denominated accounts for the three and six months ended February 28, 2026 and February 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Effect on other comprehensive income due to foreign currency restatement	$18,866	$7,345	$34,392	$4,492
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

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Currency loss	$(8,289)	$(5,188)	$(14,529)	$(11,906)
Recent Accounting Pronouncements - Not Yet Adopted
FASB ASC 740 ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. ASU No. 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The Company expects to adopt ASU No. 2023-09 for our annual reporting for the fiscal year ending on August 31, 2026. The Company is evaluating the impact on the Company's consolidated financial statements.
FASB ASC 220 ASU 2024-03—Income Statement (Topic 220): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU No. 2024-03 requires disaggregated disclosure of income statement expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt ASU No. 2024-03 for our annual reporting for the fiscal year ending on August 31, 2028. The Company is evaluating the impact on the Company's consolidated financial statements.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FASB ASC 350 ASU 2025-06—Intangibles (Subtopic 350): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 removes all references to software development project stages in Subtopic 350-40 and clarifies the capitalization threshold for internal-use software costs. The ASU is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt ASU No. 2025-06 for our first quarter reporting for fiscal year 2028. The Company has not yet completed its assessment of the impact of ASU No. 2025-06 on the Company's consolidated financial statements.
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
Platinum Points Reward Programs. The Company currently offers Platinum Memberships in all of its markets. The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Platinum Members can apply this rebate to future purchases at the warehouse club during the redemption period. The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses and other current liabilities. Additionally, the Company has determined that breakage revenue is 5% of the awards issued; therefore, it records 95% of the Platinum Membership liability at the time of sale. Annually, the Company reviews for expired unused rebates outstanding, and the expired unused rebates are recognized as Other revenue and income on the consolidated statements of income.
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
Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest-generating portfolio” or “IGP”). The Company recognizes its portion of interest received as revenue during the period it is earned. The Company has determined that this revenue should be recognized as “Other revenue and income” on the consolidated statements of income.
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

	Contract Liabilities
	February 28, 2026	August 31, 2025
Deferred membership income	$48,346	$41,739
Other contract performance liabilities	$41,472	$20,327
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Foods & Sundries	$669,441	$626,163	$1,307,398	$1,206,070
Fresh Foods	454,902	403,829	870,477	770,004
Hardlines	162,569	155,260	307,494	299,433
Softlines	99,810	78,262	182,169	146,129
Food Service and Bakery	65,317	58,214	124,788	112,233
Health Services	14,491	12,827	28,000	24,545
Net Merchandise Sales	$1,466,530	$1,334,555	$2,820,326	$2,558,414

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
The following table sets forth the computation of net income per share for the three and six months ended February 28, 2026 and February 28, 2025 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net income	$49,091	$43,760	$89,257	$81,188
Less: Allocation of income to unvested stockholders	(181)	(155)	(1,351)	(1,180)
Net income available for distribution	$48,910	$43,605	$87,906	$80,008
Basic weighted average shares outstanding	30,226	30,063	30,199	30,041
Add dilutive effect of performance stock units (two-class method)	19	5	13	3
Diluted average shares outstanding	30,245	30,068	30,212	30,044
Basic net income per share	$1.62	$1.45	$2.91	$2.66
Diluted net income per share	$1.62	$1.45	$2.91	$2.66

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2026 and 2025 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/6/2025	$1.26	2/18/2025	2/28/2025	N/A	$0.63	8/15/2025	8/29/2025	N/A	$0.63
2/5/2026	$1.40	2/17/2026	2/27/2026	N/A	$0.70	8/17/2026	N/A	8/31/2026	$0.70
On February 5, 2026, the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.40 per share, with $0.70 per share paid on February 27, 2026 to stockholders of record as of February 17, 2026 and $0.70 per share payable on August 31, 2026 to stockholders of record as of August 17, 2026. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, December 1, 2025	$(144,796)
Foreign currency translation adjustments	18,866
Defined benefit pension plans (1)	46
Derivative instruments (2)	2,388
Ending balance, February 28, 2026	$(123,496)

Amount
Beginning balance, December 1, 2024	$(167,606)
Foreign currency translation adjustments	7,345
Defined benefit pension plans (1)	56
Derivative instruments (2)	(435)
Ending balance, February 28, 2025	$(160,640)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount
Beginning balance, September 1, 2025	$(161,439)
Foreign currency translation adjustments	34,392
Defined benefit pension plans (1)	92
Derivative instruments (2)	3,459
Ending balance, February 28, 2026	$(123,496)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	4,492
Defined benefit pension plans (1)	127
Derivative instruments (2)	(669)
Ending balance, February 28, 2025	$(160,640)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	3,879
Defined benefit pension plans (1)	275
Derivative instruments (2)	(1,274)
Amounts reclassified from accumulated other comprehensive loss	271
Ending balance, August 31, 2025	$(161,439)
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

	February 28, 2026	August 31, 2025
Retained earnings not available for distribution	$9,756	$9,741

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax-related tax contingencies. As of February 28, 2026 and August 31, 2025, the Company has recorded within other accrued expenses and other current liabilities a total of $1.2 million and $1.1 million, respectively, for various non-income tax-related tax contingencies.
Minimum tax rules applicable in some of the countries where the Company operates require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.3 million and $10.5 million and deferred tax assets of $4.7 million and $3.9 million as of February 28, 2026 and August 31, 2025, respectively, in this country.
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
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of February 28, 2026 and August 31, 2025, the Company had approximately $37.0 million and $11.5 million, respectively, in contractual obligations for construction services not yet rendered.
As of February 28, 2026, the Company has signed one lease agreement for which the lease term has not yet commenced. The agreement relates to the relocation of the Company’s warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building, which is estimated to be delivered in the first half of calendar year 2027. Upon delivery of the building, the Company expects to use approximately $12.1 million in cash to outfit the club. The lease will have an initial term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments, which increase annually based on the Consumer Price Index. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold.
A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for this lease is as follows (in thousands):

Twelve Months Ended February 28 (except in case of leap year February 29),	Amount
2028	$701
2029	1,637
2030	1,596
2031	1,557
2032	1,519
Thereafter	19,634
Total future lease payments	$26,644

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
From time to time, the Company has entered into land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of February 28, 2026, the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $30.0 million in cash.
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. Refer to “Note 2 - Summary of Significant Accounting Policies” for additional information regarding the dissolution.
The table below summarizes the Company’s interest in a real estate joint venture as of February 28, 2026 (in thousands):

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
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2026 - Committed	$75,000	$—	$—	$75,000	—%
February 28, 2026 - Uncommitted	96,000	3,981	—	92,019	3.3
February 28, 2026 - Total	$171,000	$3,981	$—	$167,019	3.3%

August 31, 2025 - Committed	$75,000	$—	$—	$75,000	—%
August 31, 2025 - Uncommitted	96,000	12,286	—	83,714	9.5
August 31, 2025 - Total	$171,000	$12,286	$—	$158,714	9.5%
As of February 28, 2026 and August 31, 2025, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the changes in long-term debt for the six months ended February 28, 2026:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2025	$38,675	$147,922	$186,597	(1)
Repayments of long-term debt	(4,799)	(18,560)	(23,359)
Reclassifications of long-term debt due in the next 12 months	138	(138)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(10)	(76)	(86)
Balances as of February 28, 2026	$34,004	$129,148	$163,152	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $185.6 million. The carrying amount of cash assets assigned as collateral for these loans was $26.5 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $157.8 million. The carrying amount of cash assets assigned as collateral for these loans was $29.5 million.
As of February 28, 2026 and August 31, 2025, the Company had approximately $69.1 million and $78.1 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended Feb 28 (except in case of leap year February 29),	Amount
2027	$34,004
2028	55,845
2029	20,510
2030	11,337
2031	3,034
Thereafter	38,422
Total	$163,152
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
Cash Flow Hedges
As of February 28, 2026, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges. The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes agreements for which the Company has recorded cash flow hedge accounting for the six months ended February 28, 2026:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and six months ended February 28, 2026 and February 28, 2025, the Company included the gain or loss on the hedged items in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings (1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2026	$740	$1,139	$1,879
Interest expense for the three months ended February 28, 2025	$699	$828	$1,527
Interest expense for the six months ended February 28, 2026	$1,594	$2,260	$3,854
Interest expense for the six months ended February 28, 2025	$1,924	$1,225	$3,149
(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)This amount is representative of the interest expense recognized on the interest rate swaps and cross-currency swaps designated as cash flow hedging instruments.
The total notional balance of the Company’s interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	February 28, 2026	August 31, 2025
U.S. Bank	$26,881	$27,519
Fifth Third Bank, National Association	12,500	12,500
Citibank N.A.	71,200	71,200
Scotiabank	15,992	16,337
Total	$126,573	$127,556
Derivatives listed on the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting and its associated tax effect on accumulated other comprehensive income/(loss) (in thousands):

		February 28, 2026			August 31, 2025
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$48	$(16)	$32	$—	$—	$—
Cross-currency interest rate swaps	Other current liabilities	(2,101)	735	(1,366)	—	—	—
Cross-currency interest rate swaps	Other long-term liabilities	(3,969)	1,389	(2,580)	(5,381)	1,884	(3,497)
Interest rate swaps	Other non-current assets	440	(99)	341	701	(157)	544
Interest rate swaps	Other long-term liabilities	(1,044)	261	(783)	(815)	207	(608)
Net fair value of derivatives designated as hedging instruments		$(6,626)	$2,270	$(4,356)	$(5,495)	$1,934	$(3,561)

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
The following table summarizes the non-deliverable forward foreign exchange contracts that are open as of February 28, 2026:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citibank, N.A. ("Citi")	Colombia	25-Sep-2025 - 24-Feb-2026	Forward foreign exchange contracts (USD)	$18,000	26-Mar-2026 - 26-Aug-2026
Forward derivative gains and losses on non-deliverable forward foreign-exchange contracts are included in Other income (expense), net, in the consolidated statements of income in the period of change, but the amounts were immaterial for the three- and six-month periods ended February 28, 2026 and February 28, 2025.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, significant expense categories, operating costs and balance sheet items regularly provided to the CODM, (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items (2)	Total
Three Months Ended February 28, 2026
Revenue from external customers	$510	$894,372	$396,517	$204,129	$—	$1,495,528
Intersegment revenues	557,475	8,083	2,426	2,868	(570,852)	—
Total revenues	557,985	902,455	398,943	206,997	(570,852)	1,495,528

Less (3):
Cost of goods sold	327	734,586	325,673	169,869	—	1,230,455
Intersegment cost of goods sold	533,405	7,884	2,384	2,811	(546,484)	—
Warehouse club and other operations	—	79,141	37,705	22,618	—	139,464
General and administrative (4)	49,610	412	155	12	—	50,189
Intersegment reimbursement of expenses	(31,908)	19,933	9,239	2,736	—	—
Operating income (loss)	6,551	60,499	23,787	8,951	(24,368)	75,420
Interest income from external sources	594	1,696	1,252	90	—	3,632
Interest income from intersegment sources	1,348	1,605	—	—	(2,953)	—
Interest expense from external sources	(413)	(1,030)	(1,241)	(1,275)	—	(3,959)
Interest expense from intersegment sources	(1,029)	(610)	(507)	(808)	2,954	—
Provision for income taxes	(8,560)	(6,984)	(1,372)	(681)	—	(17,597)
Other segment items (5)	(82)	(5,131)	(2,871)	(321)	—	(8,405)
Net income (loss)	$(1,591)	$50,045	$19,048	$5,956	$(24,367)	$49,091

Depreciation and amortization	(1,986)	(12,222)	(6,373)	(3,691)	—	(24,272)
Capital expenditures, net	1,941	22,595	22,840	3,039	—	50,415

Six Months Ended February 28, 2026
Revenue from external customers	$2,111	$1,727,858	$761,825	$386,463	$—	$2,878,257
Intersegment revenues	1,103,680	16,124	4,733	5,569	(1,130,106)	—
Total revenues	1,105,791	1,743,982	766,558	392,032	(1,130,106)	2,878,257

Less (3):
Cost of goods sold	490	1,420,931	625,564	321,814	—	2,368,799
Intersegment cost of goods sold	1,057,923	15,718	4,646	5,458	(1,083,745)	—
Warehouse club and other operations	—	154,494	73,529	43,256	—	271,279
General and administrative (4)	98,953	485	318	76	—	99,832
Intersegment reimbursement of expenses	(56,259)	36,790	16,733	2,736	—	—
Operating income (loss)	4,684	115,564	45,768	18,692	(46,361)	138,347
Interest income from external sources	941	3,219	2,271	150	—	6,581
Interest income from intersegment sources	2,652	3,313	2	—	(5,967)	—
Interest expense from external sources	(856)	(2,084)	(2,762)	(2,677)	—	(8,379)
Interest expense from intersegment sources	(2,144)	(1,319)	(869)	(1,629)	5,961	—
Provision for income taxes	(15,218)	(12,753)	(2,990)	(2,165)	—	(33,126)
Other segment items (5)	(158)	(7,608)	(6,512)	112	—	(14,166)
Net income (loss)	$(10,099)	$98,332	$34,908	$12,483	$(46,367)	$89,257

Depreciation and amortization	(3,946)	(24,399)	(12,496)	(7,408)	—	(48,249)
Long-lived assets (other than deferred tax assets)	100,637	672,512	318,576	215,382	—	1,307,107
Goodwill	8,981	24,250	10,032	—	—	43,263
Total assets	251,031	1,252,791	611,907	321,029	—	2,436,758
Capital expenditures, net	5,285	37,561	43,439	5,526	—	91,811

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended February 28, 2025
Revenue from external customers	$3,987	$823,871	$379,866	$156,162	$—	$1,363,886
Intersegment revenues	492,536	7,688	1,657	1,813	(503,694)	—
Total revenues	496,523	831,559	381,523	157,975	(503,694)	1,363,886

Less (3):
Cost of goods sold	3,801	680,472	313,023	132,839	—	1,130,135
Intersegment cost of goods sold	471,822	7,543	1,606	1,777	(482,748)	—
Warehouse club and other operations	—	71,289	36,089	16,854	—	124,232
General and administrative (4)	42,992	1,185	62	10	—	44,249
Intersegment reimbursement of expenses	(20,781)	13,856	6,503	422	—	—
Operating income (loss)	(1,311)	57,214	24,240	6,073	(20,946)	65,270
Interest income from external sources	546	1,623	511	55	—	2,735
Interest income from intersegment sources	1,415	1,835	100	—	(3,350)	—
Interest expense from external sources	(264)	(608)	(426)	(1,240)	—	(2,538)
Interest expense from intersegment sources	(1,216)	(719)	(544)	(865)	3,344	—
Provision for income taxes	(6,378)	(7,814)	(1,392)	(800)	—	(16,384)
Other segment items (5)	533	(2,329)	(4,162)	635	—	(5,323)
Net income (loss)	$(6,675)	$49,202	$18,327	$3,858	$(20,952)	$43,760

Depreciation, property and equipment	(1,838)	(11,112)	(5,566)	(3,251)	—	(21,767)
Capital expenditures, net	2,060	20,571	7,042	2,999	—	32,672

Six Months Ended February 28, 2025
Revenue from external customers	$13,605	$1,584,167	$725,248	$298,810	$—	$2,621,830
Intersegment revenues	1,008,130	17,021	3,482	2,839	(1,031,472)	—
Total revenues	1,021,735	1,601,188	728,730	301,649	(1,031,472)	2,621,830

Less (3):
Cost of goods sold	12,813	1,306,760	595,855	253,597	—	2,169,025
Intersegment cost of goods sold	967,249	16,613	3,435	2,765	(990,062)	—
Warehouse club and other operations	—	139,347	69,679	33,061	—	242,087
General and administrative (4)	85,520	1,372	196	100	—	87,188
Intersegment reimbursement of expenses	(40,862)	27,827	12,613	422	—	—
Operating income (loss)	(2,985)	109,269	46,952	11,704	(41,410)	123,530
Interest income from external sources	655	3,197	1,004	99	—	4,955
Interest income from intersegment sources	3,123	3,318	201	—	(6,642)	—
Interest expense from external sources	(534)	(1,197)	(917)	(2,585)	—	(5,233)
Interest expense from intersegment sources	(2,328)	(1,683)	(1,037)	(1,588)	6,636	—
Provision for income taxes	(11,118)	(14,661)	(3,502)	(599)	—	(29,880)
Other segment items (5)	729	(5,260)	(6,467)	(1,186)	—	(12,184)
Net income (loss)	$(12,458)	$92,983	$36,234	$5,845	$(41,416)	$81,188

Depreciation, property and equipment	(3,606)	(22,056)	(10,571)	(6,396)	—	(42,629)
Long-lived assets (other than deferred tax assets)	71,123	637,494	228,800	200,425	—	1,137,842
Goodwill	8,981	24,208	10,029	—	—	43,218
Investment in unconsolidated affiliates	—	6,860	—	—	—	6,860
Total assets	213,789	1,106,010	487,795	285,071	—	2,092,665
Capital expenditures, net	2,632	36,016	16,932	5,464	—	61,044

As of August 31, 2025
Long-lived assets (other than deferred tax assets)	$90,663	$659,756	$262,543	$197,268	$—	$1,210,230

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill	8,981	24,254	10,003	—	—	43,238
Investment in unconsolidated affiliates	—	6,889	—	—	—	6,889
Total assets	300,177	1,147,392	534,654	286,934	—	2,269,157
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(3)The significant expense categories and amounts align with the segment level information that is regularly provided to the chief operating decision maker.
(4)General and administrative expenses include pre-opening expenses and loss on disposal of assets.
(5)Other segment items include other expense, net and loss of unconsolidated affiliates.

NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of February 28, 2026 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.
In March 2026, the Company executed a lease agreement for land in Villa Nueva, Guatemala for the purpose of constructing a new warehouse club, which we expect to open in the spring of 2027. The lease agreement will result in the recognition of a lease liability and right-of-use asset of approximately $13.8 million.

PRICESMART, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, digital and technological initiatives, proposed warehouse club and distribution center openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including but not limited to the risks detailed in the Annual Report on Form 10-K for the fiscal year ended August 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on October 30, 2025 under the heading “Part I. Item 1A. Risk Factors" and "Part I Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law. In addition, these risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.
Overview
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The objective of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and South America at operating standards as good as, or superior to, warehouse club operations in the United States.
As of February 28, 2026, we had 56 warehouse clubs in operation in Central America, the Caribbean and Colombia. In addition, we are continuing to advance our planned expansion into Chile, which we believe is a promising new market for our Company. We believe PriceSmart has become one of the most respected and trusted brands in the countries where we operate, and with over two million membership accounts, and over four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.

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
PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. Through a partnership with Price Philanthropies Foundation we provide school supplies to approximately 140,000 children and vision screening and eye exams for thousands of children through the Aprender y Crecer program. In addition, the PriceSmart Foundation makes grants to support youth workforce development and small business growth in PriceSmart markets.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory (1)	Number of Warehouse Clubs in Operation as of February 28, 2025	Number of Warehouse Clubs in Operation as of February 28, 2026	Anticipated Warehouse Club Openings in Fiscal Year 2026	Anticipated Warehouse Club Openings in Fiscal Year 2027
Colombia	10	10	—	—
Costa Rica	8	9	1	—
Panama	7	7	—	—
Guatemala	6	7	—	1
Dominican Republic	5	5	1	—
Trinidad	4	4	—	—
El Salvador	4	4	—	—
Honduras	3	3	—	—
Nicaragua	2	2	—	—
Jamaica	2	2	1	1
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Totals	54	56	3	2
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
In the third quarter of fiscal year 2025, we purchased land for our sixth warehouse club in the Dominican Republic, located in La Romana, approximately 73 miles east from the nearest club in the capital of Santo Domingo. The club will be built on a five-acre property and is anticipated to open in May 2026.
In the first quarter of fiscal year 2026, we purchased land for our third warehouse club in Jamaica, located in Montego Bay, approximately 100 miles west from the nearest club in the capital of Kingston. The club will be built on a five-acre property and is anticipated to open in the summer of 2026.
In the second quarter of fiscal year 2026, we purchased land and plan to open our tenth warehouse club in Costa Rica, located in Ciudad Quesada, approximately 47 miles northwest from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open in the summer of 2026.
In the first quarter of fiscal year 2026, we executed a land lease for our fourth warehouse club in Jamaica, located on South Camp Road (Kingston), approximately six miles southeast from the nearest club in the capital of Kingston. The club will be built on a three-acre property and is anticipated to open in the winter of 2026.
In the third quarter of fiscal year 2026, we executed a land lease for our eighth warehouse club in Guatemala, located in Villa Nueva, approximately 13 miles south from the nearest club in the capital of Guatemala City, subject to the permits being obtained. The club will be built on a five-acre property and is anticipated to open in the spring of 2027.
Once these five new clubs are open, the Company will operate 61 warehouse clubs.

We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. We have entered into executory agreements for two potential sites for two new warehouse clubs in Chile. We have hired local consultants to help us in this process. However, opening PriceSmart warehouse clubs in Chile remains subject to our continuing market analyses, finalizing the agreements of appropriate sites for warehouse clubs, and the receipt of required governmental permits, among other uncertainties. As we continue to advance our land acquisition activities, we have expanded the executive leadership team and entered into a lease for office space in Chile to support these efforts.
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
Inflationary pressures could significantly impact product costs, and commodity price increases have and could again impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. For example, the disruption of the global oil supply through the Strait of Hormuz and the conflict between the U.S. and Iran have driven up commodity prices and increased inflationary pressures, potentially affecting our costs and the affordability of our merchandise for our Members. We are monitoring developments with respect to the ongoing military conflict with Iran including the impact on global commodity prices and potential shipping and logistics disruptions. We may experience increases in transportation costs or delays in the shipment or delivery of our products.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. As of February 28, 2026, some markets, primarily Colombia and Costa Rica, benefited from currency appreciation, which was partially offset by currency devaluations we experienced in some of the other countries where we operate, primarily Honduras, when compared to February 28, 2025. During the first six months of fiscal years 2026 and 2025, approximately 80.9% and 80.0%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.8% and 49.6% consisted of sales of products we purchased in U.S. dollars.
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
Our operations are subject to volatile weather conditions and natural disasters. For example, in October 2025, Hurricane Melissa brought catastrophic winds, flash flooding and storm surge throughout the island of Jamaica resulting in the closure of our Jamaica clubs for two days. Although our warehouse clubs were not significantly affected and we were able to manage our supply chain to keep our warehouse clubs stocked with merchandise, similar natural disasters could adversely impact our overall sales, costs and profit performance in the future.
At times we face difficulties in the shipment of, and the risks inherent in the importation of, merchandise to our warehouse clubs. One of those difficulties is possible governmental restrictions on the importation of merchandise. In late May 2023, disputes with Nicaraguan customs and tax authorities resulted in delays in the issuance of our importation clearance, and general delays in the customs inspection process. While this situation had occurred frequently prior to May 2023, we generally were able to plan around these import blockages and resume imports within a matter of days. However, the 2023 delay in obtaining importation clearance resulted in our being unable to import merchandise into Nicaragua for several weeks in June 2023. While our tax clearances and imports have returned to a normal cadence, we could see delays of imports into Nicaragua again as well as in other jurisdictions in which we operate.
Our operations depend on shipping, trucking, ports and other elements of the supply chain that often rely on unionized labor. A work stoppage or other limitation on operations from union or other labor-related matters could occur for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements. For example, while it did not impact our export activities, we experienced a brief disruption to the flow of imported merchandise into our Miami distribution center because of the U.S. dockworkers strike in October 2024.
Current uncertainties about U.S. tariffs and reciprocal tariffs may have an adverse effect on our Company. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Power Act (the "IEEPA Decision"). There remains significant uncertainty regarding the implementation of the IEEPA decision. In addition, immediately following the IEEPA decision, the U.S. government initiated new tariffs under alternative authorities. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), has helped us avoid potential economic risks, and as a result, we are not owed a refund.
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
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of February 28, 2026 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $76.9 million, a decrease of $23.6 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency. In July 2025, the Company entered into financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, and we may incur significant premium costs to complete such conversions.
While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025, and the central bank still has strict controls there on the availability of U.S. dollars.
During the period, our Costa Rican subsidiary recognized unrealized foreign currency losses primarily related to the revaluation of U.S. dollar-denominated assets and liabilities held in that market. Our balance as of February 28, 2026 of U.S. dollar-denominated cash and cash equivalents, short-term investments, and other assets and liabilities in our Costa Rican subsidiary was $101.6 million. Refer to “Management’s Discussion & Analysis – Other Expense, Net” for additional information.
Mission
PriceSmart's mission is to provide all Members an outstanding shopping experience with high quality, exciting merchandise and services at the lowest possible prices.

Purpose
PriceSmart's purpose is to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We believe we provide good jobs, excellent wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we are enhancing our capabilities to drive sales, operational efficiencies, and provide a better Member experience. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, while simultaneously enhancing Member experience and engagement.
Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have acquired land for three new warehouse clubs and entered into land leases for two new warehouse clubs. These warehouse clubs will be our sixth warehouse club in the Dominican Republic, our third and fourth warehouse clubs in Jamaica, our tenth warehouse club in Costa Rica, and our eighth warehouse club in Guatemala. Once these five new clubs are open, PriceSmart will operate 61 warehouse clubs in total. In addition to continued growth throughout our current markets, we are continuing to advance our planned expansion into Chile, which we have identified as a potential market for multiple PriceSmart warehouse clubs. As part of this initiative, we have hired local consultants to assist us, appointed a country general manager, and entered into executory agreements for two potential sites for two new warehouse clubs and are actively reviewing other potential sites. Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. To support this strategy, we will begin warehouse club and parking lot expansions and remodels in fiscal year 2026 in Portmore, Jamaica and Barbados. During fiscal year 2023, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We expect to relocate our Miraflores club to this new location in the second half of calendar year 2027. We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We completed full implementation of these distribution centers in China in the second quarter of fiscal year 2026. Our goal is to reduce landed costs and lead times (via direct shipments from Asia to our local markets) and improve our working capital as a result. In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in other key markets. In the second quarter of fiscal year 2026, we opened our distribution center in Trinidad. In addition, we plan to open distribution centers in Colombia and Jamaica during fiscal year 2026 and in the Dominican Republic during fiscal year 2027.

II.Increase Membership Value. At PriceSmart, we are dedicated to attracting new Members and fostering long-term loyalty by continually enhancing the value of membership. In addition to providing low prices on merchandise, we seek to provide Members with greater convenience and an expanding range of services. This includes access to PriceSmart.com for online shopping, seamless club pickup and delivery services, and our comprehensive well-being initiative. Members enjoy optical services with free eye exams, affordably priced eyeglass frames, audiology services with hearing tests, and competitively priced hearing aids. In select markets, we offer pharmacy services to further enrich the PriceSmart membership experience. We increased the membership fee by $5 in all but one market during fiscal year 2024 and may consider further adjustments as member benefits and value continue to grow. A larger membership base and higher membership fee contribute to the bottom line of the business or can be reinvested in providing better pricing to our Members. We focus on growth of our membership base, Member renewal rates and average ticket as part of determining how Members see the value we offer. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. By offering tangible financial rewards, we believe Members can derive maximum value from their membership, particularly when paired with the PriceSmart co-branded credit card which offers an additional cash back incentive for Members with the card. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 19.5% of our total membership base as of February 28, 2026, an increase from 14.5% as of February 28, 2025. This directly contributes to the Company's revenue growth and reinforces our commitment to providing best-in-class value for our Members. Additionally, our private-label products that we sell under the “Member’s Selection®” brand plays a crucial role in enhancing the membership value proposition. We believe these products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet everyday needs, “Member’s Selection®” products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. During the first six months of fiscal year 2026, our private-label sales represented 26.6% of total net merchandise sales, down slightly from 27.4% in the same period of fiscal year 2025. In the first quarter of fiscal year 2026, the Company discontinued selling produce under the “Member’s Selection®” brand as we determined that these products no longer aligned with the value proposition we strive to deliver with our private-label products. Excluding discontinuation of produce under the “Member’s Selection®” brand, our private-label sales, as a percentage of total net merchandise sales, increased by 50 basis points compared to the same period of fiscal year 2025. Our strategy is to offer our Members a curated selection of high‑quality merchandise at prices we believe consistently deliver strong value across our markets. Our model focuses on fast‑turning items, with limited variations in styles, sizes, and colors to maximize efficiency and drive savings. We offer a limited number of stock keeping units ("SKUs") with large pack sizes. Our "Treasure Hunt" experience offers the best value on exclusive or one-time-buy merchandise. By continuously enhancing our benefits and maintaining a strong focus on membership growth, renewal rates, and Member spending, we provide our Members with unmatched value, no matter how, when or where they choose to shop. As PriceSmart continues to grow, we look forward to reinvesting in new benefits and services that enhance the Member experience, creating a mutually beneficial relationship built on trust, value, and innovation.

III.Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities. We’ve continued to tailor our digital experience to try to exceed our Members` expectations of how, when and where they want to shop. In the second quarter of fiscal year 2026, our digital channel sales reached $94.1 million, a 23.4% increase year-over-year, representing 6.4% of total net merchandise sales. We’re also modernizing our processes and technology. For example, we have continued making progress in our migration to the RELEX supply chain and inventory management software platform in the second quarter of fiscal year 2026. We expect to complete our implementation in fiscal year 2026. We believe this upgrade enhances employee productivity and is designed to improve inventory management, reduce spoilage and increase in-stock availability, driving both sales and efficiency. In addition, during the first quarter of fiscal year 2026, we finalized implementing a new point-of-sale system, Elera, a Toshiba product, in all of our English-speaking markets in the Caribbean. In the third quarter of fiscal year 2026, we expect to begin implementation in our Spanish speaking Central American markets. We believe with Elera we can achieve faster checkout times, improve employee productivity and enhance our payment option capabilities. In the second quarter of fiscal year 2026, we furthered implementation of Workday's human capital management system to replace legacy human resource applications. This upgrade is designed to enhance the employee experience with modern, user-friendly tools, while improving processes, strengthening compliance and providing scalable, integrated data to support future growth. During the second quarter, we advanced our multi-phase implementation of the E2Open Global Trade Management platform designed to enhance automation, compliance, and controls across global import and export operations. We believe this platform will strengthen trade compliance, improve data visibility, and support scalable international growth once fully implemented. Lastly, in the second quarter of fiscal year 2026, we began migrating our mobile application to fully native iOS and Android architectures to enhance speed, reliability, and accessibility for our Members. Solidifying our foundation and allowing for faster deployment of new features will help us achieve our mission of delivering an outstanding shopping experience while leveraging costs down.

Financial highlights for the second quarter of fiscal year 2026 included:
•Total revenues increased 9.7% over the comparable prior year period.
•Net merchandise sales increased 9.9% over the comparable prior year period. We ended the quarter with 56 warehouse clubs compared to 54 warehouse clubs at the end of the second quarter of fiscal year 2025. Net merchandise sales - constant currency increased 7.8% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended March 1, 2026 increased 7.6%. Comparable net merchandise sales - constant currency for the 13 weeks ended March 1, 2026 increased 5.5%.
•Membership income for the second quarter of fiscal year 2026 increased 16.9% to $24.5 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 13.5% over the prior year period, and merchandise gross profit as a percent of net merchandise sales was 16.1%, an increase of 50 basis points when compared to the same period in the prior year.
•Selling, general and administrative expenses increased 12.6% compared to the second quarter of fiscal year 2025, primarily due to investments in technology and compensation of our Chief Executive Officer. Selling, general and administrative expenses as a percentage of total revenues in the second quarter of fiscal year 2026 increased to 12.7% from 12.4% in the same period last year.
•Operating income for the second quarter of fiscal year 2026 was $75.4 million, an increase of 15.6%, or $10.2 million, compared to the second quarter of fiscal year 2025.
•We recorded an $8.7 million net loss in total other expense in the second quarter of fiscal year 2026 compared to a $5.1 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $3.1 million, which was mainly driven by an increase in unrealized losses in value of U.S. dollar denominated monetary assets and liabilities in several of our markets.
•Our effective tax rate decreased in the second quarter of fiscal year 2026 to 26.4% from 27.2% in the second quarter of fiscal year 2025. The decrease in the effective tax rate is primarily attributable to foreign exchange rate fluctuations.
•Net income for the second quarter of fiscal year 2026 was $49.1 million, or $1.62 per diluted share, compared to $43.8 million, or $1.45 per diluted share, in the second quarter of fiscal year 2025.
•Adjusted EBITDA for the second quarter of fiscal year 2026 was $99.7 million compared to $87.0 million in the same period last year.
Financial highlights for the six months ended February 28, 2026 included:
•Total revenues increased 9.8% over the comparable prior year period.
•Net merchandise sales increased 10.2% over the comparable prior year period. We ended the first six months of fiscal year 2026 with 56 warehouse clubs compared to 54 warehouse clubs at the end of the first six months of fiscal year 2025. Net merchandise sales - constant currency increased 8.6% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for more than 13 ½ calendar months) for the 26 weeks ended March 1, 2026 increased 7.8%. Comparable net merchandise sales - constant currency for the 26 weeks ended March 1, 2026 increased 6.2%.
•Membership income for the first six months of fiscal year 2026 increased 16.5% to $47.9 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 12.4% over the prior year period, and merchandise gross profit as a percent of net merchandise sales was 16.0%, an increase of 30 basis points when compared to the same period in the prior year.
•Selling, general and administrative expenses increased 12.7% compared to the first six months of fiscal year 2025, primarily due to investments in technology and compensation of our Chief Executive Officer. Selling, general and administrative expenses as a percentage of total revenues in the first six months of fiscal year 2026 increased to 12.9% from 12.6% in the same period last year.
•Operating income for the first six months of fiscal year 2026 was $138.3 million, an increase of 12.0%, or $14.8 million, compared to the first six months of fiscal year 2025.
•We recorded a $16.0 million net loss in total other expense in the first six months of fiscal year 2026 compared to a $12.4 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $2.0 million, which was mainly driven by an increase in unrealized losses in value of U.S. dollar denominated monetary assets and liabilities in several of our markets.
•Our effective tax rate increased in the first six months of fiscal year 2026 to 27.1% from 26.9% in the first six months of fiscal year 2025.

•Net income for the first six months of fiscal year 2026 was $89.3 million, or $2.91 per diluted share, compared to $81.2 million, or $2.66 per diluted share, in the first six months of fiscal year 2025.
•Adjusted EBITDA for the first six months of fiscal year 2026 was $186.6 million compared to $166.1 million in the same period last year.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net income as reported	$49,091	$43,760	$89,257	$81,188
Adjustments:
Interest expense	3,959	2,538	8,379	5,233
Provision for income taxes	17,597	16,384	33,126	29,880
Depreciation and amortization	24,272	21,767	48,249	42,629
Interest income	(3,632)	(2,735)	(6,581)	(4,955)
Other expense, net (1)	8,405	5,306	14,166	12,162
Adjusted EBITDA	$99,692	$87,020	$186,596	$166,137
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and six months ended February 28, 2026 and 2025.
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

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025
The following discussion and analysis compares the results of operations for the three- and six-month periods ended on February 28, 2026 with the three- and six-month periods ended on February 28, 2025 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during the three and six months ended February 28, 2026 and February 28, 2025:

	Three Months Ended
	February 28, 2026				February 28, 2025
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$877,068	59.8%	$69,240	8.6%	$807,828	60.6%
Caribbean	390,012	26.6	16,068	4.3	373,944	28.0
Colombia	199,450	13.6	46,667	30.5	152,783	11.4
Net merchandise sales	$1,466,530	100.0%	$131,975	9.9%	$1,334,555	100.0%

	Six Months Ended
	February 28, 2026				February 28, 2025
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$1,693,701	60.0%	$141,038	9.1%	$1,552,663	60.7%
Caribbean	749,098	26.6	35,515	5.0	713,583	27.9
Colombia	377,527	13.4	85,359	29.2	292,168	11.4
Net merchandise sales	$2,820,326	100.0%	$261,912	10.2%	$2,558,414	100.0%
Comparison of Three and Six Months Ended February 28, 2026 and 2025
Overall, total net merchandise sales grew by 9.9% for the second quarter of fiscal year 2026 and grew 10.2% for the six-month period ended February 28, 2026. The second quarter increase resulted from a 7.5% increase in transactions and a 2.2% increase in average ticket. For the six-month period, the increase resulted from a 7.9% increase in transactions and a 2.1% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup via our Click & Go® service and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 56 clubs in operation as of February 28, 2026 compared to 54 clubs as of February 28, 2025.
Net merchandise sales in our Central America segment increased 8.6% and 9.1%, respectively, during the second quarter and the six months ended February 28, 2026. This increase had a 520 basis point (5.2%) and 550 basis point (5.5%) positive impact on total net merchandise sales growth for the second quarter and the six months ended February 28, 2026. All markets within this segment, except Honduras, had positive net merchandise sales growth for the second quarter. All markets within this segment had positive net merchandise sales growth for the six months ended February 28, 2026. We opened our ninth warehouse club in Costa Rica in April 2025 and our seventh warehouse club in Guatemala in August 2025.

Net merchandise sales in our Caribbean segment increased 4.3% and 5.0%, respectively, during the second quarter and the six months ended February 28, 2026. These increases had a 120 basis point (1.2%) and 140 basis point (1.4%) positive impact on total net merchandise sales growth for the second quarter and the six months ended February 28, 2026. All markets within this segment, except USVI, had positive net merchandise sales growth for the second quarter and the six months ended February 28, 2026.
Net merchandise sales in our Colombia segment increased 30.5% and 29.2%, respectively, during the second quarter and the six months ended February 28, 2026 due to the appreciation of the Colombian peso and an increase in the number of transactions. These increases had a 350 basis point (3.5%) and 330 basis point (3.3%) positive impact on total net merchandise sales growth for the second quarter and the six months ended February 28, 2026.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three- and six-month periods ended February 28, 2026. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchange rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended February 28, 2026
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$877,068	$871,110	$5,958	8.6%	7.8%	0.8%
Caribbean	390,012	393,874	(3,862)	4.3	5.3	(1.0)
Colombia	199,450	173,826	25,624	30.5	13.8	16.7
Consolidated total	$1,466,530	$1,438,810	$27,720	9.9%	7.8%	2.1%

	Six Months Ended February 28, 2026
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$1,693,701	$1,684,636	$9,065	9.1%	8.5%	0.6%
Caribbean	749,098	759,994	(10,896)	5.0	6.5	(1.5)
Colombia	377,527	334,160	43,367	29.2	14.4	14.8
Consolidated total	$2,820,326	$2,778,790	$41,536	10.2%	8.6%	1.6%
Overall, the effects of currency fluctuations within our markets had approximately $27.7 million and $41.5 million, or 210 basis points (2.1%) and 160 basis points (1.6%), of positive impact on net merchandise sales for the quarter and the six months ended February 28, 2026, respectively.
Currency fluctuations had a $6.0 million and $9.1 million, or 80 basis points (0.8%) and 60 basis points (0.6%), of positive impact on net merchandise sales in our Central America segment for the quarter and the six months ended February 28, 2026, respectively. These currency fluctuations contributed approximately 50 basis points (0.5%) and 30 basis points (0.3%) of positive impact on net merchandise sales for the quarter and the six months ended February 28, 2026, respectively. The Costa Rican colón appreciated against the dollar as compared to the same three- and six-month periods a year ago and was a significant factor in the contribution to the favorable currency fluctuations in this segment.

Currency fluctuations had a $3.9 million and $10.9 million, or 100 basis points (1.0%) and 150 basis points (1.5%), of negative impact on net merchandise sales in our Caribbean segment for the quarter and the six months ended February 28, 2026, respectively. These currency fluctuations contributed approximately 30 basis points (0.3%) and 40 basis points (0.4%) of negative impact on total net merchandise sales growth for the quarter and the six months ended February 28, 2026, respectively. The negative impact was primarily driven by the devaluation of the Dominican peso as compared to the same three- and six-month periods a year ago.
Currency fluctuations had $25.6 million and $43.4 million, or 1,670 basis points (16.7%) and 1,480 basis points (14.8%), of positive impact on net merchandise sales in our Colombia segment for the quarter and the six months ended February 28, 2026, respectively. These currency fluctuations contributed approximately 190 basis points (1.9%) and 170 basis points (1.7%) of positive impact on total net merchandise sales growth for the quarter and the six months ended February 28, 2026, respectively. The Colombian peso appreciated significantly against the dollar as compared to the same three- and six-month periods a year ago.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our clubs opened during fiscal year 2025 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 54 warehouse clubs for the thirteen- and twenty-six-week periods ended March 1, 2026.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the thirteen- and twenty-six-week periods ended March 1, 2026 and March 2, 2025 compared to the prior year:

	Thirteen Weeks Ended
	March 1, 2026	March 2, 2025
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	4.7%	5.6%
Caribbean	4.2	8.3
Colombia	31.3	8.6
Consolidated comparable net merchandise sales	7.6%	6.7%

	Twenty-Six Weeks Ended
	March 1, 2026	March 2, 2025
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	5.0%	5.4%
Caribbean	4.9	6.8
Colombia	29.7	9.3
Consolidated comparable net merchandise sales	7.8%	6.2%

Comparison of Thirteen and Twenty-Six Weeks Ended March 1, 2026 and March 2, 2025
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended March 1, 2026 increased 7.6%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the twenty-six-week period ended March 1, 2026 increased 7.8%.
Comparable net merchandise sales in our Central America segment increased 4.7% and 5.0% for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 280 basis points (2.8%) and 300 basis points (3.0%) of positive impact on total comparable merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively.
Comparable net merchandise sales in our Caribbean segment increased 4.2% and 4.9% for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively. These increases contributed approximately 120 basis points (1.2%) and 140 basis points (1.4%) of positive impact on total comparable merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively.
Comparable net merchandise sales in our Colombia segment increased 31.3% and 29.7% for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively. This increase contributed approximately 360 basis points (3.6%) and 340 basis points (3.4%) of positive impact on total comparable merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen- and twenty-six-week periods ended March 1, 2026:

	Thirteen Weeks Ended March 1, 2026
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	4.7%	4.0%	0.7%
Caribbean	4.2	5.1	(0.9)
Colombia	31.3	14.7	16.6
Consolidated comparable net merchandise sales	7.6%	5.5%	2.1%

	Twenty-Six Weeks Ended March 1, 2026
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	5.0%	4.5%	0.5%
Caribbean	4.9	6.3	(1.4)
Colombia	29.7	14.7	15.0
Consolidated comparable net merchandise sales	7.8%	6.2%	1.6%
Overall, the mix of currency fluctuations within our markets had 210 basis points (2.1%) and 160 basis points (1.6%) of positive impact on comparable net merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively.

Currency fluctuations within our Central America segment accounted for approximately 40 basis points (0.4%) and 30 basis points (0.3%) of positive impact on total comparable merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively. Our Costa Rica market was the main contributor to the positive impact as the market experienced currency appreciation when compared to the same period last year. This was partially offset by devaluation of currency in our Honduras market when compared to the same period last year.
Currency fluctuations within our Caribbean segment accounted for approximately 20 basis points (0.2%) and 40 basis points (0.4%) of negative impact on total comparable merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively. Our Dominican Republic market was the main contributor as this market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 190 basis points (1.9%) and 170 basis points (1.7%) of positive impact on total comparable merchandise sales for the thirteen- and twenty-six-week periods ended March 1, 2026, respectively. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same period last year.

Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	February 28, 2026					February 28, 2025
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$13,924		$1,729	14.2%	1.6%	$12,195
Membership income - Caribbean	6,220		584	10.4	1.6	5,636
Membership income - Colombia	4,315		1,231	39.9	2.2	3,084
Membership income - Total	$24,459	32.4%	$3,544	16.9%	1.7%	$20,915	32.0%

	Six Months Ended
	February 28, 2026					February 28, 2025
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$27,421		$3,451	14.4%	1.6%	$23,970
Membership income - Caribbean	12,205		1,120	10.1	1.6	11,085
Membership income - Colombia	8,253		2,194	36.2	2.2	6,059
Membership income - Total	$47,879	34.6%	$6,765	16.5%	1.7%	$41,114	33.3%

Number of accounts - Central America	1,164,936		92,388	8.6%		1,072,548
Number of accounts - Caribbean	519,969		26,639	5.4		493,330
Number of accounts - Colombia	398,770		34,134	9.4		364,636
Number of accounts - Total	2,083,675		153,161	7.9%		1,930,514
Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
The number of Member accounts as of February 28, 2026 was 7.9% higher than the number of accounts as of February 28, 2025. Membership income increased 16.9% and 16.5% over the three- and six-month periods ended February 28, 2026, respectively, compared to the same prior-year periods.

Membership income, which is recognized ratably over the 12-month term of the membership, increased in all of our segments in the three- and six-month periods ended February 28, 2026. The consolidated increase in membership income is primarily due to an increase in the Platinum Membership base in all of our segments over the prior year. Additionally, in our Central America segment, membership income increased compared to the second quarter and the first six months of fiscal year 2025, due to the opening of two new clubs. In our Caribbean segment, membership income increased compared to the second quarter and the first six months of fiscal year 2025 due to an increase in Platinum Membership accounts. In our Colombia segment, membership income increased compared to the second quarter and the first six months of fiscal year 2025 due to the appreciation of the Colombian peso, an increase in the number of membership accounts and an increase in Platinum Membership accounts as a percentage of total accounts.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 19.5% of our total membership base as of February 28, 2026, an increase from 14.5% as of February 28, 2025. Platinum Members tend to have higher renewal rates than our Diamond Members. During the first quarter of fiscal year 2026 and throughout fiscal year 2025, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 90.2%, an all-time high for the Company, and 87.0% for the periods ended February 28, 2026 and February 28, 2025, respectively. This compares to a trailing twelve-month renewal rate of 88.8% for the twelve-month period ended August 31, 2025.
Other Revenue
Other revenue consists of miscellaneous income, which comes primarily from our interest-generating portfolio from our co-branded credit cards and advertising income for our seasonal catalog, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	February 28, 2026			February 28, 2025
	Amount	Increase/(Decrease) from Prior Year	% Change	Amount
Miscellaneous income	$3,348	$(429)	(11.4)%	$3,777
Rental income	832	180	27.6	652
Other revenue	$4,180	$(249)	(5.6)%	$4,429

	Six Months Ended
	February 28, 2026			February 28, 2025
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$7,674	$279	3.8%	$7,395
Rental income	1,892	590	45.3	1,302
Other revenue	$9,566	$869	10.0%	$8,697
Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
The primary driver for the decrease in other revenue for the three-month period ended February 28, 2026 was a decrease in Miscellaneous income primarily driven by a decrease in interest-generating portfolio revenue. In some of our markets we renegotiated our co-branded credit card earnings tiers, earning lower incentive fees but increasing the rewards that Members earn. The primary driver of the increase in other revenue for the six-month period ended February 28, 2026 was an increase in Miscellaneous income primarily driven by an increase in advertising income for our seasonal catalog partially offset by lower incentive fees from our co-branded credit cards when compared to the prior year.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	February 28, 2026	February 28, 2025	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,466,530	$1,334,555	$131,975
Total gross margin	$236,402	$208,220	$28,182
Total gross margin percentage	16.1%	15.6%	0.5%

Revenues
Total revenues	$1,495,528	$1,363,886	$131,642
Percentage change from prior period			9.7%

Comparable net merchandise sales
Total comparable net merchandise sales increase	7.6%	6.7%	0.9%

Total revenue margin
Total revenue margin	$265,073	$233,751	$31,322
Total revenue margin percentage	17.7%	17.1%	0.6%

Selling, general and administrative
Selling, general and administrative	$189,653	$168,481	$21,172
Selling, general and administrative percentage of total revenues	12.7%	12.4%	0.3%

Operational data
Adjusted EBITDA(1)	$99,692	$87,020	$12,672
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	February 28, 2026	% of Total Revenue	February 28, 2025	% of Total Revenue
Operating income by segment
Central America	$60,499	4.0%	$57,214	4.2%
Caribbean	23,787	1.6	24,240	1.8
Colombia	8,951	0.6	6,073	0.4
United States	6,551	0.4	(1,311)	(0.1)
Reconciling Items (1)	(24,368)	(1.6)	(20,946)	(1.5)
Operating income - Total	$75,420	5.0%	$65,270	4.8%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Six Months Ended
Results of Operations Consolidated	February 28, 2026	February 28, 2025	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$2,820,326	$2,558,414	$261,912
Total gross margin	$452,016	$402,202	$49,814
Total gross margin percentage	16.0%	15.7%	0.3%

Revenues
Total revenues	$2,878,257	$2,621,830	$256,427
Percentage change from prior period			9.8%

Comparable net merchandise sales
Total comparable net merchandise sales increase	7.8%	6.2%	1.6%

Total revenue margin
Total revenue margin	$509,458	$452,805	$56,653
Total revenue margin percentage	17.7%	17.3%	0.4%

Selling, general and administrative
Selling, general and administrative	$371,111	$329,275	$41,836
Selling, general and administrative percentage of total revenues	12.9%	12.6%	0.3%

Operational data
Adjusted EBITDA(1)	$186,596	$166,137	$20,459
Warehouse clubs at period end	56	54	2
Warehouse club sales floor square feet at period end	2,732	2,646	86
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Six Months Ended
Results of Operations Consolidated	February 28, 2026	% of Total Revenue	February 28, 2025	% of Total Revenue
Operating income by segment
Central America	$115,564	4.0%	$109,269	4.2%
Caribbean	45,768	1.6	46,952	1.8
Colombia	18,692	0.6	11,704	0.4
United States	4,684	0.2	(2,985)	(0.1)
Reconciling Items (1)	(46,361)	(1.6)	(41,410)	(1.6)
Operating income - Total	$138,347	4.8%	$123,530	4.7%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	February 28, 2026	% of Total Revenue	February 28, 2025	% of Total Revenue
Warehouse club and other operations	$139,464	9.3%	$124,232	9.1%
General and administrative	49,742	3.3	43,034	3.2
Pre-opening expenses	45	—	293	—
Loss on disposal of assets	402	0.1	922	0.1
Total Selling, general and administrative	$189,653	12.7%	$168,481	12.4%

	Six Months Ended
	February 28, 2026	% of Total Revenue	February 28, 2025	% of Total Revenue
Warehouse club and other operations	$271,279	9.4%	$242,087	9.2%
General and administrative	99,050	3.5	85,599	3.3
Pre-opening expenses	47	—	315	—
Loss on disposal of assets	735	—	1,274	0.1
Total Selling, general and administrative	$371,111	12.9%	$329,275	12.6%
Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of Net merchandise sales for the three and six months ended February 28, 2026 was 16.1% and 16.0%, 50 basis points (0.5%) and 30 basis points (0.3%) higher than the comparable prior year periods, respectively. The increases in total gross margin for the second quarter and first six months of fiscal year 2026 are primarily due to shifts in product mix when compared to the same periods in the prior year.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales and Export sales. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin as a percent of Total revenues for each of the three and six months ended February 28, 2026 was 17.7%, 60 basis points (0.6%) and 40 basis points (0.4%) higher than the comparable prior year periods, respectively. The three- and six-month increase is primarily due to increases in our warehouse sales margins as well as increases in our membership income.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. Selling, general and administrative expenses increased $21.2 million for the second quarter of fiscal year 2026 compared to the same prior-year period, and increased as a percentage of total revenues by 30 basis points (0.3%) to 12.7% of total revenues for the second quarter of fiscal year 2026 compared to 12.4% of total revenues for the second quarter of fiscal year 2025.
Selling, general and administrative expenses increased $41.8 million for the first six months of fiscal year 2026 compared to the same prior-year period, and increased as a percentage of total revenues by 30 basis points (0.3%) to 12.9% of total revenues for the first six months of fiscal year 2026 compared to 12.6% of total revenues for the first six months of fiscal year 2025.

Warehouse club and other operations expenses increased to 9.3% and 9.4% of total revenues for the second quarter and first six months of fiscal year 2026 compared to 9.1% and 9.2% for the second quarter and first six months of fiscal year 2025, respectively. The increases for the second quarter and first six months of fiscal year 2026 compared with the same periods in the prior year are primarily due to our Colombia market, which increased as a percentage of total revenues year over year due to the impact of the appreciation of the Colombian peso on our warehouse club and other operations expenses in Colombia.
General and administrative expenses increased to 3.3% and 3.5% of total revenues for the second quarter and first six months of fiscal year 2026, compared to 3.2% and 3.3% of total revenues for the second quarter and first six months of fiscal year 2025, respectively. The increases for the three- and six-month periods of fiscal year 2026 compared with the same periods in the prior year are primarily due to investments in technology and compensation of our Chief Executive Officer. During his tenure as our Interim Chief Executive Officer from February 2023 to August 2025, Robert Price declined any compensation for his services. Our investments in technology is expected to increase in subsequent periods as the Company begins to execute on its planned initiatives.
Operating income increased to $75.4 million (5.0% of total revenues) and $138.3 million (4.8% of total revenues) in the second quarter and first six months of fiscal year 2026, compared to $65.3 million (4.8% of total revenues) and $123.5 million (4.7% of total revenues) for the second quarter and first six months of fiscal year 2025, respectively.
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

	Three Months Ended
	February 28, 2026		February 28, 2025
	Amount	Change	Amount
Interest income	$3,632	$897	$2,735

	Six Months Ended
	February 28, 2026		February 28, 2025
	Amount	Change	Amount
Interest income	$6,581	$1,626	$4,955

Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
Net interest income increased for the three and six months ended February 28, 2026, primarily due to an increase in amounts on deposit when compared to the prior year.

Interest Expense

	Three Months Ended
	February 28, 2026		February 28, 2025
	Amount	Change	Amount
Interest expense on loans	$3,212	$1,120	$2,092
Interest expense related to hedging activity	1,139	311	828
Interest expense on finance lease	185	185	—
Less: Capitalized interest	(577)	(195)	(382)
Interest expense	$3,959	$1,421	$2,538

	Six Months Ended
	February 28, 2026		February 28, 2025
	Amount	Change	Amount
Interest expense on loans	$6,859	$2,174	$4,685
Interest expense related to hedging activity	2,260	1,035	1,225
Interest expense on finance lease	185	185	—
Less: Capitalized interest	(925)	(248)	(677)
Interest expense	$8,379	$3,146	$5,233

Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
Interest expense reflects borrowings and finance leases entered into by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, foreign currency transactions, and ongoing working capital requirements.
Interest expense increased for the three- and six-month periods ended February 28, 2026, primarily due to an increase in outstanding debt when compared to the prior year period. The increase in outstanding debt was primarily in our Trinidad subsidiary in which we entered into financing transactions to provide additional U.S. dollar liquidity in the fourth quarter of fiscal year 2025.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	February 28, 2026			February 28, 2025
	Amount	Change	% Change	Amount
Other expense, net	$8,405	$3,099	58.4%	$5,306

	Six Months Ended
	February 28, 2026			February 28, 2025
	Amount	Change	% Change	Amount
Other expense, net	$14,166	$2,004	16.5%	$12,162

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
For the three and six months ended February 28, 2026, the primary driver of Other expense, net were $4.6 million and $7.9 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) compared to $0.1 million and $3.4 million, respectively, of losses for the three and six months ended February 28, 2025. The primary driver of the increase is due to the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary. During the quarter and six months ended February 28, 2026, our markets contributed $3.7 million and $6.7 million, respectively, of transaction costs, associated with converting the local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues compared to $5.1 million and $8.5 million, respectively, of transaction costs for the three and six months ended February 28, 2025.
Provision for Income Taxes

	Three Months Ended
	February 28, 2026		February 28, 2025
	Amount	Change	Amount
Provision for income taxes	$17,597	$1,213	$16,384
Effective tax rate	26.4%		27.2%

	Six Months Ended
	February 28, 2026		February 28, 2025
	Amount	Change	Amount
Provision for income taxes	$33,126	$3,246	$29,880
Effective tax rate	27.1%		26.9%
Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
For the three months ended February 28, 2026, the effective tax rate was 26.4% compared to 27.2% for the prior-year period. The decrease in the effective rate versus the prior year was primarily attributable to foreign exchange rate fluctuations.
For the six months ended February 28, 2026, the effective tax rate was 27.1% compared to 26.9% for the prior-year period.

Other Comprehensive Income

	Three Months Ended
	February 28, 2026			February 28, 2025
	Amount	Change	% Change	Amount
Other Comprehensive Income	$21,300	$14,334	205.8%	$6,966

	Six Months Ended
	February 28, 2026			February 28, 2025
	Amount	Change	% Change	Amount
Other Comprehensive Income	$37,943	$33,993	860.6%	$3,950

Comparison of Three and Six Months Ended February 28, 2026 and February 28, 2025
Other comprehensive income for the second quarter of fiscal year 2026 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the second quarter, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica and Dominican Republic subsidiaries. During the first six months of fiscal year 2026, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica, Colombia and Dominican Republic subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. We use cash in operations for payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We also have returned cash to stockholders through a regular semiannual dividend, a one-time special dividend in the third quarter of fiscal year 2024, and by repurchasing shares of our common stock pursuant to the stock repurchase program that completed in the first quarter of fiscal year 2024. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 7 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.
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

The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	February 28, 2026	August 31, 2025
Amounts held by foreign subsidiaries	$157,981	$222,770
Amounts held domestically	37,106	62,521
Total cash and cash equivalents, including restricted cash	$195,087	$285,291
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	February 28, 2026	August 31, 2025
Amounts held by foreign subsidiaries	$149,712	$73,186
Amounts held domestically	—	—
Total short-term investments	$149,712	$73,186
As of February 28, 2026, certificates of deposit with a maturity of over one year held by our foreign subsidiaries were $11.9 million and recorded within Other non-current assets on the consolidated balance sheets. As of August 31, 2025, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of February 28, 2026 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $76.9 million. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, and we may incur significant premium costs to complete such conversions. While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025 and the Central bank still has strict controls there on the availability of U.S. dollars. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” and "Quantitative and Qualitative Disclosures about Market Risk" for quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28, 2026	February 28, 2025	Change
Net cash provided by operating activities	$133,286	$126,385	$6,901
Net cash used in investing activities	(169,378)	(79,508)	(89,870)
Net cash used in financing activities	(62,431)	(40,729)	(21,702)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,319	3,045	5,274
Net increase (decrease) in cash, cash equivalents and restricted stock	$(90,204)	$9,193	$(99,397)
Net cash provided by operating activities totaled $133.3 million and $126.4 million for the six months ended February 28, 2026 and February 28, 2025, respectively. For the six months ended February 28, 2026, net cash provided by operating activities increased primarily due to a $10.6 million increase in net income without non-cash items and a $5.3 million net positive change in our various operating assets and liabilities, partially offset by shifts in working capital due to higher overall inventory balances which contributed $9.0 million of cash used in operating activities.

Net cash used in investing activities totaled $169.4 million and $79.5 million for the six months ended February 28, 2026 and February 28, 2025, respectively. The $89.9 million increase in net cash used in investing activities is primarily due to a net increase in purchases less proceeds of short-term investments of $59.6 million, a $25.5 million increase in property and equipment expenditures to support growth of our real estate footprint due to timing in our expansion program compared to the same six-month period a year ago, and an $11.9 million increase in purchases of long-term investments. This was partially offset by a $6.1 million increase in proceeds from disposals of property and equipment, primarily due to the sale of our produce distribution center in Guatemala, and $1.1 million of cash received due to proceeds from the dissolution of our joint venture.
Net cash used in financing activities totaled $62.4 million and $40.7 million for the six months ended February 28, 2026 and February 28, 2025, respectively. The $21.7 million increase in net cash used in financing activities is primarily the result of a $15.9 million increase in net repayments of short-term bank borrowings during the first six months of fiscal year 2026, a $3.1 million increase in purchases of treasury stock upon vesting of restricted stock awards to cover employees' tax withholding obligations, and a $2.3 million increase in cash dividend payments compared to the same period a year ago.
The following table summarizes the dividends declared and paid during fiscal years 2026 and 2025 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/6/2025	$1.26	2/18/2025	2/28/2025	N/A	$0.63	8/15/2025	8/29/2025	N/A	$0.63
2/5/2026	$1.40	2/17/2026	2/27/2026	N/A	$0.70	8/17/2026	N/A	8/31/2026	$0.70
On February 5, 2026, the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.40 per share, with $0.70 per share paid on February 27, 2026 to stockholders of record as of February 17, 2026 and $0.70 per share payable on August 31, 2026 to stockholders of record as of August 17, 2026. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $88.3 million for the six months ended February 28, 2026, of which $35.2 million and $53.1 million were for maintenance and growth expenditures, respectively. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of February 28, 2026, we have signed one lease agreement which has not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.3 million and $10.5 million and deferred tax assets of $4.7 million and $3.9 million as of February 28, 2026 and August 31, 2025, respectively, in this country.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any significant impairment charges during the second quarter of fiscal year 2026 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 28, 2026 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three- and six-month periods ended February 28, 2026 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”

Information about the change in the fair value of our hedges and the financial impact thereof for the three- and six-month periods ended February 28, 2026 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three- and six-month periods ended February 28, 2026 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 28, 2026, the Company repurchased 26,534 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the second quarter of fiscal year 2026. The Company does not currently have a stock repurchase program. However, the Board of Directors could choose to commence a stock repurchase program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.
The following table sets forth information on our common stock repurchase activity for the quarter ended February 28, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2025 - December 31, 2025	—	$—	—	N/A
January 1, 2026 - January 31, 2026	26,534	140.70	—	N/A
February 1, 2026 - February 28, 2026	—	—	—	N/A
Total	26,534	$140.70	—	N/A
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the second quarter of fiscal year 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

PRICESMART, INC.

Date:	April 8, 2026	By:	/s/ DAVID N. PRICE
David N. Price
Chief Executive Officer
(Principal Executive Officer)

Date:	April 8, 2026	By:	/s/ GUALBERTO HERNANDEZ
Gualberto Hernandez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)