Form 10-Q
period 2026-05-31
PRICESMART INC
filed 2026-07-08
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
The registrant had 30,860,524 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2026.

PRICESMART, INC.
i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PriceSmart, Inc.’s (“PriceSmart,” “we,” the “Company” or “our”) unaudited consolidated balance sheet as of May 31, 2026 and the consolidated balance sheet as of August 31, 2025, the unaudited consolidated statements of income for the three and nine months ended May 31, 2026 and 2025, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2026 and 2025, the unaudited consolidated statements of equity for the three and nine months ended May 31, 2026 and 2025, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2026 and 2025 are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2026 (Unaudited)	August 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$208,443	$241,024
Short-term restricted cash	10,355	11,061
Short-term investments	113,748	73,186
Receivables, net of allowance for credit losses of $0 and $2 as of May 31, 2026 and August 31, 2025, respectively	19,837	17,400
Merchandise inventories	623,052	560,730
Prepaid expenses and other current assets (includes $860 and $0 as of May 31, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	88,287	71,059
Total current assets	1,063,722	974,460
Long-term restricted cash	35,824	33,206
Property and equipment, net	1,112,996	996,281
Operating lease right-of-use assets, net	125,382	113,479
Goodwill	43,293	43,238
Deferred tax assets	44,516	41,229
Other non-current assets (includes $469 and $701 as of May 31, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	93,470	60,375
Investment in unconsolidated affiliates	—	6,889
Total Assets	$2,519,203	$2,269,157
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$3,445	$12,286
Accounts payable	556,665	506,949
Accrued salaries and benefits	58,159	52,478
Deferred income	50,500	43,061
Income taxes payable	1,402	7,265
Other accrued expenses and other current liabilities (includes $7,227 and $551 as of May 31, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	67,937	57,627
Operating lease liabilities, current portion	7,888	7,930
Dividends payable	21,683	—
Long-term debt, current portion	65,335	38,675
Total current liabilities	833,014	726,271
Deferred tax liability	738	1,100
Long-term income taxes payable, net of current portion	4,551	4,424
Long-term operating lease liabilities	134,421	122,244
Long-term debt, net of current portion	114,365	147,922
Other long-term liabilities (includes $2,613 and $6,196 for the fair value of derivative instruments and $14,745 and $13,628 for post-employment plans as of May 31, 2026 and August 31, 2025, respectively)	39,706	19,824
Total Liabilities	1,126,795	1,021,785

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,817,994 and 32,688,047 shares issued and 30,860,524 and 30,745,833 shares outstanding (net of treasury shares) as of May 31, 2026 and August 31, 2025, respectively	3	3
Additional paid-in capital	542,116	529,354
Accumulated other comprehensive loss	(109,267)	(161,439)
Retained earnings	1,085,064	999,426
Less: treasury stock at cost, 1,957,470 shares as of May 31, 2026 and 1,942,214 shares as of August 31, 2025	(125,508)	(119,972)
Total Stockholders' Equity	1,392,408	1,247,372
Total Liabilities and Equity	$2,519,203	$2,269,157
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenues:
Net merchandise sales	$1,450,698	$1,289,997	$4,271,024	$3,848,411
Export sales	637	990	1,123	14,595
Membership income	25,709	21,857	73,588	62,971
Other revenue and income	4,749	4,445	14,315	13,142
Total revenues	1,481,793	1,317,289	4,360,050	3,939,119
Operating expenses:
Cost of goods sold:
Net merchandise sales	1,218,984	1,086,680	3,587,294	3,242,892
Export sales	590	957	1,079	13,770
Selling, general and administrative:
Warehouse club and other operations	144,302	125,745	415,581	367,832
General and administrative	51,405	47,070	150,455	132,669
Pre-opening expenses	579	302	626	617
Loss on disposal of assets	292	305	1,027	1,579
Total operating expenses	1,416,152	1,261,059	4,156,062	3,759,359
Operating income	65,641	56,230	203,988	179,760
Other income (expense):
Interest income	3,259	2,486	9,840	7,441
Interest expense	(3,850)	(2,762)	(12,229)	(7,995)
Other expense, net	(9,913)	(6,888)	(24,079)	(19,050)
Total other expense	(10,504)	(7,164)	(26,468)	(19,604)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	55,137	49,066	177,520	160,156
Provision for income taxes	(15,446)	(13,917)	(48,572)	(43,797)
Income (loss) of unconsolidated affiliates	—	9	—	(13)
Net income	$39,691	$35,158	$128,948	$116,346
Net income per share available for distribution:
Basic	$1.28	$1.14	$4.19	$3.80
Diluted	$1.28	$1.14	$4.18	$3.80
Shares used in per share computations:
Basic	30,241	30,070	30,213	30,050
Diluted	30,270	30,078	30,232	30,055
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$39,691	$35,158	$128,948	$116,346

Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	14,316	2,048	48,708	6,540
Defined benefit pension plan:
Net gain (loss) arising during period	10	(8)	16	(16)
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	42	57	128	192
Total defined benefit pension plan	52	49	144	176
Derivative instruments: (2)
Unrealized gains (losses) on change in derivative obligations	1,243	(333)	5,497	2,348
Unrealized gains (losses) on change in fair value of cash flow hedges	(1,653)	6	(2,448)	(6,304)
Amounts reclassified from accumulated other comprehensive income to net income for settlement of derivatives	271	—	271	2,960
Total derivative instruments	(139)	(327)	3,320	(996)
Other comprehensive income	14,229	1,770	52,172	5,720
Comprehensive income	$53,920	$36,928	$181,120	$122,066
(1)Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries is indefinite because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to non-remitted earnings of the Company's foreign subsidiaries.
(2)See Note 8 - Derivative Instruments and Hedging Activities.
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at February 28, 2025	32,690	$3	$519,564	$(160,640)	$932,673	1,933	$(119,014)	$1,172,586
Purchase of treasury stock	—	—	—	—	—	1	(105)	(105)
Issuance of treasury stock	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	2	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,784	—	—	—	—	4,784
Net income	—	—	—	—	35,158	—	—	35,158
Other comprehensive income	—	—	—	1,770	—	—	—	1,770
Balance at May 31, 2025	32,688	$3	$524,348	$(158,870)	$967,831	1,934	$(119,119)	$1,214,193

Balance at February 28, 2026	32,853	$3	$536,554	$(123,496)	$1,045,373	1,957	$(125,395)	$1,333,039
Purchase of treasury stock	—	—	—	—	—	—	(113)	(113)
Issuance of restricted stock awards	4	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(39)	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,562	—	—	—	—	5,562
Net income	—	—	—	—	39,691	—	—	39,691
Other comprehensive income	—	—	—	14,229	—	—	—	14,229
Balance at May 31, 2026	32,818	$3	$542,116	$(109,267)	$1,085,064	1,957	$(125,508)	$1,392,408
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	64	(5,857)	(5,857)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	191	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,806	—	—	—	—	13,806
Dividends paid to stockholders	—	—	—	—	(19,376)	—	—	(19,376)
Dividends payable to stockholders	—	—	—	—	(19,411)	—	—	(19,411)
Net income	—	—	—	—	116,346	—	—	116,346
Other comprehensive income	—	—	—	5,720	—	—	—	5,720
Balance at May 31, 2025	32,688	$3	$524,348	$(158,870)	$967,831	1,934	$(119,119)	$1,214,193

Balance at August 31, 2025	32,688	$3	$529,354	$(161,439)	$999,426	1,942	$(119,972)	$1,247,372
Purchase of treasury stock	—	—	—	—	—	68	(8,915)	(8,915)
Issuance of treasury stock	(53)	—	(3,379)	—	—	(53)	3,379	—
Issuance of restricted stock awards	266	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(83)	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,141	—	—	—	—	16,141
Dividends paid to stockholders	—	—	—	—	(21,627)	—	—	(21,627)
Dividends payable to stockholders	—	—	—	—	(21,683)	—	—	(21,683)
Net income	—	—	—	—	128,948	—	—	128,948
Other comprehensive income	—	—	—	52,172	—	—	—	52,172
Balance at May 31, 2026	32,818	$3	$542,116	$(109,267)	$1,085,064	1,957	$(125,508)	$1,392,408
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2026	May 31, 2025
Operating Activities:
Net income	$128,948	$116,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,027	65,386
Loss on sale of property and equipment	1,027	1,579
Deferred income taxes	(4,898)	(953)
Equity in losses of unconsolidated affiliates	—	13
Gain on sale of joint venture	(594)	—
Stock-based compensation	16,141	13,806
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	(4,782)	(9,329)
Merchandise inventories	(62,322)	(24,445)
Accounts payable	45,663	16,757
Net cash provided by operating activities	192,210	179,160
Investing Activities:
Additions to property and equipment	(144,074)	(101,586)
Purchases of short-term investments	(145,145)	(72,255)
Proceeds from settlements of short-term investments	104,517	77,818
Purchases of long-term investments	(11,870)	—
Proceeds from dissolution of investment in joint venture	1,057	—
Proceeds from disposal of property and equipment	6,461	235
Net cash used in investing activities	(189,054)	(95,788)
Financing Activities:
Proceeds from long-term bank borrowings	20,837	5,441
Repayment of long-term bank borrowings	(27,867)	(32,742)
Proceeds from short-term bank borrowings	3,445	10,964
Repayment of short-term bank borrowings	(12,624)	(318)
Cash dividend payments	(21,627)	(19,376)
Purchase of treasury stock	(8,915)	(5,857)
Net cash used in financing activities	(46,751)	(41,888)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12,926	5,324
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,669)	46,808
Cash, cash equivalents and restricted cash at beginning of period	285,291	136,311
Cash, cash equivalents and restricted cash at end of period	$254,622	$183,119

Supplemental disclosure of noncash investing and financing activities:
Capital expenditures accrued, but not yet paid	$4,820	$1,140
Dividends declared but not yet paid	21,683	19,411
Finance right-of-use assets obtained in exchange for lease liabilities	21,956	—
Operating right-of-use assets obtained in exchange for lease liabilities	17,557	20,378

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)
The following table provides a breakdown of cash and cash equivalents and restricted cash reported within the statements of cash flows:

	Nine Months Ended
	May 31, 2026	May 31, 2025
Cash and cash equivalents	$208,443	$167,961
Short-term restricted cash	10,355	3,488
Long-term restricted cash	35,824	11,670
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$254,622	$183,119
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2026

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of May 31, 2026, the Company had 57 warehouse clubs in operation in 12 countries and one U.S. territory (ten in Colombia; nine in Costa Rica; seven each in Panama and Guatemala; six in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In addition, the Company plans to open one warehouse club in each of Ciudad Quesada and Santo Tomas de Santo Domingo (Heredia), Costa Rica in August 2026 and in the spring of 2027, respectively, one warehouse club in each of Montego Bay and South Camp Road (Kingston), Jamaica in the fall of 2026 and winter of 2026-27, respectively, one warehouse club in Villa Nueva, Guatemala in the winter of 2027, and one warehouse club in Comuna Las Condes, Santiago, Chile in the spring of 2027. Once these six new clubs are open, the Company will operate 63 warehouse clubs. Our operating segments are currently the United States, Central America, the Caribbean and Colombia.
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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025 (the “2025 Form 10-K”). The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Amounts and percentage calculations may not total due to rounding. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Throughout this Quarterly Report, we refer to various trademarks and trade names that we use in our business. Other trademarks, service marks or trade names referred to in this Quarterly Report are the property of their respective owners.
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
The Company determines whether any of the joint ventures in which it has made investments are a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. The Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) and is determined to be the primary beneficiary. If the Company determines that it is not the primary beneficiary of the VIE, then the Company records its investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. As of May 31, 2026, the Company does not have any interests in VIEs or joint ventures.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. As a result of this dissolution, the Company recognized a gain of approximately $600,000 in Other income (expense) on the consolidated statements of income for the nine months ended May 31, 2026. The Company used a market-based valuation model to determine the fair value of the two plots of land the Company received upon the dissolution was $6.4 million. The Company also received cash and other assets of approximately $1.1 million.
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
Cash and Cash Equivalents – The Company considers cash and cash equivalents as all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase and proceeds due from credit and debit card transactions in the process of settlement. In addition, the Company invests some of its cash in money market funds which are considered equity securities and are held at fair value in Cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds held was $48.7 million as of May 31, 2026 and $32.1 million as of August 31, 2025. We receive interest payments from the money market funds, which are recorded in the Interest income line item under the Total other expense caption within the consolidated statements of income.
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2026	August 31, 2025
Short-term restricted cash	$10,355	$11,061
Long-term restricted cash	35,824	33,206
Total restricted cash (1)	$46,179	$44,267
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain certificates of deposit and/or security deposits of Trinidad dollars, as measured in U.S. dollars, of approximately $31.0 million, and certificates of deposit and/or security deposits in U.S. dollars of approximately $7.1 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years.
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
Goodwill – Goodwill totaled $43.3 million as of May 31, 2026 and $43.2 million as of August 31, 2025. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Receivables – The Company pays Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of business in most of the countries in which it operates related to the procurement of merchandise and/or services the Company acquires and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale, and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. The Company generally collects VAT from its Members upon sale of goods and services and pays VAT to its vendors upon purchase of goods and services. Periodically, the Company submits VAT reports to governmental agencies and reconciles the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. In most countries where the Company operates, the governments have implemented additional collection procedures such as requiring credit card processors to remit a portion of sales processed via credit and debit cards directly to the government as advance payments of VAT and/or income tax. This collection mechanism generally leaves the Company with net VAT and/or income tax receivables, forcing the Company to process significant refund claims on a recurring basis. These refund or offset processes can take anywhere from several months to several years to complete. Additionally, we are occasionally required to make payments under protest for tax assessments that we are appealing, notwithstanding that we believe it is more likely than not we will ultimately prevail.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.3 million and $10.5 million and deferred tax assets of $4.2 million and $3.9 million as of May 31, 2026 and August 31, 2025, respectively, in this country. While the rules related to refunds of income tax receivables in this country are unclear and complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed underpaid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31, 2026	August 31, 2025
Prepaid expenses and other current assets	$7,133	$7,387
Other non-current assets	29,575	28,431
Total amount of VAT receivables reported	$36,708	$35,818
The following table summarizes the income tax receivables reported by the Company (in thousands):

	May 31, 2026	August 31, 2025
Prepaid expenses and other current assets	$35,793	$25,169
Other non-current assets	23,564	23,181
Total amount of income tax receivables reported	$59,357	$48,350
Lease Accounting – The Company’s leases are operating and finance leases for warehouse clubs and non-warehouse club facilities such as regional offices and regional distribution centers. The Company determines if an arrangement is a lease and classifies it as either a finance or operating lease at lease inception. Operating leases are included in Operating lease right-of-use assets, net; Operating lease liabilities, current portion; and Long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in Other non-current assets; Other accrued expenses and other current liabilities; and Other long-term liabilities on the consolidated balance sheets. During the nine months ended May 31, 2026, the Company entered into finance leases for land to construct new clubs which resulted in the recognition of right-of-use assets and corresponding lease liabilities. As of May 31, 2026, the balances of our finance lease right-of-use assets and corresponding lease liabilities were approximately $21.9 million and $22.3 million, respectively. The Company currently has no current portion of the liability as the payments over the next twelve months do not exceed the interest expense incurred over that time period.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The lease expense for minimum lease payments under operating leases is recognized on a straight-line basis over the lease term. The lease expense for minimum lease payments under finance leases is recognized as amortization of the ROU asset and interest expense on the related lease liability. The amortization expense for finance leases is recognized on a straight-line basis over the lease term based on the initial balance of the ROU asset and is included within Selling, general and administrative expenses on the consolidated statements of income. The interest expense for finance leases is calculated using the effective interest method, applying the initial incremental borrowing rate to the outstanding lease liability at the start of the period, and is included within Interest expense on the consolidated statements of income. Variable lease payments are not included in the calculation of the ROU asset and the related lease liability and are recognized as incurred. The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales.
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
The Company accounts for actual forfeitures as they occur. The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as income tax expense or benefit. In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as an operating cash flow in its consolidated statements of cash flows.
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
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs or in other transactions. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock, and the balance is charged to retained earnings. During the nine months ended May 31, 2026, the Company reissued approximately 53,000 treasury shares upon vesting of restricted stock units and the award of restricted stock.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ASC 820, Fair Value Measurements and Disclosures, sets forth a fair value hierarchy that categorizes inputs to valuation techniques used to measure and revalue fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates. The Company's Level 2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, consisted of interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts. In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt.
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
Derivative Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates. In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item and are intended to provide as high a degree of risk reduction and correlation as possible under the circumstances. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting. If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be reported in accumulated other comprehensive loss until the hedged item completes its contractual term. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.
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
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar-denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. dollar-denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. The swaps are designated as cash flow hedges of the currency risk and interest rate risk related to payments on the U.S. dollar-denominated debt. Additionally, the Company utilizes non-deliverable forward ("NDF") foreign-exchange contracts to hedge the foreign currency risk of forecasted merchandise inventory purchases within its international operations; these contracts are designated as cash flow hedges of foreign currency risk. These instruments are considered effective hedges and are recorded using hedge accounting.
Under cash flow hedging, the gain or loss of the derivative, measured at fair value, is initially reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are subsequently reclassified into earnings in the same period that the hedged item impacts consolidated earnings. Refer to “Note 8 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps, cross-currency interest rate swaps and non-deliverable forward foreign-exchange contracts as of May 31, 2026 and August 31, 2025.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Instruments and Economic Hedges. The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business. This includes exposure to foreign currency exchange rate fluctuations on U.S. dollar-denominated liabilities within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flows attributable to currency exchange movements. These contracts are intended to economically address currency exposure to U.S. dollar-denominated liabilities arising from merchandise inventory expenditures by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar, as well as currency exposure related to forecasted construction costs in Chile. Currently, these contracts are treated for accounting purposes as fair value instruments or economic hedges and do not qualify for derivative hedge accounting, and as such, the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are recognized at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions for other purposes. These contracts do not contain any credit-risk-related contingent features.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive income for these local currency denominated accounts for the three and nine months ended May 31, 2026 and May 31, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Effect on other comprehensive income due to foreign currency restatement	$14,316	$2,048	$48,708	$6,540
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

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Currency loss	$(9,798)	$(6,769)	$(24,327)	$(18,675)
Recent Accounting Pronouncements - Not Yet Adopted
FASB ASC 740 ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. ASU No. 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The Company expects to adopt ASU No. 2023-09 on a retrospective basis for our annual reporting for the fiscal year ending on August 31, 2026. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements, but is expected to result in expanded income tax disclosures.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Co-branded Credit Card Points Reward Programs. Most of the Company’s subsidiaries have points reward programs related to co-branded credit cards. These points reward programs provide incremental points that a Member can use at a future time to acquire merchandise within the Company’s warehouse clubs. This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services. As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses and other current liabilities on the consolidated balance sheets. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Net merchandise sales on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.
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
Co-branded Credit Card Revenue Sharing Agreements. As part of the co-branded credit card agreements that the Company has entered into with financial institutions within its markets, the Company often enters into revenue sharing agreements. As part of these agreements, in some countries, the Company receives a portion of the interest income generated from the average outstanding balances on the co-branded credit cards from these financial institutions (“interest-generating portfolio” or “IGP”). The Company recognizes its portion of interest received as revenue during the period it is earned. The Company has determined that this revenue should be recognized as Other revenue and income on the consolidated statements of income.
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

	Contract Liabilities
	May 31, 2026	August 31, 2025
Deferred membership income	$49,312	$41,739
Other contract performance liabilities	$20,574	$20,327

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Foods & Sundries	$669,081	$607,693	$1,976,479	$1,813,765
Fresh Foods	464,379	400,264	1,334,856	1,170,266
Hardlines	150,074	141,357	457,568	440,790
Softlines	88,058	70,632	270,227	216,761
Food Service and Bakery	63,946	56,792	188,734	169,025
Health Services	15,160	13,259	43,160	37,804
Net Merchandise Sales	$1,450,698	$1,289,997	$4,271,024	$3,848,411
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2026 and May 31, 2025 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$39,691	$35,158	$128,948	$116,346
Less: Allocation of income to unvested stockholders	(1,074)	(956)	(2,444)	(2,137)
Net income available for distribution	$38,617	$34,202	$126,504	$114,209
Basic weighted average shares outstanding	30,241	30,070	30,213	30,050
Add dilutive effect of performance stock units (two-class method)	29	8	19	5
Diluted average shares outstanding	30,270	30,078	30,232	30,055
Basic net income per share	$1.28	$1.14	$4.19	$3.80
Diluted net income per share	$1.28	$1.14	$4.18	$3.80
NOTE 5 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2026 and 2025 (amounts are per share):

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/6/2025	$1.26	2/18/2025	2/28/2025	N/A	$0.63	8/15/2025	8/29/2025	N/A	$0.63
2/5/2026	$1.40	2/17/2026	2/27/2026	N/A	$0.70	8/17/2026	N/A	8/31/2026	$0.70
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Beginning balance, March 1, 2026	$(123,496)
Foreign currency translation adjustments	14,316
Defined benefit pension plans (1)	52
Derivative instruments (2)	(139)
Ending balance, May 31, 2026	$(109,267)

Amount
Beginning balance, March 1, 2025	$(160,640)
Foreign currency translation adjustments	2,048
Defined benefit pension plans (1)	49
Derivative instruments (2)	(327)
Ending balance, May 31, 2025	$(158,870)

Amount
Beginning balance, September 1, 2025	$(161,439)
Foreign currency translation adjustments	48,708
Defined benefit pension plans (1)	144
Derivative instruments (2)	3,320
Ending balance, May 31, 2026	$(109,267)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	6,540
Defined benefit pension plans (1)	176
Derivative instruments (2)	(996)
Ending balance, May 31, 2025	$(158,870)

Amount
Beginning balance, September 1, 2024	$(164,590)
Foreign currency translation adjustments	3,879
Defined benefit pension plans (1)	275
Derivative instruments (2)	(1,274)
Amounts reclassified from accumulated other comprehensive loss	271
Ending balance, August 31, 2025	$(161,439)
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

	May 31, 2026	August 31, 2025
Retained earnings not available for distribution	$9,893	$9,741
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax-related tax contingencies. As of May 31, 2026 and August 31, 2025, the Company has recorded within other accrued expenses and other current liabilities a total of $0.9 million and $1.1 million, respectively, for various non-income tax-related tax contingencies.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of those the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.3 million and $10.5 million and deferred tax assets of $4.2 million and $3.9 million as of May 31, 2026 and August 31, 2025, respectively, in this country.
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
Other Commitments
The Company is committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of May 31, 2026 and August 31, 2025, the Company had approximately $26.2 million and $11.5 million, respectively, in contractual obligations for construction services not yet rendered.
As of May 31, 2026, the Company has signed two lease agreements for which the lease term has not yet commenced. The first agreement relates to the relocation of the Company’s warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building, which is estimated to be delivered in the second half of calendar year 2027. Upon delivery of the building, the Company expects to use approximately $12.1 million in cash to outfit the club. The lease will have an initial term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments, denominated in and payable in U.S. dollars, which increase annually based on the Consumer Price Index published in the U.S. Bureau of Labor Statistics. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the Company signed an agreement to lease a building in Comuna Las Condes, Santiago, Chile, for the operation of a warehouse club. The lease will have an initial term of 30 years, with no renewal options, and will commence upon delivery of the commercial building by the landlord to the Company which is estimated to be during the second half of calendar year 2026. Upon delivery of the building, the Company expects to use approximately $17.6 million in cash to outfit the club. Under the terms of the lease, the monthly rent is paid in Chilean pesos but tied to the Chilean Unidad de Fomento ("UF"), an inflation-indexed unit of account in Chile.
A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for these leases is as follows (in thousands):

Twelve Months Ended May 31,	Amount
2027	$602
2028	2,134
2029	3,217
2030	3,061
2031	2,914
Thereafter	35,939
Total future lease payments	$47,867
From time to time, the Company has entered into land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of May 31, 2026, the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $29.9 million in cash.
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. Refer to “Note 2 - Summary of Significant Accounting Policies” for additional information regarding the dissolution.
The table below summarizes the Company’s interest in a real estate joint venture as of May 31, 2026 (in thousands):

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2026 - Committed	$75,000	$—	$—	$75,000	—%
May 31, 2026 - Uncommitted	96,000	3,445	—	92,555	3.3
May 31, 2026 - Total	$171,000	$3,445	$—	$167,555	3.3%

August 31, 2025 - Committed	$75,000	$—	$—	$75,000	—%
August 31, 2025 - Uncommitted	96,000	12,286	—	83,714	9.5
August 31, 2025 - Total	$171,000	$12,286	$—	$158,714	9.5%
As of May 31, 2026 and August 31, 2025, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the nine months ended May 31, 2026:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2025	$38,675	$147,922	$186,597	(1)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	6,347	14,490	20,837
Total proceeds from long-term debt received during the period	6,347	14,490	20,837
Repayments of long-term debt:	(5,470)	(22,397)	(27,867)
Reclassifications of long-term debt due in the next 12 months	25,776	(25,776)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	7	126	133
Balances as of May 31, 2026	$65,335	$114,365	$179,700	(3)
(1)The carrying amount of non-cash assets assigned as collateral for these loans was $185.6 million. The carrying amount of cash assets assigned as collateral for these loans was $26.5 million.
(2)These foreign currency translation adjustments are recorded within other comprehensive income.
(3)The carrying amount of non-cash assets assigned as collateral for these loans was $168.8 million. The carrying amount of cash assets assigned as collateral for these loans was $34.5 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of May 31, 2026 and August 31, 2025, the Company had approximately $66.2 million and $78.1 million, respectively, of long-term loans held in the U.S. entity and in several foreign subsidiaries, which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended May 31,	Amount
2027	$65,335
2028	35,865
2029	25,775
2030	11,935
2031	3,065
Thereafter	37,725
Total	$179,700
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
The Company is also exposed to foreign currency and interest rate cash flow risk related to non-functional currency long-term debt of some of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow risk, some of the Company’s subsidiaries have entered into cross-currency interest rate swaps that convert their U.S. dollar-denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.
In addition, the Company is exposed to foreign currency risk related to the forecasted merchandise inventory purchases by its international subsidiaries whose functional currency is other than the U.S. dollar. To mitigate this risk, some of the Company’s subsidiaries have entered into non-deliverable forward foreign-exchange contracts. These contracts are intended to reduce the variability in cash flows associated with forecasted purchases by effectively fixing the foreign currency exchange rates for such transactions.
These derivative instruments (cash flow hedging instruments) are designated and qualify as cash flow hedges. The gain or loss of the derivative, measured at fair value, is initially reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are subsequently reclassified into earnings in the same period that the hedged item impacts consolidated earnings.
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business, including foreign currency exchange rate fluctuations on U.S. dollar-denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended to economically address currency exposure to U.S. dollar-denominated liabilities arising from merchandise inventory expenditures, as well as currency exposure related to forecasted construction costs in Chile. Currently, these contracts do not qualify for derivative hedge accounting, and changes in their fair value are recognized immediately in earnings. The Company seeks to mitigate foreign currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions for other purposes. These contracts do not contain any credit-risk-related contingent features.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flow Hedges
As of May 31, 2026, all of the Company’s interest rate swaps, cross-currency interest rate swaps and a portion of the NDF derivative financial instruments were designated and qualified as cash flow hedges. The Company formally documents the hedging relationships for all derivative instruments that qualify for hedge accounting.
The amounts recorded in accumulated other comprehensive loss for qualifying NDF foreign-exchange contracts are reclassified into earnings in the same period that the hedged merchandise expenditures impact the consolidated statements of income.
The following table summarizes the Company’s interest rate swaps and cross-currency interest rate swaps agreements for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2026:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	25-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$18,700,000	PriceSmart, Inc.	6.00%	10.91%	27th day of each November, February, May and August beginning on February 27, 2025	November 27, 2024 - November 27, 2027
Colombia subsidiary	15-Nov-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	7.61%	17th day of each February, May, August and November beginning on February 18, 2025	November 18, 2024 - November 17, 2026
Colombia subsidiary	19-Sep-24	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	4.00%	9.15%	24th day of each September, December, March and June beginning on December 24, 2024	September 24, 2024 - September 24, 2029
Colombia subsidiary	30-Nov-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	3-May-22	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
SD Property Managers, LLC	16-Jun-25	Fifth Third Bank, National Association	Interest rate swap	$12,500,000	Fifth Third Bank, National Association	Variable rate 1-month SOFR	4.02%	1st day of each month beginning on July 1, 2025	June 16, 2025 - June 16, 2035
Panama subsidiary	11-Jul-24	Banco Davivienda (Panamá), S.A. successor to Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$16,500,000	Banco Davivienda (Panamá), S.A.	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank") successor to Union Bank, N.A.	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.70%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the Company's non-deliverable forward foreign-exchange contracts for which the Company has recorded cash flow hedge accounting for the nine months ended May 31, 2026:

Entity	Dates Entered into (Range)	Derivative Financial Counter- party	Notional Amount (USD)	Settlement Dates (Range)	Weighted Average Strike Rate
Colombia subsidiary	March 24, 2026-May 6, 2026	Citibank Colombia S.A.	$42,000,000	June 2, 2026 - October 21, 2026	3,802 (COP to USD)
Colombia subsidiary	May 14, 2026-May 27, 2026	DAVIbank S.A.	$6,000,000	October 28, 2026 - November 10, 2026	3,850 (COP to USD)
For the three and nine months ended May 31, 2026 and May 31, 2025, the Company included the gain or loss on the non-deliverable forward foreign-exchange contracts for which the Company has recorded cash flow hedge accounting in the same line item—Cost of goods sold - net merchandise sales—as the hedged merchandise expenditures as follows (in thousands):

Income Statement Classification	Net Loss Reclassified from OCI into Earnings
Cost of goods sold - net merchandise sales for the three months ended May 31, 2026	$(271)
Cost of goods sold - net merchandise sales for the three months ended May 31, 2025	$—
Cost of goods sold - net merchandise sales for the nine months ended May 31, 2026	$(271)
Cost of goods sold - net merchandise sales for the nine months ended May 31, 2025	$—
The Company entered into non-deliverable forward foreign-exchange contracts to mitigate the foreign currency exchange rate risk associated with forecasted merchandise inventory expenditures within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. These non-deliverable forward foreign-exchange contracts are designated and qualify as cash flow hedges under ASC 815. The amounts recorded in accumulated other comprehensive loss are reclassified into earnings in the same period that the hedged item impacts the consolidated statements of income.
For the three and nine months ended May 31, 2026 and May 31, 2025, the Company included the gain or loss on the interest rate swaps and cross-currency interest rate swap agreements in the same line item—interest expense—as the offsetting gain or loss on the related hedged debt instruments as follows (in thousands):

Income Statement Classification	Interest expense on borrowings (1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2026	$779	$1,260	$2,039
Interest expense for the three months ended May 31, 2025	$696	$890	$1,586
Interest expense for the nine months ended May 31, 2026	$2,373	$3,520	$5,893
Interest expense for the nine months ended May 31, 2025	$2,620	$2,115	$4,735
(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)This amount is representative of the interest expense recognized on the derivative instruments designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total notional balance of the Company’s interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of
Floating Rate Payer (Swap Counterparty)	May 31, 2026	August 31, 2025
U.S. Bank	$26,563	$27,519
Fifth Third Bank, National Association	12,500	12,500
Citibank N.A.	71,200	71,200
Banco Davivienda (Panamá), S.A.	15,792	16,337
Total	$126,055	$127,556
Derivatives listed in the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swaps, cross-currency interest rate swaps and non-deliverable forward foreign-exchange contracts that qualify for derivative hedge accounting and their associated tax effect on Accumulated Other Comprehensive Loss (in thousands):

		May 31, 2026			August 31, 2025
Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other non-current assets	$298	$(105)	$193	$—	$—	$—
Cross-currency interest rate swaps	Other current liabilities	(6,203)	2,172	(4,031)	—	—	—
Cross-currency interest rate swaps	Other long-term liabilities	(2,430)	851	(1,579)	(5,381)	1,884	(3,497)
Interest rate swaps	Other current assets	403	(91)	312	—	—	—
Interest rate swaps	Other non-current assets	—	—	—	701	(157)	544
Interest rate swaps	Other current liabilities	(144)	39	(105)	—	—	—
Interest rate swaps	Other long-term liabilities	(183)	48	(135)	(815)	207	(608)
Non-deliverable forward foreign-exchange contracts	Other current assets	134	(47)	87	—	—	—
Non-deliverable forward foreign-exchange contracts	Other current liabilities	(698)	244	(454)	—	—	—
Net fair value of derivatives designated as hedging instruments		$(8,823)	$3,111	$(5,712)	$(5,495)	$1,934	$(3,561)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Instruments and Economic Hedges
From time to time the Company enters into non-deliverable forward foreign-exchange contracts, which are treated for accounting purposes as fair value instruments or economic hedges and do not qualify for derivative hedge accounting. The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended to economically address currency exposure to U.S. dollar-denominated liabilities arising from merchandise inventory expenditures incurred by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar and to reduce the variability in cash flows associated with forecasted construction costs in Chile.
The following table summarizes the non-deliverable forward foreign exchange contracts that do not qualify for hedge accounting and are open as of May 31, 2026:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)	Settlement Dates (Range)
Citigroup Global Markets Limited	PriceSmart, Inc.	24-Mar-2026	Forward foreign exchange contracts (Chilean pesos)	$28,600	10-Sep-2026 - 8-Oct-2027
Citibank, N.A. ("Citi")	Colombia	21-Jan-2026 - 16-Apr-2026	Forward foreign exchange contracts (USD)	$14,000	25-Jun-2026 - 24-Sep-2026
Forward derivative gains and losses on non-deliverable forward foreign-exchange contracts that do not qualify for hedge accounting are included in Other expense, net, in the consolidated statements of income in the period of change. The gains (losses) associated with these contracts for the three- and nine-month periods ended May 31, 2026 and May 31, 2025 are as follows:

Income Statement Classification	Net Gain (Loss)
Other expense, net for the three months ended May 31, 2026	$148
Other expense, net for the three months ended May 31, 2025	$(231)
Other expense, net for the nine months ended May 31, 2026	$(753)
Other expense, net for the nine months ended May 31, 2025	$(1,361)
NOTE 9 – SEGMENTS
The Company and its subsidiaries currently are principally engaged in the international operation of membership shopping in 57 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The group composed of the Company’s (i) Chief Executive Officer, (ii) Chief Operating Officer, and (iii) Chief Financial Officer functions as the Company’s Chief Operating Decision Maker ("CODM"). The Company’s CODM manages business operations and evaluates the performance of each segment based on the operating income (loss) of the segment and net income. The CODM considers actual performance relative to expectations and growth potential to determine the appropriate allocation of resources to each segment.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize by segment certain revenues, significant expense categories, operating costs and balance sheet items regularly provided to the CODM, (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations	Reconciling Items (2)	Total
Three Months Ended May 31, 2026
Revenue from external customers	$1,453	$885,952	$385,969	$208,419	$—	$1,481,793
Intersegment revenues	535,633	8,631	2,616	2,191	(549,071)	—
Total revenues	537,086	894,583	388,585	210,610	(549,071)	1,481,793

Less (3):
Cost of goods sold	590	728,859	315,535	174,590	—	1,219,574
Intersegment cost of goods sold	511,279	8,459	2,594	2,148	(524,480)	—
Warehouse club and other operations	—	80,656	39,289	24,357	—	144,302
General and administrative (4)	51,393	434	429	20	—	52,276
Intersegment reimbursement of expenses	(22,506)	13,588	6,292	2,626	—	—
Operating income (loss)	(3,670)	62,587	24,446	6,869	(24,591)	65,641
Interest income from external sources	310	1,874	967	108	—	3,259
Interest income from intersegment sources	1,014	1,079	—	—	(2,093)	—
Interest expense from external sources	(453)	(808)	(1,231)	(1,358)	—	(3,850)
Interest expense from intersegment sources	(514)	(341)	(494)	(839)	2,188	—
Provision for income taxes	(5,102)	(9,540)	(620)	(184)	—	(15,446)
Other segment items (5)	730	(1,680)	(8,938)	(25)	—	(9,913)
Net income (loss)	$(7,685)	$53,171	$14,130	$4,571	$(24,496)	$39,691

Depreciation and amortization	(2,070)	(12,469)	(6,489)	(3,750)	—	(24,778)
Capital expenditures, net	5,810	26,437	20,268	3,800	—	56,315

Nine Months Ended May 31, 2026
Revenue from external customers	$3,564	$2,613,810	$1,147,794	$594,882	$—	$4,360,050
Intersegment revenues	1,639,314	24,755	7,349	7,760	(1,679,178)	—
Total revenues	1,642,878	2,638,565	1,155,143	602,642	(1,679,178)	4,360,050

Less (3):
Cost of goods sold	1,080	2,149,793	941,105	496,395	—	3,588,373
Intersegment cost of goods sold	1,569,202	24,178	7,240	7,605	(1,608,225)	—
Warehouse club and other operations	—	235,149	112,819	67,613	—	415,581
General and administrative (4)	150,345	920	746	97	—	152,108
Intersegment reimbursement of expenses	(78,765)	50,378	23,025	5,362	—	—
Operating income (loss)	1,016	178,147	70,208	25,570	(70,953)	203,988
Interest income from external sources	1,251	5,093	3,238	258	—	9,840
Interest income from intersegment sources	3,666	4,392	2	—	(8,060)	—
Interest expense from external sources	(1,308)	(2,894)	(3,993)	(4,034)	—	(12,229)
Interest expense from intersegment sources	(2,659)	(1,660)	(1,362)	(2,468)	8,149	—
Provision for income taxes	(20,321)	(22,293)	(3,609)	(2,349)	—	(48,572)
Other segment items (5)	572	(9,288)	(15,450)	87	—	(24,079)
Net income (loss)	$(17,783)	$151,497	$49,034	$17,064	$(70,864)	$128,948

Depreciation and amortization	(6,016)	(36,868)	(18,985)	(11,158)	—	(73,027)
Long-lived assets (other than deferred tax assets)	103,465	700,126	342,914	221,167	—	1,367,672
Goodwill	8,981	24,288	10,024	—	—	43,293
Total assets	284,312	1,303,186	601,181	330,524	—	2,519,203
Capital expenditures, net	11,095	63,998	63,707	9,326	—	148,126

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended May 31, 2025
Revenue from external customers	$990	$801,341	$360,989	$153,969	$—	$1,317,289
Intersegment revenues	489,631	8,155	2,182	1,806	(501,774)	—
Total revenues	490,621	809,496	363,171	155,775	(501,774)	1,317,289

Less (3):
Cost of goods sold	956	659,892	297,521	129,268	—	1,087,637
Intersegment cost of goods sold	469,307	8,004	1,764	1,769	(480,844)	—
Warehouse club and other operations	—	72,505	36,007	17,233	—	125,745
General and administrative (4)	47,029	635	(33)	46	—	47,677
Intersegment reimbursement of expenses	(21,330)	14,764	6,559	7	—	—
Operating income (loss)	(5,341)	53,696	21,353	7,452	(20,930)	56,230
Interest income from external sources	313	1,606	510	57	—	2,486
Interest income from intersegment sources	1,437	1,857	103	—	(3,397)	—
Interest expense from external sources	(267)	(895)	(321)	(1,279)	—	(2,762)
Interest expense from intersegment sources	(1,217)	(644)	(616)	(924)	3,401	—
Provision for income taxes	(5,594)	(6,217)	(1,459)	(647)	—	(13,917)
Other segment items (5)	(1,333)	(345)	(4,573)	(628)	—	(6,879)
Net income (loss)	$(12,002)	$49,058	$14,997	$4,031	$(20,926)	$35,158

Depreciation and amortization	(2,070)	(11,514)	(5,936)	(3,237)	—	(22,757)
Capital expenditures, net	3,236	18,750	13,534	1,351	—	36,871

Nine Months Ended May 31, 2025
Revenue from external customers	$14,595	$2,385,508	$1,086,237	$452,779	$—	$3,939,119
Intersegment revenues	1,497,761	25,176	5,664	4,645	(1,533,246)	—
Total revenues	1,512,356	2,410,684	1,091,901	457,424	(1,533,246)	3,939,119

Less (3):
Cost of goods sold	13,770	1,966,652	893,374	382,866	—	3,256,662
Intersegment cost of goods sold	1,436,557	24,617	5,199	4,534	(1,470,907)	—
Warehouse club and other operations	—	211,852	105,686	50,294	—	367,832
General and administrative (4)	132,548	2,007	164	146	—	134,865
Intersegment reimbursement of expenses	(62,191)	42,591	19,172	428	—	—
Operating income (loss)	(8,328)	162,965	68,306	19,156	(62,339)	179,760
Interest income from external sources	969	4,803	1,514	155	—	7,441
Interest income from intersegment sources	4,560	5,175	304	—	(10,039)	—
Interest expense from external sources	(801)	(2,092)	(1,238)	(3,864)	—	(7,995)
Interest expense from intersegment sources	(3,544)	(2,328)	(1,653)	(2,512)	10,037	—
Provision for income taxes	(16,712)	(20,878)	(4,961)	(1,246)	—	(43,797)
Other segment items (5)	(605)	(5,605)	(11,039)	(1,814)	—	(19,063)
Net income (loss)	$(24,461)	$142,040	$51,233	$9,875	$(62,341)	$116,346

Depreciation and amortization	(5,676)	(33,570)	(16,507)	(9,633)	—	(65,386)
Long-lived assets (other than deferred tax assets)	71,548	652,921	242,471	196,718	—	1,163,658
Goodwill	8,981	24,240	10,010	—	—	43,231
Investment in unconsolidated affiliates	—	6,870	—	—	—	6,870
Total assets	237,412	1,133,625	493,315	280,088	—	2,144,440
Capital expenditures, net	5,868	54,766	30,466	6,815	—	97,915

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2025
Long-lived assets (other than deferred tax assets)	$90,663	$659,756	$262,543	$197,268	$—	$1,210,230
Goodwill	8,981	24,254	10,003	—	—	43,238
Investment in unconsolidated affiliates	—	6,889	—	—	—	6,889
Total assets	300,177	1,147,392	534,654	286,934	—	2,269,157
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

NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of May 31, 2026 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

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
As of May 31, 2026, we had 57 warehouse clubs in operation in Central America, the Caribbean and Colombia. In addition, we are continuing to advance our planned expansion into Chile, which we believe is a promising new market for our Company. We believe PriceSmart has become one of the most respected and trusted brands in the countries where we operate, and with over two million membership accounts, and over four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.
PriceSmart sources approximately half of its merchandise from suppliers within Latin America and the Caribbean, with the balance of merchandise sourced from the United States and globally. Product selection includes basic consumable merchandise for consumers and businesses, “Member’s Selection®” private label merchandise and consumable and non-consumable products that are often not otherwise available in our markets.
PriceSmart continually focuses on innovation. Beyond in-club shopping, our Members can shop via our mobile app or online at PriceSmart.com, both of which offer home delivery and curbside pickup via our Click & Go® service. PriceSmart is making significant investments in technology both to improve the online shopping experience for its Members and to enhance operating efficiencies in the supply chain and the back office.
We seek to be an outstanding place to work and provide safe and pleasant working environments for our over 13,000 employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.
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
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate results in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of May 31, 2025	Number of Warehouse Clubs in Operation as of May 31, 2026	Anticipated Warehouse Club Openings in Fiscal Year 2026	Anticipated Warehouse Club Openings in Fiscal Year 2027
Colombia	10	10	—	—
Costa Rica	9	9	1	1
Panama	7	7	—	—
Guatemala	6	7	—	1
Dominican Republic	5	6	—	—
Trinidad	4	4	—	—
El Salvador	4	4	—	—
Honduras	3	3	—	—
Nicaragua	2	2	—	—
Jamaica	2	2	—	2
Aruba	1	1	—	—
Barbados	1	1	—	—
U.S. Virgin Islands	1	1	—	—
Chile	—	—	—	1
Totals	55	57	1	5
Our Member-facing warehouse clubs are all located in Latin America and the Caribbean. Our two regional distribution centers located in the United States (Miami) and Costa Rica operate in conjunction with our local distribution centers in all of our multi-club markets. Our corporate headquarters, U.S. buying operations and support service center offices are located in the United States. Lastly, we have additional support service centers in some of our markets. Our operating segments currently are the United States, Central America, the Caribbean and Colombia.
In the first quarter of fiscal year 2026, we purchased land for our third warehouse club in Jamaica, located in Montego Bay, approximately 100 miles west from the nearest club in the capital of Kingston. The club will be built on a five-acre property and is anticipated to open in the fall of 2026.
In the second quarter of fiscal year 2026, we purchased land and plan to open our tenth warehouse club in Costa Rica, located in Ciudad Quesada, approximately 47 miles northwest from the nearest club in the capital of San Jose. The club will be built on a six-acre property and is anticipated to open in August 2026.
In the first quarter of fiscal year 2026, we executed a land lease for our fourth warehouse club in Jamaica, located on South Camp Road (Kingston), approximately six miles southeast from the nearest club in the capital of Kingston. The club is under construction on a three-acre property and is anticipated to open in the winter of 2026-27.
In the third quarter of fiscal year 2026, we executed a land lease for our eighth warehouse club in Guatemala, located in Villa Nueva, approximately thirteen miles south from the nearest club in the capital of Guatemala City, subject to necessary permits being obtained. The club will be built on a five-acre property and is anticipated to open in the winter of 2027.
In the third quarter of fiscal year 2026, we executed a lease for our first warehouse club in Chile in Comuna Las Condes, Santiago. The club will be located within the Mallplaza Los Dominicos shopping center and is anticipated to open in the spring of 2027.
In the fourth quarter of fiscal year 2026, we purchased land and plan to open our eleventh warehouse club in Costa Rica, located in Santo Tomas de Santo Domingo (Heredia), approximately four miles east from the nearest club in Heredia. The club will be built on a six-acre property and is anticipated to open in the spring of 2027.
Once these six new clubs are open, the Company will operate 63 warehouse clubs.

We continue to evaluate opportunities to expand our warehouse club operations in our existing markets and to assess potential entry into new markets. In Chile, in addition to our planned warehouse club in the Mallplaza Los Dominicos shopping center, we have entered into executory agreements to acquire land for two additional potential warehouse clubs, subject to normal contingencies.
Factors Affecting the Business
Overall economic trends, foreign currency exchange volatility, and other factors impacting the business.
Our sales and profits vary from market to market depending on general economic factors, including Gross Domestic Product ("GDP") growth; consumer preferences; foreign currency exchange rates; political and social conditions; local demographic characteristics (such as population growth); the number of years we have operated in a particular market; and the level of retail and wholesale competition in that market. The economies of many of our markets are dependent on foreign trade, tourism, remittances from foreign workers located in the United States to individuals or family members in their home countries, and foreign direct investments. Uncertain economic conditions and a slowdown in global economic growth and investment may impact the economies in our markets, causing significant declines in GDP and employment and devaluations of local currencies against the U.S. dollar.
Inflationary pressures could significantly impact product costs, and commodity price increases have and could again impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. For example, we are monitoring the resolution of the conflict with Iran, including the impact on global commodity prices and potential shipping and logistics disruptions. We may experience increases in transportation costs or delays in the shipment or delivery of our products.
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. As of May 31, 2026, some markets, primarily Colombia and Costa Rica, benefited from currency appreciation, which was partially offset by currency devaluations we experienced in Honduras, when compared to May 31, 2025. During the first nine months of fiscal years 2026 and 2025, approximately 81.0% and 80.0%, respectively, of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.8% and 49.3% consisted of sales of products we purchased in U.S. dollars.
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
Current uncertainties about U.S. tariffs and reciprocal tariffs may have an adverse effect on our Company. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Power Act (the "IEEPA Decision"). However, immediately following the IEEPA decision, the U.S. government initiated new tariffs under Section 122 of the Trade Act of 1974, which were struck down by the U.S. Court of International Trade and are currently under appeal. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), has helped us avoid potential economic risks, and as a result, we did not pay tariffs and are not owed a refund.
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

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of May 31, 2026 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $44.1 million, a decrease of $56.4 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency. In July 2025 and again in the third quarter of fiscal year 2026, the Company entered into financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, and we may incur significant premium costs to complete such conversions.
While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025, and the central bank still has strict controls in place that impact the availability of U.S. dollars.
During fiscal year 2026, our Costa Rica subsidiary recognized unrealized foreign currency losses primarily related to the revaluation of U.S. dollar-denominated assets and liabilities held in that market. Our balance as of May 31, 2026 of U.S. dollar-denominated cash and cash equivalents, short-term investments, and other assets and liabilities in our Costa Rican subsidiary was $76.5 million. Refer to “Management’s Discussion & Analysis – Other Expense, Net” for additional information.
Mission
PriceSmart's mission is to provide all Members an outstanding shopping experience with high quality, exciting merchandise and services at the lowest possible prices.

Purpose
PriceSmart's purpose is to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We believe we provide good jobs, excellent wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we believe we are enhancing our capabilities to drive sales, operational efficiencies, and provide a better Member experience. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, while simultaneously enhancing Member experience and engagement.

Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. We have acquired land for three new warehouse clubs and entered into leases for three new warehouse clubs. These warehouse clubs will be our third and fourth warehouse clubs in Jamaica, our tenth and eleventh warehouse clubs in Costa Rica, our eighth warehouse club in Guatemala, and our first warehouse club in Chile. Once these six new clubs are open, PriceSmart will operate 63 warehouse clubs in total. In addition, in Chile, we have entered into executory agreements for two potential sites for two new warehouse clubs and are actively reviewing other potential sites. As part of our expansion into Chile, we have hired local consultants to assist us, appointed a country general manager, begun building our local team and opened a central office in Chile.
Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. To support this strategy, we plan to begin warehouse club and parking lot expansions and remodels in fiscal year 2026 and 2027 in Via Brasil, Panama and Barbados. During fiscal year 2023, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We expect to relocate our Miraflores club to this new location in the first half of calendar year 2028.
We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We completed full implementation of these distribution centers in China in the second quarter of fiscal year 2026. These distribution centers have helped reduce landed costs and lead times (via direct shipments from Asia to our local markets). In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in other key markets. In the second quarter of fiscal year 2026, we opened a distribution center in Trinidad. In the third quarter of fiscal year 2026, we opened a distribution center in Colombia. In addition, we plan to open a distribution center in Jamaica during fiscal year 2026 and a distribution center in the Dominican Republic during fiscal year 2027. We also expect to relocate and consolidate our cold regional distribution center into the existing regional distribution center in Miami during fiscal year 2027.
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

We focus on the growth of our membership base, Member renewal rates and average ticket as part of determining how Members see the value we offer. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. By offering tangible financial rewards, we believe Members can derive maximum value from their membership, particularly when paired with the PriceSmart co-branded credit card which offers an additional cash back incentive for Members with the card. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 21.3% of our total membership base as of May 31, 2026, an increase from 16.1% as of May 31, 2025. This directly contributes to the Company's revenue growth and reinforces our commitment to providing best-in-class value for our Members.
Additionally, our private-label products that we sell under the “Member’s Selection®” brand plays a crucial role in enhancing the membership value proposition. We believe these branded products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet everyday needs, “Member’s Selection®” products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. During the first nine months of fiscal year 2026, our private-label sales represented 26.7% of total net merchandise sales, down slightly from 27.7% in the same period of fiscal year 2025. In the first quarter of fiscal year 2026, the Company discontinued selling produce under the “Member’s Selection®” brand as we determined that these products no longer aligned with the value proposition we strive to deliver with our private-label products. Excluding discontinuation of produce under the “Member’s Selection®” brand, our private-label sales, as a percentage of total net merchandise sales, increased by 40 basis points compared to the same period of fiscal year 2025.
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
III.Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities. We’ve continued to tailor our digital experience to try to exceed our Members' expectations of how, when and where they want to shop. In the third quarter of fiscal year 2026, our digital channel sales reached $99.6 million, a 26.2% increase year-over-year, representing 6.9% of total net merchandise sales. We continue to modernize our processes and technology across the organization. During the third quarter of fiscal year 2026, we made further progress in our migration to the RELEX supply chain and inventory management software platform. We expect to complete the implementation in the second quarter of fiscal year 2027. We believe this upgraded technology enhances employee productivity and is designed to improve inventory management, reduce spoilage and increase in‑stock availability, driving both sales and operating efficiency.
We finalized implementing a new point-of-sale system, Elera, a Toshiba product, in all of our English-speaking markets in the Caribbean and one of our Spanish-speaking countries in Central America, and we are continuing the rollout of Elera in the remainder of our Spanish‑speaking markets. We believe with this upgraded technology we can achieve faster checkout times, improve employee productivity and enhance our payment option capabilities.

In the third quarter of fiscal year 2026, we continued advancing the implementation of Workday's human capital management system to replace legacy human resource systems. This technology upgrade is designed to enhance the employee experience with modern, user-friendly tools, while improving processes and efficiencies, strengthening compliance and providing scalable, integrated data to support future growth. We also progressed further in our multi‑phase implementation of the E2Open Global Trade Management platform during the third quarter of fiscal year 2026. This platform is designed to enhance automation, compliance, and controls across global import and export operations. Once fully implemented, we believe this platform will strengthen trade compliance, improve data visibility, and support scalable international growth.
During the third quarter of fiscal year 2026, we continued the migration of our mobile application to fully native iOS and Android architectures to enhance speed, reliability, and accessibility for our Members. By solidifying our digital foundation and enabling faster deployment of new features, we believe we are well positioned to deliver an outstanding shopping experience while continuing to reduce costs.
We also continued development of our Membership Omnichannel Transformation ("MOT"), a unified platform designed to streamline the full membership lifecycle across all channels and geographies. We expect MOT to consolidate member identity, transaction history, and interaction data into a single system of record, replacing fragmented legacy processes with a consistent, auditable framework. By standardizing how enrollment, renewal, upgrades, and in-club and digital transactions are processed globally, we believe MOT will improve data quality, reduce friction in the member experience, and increase operational efficiency across our teams. We also believe capturing this data through MOT will allow us analytical opportunities to better understand Member preferences and trends.

Financial highlights for the third quarter of fiscal year 2026 included:
•Total revenues increased 12.5% over the comparable prior year period.
•Net merchandise sales increased 12.5% over the comparable prior year period. We ended the quarter with 57 warehouse clubs compared to 55 warehouse clubs at the end of the third quarter of fiscal year 2025. Net merchandise sales - constant currency increased 8.5% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for more than 13 ½ calendar months) for the 13 weeks ended May 31, 2026 increased 10.7%. Comparable net merchandise sales - constant currency for the 13 weeks ended May 31, 2026 increased 6.9%.
•Membership income for the third quarter of fiscal year 2026 increased 17.6% to $25.7 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 14.0% over the prior year period, and merchandise gross profit as a percent of net merchandise sales was 16.0%, an increase of 20 basis points when compared to the same period in the prior year.
•Selling, general and administrative expenses increased 13.4% compared to the third quarter of fiscal year 2025, primarily due to increases in warehouse club and other operations costs. Selling, general and administrative expenses as a percentage of total revenues in the third quarter of fiscal year 2026 increased to 13.3% from 13.2% in the same period last year.
•Operating income for the third quarter of fiscal year 2026 was $65.6 million, an increase of 16.7%, or $9.4 million, compared to the third quarter of fiscal year 2025.
•We recorded a $10.5 million net loss in total other expense in the third quarter of fiscal year 2026 compared to a $7.2 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $3.0 million, which was primarily driven by an increase in total foreign currency transaction losses.
•Our effective tax rate decreased slightly in the third quarter of fiscal year 2026 to 28.0% from 28.4% in the third quarter of fiscal year 2025.
•Net income for the third quarter of fiscal year 2026 was $39.7 million, or $1.28 per diluted share, compared to $35.2 million, or $1.14 per diluted share, in the third quarter of fiscal year 2025.
•Adjusted EBITDA for the third quarter of fiscal year 2026 was $90.4 million compared to $79.0 million in the same period last year.
Financial highlights for the nine months ended May 31, 2026 included:
•Total revenues increased 10.7% over the comparable prior year period.
•Net merchandise sales increased 11.0% over the comparable prior year period. We ended the first nine months of fiscal year 2026 with 57 warehouse clubs compared to 55 warehouse clubs at the end of the first nine months of fiscal year 2025. Net merchandise sales - constant currency increased 8.6% over the comparable prior-year period.
•Comparable net merchandise sales (that is, sales in the 54 warehouse clubs that have been open for more than 13 ½ calendar months) for the 39 weeks ended May 31, 2026 increased 8.8%. Comparable net merchandise sales - constant currency for the 39 weeks ended May 31, 2026 increased 6.4%.
•Membership income for the first nine months of fiscal year 2026 increased 16.9% to $73.6 million over the comparable prior-year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 12.9% over the prior year period, and merchandise gross profit as a percent of net merchandise sales was 16.0%, an increase of 30 basis points when compared to the same period in the prior year.
•Selling, general and administrative expenses increased 12.9% compared to the first nine months of fiscal year 2025, primarily due to increases in warehouse club and other operations costs. Selling, general and administrative expenses as a percentage of total revenues in the first nine months of fiscal year 2026 increased to 13.0% from 12.8% in the same period last year.
•Operating income for the first nine months of fiscal year 2026 was $204.0 million, an increase of 13.5%, or $24.2 million, compared to the first nine months of fiscal year 2025.
•We recorded a $26.5 million net loss in total other expense in the first nine months of fiscal year 2026 compared to a $19.6 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in other expense, net of $5.0 million, which was mainly driven by an increase in unrealized losses in the value of U.S. dollar-denominated monetary assets and liabilities in several of our markets and an increase in interest expense, net of interest income, of $1.8 million.
•Our effective tax rate increased slightly in the first nine months of fiscal year 2026 to 27.4% from 27.3% in the first nine months of fiscal year 2025.

•Net income for the first nine months of fiscal year 2026 was $128.9 million, or $4.18 per diluted share, compared to $116.3 million, or $3.80 per diluted share, in the first nine months of fiscal year 2025.
•Adjusted EBITDA for the first nine months of fiscal year 2026 was $277.0 million compared to $245.1 million in the same period last year.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income as reported	$39,691	$35,158	$128,948	$116,346
Adjustments:
Interest expense	3,850	2,762	12,229	7,995
Provision for income taxes	15,446	13,917	48,572	43,797
Depreciation and amortization	24,778	22,757	73,027	65,386
Interest income	(3,259)	(2,486)	(9,840)	(7,441)
Other expense, net (1)	9,913	6,888	24,079	19,050
Adjusted EBITDA	$90,419	$78,996	$277,015	$245,133
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and nine months ended May 31, 2026 and 2025.
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

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2026 AND 2025
The following discussion and analysis compares the results of operations for the three- and nine-month periods ended on May 31, 2026 with the three- and nine-month periods ended on May 31, 2025 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.
Net Merchandise Sales
The following tables indicate the net merchandise club sales in the reportable segments in which we currently operate and the percentage growth in net merchandise sales by segment during the three and nine months ended May 31, 2026 and May 31, 2025:

	Three Months Ended
	May 31, 2026				May 31, 2025
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$868,123	59.9%	$83,348	10.6%	$784,775	60.8%
Caribbean	379,148	26.1	24,264	6.8	354,884	27.5
Colombia	203,427	14.0	53,089	35.3	150,338	11.7
Net merchandise sales	$1,450,698	100.0%	$160,701	12.5%	$1,289,997	100.0%

	Nine Months Ended
	May 31, 2026				May 31, 2025
	Amount	% of Net Sales	Increase from Prior Year	Change	Amount	% of Net Sales
Central America	$2,561,824	60.0%	$224,386	9.6%	$2,337,438	60.7%
Caribbean	1,128,246	26.4	59,779	5.6	1,068,467	27.8
Colombia	580,954	13.6	138,448	31.3	442,506	11.5
Net merchandise sales	$4,271,024	100.0%	$422,613	11.0%	$3,848,411	100.0%
Comparison of Three and Nine Months Ended May 31, 2026 and 2025
Overall, total net merchandise sales grew by 12.5% for the third quarter of fiscal year 2026 and grew 11.0% for the nine-month period ended May 31, 2026. The third quarter increase resulted from a 7.1% increase in transactions and a 5.0% increase in average ticket. For the nine-month period, the increase resulted from a 7.6% increase in transactions and a 3.1% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickup via our Click & Go® service and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 57 clubs in operation as of May 31, 2026 compared to 55 clubs as of May 31, 2025.
Net merchandise sales in our Central America segment increased 10.6% and 9.6%, respectively, during the third quarter and the nine months ended May 31, 2026. This increase had a 650 basis point (6.5%) and 580 basis point (5.8%) positive impact on total net merchandise sales growth for the third quarter and the nine months ended May 31, 2026. All markets within this segment had positive net merchandise sales growth for the third quarter and for the nine months ended May 31, 2026. We opened our ninth warehouse club in Costa Rica in April 2025, our seventh warehouse club in Guatemala in August 2025.
Net merchandise sales in our Caribbean segment increased 6.8% and 5.6%, respectively, during the third quarter and the nine months ended May 31, 2026. These increases had a 190 basis point (1.9%) and 160 basis point (1.6%) positive impact on total net merchandise sales growth for the third quarter and the nine months ended May 31, 2026. All markets within this segment, except USVI, had positive net merchandise sales growth for the third quarter and the nine months ended May 31, 2026. We opened our sixth warehouse club in the Dominican Republic in May 2026.

Net merchandise sales in our Colombia segment increased 35.3% and 31.3%, respectively, during the third quarter and the nine months ended May 31, 2026 due to the appreciation of the Colombian peso and an increase in the number of transactions. These increases had a 410 basis point (4.1%) and 360 basis point (3.6%) positive impact on total net merchandise sales growth for the third quarter and the nine months ended May 31, 2026.
The following table indicates the impact that currency exchange rates had on our net merchandise sales in dollars and the percentage change from the three- and nine-month periods ended May 31, 2026. When we use the term "net merchandise sales - constant currency," it means that we have translated current year net merchandise sales at prior year monthly average exchange rates. Net merchandise sales - constant currency results exclude the effects of foreign currency translation. Impact of foreign currency is the effect of currency fluctuations on our net merchandise sales.

	Three Months Ended May 31, 2026
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$868,123	$844,984	$23,139	10.6%	7.7%	2.9%
Caribbean	379,148	376,907	2,241	6.8	6.2	0.6
Colombia	203,427	178,245	25,182	35.3	18.6	16.7
Consolidated total	$1,450,698	$1,400,136	$50,562	12.5%	8.5%	4.0%

	Nine Months Ended May 31, 2026
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$2,561,824	$2,529,620	$32,204	9.6%	8.2%	1.4%
Caribbean	1,128,246	1,136,901	(8,655)	5.6	6.4	(0.8)
Colombia	580,954	512,406	68,548	31.3	15.8	15.5
Consolidated total	$4,271,024	$4,178,927	$92,097	11.0%	8.6%	2.4%
Overall, the effects of currency fluctuations within our markets had approximately $50.6 million and $92.1 million, or 400 basis points (4.0%) and 240 basis points (2.4%), of positive impact on net merchandise sales for the quarter and the nine months ended May 31, 2026, respectively.
Currency fluctuations had a $23.1 million and $32.2 million, or 290 basis points (2.9%) and 140 basis points (1.4%), of positive impact on net merchandise sales in our Central America segment for the quarter and the nine months ended May 31, 2026, respectively. These currency fluctuations contributed approximately 180 basis points (1.8%) and 80 basis points (0.8%) of positive impact on net merchandise sales for the third quarter and nine months ended May 31, 2026, respectively. The Costa Rican colón appreciated against the dollar as compared to the same three- and nine-month periods a year ago and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $2.2 million positive impact and a $8.7 million negative impact, or 60 basis points (0.6%) of positive impact and 80 basis points (0.8%) of negative impact on net merchandise sales in our Caribbean segment for the third quarter and nine months ended May 31, 2026, respectively. These currency fluctuations contributed approximately 20 basis points (0.2%) of positive impact and 20 basis points (0.2%) of negative impact on total net merchandise sales growth for the third quarter and nine months ended May 31, 2026, respectively. The positive impact for the quarter was primarily driven by the appreciation of the Dominican peso compared to the same three-month period a year ago, while the negative impact for the nine-month period was driven primarily by the devaluation of the Dominican peso compared to the same nine-month period a year ago.

Currency fluctuations had $25.2 million and $68.5 million, or 1,670 basis points (16.7%) and 1,550 basis points (15.5%), of positive impact on net merchandise sales in our Colombia segment for the quarter and the nine months ended May 31, 2026, respectively. These currency fluctuations contributed approximately 200 basis points (2.0%) and 180 basis points (1.8%) of positive impact on total net merchandise sales growth for the quarter and the nine months ended May 31, 2026, respectively. The Colombian peso appreciated significantly against the dollar as compared to the same three- and nine-month periods a year ago.
Comparable Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to two of our clubs opened during fiscal year 2025 and one of our clubs opened during fiscal year 2026 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 54 warehouse clubs for the thirteen- and thirty-nine-week periods ended May 31, 2026.
The following tables indicate the comparable net merchandise sales in the reportable segments in which we currently operate and the percentage changes in net merchandise sales by segment during the thirteen- and thirty-nine-week periods ended May 31, 2026 and June 1, 2025 compared to the prior year:

	Thirteen Weeks Ended
	May 31, 2026	June 1, 2025
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	7.9%	5.7%
Caribbean	6.2	8.6
Colombia	35.7	9.9
Consolidated comparable net merchandise sales	10.7%	7.0%

	Thirty-Nine Weeks Ended
	May 31, 2026	June 1, 2025
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	6.0%	5.5%
Caribbean	5.3	7.4
Colombia	31.7	9.5
Consolidated comparable net merchandise sales	8.8%	6.5%

Comparison of Thirteen and Thirty-Nine Weeks Ended May 31, 2026 and June 1, 2025
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirteen-week period ended May 31, 2026 increased 10.7%. Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the thirty-nine-week period ended May 31, 2026 increased 8.8%.

Comparable net merchandise sales in our Central America segment increased 7.9% and 6.0% for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 480 basis points (4.8%) and 360 basis points (3.6%) of positive impact on total comparable merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively.
Comparable net merchandise sales in our Caribbean segment increased 6.2% and 5.3% for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively. These increases contributed approximately 170 basis points (1.7%) and 150 basis points (1.5%) of positive impact on total comparable merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively.
Comparable net merchandise sales in our Colombia segment increased 35.7% and 31.7% for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively. This increase contributed approximately 420 basis points (4.2%) and 370 basis points (3.7%) of positive impact on total comparable merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the thirteen- and thirty-nine-week periods ended May 31, 2026:

	Thirteen Weeks Ended May 31, 2026
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	7.9%	5.2%	2.7%
Caribbean	6.2	5.6	0.6
Colombia	35.7	18.9	16.8
Consolidated comparable net merchandise sales	10.7%	6.9%	3.8%

	Thirty-Nine Weeks Ended May 31, 2026
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	6.0%	4.7%	1.3%
Caribbean	5.3	6.1	(0.8)
Colombia	31.7	16.1	15.6
Consolidated comparable net merchandise sales	8.8%	6.4%	2.4%
Overall, the mix of currency fluctuations within our markets had 380 basis points (3.8%) and 240 basis points (2.4%) of positive impact on comparable net merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively.
Currency fluctuations within our Central America segment accounted for approximately 160 basis points (1.6%) and 80 basis points (0.8%) of positive impact on total comparable merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively. Our Costa Rica market was the main contributor to the positive impact as the market experienced currency appreciation when compared to the same period last year. This was partially offset by devaluation of currency in our Honduras market when compared to the same period last year.

Currency fluctuations within our Caribbean segment accounted for approximately 20 basis points (0.2%) of positive impact and 20 basis points (0.2%) of negative impact on total comparable merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively. Our Dominican Republic market was the main contributor as this market experienced currency appreciation for the thirteen-week period ended May 31, 2026 and currency devaluation for the thirty-nine-week period ended May 31, 2026 when compared to the same periods last year.
Currency fluctuations within our Colombia segment accounted for approximately 200 basis points (2.0%) and 180 basis points (1.8%) of positive impact on total comparable merchandise sales for the thirteen- and thirty-nine-week periods ended May 31, 2026, respectively. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same period last year.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Three Months Ended
	May 31, 2026					May 31, 2025
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$14,541		$1,794	14.1%	1.7%	$12,747
Membership income - Caribbean	6,568		751	12.9	1.7	5,817
Membership income - Colombia	4,600		1,307	39.7	2.3	3,293
Membership income - Total	$25,709	39.2%	$3,852	17.6%	1.8%	$21,857	38.9%

	Nine Months Ended
	May 31, 2026					May 31, 2025
	Amount	% of Total Operating Income	Increase from Prior Year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$41,962		$5,246	14.3%	1.6%	$36,716
Membership income - Caribbean	18,773		1,871	11.1	1.7	16,902
Membership income - Colombia	12,853		3,500	37.4	2.2	9,353
Membership income - Total	$73,588	36.1%	$10,617	16.9%	1.7%	$62,971	35.0%

Number of accounts - Central America	1,186,396		92,858	8.5%		1,093,538
Number of accounts - Caribbean	533,708		33,924	6.8		499,784
Number of accounts - Colombia	416,239		43,194	11.6		373,045
Number of accounts - Total	2,136,343		169,976	8.6%		1,966,367

Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
The number of Member accounts as of May 31, 2026 was 8.6% higher than the number of accounts as of May 31, 2025. Membership income increased 17.6% and 16.9% over the three- and nine-month periods ended May 31, 2026, respectively, compared to the same prior year periods.
Membership income, which is recognized ratably over the 12-month term of the membership, increased in all of our segments in the three- and nine-month periods ended May 31, 2026. The consolidated increase in membership income is primarily due to an increase in the Platinum Membership base in all of our segments over the prior year as well as growth in total membership accounts. Additionally, in our Central America segment, membership income increased compared to the third quarter and the first nine months of fiscal year 2025, due to the opening of two new clubs. The Company opened its ninth warehouse club in Costa Rica in Cartago in April 2025 and its seventh warehouse club in Guatemala in Quetzaltenango in August 2025. In our Colombia segment, membership income increased compared to the third quarter and the first nine months of fiscal year 2025 due to the appreciation of the Colombian peso.
We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 21.3% of our total membership base as of May 31, 2026, an increase from 16.1% as of May 31, 2025. Platinum Members tend to have higher renewal rates than our Diamond Members. During the first and third quarters of fiscal year 2026 and throughout fiscal year 2025, we ran platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 90.5%, an all-time high for the Company, and 88.0% for the periods ended May 31, 2026 and May 31, 2025, respectively. This compares to a trailing twelve-month renewal rate of 88.8% for the twelve-month period ended August 31, 2025.
Other Revenue
Other revenue consists of miscellaneous income, which comes primarily from our interest-generating portfolio from our co-branded credit cards and advertising income for our seasonal catalog, and rental income from operating leases where the Company is the lessor.

	Three Months Ended
	May 31, 2026			May 31, 2025
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$3,813	$64	1.7%	$3,749
Rental income	936	240	34.5	696
Other revenue	$4,749	$304	6.8%	$4,445

	Nine Months Ended
	May 31, 2026			May 31, 2025
	Amount	Increase from Prior Year	% Change	Amount
Miscellaneous income	$11,487	$343	3.1%	$11,144
Rental income	2,828	830	41.5	1,998
Other revenue	$14,315	$1,173	8.9%	$13,142
Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
The primary driver for the increase in other revenue for the three- and nine-month periods ended May 31, 2026 was an increase in rental income primarily driven by incremental rental income generated from third-party tenants at our corporate headquarters property acquired in San Diego in the prior year.

Results of Operations

	Three Months Ended
Results of Operations Consolidated	May 31, 2026	May 31, 2025	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$1,450,698	$1,289,997	$160,701
Total gross margin	$231,714	$203,317	$28,397
Total gross margin percentage	16.0%	15.8%	0.2%

Revenues
Total revenues	$1,481,793	$1,317,289	$164,504
Percentage change from prior period			12.5%

Comparable net merchandise sales
Total comparable net merchandise sales increase	10.7%	7.0%	3.7%

Total revenue margin
Total revenue margin	$262,219	$229,652	$32,567
Total revenue margin percentage	17.7%	17.4%	0.3%

Selling, general and administrative
Selling, general and administrative	$196,578	$173,422	$23,156
Selling, general and administrative percentage of total revenues	13.3%	13.2%	0.1%

Operational data
Adjusted EBITDA(1)	$90,419	$78,996	$11,423
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Three Months Ended
Results of Operations Consolidated	May 31, 2026	% of Total Revenue	May 31, 2025	% of Total Revenue
Operating income by segment
Central America	$62,587	4.2%	$53,696	4.1%
Caribbean	24,446	1.6	21,353	1.6
Colombia	6,869	0.5	7,452	0.6
United States	(3,670)	(0.2)	(5,341)	(0.4)
Reconciling Items (1)	(24,591)	(1.7)	(20,930)	(1.6)
Operating income - Total	$65,641	4.4%	$56,230	4.3%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2026	May 31, 2025	Increase
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$4,271,024	$3,848,411	$422,613
Total gross margin	$683,730	$605,519	$78,211
Total gross margin percentage	16.0%	15.7%	0.3%

Revenues
Total revenues	$4,360,050	$3,939,119	$420,931
Percentage change from prior period			10.7%

Comparable net merchandise sales
Total comparable net merchandise sales increase	8.8%	6.5%	2.3%

Total revenue margin
Total revenue margin	$771,677	$682,457	$89,220
Total revenue margin percentage	17.7%	17.3%	0.4%

Selling, general and administrative
Selling, general and administrative	$567,689	$502,697	$64,992
Selling, general and administrative percentage of total revenues	13.0%	12.8%	0.2%

Operational data
Adjusted EBITDA(1)	$277,015	$245,133	$31,882
Warehouse clubs at period end	57	55	2
Warehouse club sales floor square feet at period end	2,774	2,687	87
(1)    See “Item 2. Management’s Discussion & Analysis – Non - GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation to GAAP net income as reported.

	Nine Months Ended
Results of Operations Consolidated	May 31, 2026	% of Total Revenue	May 31, 2025	% of Total Revenue
Operating income by segment
Central America	$178,147	4.1%	$162,965	4.2%
Caribbean	70,208	1.6	68,306	1.7
Colombia	25,570	0.6	19,156	0.5
United States	1,016	—	(8,328)	(0.2)
Reconciling Items (1)	(70,953)	(1.6)	(62,339)	(1.6)
Operating income - Total	$203,988	4.7%	$179,760	4.6%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes the selling, general and administrative expense for the periods disclosed:

	Three Months Ended
	May 31, 2026	% of Total Revenue	May 31, 2025	% of Total Revenue
Warehouse club and other operations	$144,302	9.7%	$125,745	9.6%
General and administrative	51,405	3.5	47,070	3.6
Pre-opening expenses	579	0.1	302	—
Loss on disposal of assets	292	—	305	—
Total Selling, general and administrative	$196,578	13.3%	$173,422	13.2%

	Nine Months Ended
	May 31, 2026	% of Total Revenue	May 31, 2025	% of Total Revenue
Warehouse club and other operations	$415,581	9.5%	$367,832	9.4%
General and administrative	150,455	3.5	132,669	3.4
Pre-opening expenses	626	—	617	—
Loss on disposal of assets	1,027	—	1,579	—
Total Selling, general and administrative	$567,689	13.0%	$502,697	12.8%
Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of Net merchandise sales for the three and nine months ended May 31, 2026 was 16.0%, 20 basis points (0.2%) and 30 basis points (0.3%) higher than the comparable prior year periods, respectively. The increases in total gross margin for the third quarter and first nine months of fiscal year 2026 are primarily due to improved margins in our non-foods category.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for net merchandise sales and Export sales. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin as a percent of Total revenues for each of the three and nine months ended May 31, 2026 was 17.7%, 30 basis points (0.3%) and 40 basis points (0.4%) higher than the comparable prior year periods, respectively. The three- and nine-month increase is primarily due to increases in our warehouse sales margins as well as increases in our membership income.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. Selling, general and administrative expenses increased $23.2 million for the third quarter of fiscal year 2026 compared to the same prior-year period, and increased as a percentage of total revenues by 10 basis points (0.1%) to 13.3% of total revenues for the third quarter of fiscal year 2026 compared to 13.2% of total revenues for the third quarter of fiscal year 2025.
Selling, general and administrative expenses increased $65.0 million for the first nine months of fiscal year 2026 compared to the same prior-year period, and increased as a percentage of total revenues by 20 basis points (0.2%) to 13.0% of total revenues for the first nine months of fiscal year 2026 compared to 12.8% of total revenues for the first nine months of fiscal year 2025.

Warehouse club and other operations expenses increased to 9.7% and 9.5% of total revenues for the third quarter and first nine months of fiscal year 2026 compared to 9.6% and 9.4% for the third quarter and first nine months of fiscal year 2025, respectively. The increases for the third quarter and first nine months of fiscal year 2026 compared with the same periods in the prior year are primarily due to the impact of expenses related to our expansion into the Chilean market.
General and administrative expenses decreased to 3.5% of total revenues for the third quarter of fiscal year 2026 compared to 3.6% of total revenues for the third quarter of fiscal year 2025 and increased to 3.5% of total revenues for the first nine months of fiscal year 2026 compared to 3.4% of total revenues for the first nine months of fiscal year 2025. The decrease for the third quarter of fiscal year 2026 compared with the same period in the prior year is primarily due to one-time expenses we incurred in the third quarter of fiscal year 2025 related to the relocation of the San Diego corporate headquarters. The increase for the nine-month period of fiscal year 2026 compared with the same period in the prior year is primarily due to investments in technology and compensation of our Chief Executive Officer. During his tenure as our Interim Chief Executive Officer from February 2023 to August 2025, Robert Price declined any compensation for his services. Our expense related to investments in technology is expected to increase in subsequent periods as the Company begins to execute on its planned initiatives.
Operating income increased to $65.6 million (4.4% of total revenues) and $204.0 million (4.7% of total revenues) in the third quarter and first nine months of fiscal year 2026, compared to $56.2 million (4.3% of total revenues) and $179.8 million (4.6% of total revenues) for the third quarter and first nine months of fiscal year 2025, respectively.
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

	Three Months Ended
	May 31, 2026		May 31, 2025
	Amount	Change	Amount
Interest income	$3,259	$773	$2,486

	Nine Months Ended
	May 31, 2026		May 31, 2025
	Amount	Change	Amount
Interest income	$9,840	$2,399	$7,441

Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
Net interest income increased for the three and nine months ended May 31, 2026, primarily due to an increase in amounts on deposit when compared to the prior year.

Interest Expense

	Three Months Ended
	May 31, 2026		May 31, 2025
	Amount	Change	Amount
Interest expense on loans	$3,160	$927	$2,233
Interest expense related to hedging activity	1,260	370	890
Interest expense on finance lease	351	351	—
Less: Capitalized interest	(921)	(560)	(361)
Interest expense	$3,850	$1,088	$2,762

	Nine Months Ended
	May 31, 2026		May 31, 2025
	Amount	Change	Amount
Interest expense on loans	$10,019	$3,102	$6,917
Interest expense related to hedging activity	3,520	1,405	2,115
Interest expense on finance lease	535	535	—
Less: Capitalized interest	(1,845)	(808)	(1,037)
Interest expense	$12,229	$4,234	$7,995

Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
Interest expense reflects borrowings and finance leases entered into by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisition and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, foreign currency transactions, and ongoing working capital requirements.
Interest expense increased for the three- and nine-month periods ended May 31, 2026, primarily due to an increase in outstanding debt when compared to the prior year period. The increase in outstanding debt was primarily in our Trinidad subsidiary in which we entered into financing transactions to provide additional U.S. dollar liquidity in the fourth quarter of fiscal year 2025 and in the third quarter of fiscal year 2026.
Other Expense, Net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Three Months Ended
	May 31, 2026			May 31, 2025
	Amount	Change	% Change	Amount
Other expense, net	$9,913	$3,025	43.9%	$6,888

	Nine Months Ended
	May 31, 2026			May 31, 2025
	Amount	Change	% Change	Amount
Other expense, net	$24,079	$5,029	26.4%	$19,050

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
For the three months ended May 31, 2026, the primary driver of Other expense, net was $8.5 million of transaction costs associated with converting local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues compared to $4.8 million of transaction costs for the three months ended May 31, 2025. This was partially offset by $1.3 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) compared to $2.0 million of losses for the three months ended May 31, 2025.
For the nine months ended May 31, 2026, the primary driver of Other expense, net was $9.2 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) compared to $5.4 million of losses for the nine months ended May 31, 2025. The primary driver of the increase is due to the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary. During the nine months ended May 31, 2026, our markets contributed $15.1 million of transaction costs associated with converting the local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues compared to $13.2 million of such transaction costs for the nine months ended May 31, 2025.
Provision for Income Taxes

	Three Months Ended
	May 31, 2026		May 31, 2025
	Amount	Change	Amount
Provision for income taxes	$15,446	$1,529	$13,917
Effective tax rate	28.0%		28.4%

	Nine Months Ended
	May 31, 2026		May 31, 2025
	Amount	Change	Amount
Provision for income taxes	$48,572	$4,775	$43,797
Effective tax rate	27.4%		27.3%
Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
The Company's effective tax rate decreased slightly to 28.0% for the three months ended May 31, 2026 compared to 28.4% for the prior-year period and increased slightly to 27.4% for the nine months ended May 31, 2026 compared to 27.3% for the prior-year period.

Other Comprehensive Income

	Three Months Ended
	May 31, 2026			May 31, 2025
	Amount	Change	% Change	Amount
Other Comprehensive Income	$14,229	$12,459	703.9%	$1,770

	Nine Months Ended
	May 31, 2026			May 31, 2025
	Amount	Change	% Change	Amount
Other Comprehensive Income	$52,172	$46,452	812.1%	$5,720

Comparison of Three and Nine Months Ended May 31, 2026 and May 31, 2025
Other comprehensive income for the third quarter of fiscal year 2026 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. During the third quarter and first nine months of fiscal year 2026, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica, Colombia and Dominican Republic subsidiaries. Devaluation of local currency in the future could have a similarly negative effect on other comprehensive income (loss).
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2026	August 31, 2025
Amounts held by foreign subsidiaries	$199,680	$222,770
Amounts held domestically	54,942	62,521
Total cash and cash equivalents, including restricted cash	$254,622	$285,291

The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	May 31, 2026	August 31, 2025
Amounts held by foreign subsidiaries	$113,748	$73,186
Amounts held domestically	—	—
Total short-term investments	$113,748	$73,186
As of May 31, 2026, certificates of deposit with a maturity of over one year held by our foreign subsidiaries were $11.9 million and recorded within Other non-current assets on the consolidated balance sheets. As of August 31, 2025, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically. We regularly evaluate our cash balances and invest amounts in excess of anticipated working capital requirements in short‑term investments.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of May 31, 2026 of Trinidad dollar-denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $44.1 million. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, and we may incur significant premium costs to complete such conversions. While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025, and the Central bank still has strict controls there on the availability of U.S. dollars. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” and "Quantitative and Qualitative Disclosures about Market Risk" for quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2026	May 31, 2025	Change
Net cash provided by operating activities	$192,210	$179,160	$13,050
Net cash used in investing activities	(189,054)	(95,788)	(93,266)
Net cash used in financing activities	(46,751)	(41,888)	(4,863)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12,926	5,324	7,602
Net increase (decrease) in cash, cash equivalents and restricted stock	$(30,669)	$46,808	$(77,477)
Net cash provided by operating activities totaled $192.2 million and $179.2 million for the nine months ended May 31, 2026 and May 31, 2025, respectively. For the nine months ended May 31, 2026, net cash provided by operating activities increased primarily due to a $17.5 million increase in net income without non-cash items and a $4.6 million net positive change in our various operating assets and liabilities, partially offset by shifts in working capital due to higher overall inventory balances which contributed $9.0 million of cash used in operating activities.
Net cash used in investing activities totaled $189.1 million and $95.8 million for the nine months ended May 31, 2026 and May 31, 2025, respectively. The $93.3 million increase in net cash used in investing activities is primarily due to a net increase in purchases less proceeds of short-term investments of $46.2 million, a $42.5 million increase in property and equipment expenditures to support growth of our real estate footprint due to timing in our expansion program compared to the same nine-month period a year ago, and an $11.9 million increase in purchases of long-term investments. This was partially offset by a $6.2 million increase in proceeds from disposals of property and equipment, primarily due to the sale of our produce distribution center in Guatemala, and $1.1 million of cash received due to proceeds from the dissolution of our joint venture.

Net cash used in financing activities totaled $46.8 million and $41.9 million for the nine months ended May 31, 2026 and May 31, 2025, respectively. The $4.9 million increase in net cash used in financing activities is primarily the result of an increase in repayments of short-term bank borrowings, net of proceeds, of $19.8 million, a $3.1 million increase in purchases of treasury stock upon vesting of restricted stock awards to cover employees' tax withholding obligations, and a $2.3 million increase in cash dividend payments compared to the same period a year ago. This was partially offset by an increase in proceeds of long-term bank borrowings, net of repayments, of $20.3 million. During the third quarter of fiscal year 2026, we entered into long-term loan agreements in our Trinidad subsidiary.
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
Capital Expenditures
Capital expenditures were $144.1 million for the nine months ended May 31, 2026, of which $50.4 million and $93.7 million were for maintenance and growth expenditures, respectively. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe our current liquidity and cash flow projections can cover future lease commitments. As of May 31, 2026, we have signed two lease agreements which have not yet commenced. Please refer to "Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 6 – Commitments and Contingencies" for further discussion.
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

Tax Receivables
We pay Value Added Tax (“VAT”) or similar taxes, income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquire and/or on sales and taxable income. VAT is a form of indirect tax applied to the value added at each stage of production (primary, manufacturing, wholesale and retail). This tax is similar to, but operates somewhat differently than, sales tax paid in the United States. We generally collect VAT from our Members upon the sale of goods and services and pay VAT to our vendors upon the purchase of goods and services. Periodically, we submit VAT reports to governmental agencies and reconcile the VAT paid and VAT received. The net overpaid VAT may be refunded or applied to subsequent returns, and the net underpaid VAT must be remitted to the government.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should ultimately only be liable for an income-based tax, it has accumulated income tax receivables of $10.3 million and $10.5 million and deferred tax assets of $4.2 million and $3.9 million as of May 31, 2026 and August 31, 2025, respectively, in this country.
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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any significant impairment charges during the third quarter of fiscal year 2026 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations and normal preventive maintenance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2026 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
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
Information about the financial impact of foreign currency exchange rate fluctuations for the three- and nine-month periods ended May 31, 2026 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Expense, net.”
Information about the change in the fair value of our hedges and the financial impact thereof for the three- and nine-month periods ended May 31, 2026 is disclosed in “Item 1. Financial Statements: Notes to Consolidated Financial Statements, Note 8 – Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the three- and nine-month periods ended May 31, 2026 is disclosed in “Item 2. Management’s Discussion & Analysis – Other Comprehensive Income.”

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025. There have been no material changes in the Company’s risk factors from those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)None.
(c)Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2026, the Company repurchased 693 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the third quarter of fiscal year 2026. The Company does not currently have a stock repurchase program. However, the Board of Directors could choose to commence a stock repurchase program in the future, at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.
The following table sets forth information on our common stock repurchase activity for the quarter ended May 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2026 - March 31, 2026	—	$—	—	N/A
April 1, 2026 - April 30, 2026	693	162.15	—	N/A
May 1, 2026 - May 31, 2026	—	—	—	N/A
Total	693	$162.15	—	N/A
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the third quarter of fiscal year 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 6. EXHIBITS
(a)Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(6)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
10.1*	Employment Agreement between Shweta Bhatia and the Company dated May 18, 2026.
10.2*	Separation Agreement with Waiver and Release of Claims dated May 19, 2026 between Wayne Sadin and the Company.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

PRICESMART, INC.

Date:	July 8, 2026	By:	/s/ DAVID N. PRICE
David N. Price
Chief Executive Officer
(Principal Executive Officer)

Date:	July 8, 2026	By:	/s/ GUALBERTO HERNANDEZ
Gualberto Hernandez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)