Form 10-K
period 2026-08-31
PRICESMART INC
filed 2026-10-26
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $4,076,139,908 based on the last reported sale price of $154.62 per share on the NASDAQ Global Select Market on February 28, 2026.
As of October 21, 2026, 30,928,227 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 4, 2027 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2026
i

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart", the "Company", "we" or "our") anticipated future revenues and earnings, adequacy of future cash flows, digital and technological initiatives, proposed warehouse club and distribution center openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” “intend,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially including, but not limited to, the risks detailed in this Annual Report on Form 10-K under the heading Part I. “Item 1A. Risk Factors.” These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1. Business
General
PriceSmart was founded in 1996 by Sol and Robert Price, the creators of Price Club, the original warehouse club operator. The objective of PriceSmart is to operate its warehouse club business in Central America, the Caribbean and South America at operating standards as good as, or superior to, warehouse club operations in the United States.
As of August 31, 2026, we had 58 warehouse clubs in operation in Central America, the Caribbean and Colombia. In addition, we are continuing to advance our planned expansion into Chile, which we believe is a promising new market for our Company. We believe PriceSmart has become one of the most respected and trusted brands in the countries where we operate. With over two million membership accounts and over four million cardholders, we believe PriceSmart is an essential part of the shopping experience for consumers and small businesses in PriceSmart’s markets.
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
PriceSmart continually focuses on innovation. Beyond in-club shopping, our Members can shop via our mobile app or online at PriceSmart.com, both of which offer home delivery and curbside pickup via our Click & Go® service. PriceSmart is making significant investments in technology both to improve the digital shopping experience for its Members and to enhance operating efficiencies in the supply chain and the back office.
We seek to be an outstanding place to work and provide safe and pleasant working environments for our over 13,000 employees, along with excellent pay and benefits, including healthcare coverage and retirement benefits.

PriceSmart is committed to improving the quality of life for people living in the communities in which it does business. Through a partnership with Price Philanthropies Foundation, we provide school supplies to approximately 140,000 children and vision screening and eye exams for thousands of children through the Aprender y Crecer program. In addition, the PriceSmart Foundation makes grants to support youth workforce development and small business growth in PriceSmart markets.
We believe that operating our business at the highest standards, providing outstanding jobs for our employees and being good stewards of the communities in which we operate result in PriceSmart being a good investment for our stockholders.

The number of warehouse clubs for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2025	Number of Warehouse Clubs in Operation as of August 31, 2026	Anticipated Warehouse Club Openings in Fiscal Year 2027
Colombia	10	10	—
Costa Rica	9	10	1
Panama	7	7	—
Guatemala	7	7	1
Dominican Republic	5	6	—
Trinidad	4	4	—
El Salvador	4	4	—
Honduras	3	3	—
Nicaragua	2	2	—
Jamaica	2	2	2
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Chile	—	—	1
Totals	56	58	5
Our Member-facing warehouse clubs are all located in Latin America and the Caribbean. Our two regional distribution centers located in the United States (Miami) and Costa Rica operate in conjunction with our local distribution centers in all of our multi-club markets, as well as our distribution centers in China. Our corporate headquarters, U.S. buying operations and support service center offices are located in the United States. Lastly, we have additional support service centers in some of our markets. Our operating segments currently are the United States, Central America, the Caribbean and Colombia.
In the first quarter of fiscal year 2026, we executed a land lease for our fourth warehouse club in Jamaica, located on South Camp Road (Kingston), approximately six miles southeast from the nearest club in the capital of Kingston. The club is under construction on a three-acre property and is anticipated to open in December 2026.
In the third quarter of fiscal year 2026, we executed a land lease for our eighth warehouse club in Guatemala, located in Villa Nueva, approximately thirteen miles south from the nearest club in the capital of Guatemala City. The club will be built on a five-acre property and is anticipated to open in late winter of 2027.
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
In the first quarter of fiscal year 2027, we opened our third warehouse club in Jamaica, located in Montego Bay, approximately 100 miles west from the nearest club in the capital of Kingston and built on a five-acre property.
In addition to the club opened in Jamaica in the first quarter of fiscal year 2027, once these four new clubs are open, we will operate 63 warehouse clubs in total.
We continue to evaluate opportunities to expand our warehouse club operations in our existing markets and to assess potential entry in new markets. In Chile, in addition to our planned warehouse club in the Mallplaza Los Dominicos shopping center, we have entered into executory agreements to acquire land for two additional warehouse clubs, subject to normal contingencies.

Merchandising
A fundamental part of our value proposition is making available to our retail and business Members a selection of high-quality merchandise and services sourced within our region and from around the world, at lower prices than our competitors.
We offer merchandise and services in the following categories:
•Consumables, consisting primarily of groceries, cleaning supplies, and health and beauty aids, representing approximately 46% of our net merchandise sales;
•Fresh Foods, including meat, produce, deli, seafood and poultry, representing approximately 32% of our net merchandise sales;
•Hardlines, including electronics, large and small appliances, automotive, hardware, sporting goods, and seasonal products, representing approximately 11% of our net merchandise sales;
•Softlines, including clothing, domestics and home furnishing products, representing approximately 6% of our net merchandise sales;
•Food Service and Bakery, representing approximately 4% of our net merchandise sales; and
•Health Services, including optical, audiology and pharmacy, representing approximately 1% of our net merchandise sales. In the fourth quarter of fiscal year 2026, we discontinued our audiology services. At that time, we offered audiology services in 24 of our warehouse clubs.
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
Membership. We believe our membership concept provides a competitive advantage. Although the economies of the countries in which we operate vary significantly country-to-country, our membership across our markets tends to be concentrated in a desirable demographic with strong purchasing power. Data we can access about our Members not only provides better connectivity with our Members, but also enables us to identify and pursue additional opportunities to provide value for our Members. Membership has been a basic operating characteristic in the warehouse club industry, beginning over 50 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. Membership fees were equal to approximately 1.8% of net merchandise sales and 38.6% of operating income in fiscal year 2026. Our Members can sign up for and renew their memberships online, which gives us another valuable digital touch point with them.
We continue to expand our product and services offerings to our Members. As of August 31, 2026, we had 55 optical locations and 26 pharmacy locations open. During the fourth quarter of fiscal year 2026, the Company discontinued operations of its audiology department and reallocated the selling space to be used for merchandise. We continue to focus on services that best support our strategic objectives and growth initiatives. We believe that untapped opportunities exist to enhance the value of our membership further in various areas. We continue to explore opportunities to provide our Members with products and services that are particularly attractive to our unique membership base.
Business Members. Our product selection, larger pack sizes, and low prices appeal to both business and retail consumers. Business Members include a broad cross section of businesses such as restaurants, enterprises, and other businesses that purchase products for resale and supplies used in their businesses. These Business Members represent a significant source of sales and profit and provide purchasing volume that gives us better prices from our suppliers.
Worldwide Sourcing. Approximately 48.7% of our sales come from merchandise sourced in the U.S., Asia and Europe. We believe one of the primary advantages we have compared to most of our local competitors is our buying team, based both in the United States and in our markets, which sources merchandise from suppliers in the U.S. and around the world. Our buyers identify and purchase new and exciting items, including our own “Member’s Selection®” private label products. Many of these products are available only at PriceSmart in the markets in which we operate.

New Executive Officers. PriceSmart appointed several new executive officers during fiscal year 2026.
David N. Price has served as Chief Executive Officer since September 2025 after joining the company in July 2017, and was elected as a director of the Company in February 2022. Mr. Price previously served as Executive Vice President and Chief Transformation Officer from August 2023 to August 2025, wherein he led several important areas, including Information Technology, PriceSmart.com, and Payment Solutions and Services. Prior to that role, he was the Executive Vice President and Chief of Staff to the Chairman of the Board and the Company’s Interim Chief Executive Officer, Robert Price, from December 2022 to July 2023. Between January 2022 and December 2022, Mr. Price served as Vice President for Environmental and Social Responsibility. Before that, between September 2020 and January 2022 he was Vice President for Omnichannel Initiatives and Environmental and Social Responsibility. From September 2018 to August 2020, Mr. Price worked as a Director in our E-Commerce division.
Shari G. White has served as Executive Vice President – Chief Merchandising Officer since June 2026 after joining the Company in January 2026 as Senior Vice President – Merchandising (U.S. Foods). Prior to joining the Company, Ms. White held various merchandising leadership roles at Petco, a pet specialty retailer, as well as merchandising and private label roles at Target, and marketing and brand management roles at Unilever. Ms. White holds an MBA from the Kellogg School of Management at Northwestern University and a Bachelor of Arts degree from the University of Michigan.
Shweta Bhatia has served as Executive Vice President – Chief Information Officer since July 2026 after joining the Company in May 2026 as Executive Vice President – Information Technology. Prior to joining the Company, she served as Executive Vice President & Chief Technology Officer for Advance Auto Parts, a North American automotive aftermarket parts provider, from January 2025 to August 2025. Previously Ms. Bhatia served as Senior Vice President of Technology for Dollar General Corporation, a North American chain of discount stores, from September 2022 to January 2025, Corporate Vice President, International Technology for Walmart, a large global retailer, from May 2019 to September 2022, and in several roles in the technology function at Kohl’s, a U.S. department store, from July 2007 to April 2019.
Continuous Improvement. The warehouse club industry has been operating for over 50 years, following the founding of Price Club in 1976. The world of merchandising has evolved during this period, particularly with respect to how technology impacts operational efficiencies and how consumers shop. We are leveraging technology to enhance our buying process to more efficiently source merchandise and procure products in a manner that meets current and ever-evolving Member preferences. We operate in multiple markets, many of which are relatively small, with different legal requirements, local buying opportunities, cultural norms, distribution and logistical challenges and Member preferences that require us to source the correct mix of local and imported merchandise. We believe that our future success is highly dependent on our capacity to continue to adapt and innovate to meet the needs of our current and future Members. We also have improved our inbound and outbound online communication channels, and we are using data analytics to better understand our Members’ evolving preferences.
Growth
As we look to the future, our Company is focused on three major drivers of growth:
•Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers
•Increase Membership Value
•Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities
I.Invest in Adding New PriceSmart Locations, Expanding into New Markets, Remodeling Current PriceSmart Clubs and Opening More Distribution Centers. We continue to pursue opportunities to add new warehouse clubs in our existing markets and to assess opportunities in new markets. During the first quarter of fiscal year 2027, we opened our third warehouse club in Jamaica, located in Montego Bay. We have acquired land for one new warehouse club and entered into leases for three new warehouse clubs. These warehouse clubs will be our fourth warehouse club in Jamaica, our eleventh warehouse club in Costa Rica, our eighth warehouse club in Guatemala, and our first warehouse club in Chile. Once these four new clubs are open, PriceSmart will operate 63 warehouse clubs in total. In addition, in Chile, we have entered into executory agreements for two potential sites for two new warehouse clubs and are actively reviewing other potential sites. As part of our expansion into Chile, we have hired local consultants to assist us, appointed a country general manager, begun building our local team and opened a central office in Chile.

Additionally, we believe that one of the quickest and most effective ways to increase sales and profitability is to increase the size and efficiency of our existing warehouse clubs and the number of parking spaces at our high-volume locations. To support this strategy, we began a parking lot expansion during the fourth quarter of fiscal year 2026 in Via Brasil, Panama. Additionally, in fiscal year 2027, we will begin the remodel of our Barbados club, a parking lot expansion of our Aranda club in Guatemala, and both a parking lot expansion and warehouse remodel of our Fraijanes club in Guatemala. During fiscal year 2023, we entered into a lease agreement to relocate and extend the lease term for our Miraflores club, which is our highest selling location in Guatemala. The new warehouse will have increased sales floor square footage and a greater number of parking spaces, along with covered parking for our Members. We expect to relocate our Miraflores club to this new location in the first half of calendar year 2028.
We are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. We completed full implementation of these distribution centers in China in the second quarter of fiscal year 2026. These distribution centers have helped reduce landed costs and lead times (via direct shipments from Asia to our local markets). In addition to our regional distribution center in Costa Rica, we have PriceSmart-operated distribution centers in various stages of development and implementation in other key markets. In the second quarter of fiscal year 2026, we opened a distribution center in Trinidad, and in the third quarter of fiscal year 2026, we opened a distribution center in Colombia. We expect to open three distribution centers during fiscal year 2027, including PriceSmart-operated distribution centers in Jamaica and the Dominican Republic and a third-party-operated distribution center in Chile. We also expect to relocate and consolidate our cold regional distribution center currently located in a separate building into the existing regional distribution center in Miami during fiscal year 2027.
II.Increase Membership Value. At PriceSmart, we are dedicated to attracting new Members and fostering long-term loyalty by continually enhancing the value of membership. In addition to providing low prices on merchandise, we seek to provide Members with greater convenience and an expanding range of services. This includes access to PriceSmart.com for online shopping, seamless club pickup and delivery services, and our comprehensive well-being initiative. Members enjoy optical services with free eye exams and affordably priced eyeglass frames. In select markets, we offer pharmacy services to further enrich the PriceSmart membership experience. During the fourth quarter of fiscal year 2026, the Company ceased offering audiology services and reallocated the selling space to be used for merchandise.
We focus on growth of our membership base, Member renewal rates and average ticket as part of determining how Members see the value we offer. A key driver of our membership strategy is the Platinum Membership, which is designed to offer even more value to our most engaged Members. Although Platinum Memberships are priced higher than our other tier, Members who choose Platinum pay more in order to get more, through exclusive benefits and enhanced rewards. Platinum Members enjoy exclusive benefits, including an annual cashback reward on eligible purchases, which directly translates to savings that reward loyalty and increase purchasing power. We believe Members can derive maximum value from their membership by becoming Platinum Members, particularly when pairing Platinum Membership with the PriceSmart co-branded credit card which offers an additional cash back incentive for Members with the card. Platinum Members tend to demonstrate higher renewal rates and increased spending compared to other membership tiers. Platinum Membership accounts were 23.4% of our total membership base as of August 31, 2026, an increase from 17.9% as of August 31, 2025.
Additionally, our private-label products that we sell under the "Member’s Selection®" brand play a crucial role in enhancing the membership value proposition. We believe these products, available only at PriceSmart, deliver superior value while maintaining the high standards that our Members expect. Sourced with care and designed to meet daily needs, "Member’s Selection®" products range from pantry staples to household essentials, providing affordable alternatives without compromising on quality. In fiscal year 2026, our private label sales represented 26.9% of total merchandise sales, down from 28.1% for fiscal year 2025. This decline resulted from our decision to discontinue produce sales under the "Member’s Selection®" brand in the first quarter of fiscal year 2026 as we determined that these products no longer aligned with the value proposition we strive to deliver with our private-label products. Excluding sales of produce under the "Member’s Selection®" brand, our private-label sales, as a percentage of total net merchandise sales, increased by 20 basis points in fiscal year 2026 compared to fiscal year 2025.

Our strategy is to offer our Members a curated selection of high-quality merchandise at prices we believe consistently deliver strong value across our markets. Our model focuses on fast-turning items, with limited variations in styles, sizes, and colors to maximize efficiency and drive savings. We offer a limited number of stock keeping units ("SKUs") with large pack sizes. Our "Treasure Hunt" experience offers the best value on exclusive or one-time-buy merchandise. By continuously enhancing our benefits and maintaining a strong focus on membership growth, renewal rates, and Member spending, we provide our Members with unmatched value, no matter how, when or where they choose to shop.
III.Drive Incremental Sales via PriceSmart.com and Enhanced Digital and Technological Capabilities. We have continued to tailor our digital experience to try to exceed our Members expectations of how, when and where they want to shop. In fiscal year 2026, our digital channel sales reached $387.4 million, a 26.3% increase year-over-year, representing 6.7% of total net merchandise sales. We also continue to modernize our processes and technology across the organization. During fiscal year 2026, we made further progress in our migration to the RELEX supply chain and inventory management software platform. Implementation of the platform with respect to our U.S. vendor set up is substantially complete. However, implementation with respect to our local in-country vendor set up, as well as certain merchandise management components, is taking longer than originally anticipated. As a result, we no longer expect to complete the full implementation by the second quarter of fiscal year 2027 as previously anticipated, but we are continuing to work toward completing implementation as soon as practicable. We believe this upgraded technology will enhance employee productivity, improve inventory management, reduce spoilage and increase in‑stock availability in the long run.
In the first quarter of fiscal year 2027, we completed implementation of a new point-of-sale system, Elera, a Toshiba product, in Costa Rica, our second Spanish-speaking country in Central America. We are in the process of completing implementation in the Dominican Republic, our final country in the Caribbean. We are continuing the rollout of Elera in the remainder of our markets in Central America and Colombia. We believe that with this upgraded technology we can achieve faster checkout times, improve employee productivity and enhance our payment option capabilities.
We completed the first phase of the implementation of Workday's human capital management system in the first quarter of fiscal year 2027. This technology upgrade is enhancing the employee experience with modern, user-friendly tools, while improving processes and efficiencies, strengthening compliance and providing scalable, integrated data to support future growth. We also progressed further in our multi‑phase implementation of the E2Open global trade management platform during fiscal year 2026. This platform is designed to enhance automation, compliance, and controls across global import and export operations. Once fully implemented, we believe this platform will strengthen trade compliance, improve data visibility, and support scalable international growth.
During fiscal year 2026, we continued the migration of our mobile application to fully native iOS and Android architectures to enhance speed, reliability, and accessibility for our Members. By solidifying our digital foundation and enabling faster deployment of new features, we believe we are well positioned to deliver an outstanding shopping experience while continuing to reduce costs.
We also continued development of our Membership Omnichannel Transformation ("MOT"), a unified proprietary platform designed to streamline the full membership lifecycle across all channels and geographies. We expect MOT to consolidate member identity, transaction history, and interaction data into a single system of record, replacing fragmented legacy processes with a consistent, auditable framework. By standardizing how enrollment, renewal, upgrades, and in-club and digital transactions are processed globally, we believe MOT will improve data quality, reduce friction in the member experience, and increase operational efficiency across our teams. We also believe capturing this data through MOT will allow us analytical opportunities to better understand Member preferences and trends.

Distribution Efficiency
We have always believed that distribution efficiency is fundamental for success in selling merchandise in our traditional clubs, and in today’s world, this principle holds especially true for purchases made online. Because PriceSmart sources merchandise from all over the world and especially from the United States, and because we are doing business in countries where infrastructure—roads and ports—is not as developed as in the United States, distribution efficiency is even more significant for us. Our ability to move products efficiently and in a timely manner from the suppliers to our Members is key to the cost structure of our business and, consequentially, to how low we can price our products for our Members.
Historically, our international suppliers and especially our U.S. suppliers have generally shipped their products to our Miami distribution facility, which operates within a Free Trade Zone, where the products are received and assigned to various containers for direct shipment to our locations. Regional and in-country suppliers have shipped directly to our locations. However, as our location sales volumes have grown, we have routed more products from international, regional and local suppliers to regional and local distribution centers.
In addition to our Miami distribution facility, we have a large regional distribution center located in the metropolitan area of San Jose, Costa Rica. This 165,000 square foot facility distributes both dry and refrigerated products primarily to PriceSmart clubs in Costa Rica and also ships some products to other clubs in Central America. In Panama City, Panama we have an approximately 120,000 square foot leased building that serves as a distribution center for our warehouse clubs in Panama. This distribution center operates in a similar way to our distribution center in Costa Rica. In the first quarter of fiscal year 2026, we adapted our distribution center in Panama to handle cold merchandise and began operations of a dry distribution center in Guatemala. In the second and third quarters of fiscal year 2026, we opened one distribution center in each of Trinidad and Colombia. Both properties are leased and are approximately 92,000 and 96,000 square feet, respectively. In some of our markets, we use distribution centers run by a third party. These distribution centers are part of our strategy to streamline a portion of our logistics network and, together with our plans to implement origin consolidation, we believe we will be able to lower freight costs, reduce transit time, and improve working capital by accelerating our sales conversion cycle. In addition, we are enhancing our distribution and logistics network through the opening of distribution centers in China and in each of our multi-club markets, either operated by PriceSmart or through the use of third-party logistics providers. The third-party distribution centers we opened in China during fiscal year 2026 allow us to store and consolidate merchandise by country of destination, improving efficiency and bypassing the United States and thereby avoiding U.S. tariffs on such merchandise.
PriceSmart's Membership Policy
We offer three types of memberships: Diamond, Business and Platinum.
The Diamond Membership is targeted at individuals and families. The annual fee for a Diamond Membership (entitling Members to two cards), in most markets as of August 31, 2026 was approximately $40 (excluding tax).
The Company currently offers the Platinum Membership program in all thirteen of its markets. Platinum Membership entitles Members to two cards. The annual fee for a Platinum Membership in most markets is approximately $80 (excluding tax). The Platinum Membership provides Members with a 2% rebate on most items, up to an annual maximum of $500. Platinum Members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. The rebate is issued annually to Platinum Members on March 1 and expires August 31. Any rebate amount not redeemed by August 31 is recognized as breakage revenue.
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
We recognize membership income over the 12-month term of the membership. Deferred membership income was $50.6 million and $41.7 million as of August 31, 2026 and August 31, 2025, respectively. Our membership agreements provide that if our Members cancel their membership in the first 60 days, they will receive a full refund. After the initial 60-day period, Members may receive a refund for the prorated share of their remaining membership fee if they so request.

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
Our Competition
Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors. We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, shopping convenience and the overall shopping experience we offer. Some of our competitors have greater resources, buying power and name recognition. In the countries in which we operate and in Chile, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, convenience stores, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart, Inc. in Central America, Grupo Éxito in Colombia and Cencosud in South America. We have competed effectively in our markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format. It is possible that additional warehouse club operators may decide to enter our markets and compete more directly with a similar warehouse club format. We also face competition from online retailers, such as Amazon Global and Mercado Libre in South America, and last-mile delivery services that serve our markets, and we expect that this type of competition will grow and intensify in the future. Lastly, we face competition from wholesalers selling food and/or general merchandise, which more directly competes with our business-to-business sales.
Human Capital
As of August 31, 2026, we had over 13,000 employees. Approximately 96% of our employees were employed outside of the United States, and about 1,800 employees were represented by labor unions.
Developing a Diverse Workforce Representative of Our Markets
Our ability to serve our Members and execute our business strategy depends on the talent, capabilities and engagement of our workforce. We seek to attract, develop and retain employees who reflect the cultural and social diversity of the countries in which we operate. By recruiting locally, we not only create meaningful opportunities in the communities where we do business, but also gain deeper insight into each country's operating environment and legal framework.
We are a “People First Company,” and we believe our employees are our greatest strength. We believe we provide our employees with competitive wages paired with comprehensive benefits programs that often include health and life insurance, as well as long-term savings and retirement plans, which support the financial security and overall well-being of our employees and their families.

Talent Development and Learning
We invest in learning, career development, internal mobility and succession planning to support the continued personal growth of our employees and the long-term strength of our leadership pipeline. Our talent development strategy is designed to give employees at all levels opportunities to build skills, pursue career growth and prepare for expanded responsibilities. During fiscal year 2026, we conducted more than 230 corporate talent development sessions, resulting in more than 8,800 participant engagements across the organization. These sessions addressed leadership development, technical and professional capabilities and employee well-being, and are designed to help employees develop the knowledge and skills needed to contribute to our operational performance and long-term business objectives.
We also continued to invest in developing women leaders through our Women@PriceSmart program, which provided career development and inclusion support through more than 70 sessions during fiscal year 2026. In addition, during fiscal year 2026, 25 high-performing women participated in our Women in Leadership Development Program. The intentional development of women leaders is designed to strengthen our succession pipeline and increase representation of women in senior leadership roles.
Engaging Our Team through Internal Events – Diversity & Inclusion
Across the countries in which we operate, we organize activities throughout the year intended to strengthen employee connection, recognition, and sense of belonging. These activities include birthday and work anniversary celebrations, employee recognition programs, volunteer initiatives, health and wellness events, and recreational activities.
During fiscal year 2026, our employees contributed approximately 17,000 volunteer hours, exceeding our annual goal by approximately 2,400 hours, supporting educational, community, environmental, vision care and food bank initiatives that builds camaraderie and promotes teamwork.
Communication and transparency are also important components of employee engagement. Regular town halls, local meetings, and digital communications provide opportunities to share business priorities, recognize milestones, celebrate achievements, and invite employee feedback. These forums help strengthen connections across our geographically dispersed workforce and allow leaders to remain closely connected to employee experiences throughout our markets.
Looking ahead, we intend to continue advancing these initiatives in alignment with our broader human capital and environmental and social responsibility strategies. We seek to cultivate an organizational culture that values diversity, encourages engagement, supports employee well-being, and provides employees with opportunities to develop and grow. In doing so, we aim to strengthen our workforce and enhance the value we provide to our Members, and local communities.
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
Risks Associated with International Operations
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
•crime and security concerns that can adversely affect the economies of the countries in which we operate and that require us to incur additional costs to provide additional security at our warehouse clubs;
•political instability, such as civil unrest in Panama during the third quarter of fiscal year 2025;
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
Political and other factors in each of our markets may have significant effects on our business. For example, in the third quarter of fiscal year 2025, Panama experienced widespread protests and civil unrest against the government, driven primarily by opposition to reforms of the Social Security Fund pension system.
Risks Associated with Geopolitical and Environmental Conditions
Negative economic conditions created or exacerbated by inflation and higher interest rates could adversely impact our business in various respects.
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
The economic factors that affect our operations may also adversely affect the operations of our suppliers, which can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, in certain suppliers not producing goods in the volume typically available to us. For example, the ongoing global shortage of semiconductor chips driven by increased demand for artificial intelligence applications has affected, and may continue to affect, the availability and cost of components used in our equipment, which could result in delays or increased costs in procuring such equipment.
We are vulnerable to changes in political and economic conditions, including the effects of tariffs and/or international trade wars.
The U.S. tariff landscape remains volatile: the Supreme Court struck down IEEPA-based tariffs in February 2026, prompting the administration to shift to a temporary Section 122 surcharge, then new Section 301 duties (10%–12.5%) on goods from about 80 countries, while existing Section 232 and other Section 301 tariffs remain in effect. Given this shifting legal and statutory landscape, we cannot predict what tariffs, duties, or reciprocal measures will be in effect at any given time, how long they will remain in place, or how other countries will respond, and this uncertainty may affect our operations and our ability to supply merchandise at reasonable prices at our warehouse clubs. This might result in our having to increase prices to our Members to maintain our target margins or our not being able to obtain sufficient supplies of certain products, either of which could adversely affect our sales and profitability. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), helps us avoid some of the economic risks posed by U.S. tariffs, but the use of the FTZ does not fully mitigate the impact of duties on items we purchase from U.S. vendors that are either imported finished goods or that contain significant amounts of imported inputs. We may also choose to re-route merchandise directly from the country of origin to the markets where we have warehouse clubs to bypass the impact of U.S. tariffs. In addition, our distribution centers in China allow us to ship merchandise directly from China to the countries in which we operate, bypassing the United States and thereby avoiding U.S. tariffs on such merchandise. However, if we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
A decline in remittance flows to the countries where we operate could adversely impact our sales and profitability.
Remittances make up a significant portion of GDP in certain markets, including Guatemala, El Salvador, Nicaragua and Honduras. A remittance is a transfer of money by a foreign worker located in the United States to an individual or family in his or her home country. If deportations of foreign workers from the United States increase, either due to changes in immigration policy, enforcement actions, or legal challenges, it could result in fewer remittances, and the financial strain of relocation and reintegration of these workers in their home countries may further diminish their disposable income and ability to provide financial support. In addition, effective January 1, 2026, the U.S. government began imposing a 1% excise tax on remittance transfers sent from the United States to recipients in foreign countries where the sender funds the transfer with cash, a money order, a cashier's check, or other similar physical instrument, although transfers funded digitally through a bank account, debit card, or credit card are generally exempt. Implementing regulations remain proposed rather than final, so the tax's ultimate scope could still change. A decline in remittance flows, whether from reduced migration, increased deportations, or the new tax, could have a direct negative impact on the economies of several of the Latin American nations where we operate, which rely on remittances as a key source of income and poverty alleviation for millions of families, and could adversely affect consumer spending and our sales in the affected markets.

Our profitability is vulnerable to cost increases.
Future increases in costs, such as the cost of merchandise, wage and benefits costs, shipping rates, freight costs, fuel costs, utilities and other store occupancy costs, may reduce our profitability. For example, geopolitical tensions and the conflict involving Iran have contributed to volatility in global oil markets, and any further escalation could result in increased fuel and energy costs that adversely affect our operating expenses. We seek to adjust our product sales pricing, operate more efficiently, and increase our comparable store net sales to help offset inflation as well as currency rate changes, changes in tax rates or in the methods used to calculate or collect taxes on our sales or income and other factors that can increase costs. We might not be able to adjust prices, operate more efficiently or increase our comparable store net sales in the future to a great enough extent to offset increased costs. Substantial product cost increases and commodity price increases have and could continue to impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. Please see Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effect of currency rate changes, inflation and other economic factors on our operations.
We are exposed to significant weather events and other natural disaster risks that might not be adequately compensated by insurance, and we are susceptible to the long-term impacts of climate change.
Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes, hurricanes and volcanic activity, which occur periodically in the regions in which our warehouse clubs and other facilities are located. Natural disasters could result in physical damage to, or the complete loss of, one or more of our properties, the closure of one or more clubs or distribution centers, limitations on store or club operating hours, the lack of an adequate work force in a market, the inability of customers and employees to reach our clubs, extended power outages and spoilage of our fresh and frozen food products, the unavailability of our digital platforms to our customers, disruption in the supply of products or increases in the costs of procuring products. For example, in October 2025, Hurricane Melissa brought catastrophic winds, flash flooding and storm surge to the island of Jamaica resulting in the closure of our Jamaica clubs for two days. Additionally, in August 2026, an earthquake impacted Colombia in the Cali and Pereira regions, which resulted in one of our clubs opening late and another club being closed for a day. The earthquake also caused damage to some inventory and necessitated repairs to the affected warehouse clubs. Future losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Physical risks include extreme storms that damage or destroy our buildings and inventory or interrupt our business operations and supply chain and temperature changes that increase the heating and cooling costs at clubs and distribution and fulfillment centers. We also may experience changes in energy and commodity prices driven by climate change as well as new regulatory requirements resulting in higher compliance and operational costs, including compliance with California's Climate Corporate Data Accountability Act (SB 253) and Climate-Related Financial Risk Act (SB 261), which require certain companies that do business in California, including PriceSmart, to report annually on their direct Scope 1 and 2 emissions and Scope 3 value chain emissions, and to prepare a report disclosing their climate-related financial risk and measures to reduce and adapt to that risk. SB 253's first reporting deadline has been postponed to November 10, 2026, and SB 261 enforcement is currently paused following an injunction from the U.S. Court of Appeals for the Ninth Circuit, pending further rulemaking and litigation. Because these requirements continue to evolve, we cannot predict their ultimate scope, timing, or cost of compliance. In addition, stakeholder expectations with respect to environmental and social matters continue to evolve. If our sustainability-related reporting, including reporting under these laws, is incomplete or fails to comply with regulatory requirements, or if we fail to meet stakeholder expectations, our business, reputation and relationships could be adversely affected.
Risks Associated with Our Members and Competition
We face significant competition.
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

In the countries in which we operate and in Chile, we do not currently face direct competition from membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry outlets, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by large U.S. and international retailers, including Walmart Inc. in Central America, Grupo Éxito in Colombia and Cencosud in South America. We have noted that certain retailers are making investments in upgrading their locations or opening new stores which may result in increased competition. Further, it is possible that other warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format. Our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.
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
Although online sales are currently a smaller proportion of total sales in our markets for the types of merchandise we offer than in the U.S., online shopping is becoming more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve. While major international online retailers have not established a significant penetration in any of our markets, Amazon Global continues to expand its online marketplace and ships into most of our markets, and other regional online retailers, such as MercadoLibre, have continued to increase their presence in our markets. We have a strategic partnership with Rappi in Colombia that allows our Members to use Rappi's platform to place online orders, but we do not have this arrangement with other online retailers. It is possible that Amazon will increase its presence or that other major international retailers, or smaller regional companies will increase their penetration of online shopping. In either case, sales through our online platform or warehouse clubs could be adversely affected.
Risks Associated with Our Merchandise Sourcing and Supply Chain
We face difficulties in the shipment of, and risks inherent in the importation of, merchandise to our warehouse clubs.
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
Civil unrest in certain countries in which we operate may adversely affect the flow of goods through those countries. For example, in the third quarter of fiscal year 2025, Panama experienced widespread protests and civil unrest against the government, driven primarily by opposition to reforms of the Social Security Fund pension system.
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
We rely on our Miami and Costa Rica regional distribution centers, China distribution centers and several smaller local distribution centers to supply merchandise to our warehouse clubs. Any interruption or failure in the operation of our distribution centers, such as disruptions due to fire, severe weather or other catastrophic events, cyberattacks, network or power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute products to our warehouse clubs. Such interruptions could result in lost sales and a loss of Member loyalty, as well as increased costs from third-party service providers.
In addition, unexpected delays in deliveries from vendors or increases in distribution and transportation costs (including through increased labor or fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. For example, geopolitical conflict affecting the Strait of Hormuz and continued disruptions in the Suez Canal and Red Sea have led to the rerouting of significant volumes of global trade around the Cape of Good Hope, resulting in longer transit times, higher freight and fuel costs, and reduced shipping capacity. Continued or escalating disruption at these key maritime transit routes could further increase our distribution and transportation costs or delay deliveries of merchandise. Labor shortages, work stoppages or other disruptions affecting our supply chain also could negatively affect our business.
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
Geopolitical conflict involving Iran and instability in the Strait of Hormuz could disrupt global commodity markets and our supply chain.
Inflationary pressures could significantly impact product costs, and commodity price increases have and could again impact our financial results and could lead to reduced sales, fewer units sold, and/or margin pressure. For example, we are monitoring the ongoing conflict involving Iran, the United States, and Israel, which began in February 2026 and has included repeated cycles of ceasefires, breakdowns, and renewed military action. The conflict has disrupted commercial shipping through the Strait of Hormuz, a critical corridor for global oil and gas transit, with maritime traffic at times dropping by nearly 95% compared to pre-crisis levels, and diplomatic efforts to reach a durable resolution have so far been unsuccessful. Continued or escalating conflict could result in sustained increases in global commodity prices, particularly fuel and energy costs, and could cause shipping and logistics disruptions. As a result, we may experience increases in transportation costs or delays in the shipment or delivery of our products, either of which could adversely affect our sales, margins, and financial results. We cannot predict how long this conflict will continue or the extent of its ultimate impact on our business.

Risks Associated with Our Business Strategy and Operations
Any failure by us to manage our widely dispersed operations could adversely affect our business.
As of August 31, 2026, we had 58 warehouse clubs in operation, located in 12 countries and one U.S. territory (ten each in in Colombia and Costa Rica; seven each in Panama and Guatemala; six in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands). We need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, operating controls, inventory, and safety controls and make upgrades from time to time. Moreover, we are required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any failure of our systems or our inability to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.
We depend on maintaining and expanding our membership base, and any harm to our relationship with our Members could have a material adverse effect on our business, net sales and results of operations.
Membership has been a basic operating characteristic in the warehouse club industry, beginning over 50 years ago at Price Club, the first membership warehouse club business. We believe membership promotes Member loyalty, and membership fees contribute to our ability to operate our business on lower margins than conventional retailers and wholesalers. The extent to which we achieve growth in our membership base and sustain high renewal rates materially influences our profitability. Further, our net sales are directly affected by the number of membership cardholders, the frequency with which our Members shop at our clubs and online and the amount they spend, which means the loyalty and enthusiasm of our Members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our existing Members or our ability to continue to attract new Members could materially adversely affect our net sales, membership fee income and results of operations.
Factors that could adversely affect our relationship with our Members include: our failure to provide good value to Members on the goods and services we offer; our failure to provide the expected quality of merchandise; our failure to offer the right mix of merchandise; events that harm our reputation or the reputation of our “Member’s Selection®” brand; our failure to provide convenient online and in-store shopping; increases to our membership fees; and increased competition.
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
The retail business is quickly evolving, and consumers in our markets are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with all retailers and wholesale clubs occurring online and through mobile commerce applications is increasing, and the pace of this increase could accelerate. As demonstrated by our launch of PriceSmart.com and our mobile app, we are increasing our investments in e-commerce, technology and other customer initiatives. The success of our e-commerce initiative continues to depend in large measure on our ability to build and deliver a seamless shopping experience across the physical and digital retail channels. Operating an e-commerce platform and fulfillment of online orders is a complex undertaking, and there is no assurance that the resources we have applied to this effort will result in increased revenues or improved operating performance. If we do not maintain a successful and relevant omni-channel experience for our Members, our ability to compete and our results of operations could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of traffic in our warehouse clubs, which would, in turn, reduce the opportunities for cross-club sales of merchandise that such traffic creates and could reduce our sales within our clubs, materially affecting the financial performance of the physical retail side of our operations. In addition, our investments in e-commerce and technology initiatives will adversely impact our short-term financial performance, and our failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.

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
Risks Associated with Technology, Data Security and Artificial Intelligence
We rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems, or disruptions to them, could harm our business and adversely affect our results of operations.
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
From time to time, we make technology investments to improve or replace key information processes and systems that support our business. The risk of system disruption increases when changes are made to these processes and systems. Targeting the wrong opportunities, failing to make the right investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not deliver the anticipated benefits, or they may provide them on a delayed schedule or at a higher cost. For example, we are in the midst of migrating to the Toshiba Elera point-of-sale system and if we cannot successfully implement this product, or experience significant delays, it may jeopardize our operations or result in additional costs.

Not updating our systems on a timely basis could leave us at a disadvantage relative to our competitors. We will be at a competitive disadvantage if, over time, our competitors are more effective than we are in utilizing and integrating rapidly evolving technologies, including artificial intelligence and machine learning. Our current ERP (Enterprise Resource Planning) system is no longer supported by its developer, which could increase the risk of a disruption. In addition, newer versions of some of our other internal systems offered by the vendors offer greater functionality and reliability that we have not yet implemented. We also continue to rely on other systems we developed internally a number of years ago, and we are in the process of migrating these systems to more industry-standard technologies. Several years ago, we began evaluating options to replace our ERP system. However, we intentionally deferred this project as originally contemplated in order to more thoroughly assess our overall IT landscape. We decided that the risk, cost, and implementation cycle time of a holistic ERP system was not a sound strategy. We instead turned our focus to a coordinated program of upgrading packaged applications and replacing in-house applications with packaged applications designed to improve our capabilities with less risk, and in less time. We are continuing to work on the implementation of a packaged forecast and replenishment system (RELEX) for buying and upgrades to our packaged WMS (Warehouse Management System), TMS (Transportation Management System) and GTM (Global Trade Management) for logistics. We believe these upgrades plus several other projects, such as our point-of-sale system replacement and e-commerce/mobile application upgrade, will modernize our key revenue-generating systems and reduce the risk of disruption. However, if we are not successful with this strategy, we might be required to operate with obsolete technology and face the risk of system disruption, putting us at a disadvantage relative to our competitors.
We are developing our MOT, a unified proprietary platform intended to consolidate Member identity, transaction history, and interaction data into a single system of record across all channels and geographies. We may experience delays, operational disruptions, or may not achieve the expected improvements in Member experience, efficiency, or data insights. Any of these outcomes could adversely affect our Member retention, results of operations, and financial condition.
We have also recently implemented an integrated human resources information system for personnel, timekeeping, payroll, and other HR functions to replace older applications that rely mostly on internal support. These initiatives might not provide the anticipated benefits, may provide them on a delayed schedule or at a higher cost or may cause disruptions in our business.
Any failure by us to maintain the security of the information we hold relating to our Company, Members, employees, and vendors, could damage our reputation with them, disrupt our operations, cause us to incur substantial additional costs, expose us to litigation, and materially affect our operating results.
We receive, retain, and transmit personal information about our Members and employees, and we entrust that information to third-party business associates, including cloud service-providers that perform activities for us. In addition, we and our third-party service providers store and maintain health-related personal information, pharmacy, and medical records in connection with our health and wellness and pharmacy businesses. We also utilize third-party service providers for a variety of reasons, including, without limitation, cloud services, back-office support, and other functions and our online operations depend on the secure transmission of confidential information over public networks, including information used for cashless payments. Each year, computer hackers, cyber terrorists, and others make numerous attempts to access the information stored in companies’ information systems. Additionally, the rapid evolution of artificial intelligence ("AI") and the integration of machine learning technologies into our internal systems may intensify our cybersecurity risks and create new risks to our business, operations, and financial condition. Cybercriminals may also leverage generative AI and other emerging technologies to develop increasingly sophisticated methods of conducting cyberattacks, which could further increase our exposure to cybersecurity threats.
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

We or our third-party service providers may be unable to anticipate one or more of the rapidly evolving and increasingly sophisticated means by which computer hackers, cyber terrorists and others may attempt to defeat our security measures or those of our third-party service providers and breach our or our third-party service providers' information systems. Such cybersecurity threats may include phishing and social-engineering schemes, ransomware and other malware, cyber-extortion, denial-of-service attacks, exploitation of known or previously unknown vulnerabilities, and attempts to gain unauthorized access to our systems or data. Error or malfeasance by our employees or consultants, faulty password management, or other irregularities may result in the defeat of our or our third-party service providers' security measures and a breach of our or our third-party service providers` information systems (whether digital or otherwise). As a result, one or more hackers, cyber terrorists or others might obtain the personal information of Members, employees and vendors that we hold or to which our third-party service providers have access, and we or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Our logging capabilities, or those of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. We, or one of our third-party service providers may also be subject to a ransomware or cyber-extortion attack, which could significantly disrupt our operations. In the enterprise context, ransomware attacks involve restricting access to computer systems or vital data until a ransom is paid.
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
Some of our computer systems currently, and might in the future, incorporate artificial intelligence solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the operations of our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. For example, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or Members. Additionally, any investments we make in AI technologies might not actually make us more efficient. Our competitors or other third parties may incorporate AI into their businesses more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. The technologies underlying AI are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

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
Risks Associated with Legal and General Litigation
We face compliance risks related to our international operations.
In the United States and within the international markets where we operate, there are multiple laws and regulations that relate to our business and operations. These laws and regulations are subject to change, and any failure by us to effectively manage our operations and reporting obligations as required by applicable laws and regulations can result in our incurring significant legal costs and fines as well as disruptions to our business and operations. Such failure could also result in investors’ loss of confidence in us, which could have a material adverse effect on our stock price.

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
Employment-related claims and proceedings could materially impact our business, reputation, financial condition and results of operations.
Employees, former employees and job applicants may bring lawsuits or other claims against us regarding injury, hostile work environment, discrimination, wage and hour disputes, harassment or other employment issues. We may also be subject to investigations, audits and other similar actions by employment and other governmental authorities. In addition, we could be exposed to class-action claims or governmental enforcement actions arising from employment practices. Because we employ a large workforce in many countries, we are subject to numerous and differing employment and labor laws. New or revised interpretations of these laws could increase our exposure to such claims and our labor costs.
The outcome of litigation is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts. While we maintain insurance for a variety of potential claims and losses, our insurance coverage may not be sufficient, and any related insurance proceeds may not be paid timely. Regardless of their merit or outcome, employment-related claims could result in substantial costs, divert management’s attention and resources, harm our reputation and adversely affect our ability to retain qualified employees. Any of these effects could materially adversely affect our business, financial condition and results of operations.
Risks Associated with Tax and Accounting
We could be subject to additional tax liabilities or subject to reserves on the recoverability of tax receivables.
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

Changes in tax laws, including the One Big Beautiful Bill Act, could adversely affect our effective tax rate and results of operations.
In July 2025, the United States enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses, including continuation of the 21% federal corporate income tax rate, enhancements to bonus depreciation and expensing rules, and modifications to certain international tax provisions such as the renaming and restructuring of the Global Intangible Low-Taxed Income ("GILTI") regime as Net CFC Tested Income ("NCTI") and the Foreign-Derived Intangible Income ("FDII") deduction as Foreign-Derived Deduction Eligible Income ("FDDEI"), effective for tax years beginning after December 31, 2025, which corresponds to our fiscal year 2027. We have reviewed the OBBBA and continue to monitor and model its potential impact on our operations and effective tax rate, and based on our analysis of the Company's operating profile, the OBBBA did not have a material effect on our fiscal year 2026 results; however, this conclusion is based on current guidance and our present understanding of the law, which remains subject to further interpretation, implementing regulations, and potential legislative or regulatory changes, and our future results could differ from our current expectations if such developments occur or if our operating profile changes.
Changes in California tax law on software could increase our operating costs.
We rely on third-party software and cloud-based services to support our corporate, IT and e-commerce operations, some of which is procured through our San Diego, California headquarters. Effective January 1, 2027, California law expands sales and use tax to prewritten software and software as a service ("SaaS") products, regardless of delivery method. As a result, software we purchase for our operations may become subject to the new California tax. These costs could cause an adverse effect on our results of operations.
We are subject to volatility in foreign currency exchange rates and limits on our ability to convert foreign currencies into U.S. dollars.
As of August 31, 2026, we had a total of 58 warehouse clubs operating in 12 foreign countries and one U.S. territory, 46 of which operate under currencies other than the U.S. dollar. For fiscal year 2026, approximately 81.2% of our net merchandise sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.
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

For example, the Colombian peso exchange rate with the U.S. dollar devalued approximately 15% on average throughout fiscal year 2023 compared to fiscal year 2022, reducing the U.S. dollar value of our sales and negatively affecting overall demand for our merchandise in Colombia during that year. In order to mitigate the significant price increase to our Members that would be required to maintain our target margins, we absorbed some of the increase in the costs of goods resulting from the devaluation and took pricing actions on certain product categories, which reduced our Total gross margin during that period until the exchange rate normalized and we were able to return to a more normalized profit margin. However, if the Colombian peso were to weaken again and we were to again absorb the costs of the devaluation or take pricing actions to lower the cost to our Members to mitigate a decrease in demand, consolidated Total gross margins could be negatively impacted. Additionally, the Company entered into non-deliverable forward foreign-exchange contracts in fiscal year 2026 to reduce the variability in cash flows associated with forecasted purchases of U.S. sourced inventory by effectively fixing the foreign currency exchange rates for such transactions. The appreciation of the Colombian peso resulted in losses on these contracts during fiscal year 2026, and future changes in foreign currency exchange rates could result in additional losses or otherwise adversely affect our results of operations. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities” for additional information on our non-deliverable forward foreign-exchange contracts.
From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, we may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of August 31, 2026 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $53.8 million, a decrease of $46.7 million from the peak of $100.5 million as of November 30, 2020. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, and we may incur significant premium costs to complete such conversions.
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
Risks Associated with Our Equity and Capitalization
A few of our stockholders own approximately 14.1% of our voting stock as of August 31, 2026, which may make it difficult to complete some corporate transactions without their support and may impede a change in control.
Robert E. Price, the Company’s Executive Chairman of the Board, and affiliates of Mr. Price, including Price Philanthropies, The Price Group, LLC, The Robert & Allison Price Charitable Remainder Trust and various other trusts, collectively beneficially own approximately 14.1% of our outstanding shares of common stock. Of this amount, approximately 70.4% (i.e., 10.0% of our total outstanding shares) is held by charitable entities. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

The market price of our common stock may be volatile and may fluctuate significantly.
The market price of our common stock depends on factors which may be unrelated to our operating performance. There is no guarantee that our common stock will appreciate in value or maintain the price at which our stockholders have purchased their shares. If our operating results fall below expectations, the market price of our common stock could decline substantially. Any such decline may be disproportionate to any shortfall in our financial performance.
In addition, the stock market generally has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of companies. These broad market fluctuations may significantly reduce the market price of our common stock, regardless of our operating performance. Price volatility may be greater if the public float and trading volume of our common stock are low.
If securities or industry analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or downgrade our common stock, the price and trading volume of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that third-party securities and industry analysts publish about us, our business, our markets and our competitors. One or more analysts could downgrade our common stock, publish inaccurate or unfavorable research about our business, or issue more favorable recommendations about our competitors, causing us to lose visibility in the financial markets. As a result, the trading price or volume of our common stock could decline.
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
Our cybersecurity risk management program utilizes information and guidance derived from industry-recognized frameworks, including the International Organization for Standardization (ISO) 27001 Framework and the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 (CSF), specifically the NIST 800-53 and NIST 800-171 publications. While we have based our cybersecurity risk management program on these frameworks, we have not obtained these specific certifications to date. Our cybersecurity risk management program is overseen by our Chief Information Officer ("CIO") and our Senior Vice President Information Security ("SVPIS") and reviewed annually.
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
•cybersecurity awareness training for our employees, including targeted training and simulated phishing exercises;
•periodic testing and assessment activities, which may include penetration testing, vulnerability assessments, cybersecurity maturity assessments, and tabletop exercises;
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management's implementation of our cybersecurity risk management program. The Audit Committee receives quarterly reports from our CIO and SVPIS regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. In accordance with our cybersecurity incident response plan, the Audit Committee is promptly informed by management of cybersecurity incidents with the potential to materially adversely affect the Company or its information systems. The CIO and SVPIS report quarterly to the Audit Committee and Board regarding cybersecurity risks and the status of our cyber risk management program. Our CIO and SVPIS also periodically make presentations to Board members on cybersecurity topics as part of the Board's continuing education on topics that impact our company.
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
Our CIO and SVPIS collectively have over five decades of IT and cybersecurity experience. Our SVPIS spent over three decades in federal law enforcement working in cyber related roles.

Item 2. Properties
At August 31, 2026, PriceSmart operated 58 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
COLOMBIA SEGMENT
Colombia	9	1
CENTRAL AMERICA SEGMENT
Costa Rica (1)	10	—
El Salvador	4	—
Guatemala (2)	3	4
Honduras	2	1
Nicaragua	2	—
Panama	6	1
CARIBBEAN SEGMENT
Aruba	—	1
Barbados	1	—
Dominican Republic	6	—
Jamaica (3)	2	—
Trinidad	3	1
USVI	—	1
Total (4)	48	10
(1)The Company purchased land located in Santo Tomas de Santo Domingo (Heredia), Costa Rica, where we plan to open our eleventh warehouse club in Costa Rica in the spring of 2027.
(2)The Company leased land located in Villa Nueva, Guatemala, where we plan to open our eighth warehouse club in Guatemala in late winter of 2027.
(3)The Company purchased land located in Montego Bay, Jamaica, where we opened our third warehouse club in October 2026 and leased land located on South Camp Road (Kingston), Jamaica, where we plan to open our fourth warehouse club in December 2026.
(4)The Company leased a store location within a shopping mall in Comuna Las Condes, Santiago, Chile, where we plan to open our first warehouse club in Chile in the spring of 2027.
Although we have entered into real estate leases in the past and will likely do so in the future, our current preference is to own rather than lease real estate. We lease land and, in some cases, land and buildings when appropriate sites within market areas are not available to purchase. The terms on these leases for our warehouse clubs generally run for 20 to 30 years and typically contain options to renew from 5 to 20 years. We actively seek to secure lease extensions or find suitable replacement properties before our leases expire. We have successfully negotiated extensions in the past and believe we will continue to be able to do so in the future; however, each lease renewal is subject to its own facts and circumstances, so we cannot be sure that we will be able to renew each lease on economically favorable terms. For instance, we entered into a lease agreement during fiscal year 2023 to relocate our Miraflores, Guatemala club to a new location adjacent to the current club location. Although the existing lease was originally scheduled to expire on December 31, 2025, the lease arrangement permits us to continue operating at the current site until the new location is completed and ready for occupancy. We currently expect to relocate the club during the first half of calendar year 2028 and expect minimal disruption to operations. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies” for additional details on our Miraflores club relocation.
As of August 31, 2026, sales floors of the Company’s warehouse club buildings occupied a total of approximately 2.8 million square feet, of which 0.4 million square feet were on leased property.

We operate two large regional distribution centers, one in Miami, Florida and the other in San Jose, Costa Rica, along with several smaller distribution centers in our markets for the consolidation and distribution of merchandise shipments to our warehouse clubs. In addition, we utilize third-party operated distribution centers in China and in some of the countries in which we operate to support the consolidation and distribution of merchandise. Our corporate headquarters is located in San Diego, California, and we maintain other support service center offices in the Miami distribution facility and our international locations. We own our regional dry merchandise distribution facility in Miami, Florida, but we otherwise lease most non-warehouse club facilities and expect to continue to lease these types of facilities as we expand. Our leases for non-warehouse club facilities typically provide for initial lease terms between five and 30 years, with options to extend. We believe this leasing strategy for non-warehouse club facilities enhances our flexibility to pursue expansion opportunities when the needs of our business require. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for these present locations, or to obtain leases for equivalent or better locations in the same general area.
Item 3. Legal Proceedings
We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims are expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies” for additional information regarding our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 21, 2026, there were approximately 297 holders of record of the common stock. This number does not include beneficial owners whose shares were held in street name.

	Dates		Stock Price
	From	To	High	Low
2026 FISCAL QUARTERS
First Quarter	9/1/2025	11/30/2025	$126.70	$106.87
Second Quarter	12/1/2025	2/28/2026	157.87	121.19
Third Quarter	3/1/2026	5/31/2026	171.75	139.08
Fourth Quarter	6/1/2026	8/31/2026	199.84	163.60

2025 FISCAL QUARTERS
First Quarter	9/1/2024	11/30/2024	$94.82	$82.00
Second Quarter	12/1/2024	2/28/2025	99.23	81.66
Third Quarter	3/1/2025	5/31/2025	108.54	81.25
Fourth Quarter	6/1/2025	8/31/2025	114.01	99.98
Dividends

Declared	Amount	First Payment			Second Payment
		Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
2/5/2026	$1.40	2/17/2026	2/27/2026	$0.70	8/17/2026	8/31/2026	$0.70
On February 5, 2026, the Company's Board of Directors declared an annual cash dividend in the total amount of $1.40 per share, with $0.70 per share paid on February 27, 2026 to stockholders of record as of February 17, 2026 and $0.70 per share paid on August 31, 2026 to stockholders of record as of August 17, 2026. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Repurchase of Equity Securities
Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds an amount of the repurchase payment to cover employees’ tax withholding obligations.

The following table sets forth information on our common stock repurchase activity for fiscal year 2026 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2025 - September 30, 2025	—	$—	—	N/A
October 1, 2025 - October 31, 2025	41,168	123.15	—	N/A
November 1, 2025 - November 30, 2025	—	—	—	N/A
December 1, 2025 - December 31, 2025	—	—	—	N/A
January 1, 2026 - January 31, 2026	26,534	140.70	—	N/A
February 1, 2026 - February 28, 2026	—	—	—	N/A
March 1, 2026 - March 31, 2026	—	—	—	N/A
April 1, 2026 - April 30, 2026	693	162.15	—	N/A
May 1, 2026 - May 31, 2026	—	—	—	N/A
June 1, 2026 - June 30, 2026	—	—	—	N/A
July 1, 2026 - July 31, 2026	381	186.67	—	N/A
August 1, 2026 - August 31, 2026	628	169.34	—	N/A
Total	69,404	$131.02	—	N/A
Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
PriceSmart, headquartered in San Diego, California, owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean, selling high-quality merchandise and services at low prices to our Members. We operate 58 warehouse clubs in 12 countries and one U.S. territory (ten each in Colombia and Costa Rica; seven each in Panama and Guatemala; six in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Jamaica and Nicaragua; and one each in Aruba, Barbados and the United States Virgin Islands). In October 2026, we opened our third club in Jamaica, located in Montego Bay. Additionally, the Company plans to open one new warehouse club in South Camp Road (Kingston), Jamaica in December 2026, one warehouse club in Villa Nueva, Guatemala in late winter of 2027, one warehouse club in Santo Tomas de Santo Domingo (Heredia), Costa Rica in spring of 2027, and one warehouse club in Comuna Las Condes, Santiago, Chile in the spring of 2027. Once these four new clubs are open, we will operate 63 warehouse clubs in total. Additionally, we are continuing to advance our planned expansion into Chile, which we believe is a promising new market for our Company. Our two regional distribution centers located in the United States (Miami) and Costa Rica operate in conjunction with our local distribution centers in all of our multi-club markets. Our corporate headquarters, U.S. buying operations, and support service center offices are located in the United States. Lastly, we have additional support service centers in some of our markets. Our operating segments are currently the United States, Central America, the Caribbean and Colombia. All intercompany balances and transactions have been eliminated in consolidation.
Mission
PriceSmart's mission is to provide all Members an outstanding shopping experience with high quality, exciting merchandise and services at the lowest possible prices.
Purpose
PriceSmart's purpose is to improve the lives and businesses of our Members, our employees and our communities through the responsible delivery of the best quality goods and services at the lowest possible prices. We aim to serve as a model company, which operates profitably and provides a good return to our investors, by providing Members in emerging and developing markets with exciting, high-quality merchandise sourced from around the world and valuable services at compelling prices in safe U.S.-style clubs and through PriceSmart.com. We prioritize the well-being and safety of our Members and employees. We provide good jobs, fair wages and benefits and opportunities for advancement. We strive to treat our suppliers right and empower them when we can, including both our regional suppliers and those from around the world. We try to conduct ourselves in a socially responsible manner as we endeavor to improve the quality of the lives of our Members and their businesses, while respecting the environment and the laws of all the countries in which we operate. We also believe in facilitating philanthropic contributions to the communities in which we do business. We charge Members an annual membership fee that enables us to operate our business with lower margins than traditional retail stores. As we continue to invest in technological capabilities, we believe we are enhancing our capabilities to drive sales, operational efficiencies and provide a better Member experience. We believe we are well positioned to blend the excitement and appeal of our brick-and-mortar business with the convenience and additional benefits of online shopping and services, while simultaneously enhancing Member experience and engagement.

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
Currency fluctuation can be one of the largest variables affecting our overall sales and profit performance because many of our markets are susceptible to foreign currency exchange rate volatility. For fiscal year 2026, some markets, primarily Colombia and Costa Rica, benefited from currency appreciation, which was partially offset by currency devaluations we experienced in some of the other countries where we operate, primarily Honduras, when compared to fiscal year 2025. During fiscal year 2026, approximately 81.2% of our net merchandise sales were in currencies other than the U.S. dollar. Of those sales, 48.7% consisted of sales of products we purchased in U.S. dollars.
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
We continue to face the risk of political instability which may have significant effects on our business. For example, in the third quarter of fiscal year 2025, Panama experienced widespread protests and social unrest against the government, driven primarily by opposition to reforms of the Social Security Fund pension system.
Our operations are subject to volatile weather conditions and natural disasters. For example, in October 2025, Hurricane Melissa brought catastrophic winds, flash flooding and storm surge to the island of Jamaica, resulting in the closure of our Jamaica clubs for two days. Additionally, in August 2026, an earthquake impacted Colombia in the Pereira and Cali areas, which resulted in one of our clubs opening late and another club being closed for a day. Although our warehouse clubs were not significantly affected and we were able to manage our supply chain to keep our warehouse clubs stocked with merchandise, similar natural disasters could adversely impact our overall sales, costs and profit performance in the future.

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
Current uncertainties about U.S. tariffs and reciprocal tariffs may have an adverse effect on our Company. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Power Act (the "IEEPA Decision"). However, immediately following the IEEPA decision, the U.S. government initiated new tariffs under Section 122 of the Trade Act of 1974, which were statutorily limited to 150 days and expired on July 24, 2026. The U.S. government subsequently adopted additional tariff actions under Section 301 of the Trade Act of 1974, in addition to tariffs that remain in place under Section 232 and Section 301. Our Miami Distribution Center, which operates within a Free Trade Zone ("FTZ"), has helped us mitigate our exposure to tariffs, and as a result, we did not pay U.S. tariffs and are not owed a refund. In addition, our distribution centers in China allow us to ship merchandise directly from China to the countries in which we operate, bypassing the United States and thereby avoiding U.S. tariffs on such merchandise. For additional information, see "Item 1A — Risk Factors — We are vulnerable to changes in the political and economic conditions such as tariffs and/or international trade wars and disruptions to remittances."
In July 2025, the United States enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses. Key business-related provisions include the continuation of the 21% federal corporate income tax rate, enhancements to bonus depreciation and expensing rules, and modifications to certain international provisions, including Net CFC Tested Income and Foreign-Derived Deduction Eligible Income deductions.
We have reviewed the OBBBA and continue to monitor and model its potential impact on our operations and effective tax rate. The OBBBA did not have a material effect on our fiscal year 2026 results. Based on our current analysis of the Company's operating profile, we also do not expect material effects on our fiscal year 2027 results or on our results going forward, considering our existing tax profile. Most provisions that represent substantive changes to existing law, including adjustments to international tax regimes and certain deduction limitations, are scheduled to take effect during our fiscal year 2027.
Changes in tax laws, increases in the enacted tax rates, adverse outcomes in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations. In one of the countries where we operate, the government made changes several years ago in the method of computing minimum tax payments, under which the government sought to require retailers to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income ("Alternative Minimum Tax" or "AMT"). We, together with our tax and legal advisers, appealed these interpretations and litigated our cases in the country’s court system. Nevertheless, in fiscal year 2023, we recorded a $7.2 million charge to settle the minimum tax payment dispute. To address the inherent risk of operating in a country in which tax legislation changes can significantly impact our business because of our low-margin business model and in which our ability to successfully appeal the application of these taxes is limited, we have increased prices in this market to offset or partially offset the rise in costs to comply with the annual AMT payment. These and other challenges may persist or become more acute and could have a material adverse effect on our business and results of operations.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. This illiquidity also increases our foreign exchange exposure to any devaluation of the local currency relative to the U.S. dollar. Additionally, the Company may incur significant premium costs to convert our local currencies into available tradable currencies and U.S. dollars. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of August 31, 2026 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $53.8 million, a decrease of $46.7 million from the peak of $100.5 million as of November 30, 2020. However, as the Trinidad central bank strictly manages the exchange rate of the Trinidad dollar with the U.S. dollar and affects the level of U.S. dollar liquidity in the market through its interventions, we are subject to continued challenges in converting our Trinidad dollars to U.S. dollars, as well as being exposed to the risk of a potential devaluation of the currency. In July 2025 and again in the third quarter of 2026, the Company entered into financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, and we may incur significant premium costs to complete such conversions. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for additional information.
During fiscal year 2026, our Costa Rican subsidiary recognized unrealized foreign currency losses of $10.5 million primarily related to the revaluation of U.S. dollar-denominated assets and liabilities held in that market. Our balance as of August 31, 2026 of U.S dollar-denominated cash and cash equivalents, short-term investments, and other assets and liabilities in our Costa Rican subsidiary was $67.1 million. Refer to “Management’s Discussion & Analysis – Other Expense, Net” for additional information.
Financial highlights for the fourth quarter of fiscal year 2026 included:
•Total revenues increased 13.9% over the comparable prior year period.
•Net merchandise sales increased 13.8% over the comparable prior year period. We ended the quarter with 58 warehouse clubs compared to 56 warehouse clubs at the end of the fourth quarter of fiscal year 2025. Net merchandise sales - constant currency increased 7.8% over the comparable prior year period.
•Comparable net merchandise sales (that is, sales in the 55 warehouse clubs that have been open for greater than 13 ½ calendar months) increased 12.2% and comparable net merchandise sales - constant currency for the 13 weeks ended August 30, 2026 increased 6.2%.
•Membership income for the fourth quarter of fiscal year 2026 increased 20.3% to $27.2 million over the comparable prior year period.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 14.7% over the prior year period, and merchandise gross profits as a percent of net merchandise sales increased slightly to 15.8% from 15.7% for the same period in the prior year.
•Selling, general and administrative expenses increased $30.6 million or 17.1% compared to the fourth quarter of fiscal year 2025 and represented 13.8% as a percentage of total revenues in the fourth quarter of fiscal year 2026 compared 13.5% in the same period as last year, primarily due to investments in technology and executive compensation.
•Operating income for the fourth quarter of fiscal year 2026 was $57.0 million, an increase of 8.1%, or $4.2 million, compared to the fourth quarter of fiscal year 2025.
•We recorded a $6.9 million net loss in total other expense in the fourth quarter of fiscal year 2026 compared to a $6.4 million net loss in total other expense in the same period last year. This increase in total other expense was primarily due to an increase in interest expense, net of interest income, of $0.4 million, which was driven by higher average debt throughout the fourth quarter of 2026 when compared to the prior year period.
•Our effective tax rate decreased in the fourth quarter of fiscal year 2026 to 25.0% from 32.0% in the fourth quarter of fiscal year 2025. The decrease is primarily related to favorable tax contingency adjustments and tax credits recognized.
•Net income for the fourth quarter of fiscal year 2026 was $37.6 million, or $1.21 per diluted share, compared to $31.5 million, or $1.02 per diluted share, for the fourth quarter of fiscal year 2025.
•Adjusted EBITDA for the fourth quarter of fiscal year 2026 was $83.5 million compared to $75.5 million in the same period last year.

Financial highlights for fiscal year 2026 included:
•Total revenues increased 11.5% over the prior year.
•Net merchandise sales increased 11.7% over the prior year. We ended fiscal year 2026 with 58 warehouse clubs compared to 56 warehouse clubs at the end of fiscal year 2025. Net merchandise sales - constant currency increased 8.4% over the prior year.
•Comparable net merchandise sales (that is, sales in the 55 warehouse clubs that have been open for greater than 13 ½ calendar months) for the 52 weeks ended August 30, 2026 increased 9.6%. Comparable net merchandise sales - constant currency for the 52 weeks ended August 30, 2026 increased 6.4%.
•Membership income for fiscal year 2026 increased 17.8% to $100.8 million over the prior year.
•Total gross margins (net merchandise sales less associated cost of goods sold) increased 13.4% over the prior year period, and merchandise gross profits as a percent of net merchandise sales increased to 16.0% from 15.7% in fiscal year 2025.
•Selling, general and administrative expenses increased $95.6 million, or 14.0%, in fiscal year 2026 compared to fiscal year 2025 and represented 13.2% as a percentage of total revenues in fiscal year 2026 compared to 12.9% in fiscal year 2025, primarily due to investments in technology and executive compensation.
•Operating income was $261.0 million in fiscal year 2026, an increase of 12.3%, or $28.5 million, compared to fiscal year 2025.
•We recorded a $33.3 million net loss in total other expense in fiscal year 2026 compared to a $26.0 million net loss in total other expense in the prior year. This increase in total other expense was primarily due to an increase in other expense, net of $5.1 million, which was mainly driven by an increase in transaction costs associated with converting local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues.
•Our effective tax rate decreased during fiscal year 2026 to 26.8% from 28.4% in fiscal year 2025. The decrease is primarily related to favorable tax contingency adjustments and tax credits recognized.
•Net income for fiscal year 2026 was $166.6 million, or $5.40 per diluted share, compared to $147.9 million, or $4.82 per diluted share, for fiscal year 2025.
•Adjusted EBITDA for fiscal year 2026 was $360.5 million compared to $320.7 million in the prior year.
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

Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including interest income and other income (expense), net. The following is a reconciliation of our Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Years Ended
(Amounts in thousands)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income as reported	$37,638	$31,541	$166,586	$147,887
Adjustments:
Interest expense	4,538	3,520	16,767	11,515
Provision for income taxes	12,540	14,820	61,112	58,617
Depreciation and amortization	26,475	22,775	99,502	88,161
Interest income	(3,296)	(2,698)	(13,136)	(10,139)
Other expense, net (1)	5,609	5,586	29,688	24,636
Adjusted EBITDA	$83,504	$75,544	$360,519	$320,677
(1)    Primarily consists of transaction costs of converting the local currencies into available tradable currencies in some of our countries with liquidity issues and foreign currency losses or gains due to the revaluation of monetary assets and liabilities (primarily U.S. dollars) for the three and twelve months ended August 31, 2026 and August 31, 2025.
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
Comparison of Fiscal Year 2026 to 2025
The following discussion and analysis compares the results of operations for the fiscal years ended August 31, 2026 and 2025 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. For a comparison of the fiscal years ended August 31, 2025 and 2024, please see Part II. “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025 filed with the SEC on October 30, 2025. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding. Our operations currently consist of four reportable segments: Central America, the Caribbean, Colombia and the United States. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management and the Company's chief operating decision maker in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. From time to time, we revise the measurement of each segment's operating income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by our chief operating decision maker. When we do so, the previous period amounts and balances are reclassified to conform to the current period's presentation.

Net Merchandise Sales
The following tables indicate the net merchandise sales in the reportable segments in which we operate and the percentage growth in net merchandise sales by segment during fiscal years 2026 and 2025:

	Years Ended
	August 31, 2026				August 31, 2025
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$3,426,570	59.6%	$299,457	9.6%	$3,127,113	60.7%
Caribbean	1,513,383	26.3	94,469	6.7	1,418,914	27.6
Colombia	813,852	14.1	208,759	34.5	605,093	11.7
Net merchandise sales	$5,753,805	100.0%	$602,685	11.7%	$5,151,120	100.0%
Overall, net merchandise sales grew by 11.7% for fiscal year 2026 compared to fiscal year 2025, driven by a 7.2% increase in transactions and a 4.2% increase in average ticket. Transactions represent the total number of visits our Members make to our warehouse clubs resulting in a sale and the total number of PriceSmart.com curbside pickups via the Company`s Click & Go® service and delivery service transactions. Average ticket represents the amount our Members spend on each visit or PriceSmart.com order. We had 58 clubs in operation as of August 31, 2026 compared to 56 clubs as of August 31, 2025.
Net merchandise sales in our Central America segment increased 9.6% during fiscal year 2026. This increase had a 580 basis point (5.8%) positive impact on total net merchandise sales growth. All markets within this segment had positive net merchandise sales growth for the twelve-month period ended August 31, 2026. At August 31, 2026, we had 33 clubs in operations in Central America compared to 32 as of August 31, 2025.
Net merchandise sales in our Caribbean segment increased 6.7% during fiscal year 2026. This increase had a 180 basis point (1.8%) positive impact on total net merchandise sales growth. All of our markets in this segment, except USVI, had positive net merchandise sales growth. At August 31, 2026, we had 15 clubs in operations in the Caribbean compared to 14 as of August 31, 2025.
Net merchandise sales in our Colombia segment increased 34.5% during fiscal year 2026 due to the appreciation of the Colombian peso and an increase in the number of transactions. This increase had a 410 basis point (4.1%) positive impact on total net merchandise sales growth. At August 31, 2026 and 2025, we had 10 clubs in operations in Colombia.
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

	Year Ended August 31, 2026
	Net Merchandise Sales	Net Merchandise Sales - Constant Currency	Impact of Foreign Currency Exchange	Net Merchandise Sales Growth	Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	$3,426,570	$3,365,752	$60,818	9.6%	7.6%	2.0%
Caribbean	1,513,383	1,516,711	(3,328)	6.7	6.9	(0.2)
Colombia	813,852	700,785	113,067	34.5	15.8	18.7
Consolidated total	$5,753,805	$5,583,248	$170,557	11.7%	8.4%	3.3%

Overall, the effects of currency fluctuations within our markets had an approximately $170.6 million, or 330 basis point (3.3%), positive impact on net merchandise sales for the twelve months ended August 31, 2026.
Currency fluctuations had a $60.8 million, or 200 basis point (2.0%), positive impact on net merchandise sales in our Central America segment for the twelve months ended August 31, 2026. These currency fluctuations contributed approximately 120 basis points (1.2%) of positive impact on total net merchandise sales for fiscal year 2026. The Costa Rican colón appreciated against the dollar when compared to the prior year and was a significant factor in the contribution to the favorable currency fluctuations in this segment.
Currency fluctuations had a $3.3 million, or 20 basis point (0.2%), negative impact on net merchandise sales in our Caribbean segment for the twelve months ended August 31, 2026. These currency fluctuations contributed approximately 10 basis points (0.1%) of negative impact on total net merchandise sales growth for the current fiscal year period. This negative impact was primarily driven by the devaluation of the Dominican Peso and the Jamaican Dollar as compared to the prior year.
Currency fluctuations had a $113.1 million, or 1,870 basis point (18.7%), positive impact on net merchandise sales in our Colombia segment for the twelve months ended August 31, 2026. These currency fluctuations contributed approximately 220 basis points (2.2%) of positive impact on total net merchandise sales for the current fiscal year period. During fiscal year 2026, the Colombian peso appreciated significantly against the dollar as compared to fiscal year 2025.
Net Merchandise Sales by Category
The following table indicates the approximate percentage of net sales accounted for by each major category of items sold during the fiscal years ended August 31, 2026 and 2025:

	Years Ended August 31,
	2026	2025
Foods & Sundries	46%	47%
Fresh Foods	32	31
Hardlines	11	11
Softlines	6	6
Food Service and Bakery	4	4
Health Services	1	1
Net Merchandise Sales	100%	100%
The mix of sales by major category remained mostly steady year-over-year. Net sales of Foods & Sundries decreased by 1% as a percentage of net merchandise sales and net sales of Fresh Foods increased by 1% as a percentage of net merchandise sales due to shifts in consumer preferences.
Comparable Net Merchandise Sales
We report comparable net merchandise sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison as we experience higher merchandise club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 ½ calendar months before its results for the current period were compared with its results for the prior period. As a result, sales related to one of our clubs opened during fiscal year 2025 and sales related to two of our clubs opened during fiscal year 2026 will not be used in the calculation of comparable sales until they have been open for at least 13 ½ months. Therefore, comparable net merchandise sales includes 55 warehouse clubs for the 52-week period ended August 30, 2026.

The following table indicates the comparable net merchandise sales in the reportable segments in which we operate and the percentage changes in net merchandise sales by segment during the 52-week periods ended August 30, 2026 and August 31, 2025 compared to the prior year:

	Fifty-Two Weeks Ended
	August 30, 2026	August 31, 2025
	% Increase in Comparable Net Merchandise Sales	% Increase in Comparable Net Merchandise Sales
Central America	6.5%	5.6%
Caribbean	5.7	7.2
Colombia	35.0	11.8
Consolidated comparable net merchandise sales	9.6%	6.7%
Comparable net merchandise sales for those warehouse clubs that were open for at least 13 ½ months for some or all of the 52-week period ended August 30, 2026 increased 9.6%.
Comparable net merchandise sales in our Central America segment increased 6.5% for the 52-week period ended August 30, 2026. All of our markets in Central America had positive comparable net merchandise sales growth. The positive comparable net merchandise sales growth for our Central America segment contributed approximately 390 basis points (3.9%) of positive impact in total comparable merchandise sales.
Comparable net merchandise sales in our Caribbean segment increased 5.7% for the 52-week period ended August 30, 2026. This increase contributed approximately 160 basis points (1.6%) of positive impact on total comparable net merchandise sales.
Comparable net merchandise sales in our Colombia segment increased 35.0% for the 52-week period ended August 30, 2026. This increase contributed approximately 410 basis points (4.1%) of positive impact to the increase in total comparable net merchandise sales.
When we use the term "comparable net merchandise sales - constant currency," it means that we have translated current year comparable net merchandise sales at prior year monthly average exchange rates. Comparable net merchandise sales - constant currency results exclude the effects of foreign currency translation. The following tables illustrate the comparable net merchandise sales - constant currency percentage growth and the impact that changes in foreign currency exchange rates had on our comparable merchandise sales percentage growth for the 52-week period ended August 30, 2026:

	Fifty-Two Weeks Ended August 30, 2026
	Comparable Net Merchandise Sales Growth	Comparable Net Merchandise Sales - Constant Currency Growth	% Impact of Foreign Currency Exchange
Central America	6.5%	4.6%	1.9%
Caribbean	5.7	5.9	(0.2)
Colombia	35.0	16.2	18.8
Consolidated comparable net merchandise sales	9.6%	6.4%	3.2%
Overall, the mix of currency fluctuations within our markets had 320 basis points (3.2%) of positive impact on comparable net merchandise sales for the 52-week period ended August 30, 2026.
Currency fluctuations within our Central America segment accounted for approximately 110 basis points (1.1%) of positive impact on total comparable merchandise sales for the 52-week period ended August 30, 2026. Our Costa Rica market was the main contributor to the positive impact as the market experienced currency appreciation when compared to the same period last year. This was partially offset by devaluation in our Honduras market when compared to the same period last year.

Currency fluctuations within our Caribbean segment accounted for approximately 10 basis points (0.1%) of negative impact on total comparable merchandise sales for the 52-week period ended August 30, 2026. Our Dominican Republic market experienced currency devaluation when compared to the same period last year.
Currency fluctuations within our Colombia segment accounted for approximately 220 basis points (2.2%) of positive impact on total comparable net merchandise sales for the 52-week period ended August 30, 2026. This reflects the appreciation of the Colombian peso's foreign currency exchange rate when compared to the same period last year.
Membership Income
Membership income is recognized ratably over the one-year life of the membership.

	Years Ended
	August 31, 2026					August 31, 2025
	Amount	% of Total Operating Income	Increase from prior year	% Change	Membership Income % to Net Merchandise Sales	Amount	% of Total Operating Income
Membership income - Central America	$56,870		$7,121	14.3%	1.7%	$49,749
Membership income - Caribbean	25,677		2,785	12.2	1.7	22,892
Membership income - Colombia	18,238		5,306	41.0	2.2	12,932
Membership income - Total	$100,785	38.6%	$15,212	17.8%	1.8%	$85,573	36.8%

Number of accounts - Central America	1,208,289		86,227	7.7%		1,122,062
Number of accounts - Caribbean	548,027		41,902	8.3		506,125
Number of accounts - Colombia	428,831		46,934	12.3		381,897
Number of accounts - Total	2,185,147		175,063	8.7%		2,010,084
The number of Member accounts at the end of fiscal year 2026 was 8.7% higher than the prior year. Membership income increased 17.8% compared to the prior year.
Membership income, which is recognized ratably over the 12-month term of the membership, increased in all of our segments in the twelve months ended August 31, 2026. The consolidated increase in membership income is primarily due to an increase in the Platinum Membership base in all our segments over the prior year as well as growth in total membership accounts. Additionally, in our Central America segment, membership income increased in fiscal year 2026 primarily due to the opening of one new club in fiscal year 2026 and two new clubs in fiscal year 2025, which were not open for the full comparable prior-year period. We opened our ninth and tenth warehouse clubs in Costa Rica in Cartago in April 2025 and in Ciudad Quesada in August 2026, respectively, and our seventh warehouse club in Guatemala in Quetzaltenango in August 2025. In our Caribbean segment, membership income increased in fiscal year 2026 due to the opening of one new club in fiscal year 2026. We opened our sixth warehouse club in La Romana in May 2026. In our Colombia segment, membership income increased compared to fiscal year 2025 primarily due to the appreciation of the Colombian peso and an increase in sign-ups, renewals and upgrades.

We offer the Platinum Membership program in all locations where PriceSmart operates. The annual fee for a Platinum Membership in most markets is approximately $80, depending on the market in which the Member lives. The Platinum Membership program provides Members with a 2% rebate on most items, up to an annual maximum of $500. We record the 2% rebate as a reduction of net merchandise sales at the time of the sales transaction. Platinum Membership accounts are 23.4% of our total membership base as of August 31, 2026, an increase from 17.9% as of August 31, 2025. Platinum Members tend to have higher renewal rates than our Diamond Members. Throughout both fiscal year 2026 and fiscal year 2025, we ran Platinum promotional campaigns, resulting in an increase in the total number of Platinum Members.
Our trailing twelve-month renewal rate was 90.4% and 88.8% for the fiscal years ended August 31, 2026 and August 31, 2025, respectively.
Other Revenue
Other revenue consists of miscellaneous income, which comes primarily from our interest-generating portfolio from our co-branded credit cards, advertising income for our seasonal catalog, and rental income from operating leases where the Company is the lessor.

	Years Ended
	August 31, 2026			August 31, 2025

	Amount	Increase from prior year	% Change	Amount
Miscellaneous income	$15,913	$711	4.7%	$15,202
Rental income	3,693	729	24.6	2,964
Other revenue	$19,606	$1,440	7.9%	$18,166
Comparison of Fiscal Year 2026 to 2025
The increase in other revenue for the year ended August 31, 2026 was primarily attributable to higher rental income from the third-party tenants at our corporate headquarters property acquired in San Diego in fiscal year 2025, higher miscellaneous income resulting from increased advertising revenue from our seasonal catalog and grant income received during fiscal year 2026 from Price Philanthropies to support the Aprender y Crecer program.

Results of Operations

	Years Ended
Results of Operations Consolidated	August 31, 2026	August 31, 2025
(Amounts in thousands, except percentages and number of warehouse clubs)
Net merchandise sales
Net merchandise sales	$5,753,805	$5,151,120
Total gross margin	$918,007	$809,762
Total gross margin percentage	16.0%	15.7%

Revenues
Total revenues	$5,876,324	$5,270,094
Percentage change from prior period	11.5%	7.2%

Comparable net merchandise sales
Total comparable net merchandise sales increase	9.6%	6.7%

Total revenue margin
Total revenue margin	$1,038,489	$914,372
Total revenue margin percentage	17.7%	17.4%

Selling, general and administrative
Selling, general and administrative	$777,472	$681,862
Selling, general and administrative percentage of total revenues	13.2%	12.9%

Operational data
Warehouse clubs at period end	58	56
Warehouse club sales floor square feet at period end	2,816	2,732

	Years Ended
Results of Operations Consolidated	August 31, 2026	% of Total Revenue	August 31, 2025	% of Total Revenue
Operating income by segment
Central America	$245,416	4.2%	$216,588	4.1%
Caribbean	96,861	1.6	89,036	1.7
Colombia	32,765	0.6	28,588	0.5
United States	(17,664)	(0.3)	(18,401)	(0.3)
Reconciling Items (1)	(96,361)	(1.7)	(83,301)	(1.6)
Operating income - Total	$261,017	4.4%	$232,510	4.4%
(1)The reconciling items reflect the amount eliminated upon consolidation of intersegment transactions.

The following table summarizes selling, general and administrative expenses for the periods disclosed:

	Years Ended
	August 31, 2026	% of Total Revenue	August 31, 2025	% of Total Revenue

Warehouse club and other operations	$562,992	9.6%	$498,409	9.5%
General and administrative	209,428	3.5	179,859	3.4
Pre-opening expenses	1,289	—	1,127	—
Loss on disposal of assets	3,763	0.1	2,467	—
Total Selling, general and administrative	$777,472	13.2%	$681,862	12.9%
Total gross margin is derived from our Revenue – Net merchandise sales less our Cost of goods sold – Net merchandise sales and represents our sales and cost of sales generated from the business activities of our warehouse clubs. We express our Total gross margin percentage as a percentage of our Net merchandise sales.
On a consolidated basis, total gross margin as a percent of net merchandise sales for fiscal year 2026 increased to 16.0% compared to 15.7% for fiscal year 2025. The increases in total gross margin during fiscal year 2026 are primarily due to growth in our casual apparel, poultry and meats, and small appliances categories.
Total revenue margin is derived from Total revenues, which includes our Net merchandise sales, Membership income, Export sales, and Other revenue and income less our Cost of goods sold for Net merchandise sales and Export sales. We express our Total revenue margin as a percentage of Total revenues.
Total revenue margin increased to 17.7% from 17.4% for the twelve months ended August 31, 2026, a 30 basis point increase compared to the prior year. The increase is primarily due to increases in our warehouse sales margins.
Selling, general, and administrative expenses consist of warehouse club and other operations, general and administrative expenses, pre-opening expenses, and loss on disposal of assets. Selling, general and administrative expenses increased $95.6 million compared to the prior year, and increased as a percentage of total revenues by 30 basis points (0.3%) to 13.2% of total revenues for fiscal year 2026 compared to 12.9% of total revenues for fiscal year 2025.
Warehouse club and other operations expenses increased to 9.6% of total revenues for fiscal year 2026 compared to 9.5% for fiscal year 2025. The increases for fiscal year 2026 are primarily due to the impact of expenses related to our expansion into the Chilean market.
General and administrative expenses increased to 3.5% of total revenues for the current year compared to 3.4% for fiscal year 2025. The 10 basis point (0.10%) increase is primarily due to investments in technology and compensation of our executives. Our expense related to investments in technology is expected to increase in subsequent periods as we continue to execute on our planned initiatives.
Operating income in fiscal year 2026 increased to $261.0 million (4.4% of total revenues) compared to $232.5 million (4.4% of total revenues) for the prior year.

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

	Years Ended
	August 31, 2026		August 31, 2025
	Amount	Change	Amount
Interest income	$13,136	$2,997	$10,139
Net interest income increased for the twelve-month period ended August 31, 2026 primarily due to an increase in amounts on deposit when compared to prior year.
Interest Expense

	Years Ended
	August 31, 2026		August 31, 2025
	Amount	Change	Amount
Interest expense on loans	$13,519	$3,666	$9,853
Interest expense related to hedging activity	5,110	2,022	3,088
Interest expense on finance lease	960	960	—
Less: Capitalized interest	(2,822)	(1,396)	(1,426)
Interest expense	$16,767	$5,252	$11,515
Interest expense reflects borrowings and finance leases entered into by PriceSmart, Inc. and our wholly owned foreign subsidiaries to finance new land acquisitions and construction for new warehouse clubs and distribution centers, warehouse club expansions, the capital requirements of warehouse club and other operations, foreign currency transactions and ongoing working capital requirements.
Interest expense increased for the twelve-month period ended August 31, 2026, primarily due to higher average debt throughout fiscal year 2026 when compared to the prior year period. The increase in outstanding debt was primarily in our Trinidad subsidiary in which we entered into new financing transactions in the fourth quarter of fiscal year 2025 and in the third quarter of fiscal year 2026 to provide additional U.S. dollar liquidity.
Other Expense, net
Other expense, net consists of currency gains or losses, as well as net benefit costs related to our defined benefit plans and other items considered to be non-operating in nature.

	Years Ended
	August 31, 2026		August 31, 2025
	Amount	Change	Amount
Other expense, net	$(29,688)	$(5,052)	$(24,636)
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

For the twelve months ended August 31, 2026, the primary driver of Other expense, net was $18.1 million of transaction costs associated with converting local currencies into available tradable currencies before converting them to U.S. dollars in some of our countries with foreign exchange liquidity issues, compared to $14.9 million of such transaction costs for fiscal year 2025. Additionally, for fiscal year 2026, our markets contributed $11.7 million of losses due to revaluation of monetary assets and liabilities (primarily U.S. dollars) compared to $9.2 million of losses for fiscal year 2025. The primary driver of losses from revaluation of monetary assets is due to the appreciation of the local currency against the U.S. dollar of our Costa Rica subsidiary.
Provision for Income Taxes
The tables below summarize the effective tax rate for the periods reported:

	Years Ended
	August 31, 2026		August 31, 2025
	Amount	Change	Amount
Current tax expense	$70,492	$7,692	$62,800
Net deferred tax benefit	(9,380)	(5,197)	(4,183)
Provision for income taxes	$61,112	$2,495	$58,617
Effective tax rate	26.8%		28.4%
For fiscal year 2026, the Company's effective tax rate decreased to 26.8% compared to 28.4% for fiscal year 2025. The decrease in the effective rate versus the prior year was primarily attributable to favorable tax contingency adjustments and tax credits recognized.
Other Comprehensive Income
Other comprehensive income (loss) for fiscal years 2026 and 2025 resulted primarily from foreign currency translation adjustments related to assets and liabilities and the translation of the statements of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During fiscal year 2026, the largest translation adjustments were related to the appreciation of the local currency against the U.S. dollar of our Costa Rica and Colombia subsidiaries. Devaluation of local currency in the future could have a similarly negative effect on other comprehensive income (loss).

	Years Ended
	August 31, 2026			August 31, 2025
	Amount	Change From Prior Year	% Change	Amount
Other Comprehensive Income	$70,124	$66,973	2,125%	$3,151

LIQUIDITY AND CAPITAL RESOURCES
Financial Position and Cash Flow
Our operations have historically supplied us with a significant source of liquidity. We generate cash from operations primarily through net merchandise sales and membership fees. We use cash in operations for payments to our merchandise vendors, warehouse club and distribution center operating costs (including payroll, employee benefits and utilities), as well as payments for income taxes. Our cash flows provided by operating activities, supplemented with our long-term debt and short-term borrowings, have generally been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. We have historically returned cash to stockholders through a combination of semiannual dividends, occasional one-time special dividends, and a share repurchase program. We evaluate our funding requirements on a regular basis to cover any shortfall in our ability to generate sufficient cash from operations to meet our capital requirements. We may consider funding alternatives to provide additional liquidity if necessary. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for additional information regarding our available short-term facilities, short-term and long-term borrowings, and any repayments.
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
The following table summarizes the cash and cash equivalents, including restricted cash, held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2026	August 31, 2025
Amounts held by foreign subsidiaries	$211,199	$222,770
Amounts held domestically	53,520	62,521
Total cash and cash equivalents, including restricted cash	$264,719	$285,291
The following table summarizes the short-term investments held by our foreign subsidiaries and domestically (in thousands):

	August 31, 2026	August 31, 2025
Amounts held by foreign subsidiaries	$111,413	$73,186
Amounts held domestically	—	—
Total short-term investments	$111,413	$73,186
As of August 31, 2026, certificates of deposit with maturity of over one year held by our foreign subsidiaries were $11.9 million and recorded within Other non-current assets on the consolidated balance sheets. On August 31, 2025, there were no certificates of deposit with a maturity of over one year held by our foreign subsidiaries or domestically. We regularly evaluate our cash balances and invest amounts in excess of anticipated working capital requirements in short-term investments.

From time to time, we have experienced a lack of availability of U.S. dollars in certain markets (U.S. dollar illiquidity). This impedes our ability to convert local currencies obtained through merchandise sales into U.S. dollars to settle the U.S. dollar liabilities associated with our imported products or otherwise fund our operations. For instance, since fiscal year 2017, we have experienced this situation in Trinidad and have been unable to source a sufficient level of tradable currencies. We are working with our banks in Trinidad and government officials to convert all of our Trinidad dollars into tradable currencies. Our balance as of August 31, 2026 of Trinidad dollar denominated cash and cash equivalents and short and long-term investments measured in U.S. dollars was $53.8 million. While we currently expect to convert increased amounts of Trinidad dollars going forward, the timing and availability of U.S. dollars remains uncertain, we may incur significant premium costs to complete such conversions. While we are currently able to source substantially all the U.S. dollars that we need in Honduras, we faced similar U.S. dollar liquidity challenges in Honduras during fiscal year 2023 through much of fiscal year 2025, and the Central bank still has strict controls there on the availability of U.S. dollars. Refer to “Management’s Discussion & Analysis – Factors Affecting Our Business” and "Quantitative and Qualitative Disclosures about Market Risk" for quantitative analysis and discussion.
Our cash flows are summarized as follows (in thousands):

	Years Ended
	August 31, 2026	August 31, 2025	Change
Net cash provided by operating activities	$307,736	$261,307	$46,429
Net cash used in investing activities	(253,732)	(128,881)	(124,851)
Net cash provided by (used in) financing activities	(81,995)	14,198	(96,193)
Effect of exchange rates	7,419	2,356	5,063
Net increase (decrease) in cash, cash equivalents	$(20,572)	$148,980	$(169,552)
Net cash provided by operating activities totaled $307.7 million and $261.3 million for the twelve months ended August 31, 2026 and 2025, respectively. Net cash provided by operating activities increased primarily due to a net $24.1 million increase in net income without non-cash items and a $25.8 million net positive change in our various operating assets and liabilities, partially offset by shifts in working capital due to higher overall inventory balances which resulted in $3.4 million of cash used in operating activities.
Net cash used in investing activities totaled $253.7 million and $128.9 million for the twelve months ended August 31, 2026 and August 31, 2025, respectively. The $124.9 million increase in net cash used in investing activities is primarily due to a net increase in purchases less proceeds of short-term investments of $65.1 million, a $53.2 million increase in property and equipment expenditures to support growth of our real estate footprint due to timing in our expansion program compared to fiscal year 2025, and an $11.9 million increase in purchases of long-term investments. This was partially offset by a $5.4 million increase in proceeds from disposals of property and equipment and from the dissolution of our joint venture.
Net cash used in financing activities totaled $82.0 million and net cash provided by financing activities totaled $14.2 million for the twelve months ended August 31, 2026 and 2025, respectively. The $96.2 million increase in net cash used in financing activities is primarily the result of a decrease in proceeds of long-term bank borrowings, net of repayments, of $74.7 million, an increase in repayments of short-term bank borrowings, net of proceeds, of $14.8 million, and a $4.2 million increase in cash dividend payments compared to a year ago. During the third quarter of fiscal year 2026, we entered into long-term loan agreements in our Trinidad subsidiary. The amounts of these loans were significantly lower than the amounts we borrowed pursuant to the loans entered into in the fourth quarter of fiscal year 2025, resulting in the decrease in proceeds from long term borrowings during fiscal year 2026. Refer to Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 11 - Debt” for further discussion.

The following table summarizes the dividends declared and paid during fiscal years 2026, 2025 and 2024 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
2/5/2026	$1.40	2/17/2026	2/27/2026	$0.70	8/17/2026	8/31/2026	$0.70
On February 5, 2026, the Company's Board of Directors declared an annual cash dividend in the total amount of $1.40 per share, with $0.70 per share paid on February 27, 2026 to stockholders of record as of February 17, 2026 and $0.70 per share paid on August 31, 2026 to stockholders of record as of August 17, 2026. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Capital Expenditures
Capital expenditures were $211.3 million for the year ended August 31, 2026, with maintenance and growth expenditures of $67.5 million and $143.8 million, respectively. Capital expenditures for fiscal year 2025 were $158.1 million, with maintenance and growth expenditures of $82.1 million and $76.0 million, respectively. Maintenance expenditures are typically for operational fixtures and equipment, building refurbishment, solar, technology and other expenses. Growth expenditures are for new clubs, purchases of previously leased clubs, investments to move existing clubs to better locations, supply chain improvements, and major remodels and expansions.
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
Future Lease and Other Commitments
We place a strong emphasis on managing future lease commitments related to various facilities and equipment that support our operations. We believe we will have sufficient cash to cover future lease commitments. As of August 31, 2026, we have signed three lease agreements for lease terms that have not yet commenced. Refer to Part II. "Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 9 - Commitments and Contingencies" for further discussion.
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
The following table summarizes the equity securities repurchased as part of the Company's stock-based compensation programs during fiscal years 2026, 2025 and 2024:

	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
Shares repurchased	69,404	72,284	44,413
Cost of repurchase of shares (in thousands)	$9,092	$6,710	$3,512
We reissued 53,000 treasury shares as part of our stock-based compensation programs during fiscal year 2026, 65,000 treasury shares during fiscal year 2025 and 3,000 treasury shares during fiscal year 2024.
Critical Accounting Estimates
The preparation of our consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to business acquisitions, contingencies and litigation, income taxes, value added taxes, and long-lived assets. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on our financial condition and results of operations.
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
As of August 31, 2026, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. We also specifically considered whether foreign tax credit balances could be utilized in the foreseeable future in light of current and future U.S. tax liabilities. We have historically applied foreign tax credits, generated from taxes withheld on certain payments PriceSmart receives from our foreign subsidiaries, to reduce U.S. income tax liabilities. Therefore, for the twelve-month period ended August 31, 2026 and August 31, 2025, we have recorded valuation allowances of $10.8 million and $7.0 million against our foreign tax credits, respectively. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.

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
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. There were no material changes in our uncertain income tax positions for the period ended on August 31, 2026.
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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.2 million and $10.5 million and deferred tax assets of $4.4 million and $3.9 million as of August 31, 2026 and August 31, 2025, respectively, in this country.

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
Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. We did not record any material impairment charges during fiscal year 2026 related to the loss of legal ownership or title to assets; significant changes in the Company's strategic business objectives or utilization of assets; or the impact of significant negative industry or economic trends. Loss on disposal of assets recorded during the years reported resulted from improvements to operations, normal preventive maintenance, and the closure of certain departments.
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
Information about the change in the fair value of our hedges and the financial impact thereof for the twelve-month period ended August 31, 2026 is disclosed in Part II. “Item 8. Financial Statements and Supplementary Data: Notes to Consolidated Financial Statements, Note 13 - Derivative Instruments and Hedging Activities.”
Information about the movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries whose functional currency is not the U.S. dollar for the twelve-month period ended August 31, 2026 is disclosed in “Item 7. Management’s Discussion & Analysis – Other Comprehensive Income (Loss).”

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2026.
Annual maturities of long-term debt and derivatives are as follows (in thousands):

	Twelve Months Ended August 31, (Amounts in thousands)
	2027	2028	2029	2030	2031	Thereafter	Total
Long-Term Debt (Unhedged):
Long-term debt with fixed interest rate	$25,063	$27,702	$16,277	$—	$—	$—	$69,042
Weighted-average interest rate	8.50%	8.50%	8.50%	—%	—%	—%	8.50%
Long-term debt with variable interest rate	$39,528	$7,235	$6,986	$4,667	$3,072	$37,015	$98,503	(1)
Weighted-average interest rate	6.00%	6.20%	6.30%	6.30%	6.20%	6.20%	6.20%
Total long-term debt	$64,591	$34,937	$23,263	$4,667	$3,072	$37,015	$167,545	(1)

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	$27,124	$1,126	$1,198	$1,278	$1,363	$22,245	$54,334
Weighted-average pay rate	3.67%	4.35%	4.35%	4.35%	4.35%	4.22%	3.96%
Weighted-average receive rate	5.44%	3.67%	3.67%	3.67%	3.67%	3.68%	4.56%
Long-Term Debt Payments with Fixed Interest or Subject to Financial Derivatives:
Long-term debt with fixed interest rate or with variable to fixed interest rate swaps	$52,187	$28,828	$17,475	$1,278	$1,363	$22,245	$123,376
Portion of long-term debt with fixed interest rate or with variable to fixed interest rate swaps	80.8%	82.5%	75.1%	27.4%	44.4%	60.1%	73.6%
Portion of long-term debt with variable interest rates and no swaps	19.2%	17.5%	24.9%	72.6%	55.6%	39.9%	26.4%
(1)The Company has included the balance of long-term debt with variable interest rates as well as long-term debt with variable to fixed interest rate swaps. The weighted-average interest rate of the long-term debt with variable interest rates uses the unswapped variable interest rate in its calculation as of August 31, 2026.

Foreign Currency Risk
We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2026, we had a total of 58 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 46 of which operate under currencies other than the U.S. dollar. Approximately 48.7% of our net merchandise sales comprise products we purchased in U.S. dollars that were sold in countries whose currencies were other than the U.S. dollar. Approximately 81.2% of our net merchandise sales are in markets whose functional currency is other than the U.S. dollar. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net merchandise sales denominated in foreign currencies.
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
Foreign currencies in most of the countries where we operate have historically devalued against the U.S. dollar. The following tables summarize by country, for those countries with functional currencies other than the U.S. dollar, the weakening of the countries' currency against the U.S. dollar (devaluation) or the strengthening of their currencies (revaluation):

Country	Revaluation/(Devaluation) Twelve Months Ended August 31,
	2026	2025
	% Change	% Change
Colombia	20.30%	3.41%
Costa Rica	11.14	2.68
Chile(1)	3.96	—
Dominican Republic	6.98	(5.63)
Guatemala	0.50	0.88
Honduras	(3.20)	(5.15)
Jamaica	1.25	(1.76)
Trinidad	(0.07)%	0.09%
(1)Our Chile subsidiary had no assets or liabilities as of August 31, 2025. Accordingly, a twelve-month revaluation/(devaluation) percentage has not been presented for fiscal year 2025.
We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Barbados, Guatemala, and Trinidad. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our consolidated statements of income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

We are exposed to foreign exchange risks related to U.S. dollar-denominated and other foreign-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. As part of the adoption of the Accounting Standard Codification (ASC) 842 - Leases, we recorded several monetary liabilities on the consolidated balance sheet that are exposed to foreign exchange movements. These monetary liabilities arise from leases denominated in a currency that is not the functional currency of the Company’s local subsidiary. The monetary liability for these leases as of August 31, 2026 was $80.9 million. Due to the mix of foreign currency exchange rate fluctuations during fiscal year 2026, the impact to the consolidated statements of income of revaluing the monetary liabilities for these leases was immaterial.
The following table discloses the net effect on other expense, net for U.S. dollar-denominated and other foreign-denominated accounts relative to a hypothetical simultaneous currency devaluation based on balances as of August 31, 2026 (in thousands) including the lease-related monetary liabilities described above:

Overall weighted currency movement	Gains based on change in U.S. dollar denominated and other foreign denominated cash, cash equivalents and restricted cash balances	Losses based on change in U.S. dollar denominated inter-company balances	Losses based on change in U.S. dollar denominated other asset/liability balances	Net Loss(1)
5%	$785	$(6,587)	$(1,119)	$(6,921)
10%	$1,569	$(13,174)	$(2,239)	$(13,844)
20%	$3,138	$(26,349)	$(4,478)	$(27,689)
(1)Amounts are before consideration of income taxes.
Information about the financial impact of foreign currency exchange rate fluctuations for the twelve months ended August 31, 2026 is disclosed in Part II. “Item 7. Management’s Discussion and Analysis – Other Expense, net.”
An example of where we have a significant U.S. dollar net asset position subjecting us to exchange rate losses if the local currency strengthens against the U.S. dollar is our Costa Rica subsidiary, with a balance of $67.1 million as of August 31, 2026. Examples of where we have significant U.S. dollar net liability positions subjecting us to exchange rate losses if the local currency weakens against the U.S. dollar are our Guatemala, Jamaica, and Dominican Republic subsidiaries, with balances of $75.2 million, $65.6 million, and $30.5 million, respectively, as of August 31, 2026.
We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive loss for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2026:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$6,453	$(3,154)	$6,447	$45,503
10%	$12,906	$(6,307)	$12,893	$91,006
20%	$25,813	$(12,614)	$25,786	$182,013

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps and principal only cross-currency swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net liability position of approximately $22.3 million at August 31, 2026 and a net liability position of approximately $5.4 million at August 31, 2025. A hypothetical 10% appreciation in the currency exchange rates underlying these swaps from the market rates at August 31, 2026 would have resulted in a further decrease in the value of the swaps of approximately $7.8 million. Conversely, a hypothetical 10% devaluation in the currency exchange rates underlying these swaps from the market rates at August 31, 2026 would have resulted in an increase in the value of the swaps of approximately $6.5 million.
The Company also entered into non-deliverable forward foreign-exchange contracts in fiscal year 2026 to reduce the variability in cash flows associated with forecasted purchases of U.S. sourced inventory in our Colombia subsidiary by effectively fixing the foreign currency exchange rates for such transactions. The timing of these contracts are commensurate with the underlying forecasted purchases. The aggregate fair value of these contracts was in a net liability position of approximately $4.7 million at August 31, 2026. A hypothetical 10% appreciation in the currency exchange rates underlying these contracts from the market rates at August 31, 2026 would have resulted in a further decrease in the value of the contracts of approximately $3.9 million. Conversely, a hypothetical 10% devaluation in the currency exchange rates underlying these contracts from the market rates at August 31, 2026 would have resulted in an increase in the value of the contracts of approximately $3.0 million.
Additionally, the Company entered into non-deliverable forward foreign-exchange contracts in fiscal year 2026 to reduce the variability in cash flows associated with forecasted construction costs in Chile by effectively fixing the foreign currency exchange rates to convert U.S. dollars to Chilean pesos for such transactions. The aggregate fair value of these contracts was in a net liability position of approximately $0.9 million at August 31, 2026. A hypothetical 10% appreciation in the currency exchange rates underlying these contracts from the market rates at August 31, 2026 would have resulted in an increase in value of the contracts of approximately $1.3 million. Conversely, a hypothetical 10% devaluation in the currency exchange rates underlying these contracts from the market rates at August 31, 2026 would have resulted in a further decrease in the value of the contracts of approximately $2.3 million.
From time to time, we use non-deliverable forward foreign exchange contracts to address U.S. dollar-denominated liability exposure from U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. The net increase or decrease in the fair value of these derivative instruments would be economically offset by the gains or losses on the underlying transactions.
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
As of August 31, 2026, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2026, the end of its most recent fiscal year.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2026, as stated in their report which is included herein.

(c)Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PriceSmart, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PriceSmart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and our report dated October 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Diego, California
October 26, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the fourth quarter of fiscal year 2026, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan or entered into a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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
The additional information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors,” “Executive Officers of the Company” and “General – Delinquent Section 16(a) Reports.”
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
Consolidated Statements of Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)Financial statement schedules:
Certain schedules have been omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedule, or the required information is included in the consolidated financial statements or notes thereto.
(3)List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.4(13)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5(5)	Second Amended and Restated Bylaws of the Company.
3.6(10)	Amendment to Second Amended and Restated Bylaws of PriceSmart, Inc.
4.1(4)	Specimen of Common Stock certificate.
4.2(8)	Description of Registrant’s Securities.
10.1(9)**	2013 Equity Incentive Award Plan of PriceSmart, Inc., as amended and restated.
10.2(11)	Amendment to the Amended and Restated 2013 Equity Incentive Award Plan of PriceSmart, Inc. effective as of February 3, 2023.
10.3(14)	Amendment to the Amended and Restated 2013 Equity Incentive Award Plan of PriceSmart, Inc. effective as of February 6, 2025.
10.4(13)	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after March 6, 2023 and prior to January 2, 2026).
10.5(13)
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after March 6, 2023 and prior to January 2, 2026).

10.6(19)	Form of Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart Inc. (for awards on September 18, 2024).

10.7*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.
10.8*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. (for awards on or after January 2, 2026).
10.9*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries (for awards on or after January 2, 2026).

10.10*	Form of Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart Inc. (for awards on September 4, 2025).
10.11*	Form of Performance Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart Inc. (for awards to external consultants).
10.12(6)**	Employment Agreement between the Company and Francisco Velasco dated July 14, 2016.
10.13(7)**	Form of Indemnification Agreement.
10.14(12)**	Amended and Restated Employment Agreement dated March 22, 2023 between John Hildebrandt and the Company.
10.15(15)**	Employment Agreement effective as of June 1, 2025 between PriceSmart, Inc. and Gualberto Hernandez.
10.16(16)**	Amendment to Amended and Restated Employment Agreement between the Company and John Hildebrandt dated May 28, 2025.
10.17(17)**	Amended and Restated Employment Agreement effective September 1, 2025 between David Price and the Company.
10.18(18)**	Amendment No. 1 to Amended and Restated Employment Agreement dated September 4, 2025 between David Price and the Company.
10.19(20)**	Amendment to Employment Agreement between the Company and Francisco Velasco dated September 4, 2025.
10.20(20)**	Amendment to Employment Agreement between the Company and John Hildebrandt dated September 4, 2025.
10.21(21)**	Employment Agreement between Shweta Bhatia and the Company dated May 18, 2026.
10.22(21)**	Separation Agreement with Waiver and Release of Claims dated May 19, 2026 between Wayne Sadin and the Company.
19.1(13)	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(13)	Compensation Recoupment (Clawback) Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
(8)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the Commission on October 30, 2020.
(9)Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A relating to the 2021 Annual Meeting of Stockholders of the Company filed with the Commission on December 18, 2020.
(10)Incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on December 9, 2022.
(11)Incorporated by reference to Appendix B to the Company`s proxy statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders of the Company filed with the Commission on December 16, 2022.
(12)Incorporated by reference to the Company`s Report on Form 8-K/A filed with the Commission on March 24, 2023.
(13)Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2024 filed with the Commission on October 30, 2024.
(14)Incorporated by reference Appendix B to the Company`s proxy statement on Schedule 14A relating to the 2025 Annual Meeting of Stockholders of the Company filed with the Commission on December 18, 2024.
(15)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025.
(16)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 filed with the Commission on July 10, 2025.
(17)Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on June 20, 2025.
(18)Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on September 5, 2025.
(19)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2025 filed with the Commission on October 30, 2025.
(20)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025 filed with the Commission on January 7, 2026.
(21)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2026 filed with the Commission on July 8, 2026.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	October 26, 2026	By:	/s/ DAVID N. PRICE
David N. Price Chief Executive Officer (Principal Executive Officer)

Date:	October 26, 2026	By:	/s/ GUALBERTO HERNANDEZ
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

Signature	Title	Date

/s/ DAVID N. PRICE	Chief Executive Officer (Principal Executive Officer) and Director	October 26, 2026
David N. Price

/s/ GUALBERTO HERNANDEZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 26, 2026
Gualberto Hernandez

/s/ ROBERT E. PRICE	Executive Chairman of the Board of Directors	October 26, 2026
Robert E. Price

/s/ DAVID R. SNYDER	Vice Chairman and Lead Independent Director	October 26, 2026
David R. Snyder

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 26, 2026
Sherry S. Bahrambeygui

/s/ JEFFREY R. FISHER	Director	October 26, 2026
Jeffrey R. Fisher

/s/ GORDON H. HANSON	Director	October 26, 2026
Gordon H. Hanson

/s/ BEATRIZ V. INFANTE	Director	October 26, 2026
Beatriz V. Infante

/s/ LEON C. JANKS	Director	October 26, 2026
Leon C. Janks

/s/ PATRICIA MÁRQUEZ	Director	October 26, 2026
Patricia Márquez

/s/ JOHN D. THELAN	Director	October 26, 2026
John D. Thelan

/s/ EDGAR A. ZURCHER	Director	October 26, 2026
Edgar A. Zurcher

PRICESMART, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PriceSmart, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. (the Company) as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 26, 2026 expressed an unqualified opinion thereon.
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
As discussed in Note 2 and in Note 10 to the consolidated financial statements, the Company pays Value Added Tax (“VAT”) or similar indirect taxes, income taxes, and other taxes within the normal course of the Company’s business in the United States and numerous foreign jurisdictions. Differing interpretations of the application of complex tax regulations result in uncertainty and necessitate the use of significant judgment in the determination of the Company’s income and other tax liabilities and the recoverability of both income tax and VAT receivables. As of August 31, 2026, the Company had $3.8 million accrued for potential income and other tax liabilities and had income tax and VAT receivables of $60.0 million and $36.8 million, respectively.
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

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of its uncertain tax positions and income tax and VAT receivables, including management’s process to measure the uncertain tax positions, and evaluate the recoverability of the receivables. For example, we tested controls over management’s review of the uncertain tax positions and the significant assumptions surrounding more-likely-than-not conclusions, as well as controls over management’s review of the income tax and VAT receivables and the significant assumptions surrounding the recoverability of amounts recorded.
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
San Diego, California
October 26, 2026

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$220,788	$241,024
Short-term restricted cash	12,911	11,061
Short-term investments	111,413	73,186
Receivables, net	16,633	17,400
Merchandise inventories	617,241	560,730
Prepaid expenses and other current assets (includes $563 and $0 as of August 31, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	79,970	71,059
Total current assets	1,058,956	974,460
Long-term restricted cash	31,020	33,206
Property and equipment, net	1,182,656	996,281
Operating lease right-of-use assets, net	128,613	113,479
Goodwill	43,286	43,238
Deferred tax assets	59,847	41,229
Other non-current assets (includes $179 and $701 as of August 31, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	98,549	60,375
Investment in unconsolidated affiliates	—	6,889
Total Assets	$2,602,927	$2,269,157
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$1,861	$12,286
Accounts payable	559,336	506,949
Accrued salaries and benefits	64,082	52,478
Deferred income	52,216	43,061
Income taxes payable	7,854	7,265
Other accrued expenses and other current liabilities (includes $19,425 and $551 as of August 31, 2026 and August 31, 2025, respectively, for the fair value of derivative instruments)	97,001	57,627
Operating lease liabilities, current portion	7,851	7,930
Long-term debt, current portion	64,591	38,675
Total current liabilities	854,792	726,271
Long-term income taxes payable, net of current portion	2,965	4,424
Long-term operating lease liabilities	138,816	122,244
Long-term debt, net of current portion	102,954	147,922
Other long-term liabilities (includes $10,074 and $6,196 for the fair value of derivative instruments and $14,879 and $13,628 for post-employment plans as of August 31, 2026 and August 31, 2025, respectively)	48,050	20,924
Total Liabilities	1,147,577	1,021,785

Stockholders' Equity:
Common stock $0.0001 par value, 45,000,000 shares authorized; 32,814,083 and 32,688,047 shares issued and 30,855,604 and 30,745,833 shares outstanding (net of treasury shares) as of August 31, 2026 and August 31, 2025, respectively	3	3
Additional paid-in capital	549,314	529,354
Accumulated other comprehensive loss	(91,315)	(161,439)
Retained earnings	1,123,033	999,426
Less: treasury stock at cost, 1,958,479 shares as of August 31, 2026 and 1,942,214 shares as of August 31, 2025	(125,685)	(119,972)
Total Stockholders' Equity	1,455,350	1,247,372
Total Liabilities and Equity	$2,602,927	$2,269,157

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended August 31,
	2026	2025	2024
Revenues:
Net merchandise sales	$5,753,805	$5,151,120	$4,783,119
Export sales	2,128	15,235	39,438
Membership income	100,785	85,573	75,240
Other revenue and income	19,606	18,166	16,101
Total revenues	5,876,324	5,270,094	4,913,898
Operating expenses:
Cost of goods sold:
Net merchandise sales	4,835,798	4,341,358	4,029,490
Export sales	2,037	14,364	37,484
Selling, general and administrative:
Warehouse club and other operations	562,992	498,409	466,457
General and administrative	209,428	179,859	156,385
Pre-opening expenses	1,289	1,127	970
Loss on disposal of assets	3,763	2,467	2,168
Total operating expenses	5,615,307	5,037,584	4,692,954
Operating income	261,017	232,510	220,944
Other income (expense):
Interest income	13,136	10,139	11,049
Interest expense	(16,767)	(11,515)	(12,959)
Other expense, net	(29,688)	(24,636)	(17,607)
Total other expense	(33,319)	(26,012)	(19,517)
Income before provision for income taxes and income of unconsolidated affiliates	227,698	206,498	201,427
Provision for income taxes	(61,112)	(58,617)	(62,618)
Income of unconsolidated affiliates	—	6	66
Net income	$166,586	$147,887	$138,875
Net income per share available for distribution:
Basic	$5.40	$4.82	$4.57
Diluted	$5.40	$4.82	$4.57
Shares used in per share computations:
Basic	30,221	30,056	30,032
Diluted	30,244	30,063	30,032
Dividends per share	$1.40	$1.26	$2.16
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2026	2025	2024
Net income	$166,586	$147,887	$138,875

Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	72,266	3,879	693
Defined benefit pension plan:
Net gain arising during period	148	275	501
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	171	271	397
Total defined benefit pension plan	319	546	898
Derivative instruments: (2)
Unrealized gains (losses) on change in derivative obligations	13,539	3,872	(566)
Unrealized losses on change in fair value of cash flow hedges	(17,027)	(8,106)	(1,623)
Amounts reclassified from accumulated other comprehensive income to net income for settlement of derivatives	1,027	2,960	—
Total derivative instruments	(2,461)	(1,274)	(2,189)
Other comprehensive income	70,124	3,151	(598)
Comprehensive income	$236,710	$151,038	$138,277
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
(2)Refer to “Note 13 - Derivative Instruments and Hedging Activities.”

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2023	31,935	$3	$497,434	$(163,992)	$817,559	958	$(43,961)	$1,107,043
Purchase of treasury stock	—	—	—	—	—	980	(73,486)	(73,486)
Issuance of treasury stock	(3)	—	(185)	—	—	(3)	185	—
Issuance of restricted stock awards	671	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(32)	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,293	—	—	—	—	17,293
Dividends paid to stockholders	—	—	—	—	(66,162)	—	—	(66,162)
Net income	—	—	—	—	138,875	—	—	138,875
Other comprehensive loss	—	—	—	(598)	—	—	—	(598)
Balance at August 31, 2024	32,571	$3	$514,542	$(164,590)	$890,272	1,935	$(117,262)	$1,122,965
Purchase of treasury stock	—	—	—	—	—	72	(6,710)	(6,710)
Issuance of treasury stock	(65)	—	(4,000)	—	—	(65)	4,000	—
Issuance of restricted stock awards	192	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(10)	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,812	—	—	—	—	18,812
Dividends paid to stockholders	—	—	—	—	(38,733)	—	—	(38,733)
Net income	—	—	—	—	147,887	—	—	147,887
Other comprehensive income	—	—	—	3,151	—	—	—	3,151
Balance at August 31, 2025	32,688	$3	$529,354	$(161,439)	$999,426	1,942	$(119,972)	$1,247,372
Purchase of treasury stock	—	—	—	—	—	69	(9,092)	(9,092)
Issuance of treasury stock	(53)	—	(3,379)	—	—	(53)	3,379	—
Issuance of restricted stock awards	267	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(88)	—	—	—	—	—	—	—
Stock-based compensation	—	—	23,339	—	—	—	—	23,339
Dividends paid to stockholders	—	—	—	—	(42,979)	—	—	(42,979)
Net income	—	—	—	—	166,586	—	—	166,586
Other comprehensive income	—	—	—	70,124	—	—	—	70,124
Balance at August 31, 2026	32,814	$3	$549,314	$(91,315)	$1,123,033	1,958	$(125,685)	$1,455,350
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2026	2025	2024
Operating Activities:
Net income	$166,586	$147,887	$138,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,502	88,161	82,611
Allowance for credit losses	(2)	(50)	(15)
Loss on disposal of assets	3,763	2,467	2,168
Deferred income taxes	(15,642)	(4,400)	(4,619)
Equity in income of unconsolidated affiliates	—	(6)	(66)
Gain on sale of joint venture	(594)	—	—
Stock-based compensation	23,339	18,812	17,293
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, non-current assets, accrued salaries and benefits, deferred membership income and other accruals	41,250	15,497	(3,879)
Merchandise inventories	(57,489)	(32,052)	(57,271)
Accounts payable	47,023	24,991	32,492
Net cash provided by operating activities	307,736	261,307	207,589
Investing Activities:
Additions to property and equipment	(211,345)	(158,134)	(168,545)
Purchases of short-term investments	(174,126)	(79,563)	(183,692)
Proceeds from settlements of short-term investments	135,859	106,413	175,127
Purchases of long-term investments	(11,895)	—	—
Proceeds from dissolution of investment in joint venture	1,057	—	—
Proceeds from disposal of property and equipment	6,718	2,403	1,660
Net cash used in investing activities	(253,732)	(128,881)	(175,450)
Financing Activities:
Proceeds from long-term bank borrowings	20,837	92,930	16,500
Repayment of long-term bank borrowings	(39,998)	(37,372)	(26,320)
Proceeds from short-term bank borrowings	1,861	6,315	2,383
Repayment of short-term bank borrowings	(12,624)	(2,232)	(2,941)
Cash dividend payments	(42,979)	(38,733)	(66,162)
Purchase of treasury stock	(9,092)	(6,710)	(73,486)
Net cash provided by (used in) financing activities	(81,995)	14,198	(150,026)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7,419	2,356	1,996
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,572)	148,980	(115,891)
Cash, cash equivalents and restricted cash at beginning of period	285,291	136,311	252,202
Cash, cash equivalents and restricted cash at end of period	$264,719	$285,291	$136,311

Supplemental disclosure of noncash investing activities:
Capital expenditures accrued, but not yet paid	$6,132	$768	$4,771
Finance right-of-use assets obtained in exchange for lease liabilities	21,956	—	—
Operating right-of-use assets obtained in exchange for lease liabilities	20,417	26,090	1,104
Cash paid during the period for:
Interest	$11,623	$10,969	$13,255
Income taxes	$105,865	$83,713	$90,640

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	Years Ended August 31,
	2026	2025	2024
Cash and cash equivalents	$220,788	$241,024	$125,364
Short-term restricted cash	12,911	11,061	1,383
Long-term restricted cash	31,020	33,206	9,564
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$264,719	$285,291	$136,311
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION
PriceSmart, Inc.’s (“PriceSmart,” the “Company,” “we” or “our”) business consists primarily of international membership shopping warehouse clubs similar to, but typically smaller in size than, warehouse clubs in the United States. As of August 31, 2026, the Company had 58 warehouse clubs in operation in 12 countries and one U.S. territory (ten each in Colombia and Costa Rica; seven each in Panama and Guatemala; six in Dominican Republic; four each in Trinidad and El Salvador; three in Honduras; two each in Nicaragua and Jamaica; and one each in Aruba, Barbados and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). In October 2026, we opened our third club in Jamaica, located in Montego Bay. Additionally, the Company plans to open one new warehouse club in South Camp Road (Kingston), Jamaica in December 2026, one warehouse club in Villa Nueva, Guatemala in late winter of 2027, one warehouse club in Santo Tomas de Santo Domingo (Heredia), Costa Rica in spring of 2027, and one warehouse club in Comuna Las Condes, Santiago, Chile in the spring of 2027. Once these four new clubs are open, the Company will operate 63 warehouse clubs. Our operating segments are currently the United States, Central America, the Caribbean and Colombia.
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
The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred. The Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) and is determined to be the primary beneficiary. If the Company determines that it is not the primary beneficiary of the VIE, then the Company records its investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method. As of August 31, 2026, the company does not have any interests in VIEs or joint ventures.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the first quarter of fiscal year 2026, the Company dissolved its ownership in the GolfPark Plaza, S.A. joint venture. As a result of this dissolution, the Company recognized a gain of approximately $600,000 in Other income (expense) on the consolidated statements of income for the twelve months ended August 31, 2026. The Company used a market-based valuation model to determine the fair value of the two plots of land the Company received upon dissolution was $6.4 million. The Company also received cash and other assets of approximately $1.1 million.
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
Restricted Cash – The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31, 2026	August 31, 2025
Short-term restricted cash	$12,911	$11,061
Long-term restricted cash	31,020	33,206
Total restricted cash (1)	$43,931	$44,267
(1)Restricted cash consists of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. In addition, the Company is required to maintain certificate of deposits and/or security deposits of Trinidad dollars, as measured in U.S dollars, of approximately $28.5 million, and certificate of deposits and/or security deposits in U.S. dollars, of approximately $7.1 million with a few of its lenders as compensating balances for several U.S. dollar and euro denominated loans payable over several years.
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
Goodwill – Goodwill totaled $43.3 million as of August 31, 2026 and $43.2 million as of August 31, 2025. The Company reviews reported goodwill at the reporting unit level for impairment. The Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
The changes in the carrying amount of goodwill for the year ended August 31, 2026 are as follows (in thousands):

Amount
Goodwill at August 31, 2025	$43,238
Foreign currency exchange rate changes	48
Goodwill at August 31, 2026	$43,286
Receivables – Receivables consist primarily of credit card receivables and receivables from vendors and are stated net of allowances for credit losses. The determination of the allowance for credit losses is based on the Company’s assessment of collectability along with the consideration of current and expected market conditions that could impact collectability. The valuation allowance related to receivables was immaterial to the Company's consolidated financial statements for fiscal years 2026 and 2025.

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
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.2 million and $10.5 million and deferred tax assets of $4.4 million and $3.9 million as of August 31, 2026 and August 31, 2025, respectively, in this country. While the rules related to refunds of income tax receivables in this country are unclear and complex, the Company has not placed any type of allowance on the recoverability of these tax receivables, deferred tax assets or amounts that may be deemed underpaid, because the Company believes that it is more likely than not that it will ultimately succeed in its refund requests and appeals of these rules.
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
The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2026	August 31, 2025
Prepaid expenses and other current assets	$7,394	$7,387
Other non-current assets	29,437	28,431
Total amount of VAT receivables reported	$36,831	$35,818
The following table summarizes the Income tax receivables reported by the Company (in thousands):

	August 31, 2026	August 31, 2025
Prepaid expenses and other current assets	$30,735	$25,169
Other non-current assets	29,260	23,181
Total amount of income tax receivables reported	$59,995	$48,350
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The lease expense for minimum lease payments under operating leases is recognized on a straight-line basis over the lease term. The lease expense for minimum lease payments under finance leases is recognized as amortization of the ROU asset and interest expense on the related lease liability. The amortization expense for finance leases is recognized on a straight-line basis over the lease term based on the initial balance of the ROU asset and is included within Selling, general and administrative expenses on the consolidated statements of income. The interest expense for finance leases is calculated using the effective interest method, applying the initial incremental borrowing rate to the outstanding lease liability at the start of the period, and is included within Interest expense on the consolidated statements of income. Variable lease payments are not included in the calculation of the ROU asset and the related lease liability and are recognized as incurred. The Company’s variable lease payments generally relate to amounts the Company pays for additional contingent rent based on a contractually stipulated percentage of sales. Refer to “Note 12 - Leases” for further information.
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
Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost, including transaction costs and excise taxes, as treasury stock and result in the reduction of stockholders’ equity in the Company’s consolidated balance sheets. The Company may reissue these treasury shares as part of its stock-based compensation programs or in other transactions. When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings. During the twelve months ended August 31, 2026, the Company reissued approximately 53,000 treasury shares upon vesting of restricted stock units and the award of restricted stock.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ASC 820, Fair Value Measurements and Disclosures, sets forth a fair value hierarchy that categorizes inputs to valuation techniques used to measure and revalue fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates. The Company's Level 2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, consisted of interest rate swaps, cross-currency interest rate swaps, forward foreign exchange contracts and cross-currency swaps (principal only). In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt.
Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment. During fiscal years 2026 and 2025, no impairment of such non-financial assets were recorded.
The disclosure of fair value of certain financial assets and liabilities recorded at cost is as follows:
Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments. The carrying value of our money market funds is the fair value based on quoted prices in active markets at the measurement date and therefore are classified as Level 1 inputs. The fair value of money market funds held was $52.0 million as of August 31, 2026 and $32.1 million as of August 31, 2025.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments. These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2026 and August 31, 2025 is as follows (in thousands):

	August 31, 2026		August 31, 2025
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Long-term debt, including current portion	$167,545	$160,802	$186,597	$179,187
(1)The Company has disclosed the fair value of long-term debt, including debt for which it has entered into cross-currency interest rate swaps, using the derivative obligation as of August 31, 2026 to estimate the fair value of long-term debt, which includes the effects that the cross-currency interest rate swaps have had on the fair value of long-term debt.
Derivative Instruments and Hedging Activities – The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates. In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item and are intended to provide a high degree of risk reduction and as close a correlation as possible under the circumstances.
Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting. If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be initially reported in accumulated other comprehensive loss. These deferred gains or losses are subsequently reclassified into earnings in the same period that the hedged item impacts consolidated earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.
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
Cash Flow Instruments. The Company is a party to receive floating interest rate and pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk. The Company is also a party to receive variable or fixed interest rate and pay fixed interest rate on cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. dollar-denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. These swaps are designated as cash flow hedges of the currency risk and interest rate risk related to payments on the U.S. dollar-denominated debt. In addition, the Company is a party to pay fixed rates on principal only cross-currency swaps to hedge currency exposure associated with the expected payments of principal of U.S. dollar-denominated debt within its international subsidiaries whose functional currency is other than the U.S. dollar. These swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. dollar-denominated debt. Additionally, the Company utilizes non-deliverable forward ("NDF") foreign-exchange contracts to hedge the foreign currency risk of forecasted merchandise inventory purchases within its international operations; these contracts are designated as cash flow hedges of foreign currency risk. These instruments are considered effective hedges and are recorded using hedge accounting.
Under cash flow hedging, the gain or loss of the derivative, measured at fair value, is initially reported on the consolidated balance sheets in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss are subsequently reclassified into earnings in the same period that the hedged item impacts consolidated earnings. Refer to “Note 13 - Derivative Instruments and Hedging Activities” for information on the fair value of interest rate swaps, cross-currency interest rate swaps, cross-currency swaps and non-deliverable forward foreign-exchange contracts as of August 31, 2026 and August 31, 2025.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table discloses the net effect of translation into the reporting currency on other comprehensive income for these local currency denominated accounts for the years ended August 31, 2026, 2025 and 2024 (in thousands):

	Years Ended August 31,
	2026	2025	2024
Effects on other comprehensive income due to foreign currency restatement	$72,266	$3,879	$693
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

	Years Ended August 31,
	2026	2025	2024
Currency loss	$(29,826)	$(24,089)	$(17,877)
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Recent Accounting Pronouncements Adopted
FASB ASC 740 ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09 Improvements to Income Tax Disclosures. ASU No. 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU No. 2023-09 for its annual reporting for fiscal year 2026 and updated its disclosures to conform to this new income tax disclosure requirement. The new disclosure requirements were applied on a retrospective basis to all prior periods presented.
Recent Accounting Pronouncements - Not Yet Adopted
FASB ASC 220 ASU 2024-03—Income Statement (Topic 220): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU No. 2024-03 requires disaggregated disclosure of income statement expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt ASU No. 2024-03 for its annual reporting for the fiscal year ending on August 31, 2028. The Company is evaluating the impact on the Company's consolidated financial statements.
FASB ASC 350 ASU 2025-06—Intangibles (Subtopic 350): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 removes all references to software development project stages in Subtopic 350-40 and clarifies the capitalization threshold for internal-use software costs. The ASU is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt ASU No. 2025-06 for its first quarter reporting for fiscal year 2029. The Company is evaluating the impact on the Company's consolidated financial statements.

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
Membership Fee Revenue. Membership income represents annual membership fees paid by the Company’s warehouse club Members. The membership arrangement represents a single performance obligation, which is recognized ratably over the 12-month term of the membership. Our membership policy allows Members to cancel their membership within the first 60 days and receive a full refund. After the 60-day period, membership refunds are prorated over the remaining term of the membership. The Company has significant experience with membership refund patterns and expects membership refunds will not be material. Therefore, no refund reserve was required for the periods presented. Membership fee revenue is included in Membership income in the Company's consolidated statements of income. The deferred membership fee is included in deferred income in the Company's consolidated balance sheets.
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
Co-branded Credit Card Points Reward Programs. Most of the Company’s subsidiaries have points reward programs related to co-branded credit cards. These points reward programs provide incremental points that a Member can use at a future time to acquire merchandise within the Company’s warehouse clubs. This results in two performance obligations, the first performance obligation being the initial sale of the merchandise or services purchased with the co-branded credit card and the second performance obligation being the future use of the points rewards to purchase merchandise or services. As a result, upon the initial sale, the Company allocates the transaction price to each performance obligation with the amount allocated to the future use points rewards recorded as a contract liability within other accrued expenses and other current liabilities on the consolidated balance sheet. The portion of the selling price allocated to the reward points is recognized as Net merchandise sales when the points are used or when the points expire. The Company reviews on an annual basis expired points rewards outstanding, and the expired rewards are recognized as Other revenue and income on the consolidated statements of income within markets where the co-branded credit card agreement allows for such treatment.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Significant Judgments
For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. During fiscal year 2026, there were no revenue transactions that required significant judgment.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	Contract Liabilities
	August 31, 2026	August 31, 2025
Deferred membership income	$50,610	$41,739
Other contract performance liabilities	$27,715	$20,327
Disaggregated Revenues
In the following table, net merchandise sales are disaggregated by merchandise category (in thousands):

	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
Foods & Sundries	$2,663,840	$2,428,395	$2,312,572
Fresh Foods	1,813,570	1,579,324	1,413,525
Hardlines	609,219	572,473	544,671
Softlines	354,298	292,277	257,004
Food Service and Bakery	254,283	226,789	211,003
Health Services	58,595	51,862	44,344
Net Merchandise Sales	$5,753,805	$5,151,120	$4,783,119
NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of certain components of building improvements and buildings from 10 to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably certain that the renewal option in the underlying lease will be exercised because an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and equipment consist of the following (in thousands):

	August 31, 2026	August 31, 2025
Land	$340,253	$287,979
Building and improvements	986,934	846,510
Fixtures and equipment	532,918	464,893
Construction in progress	89,183	45,535
Total property and equipment, historical cost	1,949,288	1,644,917
Less: accumulated depreciation	(766,632)	(648,636)
Property and equipment, net	$1,182,656	$996,281
Depreciation expense (in thousands):

	Years Ended August 31,
	2026	2025	2024
Depreciation expense, Property and equipment	$99,200	$88,161	$82,611
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
Total interest capitalized (in thousands):

	Balance as of
	August 31, 2026	August 31, 2025
Total interest capitalized	$20,487	$16,701
Total interest capitalized during fiscal years 2026, 2025 and 2024 (in thousands):

	Years Ended August 31,
	2026	2025	2024
Interest capitalized	$2,822	$1,426	$939
A summary of asset disposal activity for fiscal years 2026, 2025 and 2024 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Proceeds from disposal	Loss recognized
Fiscal Year 2026	$35,230	$24,749	$6,718	$(3,763)
Fiscal Year 2025	$31,043	$28,093	$483	$(2,467)
Fiscal Year 2024	$24,803	$19,370	$3,265	$(2,168)
The Company also recorded within accounts payable and other accrued expenses approximately $3.0 million and $3.2 million, respectively, as of August 31, 2026 and $0.7 million and $0.1 million, respectively, as of August 31, 2025 related to the acquisition and/or construction of property and equipment.

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
The following table sets forth the computation of net income per share attributable to PriceSmart for the twelve months ended August 31, 2026, 2025 and 2024 (in thousands, except per share amounts):

	Years Ended August 31,
	2026	2025	2024
Net income attributable to PriceSmart, Inc.	$166,586	$147,887	$138,875
Less: Allocation of income to unvested stockholders	(3,422)	(2,990)	(1,759)
Net income attributable to PriceSmart, Inc. available for distribution	$163,164	$144,897	$137,116
Basic weighted average shares outstanding	30,221	30,056	30,032
Add dilutive effect of performance stock units (two-class method)	23	7	—
Diluted average shares outstanding	30,244	30,063	30,032
Basic net income per share	$5.40	$4.82	$4.57
Diluted net income per share	$5.40	$4.82	$4.57
NOTE 6 – STOCKHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid during fiscal years 2026, 2025 and 2024 (amounts are per share):

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
2/1/2024	$1.16	2/15/2024	2/29/2024	$0.58	8/15/2024	8/30/2024	$0.58
4/3/2024	$1.00	4/19/2024	4/30/2024	$1.00	N/A	N/A	N/A
2/6/2025	$1.26	2/18/2025	2/28/2025	$0.63	8/15/2025	8/29/2025	$0.63
2/5/2026	$1.40	2/17/2026	2/27/2026	$0.70	8/17/2026	8/31/2026	$0.70

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 5, 2026, the Company’s Board of Directors declared an annual cash dividend in the total amount of $1.40 per share, with $0.70 per share paid on February 27, 2026 to stockholders of record as of February 17, 2026 and $0.70 per share paid on August 31, 2026 to stockholders of record as of August 17, 2026. The declaration of future dividends (ongoing or otherwise), if any, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements, taking into account the uncertain macroeconomic conditions on our results of operations and cash flows.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The following tables disclose the effects on accumulated other comprehensive loss of each component of other comprehensive income (loss), net of tax (in thousands):

Amount
Ending balance, August 31, 2023	$(163,992)
Foreign currency translation adjustments	693
Defined benefit pension plans (1)	501
Derivative instruments (2)	(2,189)
Amounts reclassified from accumulated other comprehensive loss	397
Ending balance, August 31, 2024	$(164,590)
Foreign currency translation adjustments	3,879
Defined benefit pension plans (1)	275
Derivative instruments (2)	(1,274)
Amounts reclassified from accumulated other comprehensive loss	271
Ending balance, August 31, 2025	$(161,439)
Foreign currency translation adjustments	72,266
Defined benefit pension plans (1)	148
Derivative instruments (2)	(2,461)
Amounts reclassified from accumulated other comprehensive loss	171
Ending balance, August 31, 2026	$(91,315)
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

	August 31, 2026	August 31, 2025
Retained earnings not available for distribution	$9,954	$9,741

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7 – POST EMPLOYMENT PLANS
Defined Contribution Plans
PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, including warehouse club employees in the U.S. Virgin Islands, which auto-enrolls employees in the plan immediately on the first day of employment. The Company makes non-discretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. The Company also makes incremental non-discretionary contributions to the 401(k) plan to the employees who defer up to 2% of their salary. The Company may also make discretionary contributions to the 401(k) plan. Employer contributions to the 401(k) plan for the Company's U.S. employees were $3.7 million, $3.6 million and $3.4 million during fiscal years 2026, 2025 and 2024, respectively.
PriceSmart also offers defined contribution retirement plans in many of its subsidiaries. The Company makes non-discretionary contributions to these plans based on the employee’s salary, regardless of the employee’s own contributions to the plan, up to the maximum allowed. The expenses associated with the plans for the Company’s non-U.S. employees were $5.6 million, $5.0 million and $4.6 million during fiscal years 2026, 2025 and 2024, respectively.
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
The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets as of August 31, 2026 and 2025 and consolidated statements of income for the fiscal years ended August 31, 2026, 2025 and 2024 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	August 31,					Year Ended August 31,
	2026	2025	2026	2025		2026	2025	2024
Start of period	$(5,499)	$(5,510)	$1,558	$2,357		$—	$—	$—
Service cost	(177)	(456)	—	—		529	549	555
Interest cost	(318)	(307)	—	—		318	307	289
Prior service cost (including amortization)	—	—	(21)	(25)		21	25	24
Actuarial gains/(losses)	444	774	(444)	(774)		150	246	373
Totals	$(5,550)	$(5,499)	$1,093	$1,558	(1)	$1,018	$1,127	$1,241
(1)The Company has recorded a deferred tax asset of $357,000 and $504,000 as of August 31, 2026 and 2025, respectively, relating to the unrealized expense on defined benefit plans. The Company also recorded accumulated other comprehensive loss, net of tax, for $737,000 and $1,056,000 as of August 31, 2026 and 2025, respectively.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The valuation assumptions used to calculate the liability for the defined benefit plans differ based on the country where the plan applies. These assumptions are summarized as follows:

Year Ended August 31,
Valuation Assumptions:	2026	2025
Discount rate	5.4% to 11.9%	5.4% to 10.9%
Future salary escalation	3.0% to 4.0%	3.5% to 4.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	7.9% to 12.0%	7.4% to 15.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5% to 1.5%	0.5% to 1.5%
For the fiscal year ending August 31, 2027, the Company expects to recognize, as components of net periodic benefit cost, the following amounts currently recorded in accumulated other comprehensive loss (in thousands):

Prior service cost	$14
Amortization of actuarial loss	141
Total	$155
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
The following table summarizes the amounts recorded on the balance sheet and amounts expensed on the consolidated statements of income (in thousands):

	Accrued Salaries and Benefits		Other Long-Term Liability		Restricted Cash Held (1)		Operating Expenses
	Years Ended August 31,
	2026	2025	2026	2025	2026	2025	2026	2025	2024
Other Post Employment Plans	$1,708	$1,029	$6,895	$6,220	$6,539	$5,907	$2,710	$2,125	$2,130
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
The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of August 31, 2026 (including shares originally authorized for issuance under prior plans)	August 31, 2026	August 31, 2025
2013 Plan	3,067,923	2,052,663	2,209,078
The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2026, 2025 and 2024 (in thousands), which are included in general and administrative expense and warehouse club and other operations in the consolidated statements of income:

	Years Ended August 31,
	2026	2025	2024
Restricted stock awards	$15,167	$13,629	$12,128
Restricted stock units	5,363	4,671	4,501
Performance stock units	2,809	512	664
Stock-based compensation expense	$23,339	$18,812	$17,293

The following tables summarize other information related to stock-based compensation:

	Balance as of
	August 31, 2026	August 31, 2025	August 31, 2024
Remaining unrecognized compensation cost (in thousands)	$46,712	$37,448	$43,490
Weighted average period of time over which this cost will be recognized (years)	2	3	3

	Years Ended August 31,
	2026	2025	2024
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$430	$(919)	$(588)
The restricted stock awards and units generally vest over a three-year or five-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted stock awards, restricted stock units, and performance based restricted stock units activity for the twelve months ended August 31, 2026, 2025 and 2024 was as follows:

	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
Grants outstanding at beginning of period	760,953	767,947	342,741
Granted	330,642	231,814	657,649
Forfeited	(104,823)	(15,357)	(61,029)
Vested	(218,467)	(223,451)	(171,414)
Grants outstanding at end of period	768,305	760,953	767,947
The following table summarizes the weighted average per share grant date fair value for restricted stock awards, restricted stock units, and performance based restricted stock units for fiscal years 2026, 2025 and 2024:

Weighted Average Grant Date Fair Value	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
RSAs, RSUs, and PSUs granted	$118.95	$90.28	$73.28
RSAs, RSUs, and PSUs vested	$77.30	$71.99	$71.12
RSAs, RSUs, and PSUs forfeited	$81.63	$77.93	$66.97
The following table summarizes the total fair market value of restricted stock awards, restricted stock units, and performance based restricted stock units vested for the period (in thousands):

	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
Total fair market value of restricted stock awards and units vested (in thousands)	$29,273	$20,727	$13,424
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
The following table summarizes the equity securities repurchased during fiscal years 2026, 2025 and 2024 as part of the Company's stock-based compensation programs:

	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
Shares repurchased	69,404	72,284	44,413
Cost of repurchase of shares (in thousands)	$9,092	$6,710	$3,512

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued during the period:

	Years Ended
	August 31, 2026	August 31, 2025	August 31, 2024
Reissued treasury shares	53,000	65,000	3,000
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
In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies. As of August 31, 2026 and 2025, the Company has recorded within other accrued expenses and other current liabilities a total of $0.9 million and $1.1 million, respectively, for various non-income tax related tax contingencies.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.2 million and $10.5 million and deferred tax assets of $4.4 million and $3.9 million as of August 31, 2026 and August 31, 2025, respectively, in this country.
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
The Company is also committed to non-cancelable construction service obligations for various warehouse club developments and expansions. As of August 31, 2026 and August 31, 2025, the Company had approximately $29.3 million and $11.5 million, respectively, in contractual obligations for construction services not yet rendered. In addition, the Company signed one land purchase agreement, included below, which establishes the principal commercial terms for the construction of a facility, including a project price of approximately $14.5 million, subject to the execution of an additional construction contract.
As of August 31, 2026, the Company has signed lease agreements for which the lease term has not yet commenced. One of the agreements is related to the relocation of the Company's warehouse club in Miraflores, Guatemala. As part of the agreement, the landlord has agreed to build a shell building which is estimated to be delivered in the second half of calendar year 2027. Upon delivery of the building, the Company expects to use approximately $12.1 million of cash to outfit this club. The lease will have an initial term of approximately 20 years, with a 5-year renewal option, and will commence upon delivery of the shell building to the Company. Per the lease agreement, the Company will pay monthly fixed base rent payments, denominated in and payable in U.S. dollars, which increase annually based on the Consumer Price Index published in the U.S. Bureau of Labor Statistics. The Company will also pay variable rent payments if the yearly warehouse sales for the location are in excess of a certain threshold.
The Company also signed an agreement to lease a building in Comuna Las Condes, Santiago, Chile, for the operation of a warehouse club. The lease has an initial term of 30 years, with no renewal options, and commenced upon delivery of the commercial building by the landlord to the Company which occurred in September 2026. Upon delivery of the building, the Company recognized an operating right-of-use asset and a corresponding lease liability of approximately $13.7 million. The Company expects to use approximately $16.3 million of cash to outfit the club. Under the terms of the lease, the monthly rent is paid in Chilean pesos but tied to the Chilean Unidad de Fomento ("UF"), an inflation-indexed unit of account in Chile.
A collateralized incremental borrowing rate was used to determine the present value of estimated future minimum lease commitments. The present value of estimated future minimum lease commitments for committed leases are as follows (in thousands):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended August 31,	Amount
2027	$1,411
2028	2,724
2029	3,390
2030	3,227
2031	3,023
Thereafter	29,395
Total future lease payments	$43,170
From time to time, the Company has entered into general land purchase and land purchase option agreements. The Company’s land purchase agreements are typically subject to various conditions, including, but not limited to, the ability to obtain necessary governmental permits or approvals. A deposit under an agreement is typically returned to the Company if all permits or approvals are not obtained. Generally, the Company has the right to cancel any of its agreements to purchase land without cause by forfeiture of some or all of the deposits it has made pursuant to the agreement. As of August 31, 2026 the Company had entered into four land purchase agreements that, if completed, would result in the use of approximately $27.5 million in cash.
NOTE 10 – INCOME TAXES
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2026	2025	2024
United States	$120,680	$99,516	$60,697
Foreign	107,018	106,982	140,730
Income from continuing operations before provision for income taxes and income of unconsolidated affiliates	$227,698	$206,498	$201,427
Significant components of the income tax provision are as follows (in thousands):

	Year Ended August 31,
	2026	2025	2024
Current:
U.S. Federal tax expense (benefit)	$496	$(1,438)	$(442)
U.S. State tax expense	1,460	1,041	766
Foreign tax expense	68,536	63,197	66,377
Total	$70,492	$62,800	$66,701
Deferred:
U.S. Federal tax benefit	$(12,868)	$(7,605)	$(15,362)
U.S. State tax benefit	(220)	(281)	(27)
U.S. valuation allowance change	10,779	6,966	12,532
Foreign tax benefit	(7,197)	(3,556)	(1,904)
Foreign valuation allowance change	126	293	678
Total	$(9,380)	$(4,183)	$(4,083)
Provision for income taxes	$61,112	$58,617	$62,618

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant components of the Company’s effective tax rate as of August 31, 2026, 2025 and 2024 are shown below (in thousands):

	Years Ended August 31,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
US Federal Statutory Rate	$47,816	21.0%	$43,365	21.0%	$42,300	21.0%
State and Local Taxes Net of Federal (1)	1,240	0.5%	760	0.4%	739	0.4%
Foreign Tax Effects
Costa Rica
Statutory tax rate difference vs U.S.	3,710	1.6%	3,935	1.9%	3,997	2.0%
Withholding taxes	4,963	2.2%	3,894	1.9%	3,234	1.6%
Other (2)	(1,205)	(0.5)%	(753)	(0.4)%	(968)	(0.5)%
Guatemala
Withholding taxes	5,682	2.5%	3,961	1.9%	4,363	2.2%
Other (2)	409	0.2%	555	0.3%	436	0.2%
Colombia
Withholding taxes	3,780	1.7%	739	0.4%	1,676	0.8%
Other (2)	1,785	0.8%	2,195	1.1%	1,471	0.7%
Dominican Republic
Withholding taxes	5,026	2.2%	4,021	1.9%	5,184	2.6%
Other (2)	(425)	(0.2)%	871	0.4%	(487)	(0.2)%
El Salvador
Withholding taxes	2,395	1.1%	2,300	1.1%	2,585	1.3%
Other (2)	1,447	0.6%	1,420	0.7%	1,499	0.7%
Honduras
Withholding taxes	1,923	0.8%	2,016	1.0%	2,252	1.1%
Other (2)	1,910	0.8%	2,054	1.0%	1,475	0.7%
Trinidad
Withholding taxes	923	0.4%	827	0.4%	625	0.3%
Other (2)	2,504	1.1%	1,414	0.7%	2,715	1.4%
Nicaragua
Withholding taxes	1,722	0.8%	1,597	0.8%	1,558	0.8%
Other (2)	1,181	0.5%	1,175	0.5%	1,573	0.8%
Panama
Withholding taxes	2,328	1.0%	2,249	1.1%	2,616	1.3%
Other (2)	175	0.1%	867	0.4%	627	0.3%
Other Foreign Jurisdictions	480	0.2%	1,051	0.5%	70	—%
Effects of Cross-Border Tax Laws (3)
Foreign-derived intangible income deduction (4)	(8,933)	(3.9)%	(9,083)	(4.4)%	(4,653)	(2.3)%
Other	1,729	0.8%	1,406	0.7%	—	—%
Tax Credits
Foreign Tax Credits (5)	(27,665)	(12.2)%	(20,850)	(10.1)%	(23,668)	(11.8)%
Other	(444)	(0.2)%	(541)	(0.3)%	(242)	(0.1)%
Changes in Valuation Allowances (6)	8,220	3.6%	6,183	3.0%	11,935	5.9%
Nontaxable or Nondeductible Items	(520)	(0.2)%	1,468	0.7%	114	0.1%
Changes in Unrecognized Tax Benefits	(607)	(0.3)%	(242)	(0.1)%	(314)	(0.2)%
Other Adjustments	(437)	(0.2)%	(237)	(0.1)%	(94)	—%
Effective Tax Rate	$61,112	26.8%	$58,617	28.4%	$62,618	31.1%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)State taxes in Florida made up the majority (greater than 50 percent) of the tax effect in this category.
(2)Represents the combined tax effect of foreign exchange adjustments, changes in uncertain tax positions, return-to-provision true-ups, and other individually insignificant permanent items within each jurisdiction.
(3)The Company is subject to the Global Intangible Low-Taxed Income ("GILTI") tax rules. For fiscal years 2026, 2025, and 2024 the Company utilized foreign tax credits to offset GILTI tax liability.
(4)The Company claims a deduction on income earned by the U.S. parent from intangible assets and services utilized in its foreign operations, resulting in a preferential U.S. effective tax rate of approximately 13.1% on qualifying income versus the 21.0% statutory rate.
(5)The Company recognizes credits against its U.S. federal income tax liability for taxes paid to foreign jurisdictions on income earned by its international operations.
(6)The Company records a valuation allowance as the foreign tax credits generated exceed the U.S. income tax liability.
For fiscal year 2026, the effective tax rate was 26.8%. The decrease in the effective rate versus the prior year was primarily attributable to favorable tax contingency adjustments and tax credits recognized.
Cash paid for income taxes (net of refunds) is shown below (in thousands):

	Years Ended August 31,
	2026	2025	2024
Federal	$2,629	$—	$—
State & local
Florida	1,425	1,350	766
Other	2	3	1
Foreign
Costa Rica	26,128	21,660	19,236
Colombia	22,613	13,299	11,483
Guatemala	11,597	9,163	8,454
Nicaragua	8,356	6,587	11,931
Honduras	7,882	5,989	4,860
El Salvador	7,589	7,327	9,924
Dominican Republic	6,607	7,286	9,034
Trinidad	4,749	4,395	7,722
Panama	4,666	4,818	6,264
Other Foreign Jurisdictions	1,622	1,836	965
Total income taxes paid (net of refunds) (1)	$105,865	$83,713	$90,640
(1)Cash paid for income taxes includes withholding taxes paid on intercompany transactions in foreign jurisdictions and in the United States.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant components of the Company’s deferred tax assets as of August 31, 2026 and 2025 are shown below (in thousands):

	August 31,
	2026	2025
Deferred tax assets:
Foreign tax credits	$68,164	$59,286
Accrued bonus	3,610	2,872
Deferred compensation	3,495	2,826
U.S. lease obligations	2,882	3,022
U.S. timing differences	8,464	7,302
Foreign net operating losses	6,211	4,693
Foreign timing differences:
Lease obligations	20,276	16,764
Accrued expenses and other timing differences	16,836	8,646
Depreciation and amortization	22,903	18,059
Deferred income	16,686	8,498
Gross deferred tax assets	169,527	131,968
U.S. deferred tax liabilities (depreciation and other timing differences)	(609)	(877)
U.S. deferred tax liabilities (lease right-of-use assets)	(2,693)	(2,561)
Foreign deferred tax liabilities netted against deferred tax assets	(13,535)	(6,629)
Foreign deferred tax liabilities (lease right-of-use assets)	(16,840)	(13,940)
U.S. valuation allowance	(70,515)	(61,478)
Foreign valuation allowance	(5,488)	(5,254)
Net deferred tax assets	$59,847	$41,229
For fiscal year 2026, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $47.0 million and $30.8 million as of August 31, 2026 and 2025, respectively.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended August 31,
	2026	2025	2024
Balance at beginning of fiscal year	$2,668	$4,294	$4,745
Gross increase - tax positions in prior period	—	—	11
Gross decrease - tax positions in prior period	(285)	(3)	—
Additions based on tax positions related to the current year	1,374	—	7
Expiration of the statute of limitations for the assessment of taxes	(2,464)	(1,623)	(469)
Balance at end of fiscal year	$1,293	$2,668	$4,294
As of August 31, 2026, the liability for income taxes associated with unrecognized tax benefits was $1.3 million and, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.
The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2026 and 2025, the Company had accrued an additional $1.7 million and $1.8 million, respectively, for the payment of interest and penalties related to the above-mentioned unrecognized tax benefits.
For the twelve-month periods ended August 31, 2026 and August 31, 2025, the Company recorded valuation allowances of $10.8 million and $7.0 million against our foreign tax credits, respectively. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.
The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions. Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
Minimum tax rules, applicable in some of the countries where the Company operates, require the Company to pay taxes based on a percentage of sales if the resulting tax were greater than the tax payable based on a percentage of income (Alternative Minimum Tax or "AMT"). This can result in AMT payments substantially in excess of taxes the Company would expect to pay based on taxable income. As the Company believes that, in one country where it operates, it should only be ultimately liable for an income-based tax, it has accumulated income tax receivables of $10.2 million and $10.5 million and deferred tax assets of $4.4 million and $3.9 million as of August 31, 2026 and August 31, 2025, respectively, in this country.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	2007, 2016* to 2018*, 2022*, 2023 to the present
California (U.S.) (state return)	2022 to the present
Florida (U.S.) (state return)	2013* to 2018*, 2023 to the present
Aruba	2021 to the present
Barbados	2019 to the present
Costa Rica	2011 to 2012, 2015 to 2016, 2019 to 2020, 2022 to the present
Colombia	2019 to the present
Dominican Republic	2011 to 2012, 2016, 2021 to the present
El Salvador	2019, 2022 to the present
Guatemala	2012 to 2013, 2019, 2021 to the present
Honduras	2021 to the present
Jamaica	2021 to the present
Mexico	2021 to the present
Nicaragua	2020 to the present
Panama	2023 to the present
Trinidad	2016, 2020 to the present
U.S. Virgin Islands	2001 to the present
Spain	2022 to the present
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
NOTE 11 – DEBT
Short-term borrowings consist of unsecured lines of credit and short-term overdraft borrowings. The following table summarizes the balances of total facilities, facilities used and facilities available (in thousands):

	Total Amount of Facilities	Facilities Used	Facilities Available	Weighted average interest rate
		Short-term Borrowings
August 31, 2026 - Committed	$75,000	$—	$75,000	—%
August 31, 2026 - Uncommitted	96,000	1,861	94,139	2.8%
August 31, 2026 - Total	$171,000	$1,861	$169,139	2.8%

August 31, 2025 - Committed	$75,000	$—	$75,000	—%
August 31, 2025 - Uncommitted	96,000	12,286	83,714	9.5%
August 31, 2025 - Total	$171,000	$12,286	$158,714	9.5%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of August 31, 2026 and August 31, 2025, the Company was in compliance with all covenants or amended covenants for each of its short-term facility agreements. These facilities generally expire annually or bi-annually and are normally renewed. One of these facilities is a committed credit agreement with one bank for $75.0 million. In exchange for the bank’s commitment to fund any drawdowns the Company requests, the Company pays an annual commitment fee of 0.25%, payable quarterly, on any unused portion of this facility. Additionally, the Company has uncommitted facilities in most of the countries where it operates, with drawdown requests subject to approval by the individual banks each time a drawdown is requested.
The following table provides the changes in long-term debt for the twelve months ended August 31, 2026:

(Amounts in thousands)	Current portion of long-term debt	Long-term debt (net of current portion)	Total
Balances as of August 31, 2024	$35,917	$94,443	$130,360	(1)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	19,311	51,119	70,430
Guatemala subsidiary	458	9,542	10,000
United States	—	12,500	12,500
Total proceeds from long-term debt received during the period	19,769	73,161	92,930
Repayments of long-term debt:	(23,303)	(14,069)	(37,372)
Reclassifications of long-term debt due in the next 12 months	6,076	(6,076)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	216	463	679
Balances as of August 31, 2025	38,675	147,922	186,597	(3)
Proceeds from long-term debt received during the period:
Trinidad subsidiary	6,347	14,490	20,837
Total proceeds from long-term debt received during the period	6,347	14,490	20,837
Repayments of long-term debt:	(6,249)	(33,749)	(39,998)
Reclassifications of long-term debt due in the next 12 months	25,817	(25,817)	—
Translation adjustments on foreign currency debt of subsidiaries whose functional currency is not the U.S. dollar(2)	1	108	109
Balances as of August 31, 2026	$64,591	$102,954	$167,545	(4)
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
(4)The carrying amount of non-cash assets assigned as collateral for these loans was $159.5 million. The carrying amount of cash assets assigned as collateral for these loans was $30.9 million.
In the third quarter of fiscal year 2026, the Company entered into the following financing transactions to provide our Trinidad subsidiary with additional U.S. dollar liquidity needed to meet its operational needs and help reduce the shortfall in U.S. dollar sourcing due to continued illiquid foreign exchange conditions in that market:
In May 2026, the Company obtained a three-year loan agreement and received proceeds of U.S. $15.0 million. The loan is repayable in Trinidad dollars and bears a fixed interest rate of 12.0%.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a summary of the third party long-term loans entered into by the Company:

	August 31, 2026	August 31, 2025
Loans entered into by the Company or its subsidiaries for which the Company or its subsidiary has entered into an interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$54,333	$56,355
Unhedged loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants(1)	113,212	130,242
Total long-term debt	167,545	186,597
Less: current portion	64,591	38,675
Long-term debt, net of current portion	$102,954	$147,922
(1)Refer to Part II. "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information about the composition of fixed-interest-rate and variable-interest-rate loans.
As of August 31, 2026 and August 31, 2025, the Company had approximately $63.3 million and $78.1 million, respectively, of long-term loans in several foreign subsidiaries which require these entities to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. The Company was in compliance with all covenants or amended covenants for both periods.
Annual maturities of long-term debt are as follows (in thousands):

Twelve Months Ended August 31,	Amount
2027	$64,591
2028	34,937
2029	23,263
2030	4,667
2031	3,072
Thereafter	37,015
Total	$167,545
NOTE 12 – LEASES
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either an operating or a finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. As of August 31, 2026, the Company has operating leases for its clubs, distribution centers, office space, and land. In addition, the Company has finance leases for certain land associated with club development projects. Operating leases, net of accumulated amortization, are included in operating lease right-of-use (“ROU”) assets, and current and non-current operating lease liabilities, while finance lease ROU assets and liabilities are included within other non-current assets and other current and long-term liabilities on the Company's consolidated balance sheets. Lease expense for operating leases is included in selling, general and administrative expense while lease expense for finance leases is included in selling, general and administrative expense and interest expense on the Company's consolidated statements of income. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheet.
During the twelve months ended August 31, 2026, the Company entered into finance leases for land to construct new clubs which resulted in the recognition of right-of-use assets and corresponding lease liabilities. As of August 31, 2026 the balances of our finance lease right-of-use assets and corresponding lease liabilities were approximately $21.7 million and $22.7 million, respectively. All of the lease liabilities are non-current liabilities because the payments over the next twelve months do not exceed the interest expense to be incurred over that time period.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option or if an economic penalty may be incurred if the option is not exercised. The initial lease terms of the Company’s operating and finance leases range from 2 to 41 years.
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
The following table is a summary of the Company’s components of total lease costs for fiscal year 2026 and 2025 (in thousands):

	Years Ended August 31,
	2026	2025
Operating lease cost	$18,872	$15,375
Short-term lease cost	345	374
Variable lease cost	7,112	6,200
Finance lease costs:
Amortization of right-of-use assets(1)	302	—
Interest on lease liabilities(2)	960	—
Sublease income	(104)	(111)
Total lease costs	$27,487	$21,838
(1)Amortization of right-of-use assets is included within Selling, general and administrative expenses on the consolidated statements of income.
(2)Interest on lease liabilities is included within Interest expense on the consolidated statements of income.
The weighted average remaining lease term and weighted average discount rate for operating leases as of August 31, 2026 and August 31, 2025 were as follows:

	Years Ended August 31,
	2026	2025
Weighted average remaining lease term in years	16.6	17.5
Weighted average discount rate percentage	7.4%	6.7%

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average remaining lease term and weighted average discount rate for finance leases as of August 31, 2026 and August 31, 2025 were as follows:

	Years Ended August 31,
	2026	2025
Weighted average remaining lease term in years	40	$—
Weighted average discount rate percentage	7.6%	—%
Supplemental cash flow information related to leases under which the Company is the lessee was as follows (amounts in thousands):

	Years Ended August 31,
	2026	2025
Operating cash flows paid for operating leases	$17,851	$14,834
Operating cash flows paid for finance leases(1)	$218	$—
(1)For the year ended August 31, 2026, the Company did not have any financing cash flows relating to paying down the finance lease liabilities because the payments on the finance lease liabilities did not exceed the interest expense incurred during the year.
The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Operating Leases	Finance Leases
2027	$17,765	$856
2028	16,175	1,373
2029	14,581	1,409
2030	14,717	1,446
2031	14,963	1,484
Thereafter	182,204	85,690
Total future lease payments	260,405	92,258
Less imputed interest	(113,738)	(69,560)
Total lease liabilities	$146,667	$22,698
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
Cash Flow Hedges
As of August 31, 2026, all of the Company’s interest rate swaps, cross-currency interest rate swaps, cross-currency swaps and a portion of the NDF derivative financial instruments were designated and qualified as cash flow hedges. The Company formally documents the hedging relationships for all derivative instruments that qualify for hedge accounting.
The amounts recorded in accumulated other comprehensive loss for qualifying NDF foreign-exchange contracts are reclassified into earnings in the same period that the hedged merchandise expenditures impact the consolidated statements of income.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the Company’s interest rate swaps, cross-currency interest rate swaps and cross-currency swap agreements for which the Company has recorded cash flow hedge accounting for the twelve months ended August 31, 2026:

Entity	Date Entered into	Derivative Financial Counter- party	Derivative Financial Instruments	Initial US$ Notional Amount	US$ Loan Held With	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Colombia subsidiary	25-Nov-24	Citigroup Global Markets Limited	Cross currency interest rate swap	$18,700,000	PriceSmart, Inc.	6.00%	10.91%	27th day of each November, February, May and August beginning on February 27, 2025	November 27, 2024 - November 27, 2027
Colombia subsidiary	15-Nov-24	Citigroup Global Markets Limited	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	7.61%	17th day of each February, May, August and November beginning on February 18, 2025	November 18, 2024 - November 17, 2026
Colombia subsidiary	19-Sep-24	Citigroup Global Markets Limited	Cross currency interest rate swap	$12,500,000	PriceSmart, Inc.	4.00%	9.15%	24th day of each September, December, March and June beginning on December 24, 2024	September 24, 2024 - September 24, 2029
Colombia subsidiary	30-Nov-23	Citigroup Global Markets Limited	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	5.00%	11.27%	30th day of each November, May, August and 28th day of each February (except in case of a leap year, 29th day of each February) beginning on February 29, 2024	November 30, 2023 - November 30, 2026
Colombia subsidiary	12-Apr-23	Citigroup Global Markets Limited	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	4.00%	11.40%	11th day of each July, October, January and April, beginning on July 11, 2023	April 12, 2023 - April 11, 2028
Colombia subsidiary	3-May-22	Citigroup Global Markets Limited	Cross currency interest rate swap	$10,000,000	PriceSmart, Inc.	3.00%	9.04%	3rd day of each May, August, November and February, beginning on August 3, 2022	May 3, 2022 - May 3, 2027
Jamaica subsidiary	31-Aug-26	Citibank, N.A. ("Citi")	Cross currency swap	$14,250,000	PSMT Trinidad/Tobago Limited	0.00%	5.27%	29th day of each October, January, April and July beginning on October 29, 2026	September 2, 2026 - April 27, 2029
SD Property Managers, LLC	16-Jun-25	Fifth Third Bank, National Association	Interest rate swap	$12,500,000	Fifth Third Bank, National Association	Variable rate 1-month SOFR	4.02%	1st day of each month beginning on July 1, 2025	June 16, 2025 - June 16, 2035
Panama subsidiary	11-Jul-24	Banco Davivienda (Panamá), S.A. successor to Bank of Nova Scotia ("Scotia Bank")	Interest rate swap	$16,500,000	Banco Davivienda (Panamá), S.A.	3-month SOFR with a 2.95% floor	4.43%	1st day of each March, June, September and December beginning June 3, 2024	February 29, 2024 - March 1, 2029
PriceSmart, Inc.	7-Nov-16	U.S. Bank, N.A. ("U.S. Bank") successor to Union Bank, N.A.	Interest rate swap	$35,700,000	U.S. Bank	Variable rate 3-month SOFR plus 1.7%	3.65%	1st day of each month beginning on April 1, 2017	March 1, 2017 - March 1, 2027

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the Company's non-deliverable forward foreign-exchange contracts for which the Company has recorded cash flow hedge accounting for the twelve months ended August 31, 2026:

Entity	Dates Entered into (Range)	Derivative Financial Counter-party	Notional Amount (USD)	Settlement Dates (Range)	Weighted Average Strike Rate
Colombia subsidiary	March 31, 2026 - June 24, 2026	Citibank Colombia S.A.	$20,000,000	September 1, 2026 - December 9, 2026	3,752 COP to USD
Colombia subsidiary	May 14, 2026 - August 27, 2026	DAVIbank S.A.	$28,000,000	October 28, 2026 - February 10, 2027	3,492 COP to USD
For the twelve-month periods ended August 31, 2026, 2025 and 2024, the Company included the gain or loss on the non-deliverable forward foreign-exchange contracts for which the Company has recorded cash flow hedge accounting in the same line item—Cost of goods sold - net merchandise sales—as the hedged merchandise expenditures as follows (in thousands):

Income Statement Classification	Net Loss Reclassified from OCI into Earnings
Cost of goods sold: Net merchandise sales for the year ended August 31, 2026	$1,027
Cost of goods sold: Net merchandise sales for the year ended August 31, 2025	$—
Cost of goods sold: Net merchandise sales for the year ended August 31, 2024	$—
In fiscal year 2026, the Company entered into non-deliverable forward foreign-exchange contracts to mitigate the foreign currency exchange rate risk associated with forecasted merchandise inventory expenditures within the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. These non-deliverable forward foreign-exchange contracts are designated and qualify as cash flow hedges under ASC 815. The amounts recorded in accumulated other comprehensive loss are reclassified into earnings in the same period that the hedged item impacts the consolidated statements of income.
For the twelve-month periods ended August 31, 2026, 2025 and 2024, the Company included the gain or loss on the interest rate swaps and cross-currency interest rate swap agreements in the same line item—interest expense—as the offsetting gain or loss on the related hedged debt instruments as follows (in thousands):

Income Statement Classification	Interest expense on borrowings (1)	Cost of swaps (2)	Total
Interest expense for the year ended August 31, 2026	$3,131	$5,110	$8,241
Interest expense for the year ended August 31, 2025	$3,473	$3,088	$6,561
Interest expense for the year ended August 31, 2024	$4,784	$2,354	$7,138
(1)This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2)This amount is representative of the interest expense recognized on the derivative instruments designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total notional balance of the Company’s interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of
	August 31, 2026	August 31, 2025
U.S. Bank	$26,244	$27,519
Fifth Third Bank, National Association	12,462	12,500
Citibank N.A	14,250	71,200
Citigroup Global Markets Limited	71,200	—
Banco Davivienda (Panamá), S.A. successor to Bank of Nova Scotia ("Scotia Bank")	15,590	16,337
Total	$139,746	$127,556
Derivatives listed in the table below were designated as cash flow hedging instruments. The table summarizes the effect of the fair value of interest rate swaps, cross-currency interest rate swaps, cross-currency swaps and non-deliverable forward foreign-exchange contracts that qualify for derivative hedge accounting and their associated tax effect on Accumulated Other Comprehensive Loss (in thousands):

Derivatives designated as cash flow hedging instruments	Balance Sheet Classification	August 31, 2026			August 31, 2025
		Fair Value	Net Tax Effect	Net OCI	Fair Value	Net Tax Effect	Net OCI
Cross-currency interest rate swaps	Other current liabilities	$(12,260)	$4,291	$(7,969)	$—	$—	$—
Cross-currency interest rate swaps	Other long-term liabilities	(9,463)	3,312	(6,151)	(5,381)	1,884	(3,497)
Cross-currency swaps	Other current liabilities	(113)	28	(85)	—	—	—
Cross-currency swaps	Other long-term liabilities	(425)	106	(319)	—	—	—
Interest rate swaps	Other current assets	307	(68)	239	—	—	—
Interest rate swaps	Other non-current assets	179	(40)	139	701	(157)	544
Interest rate swaps	Other current liabilities	(75)	21	(54)	—	—	—
Interest rate swaps	Other long-term liabilities	(32)	9	(23)	(815)	207	(608)
Non-deliverable forward foreign-exchange contracts	Other current assets	216	(76)	140	—	—	—
Non-deliverable forward foreign-exchange contracts	Other current liabilities	(4,943)	1,730	(3,213)	—	—	—
Net fair value of derivatives designated as hedging instruments		$(26,609)	$9,313	$(17,296)	$(5,495)	$1,934	$(3,561)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table summarizes the non-deliverable forward foreign exchange contracts that do not qualify for hedge accounting and are open as of August 31, 2026:

Financial Derivative (Counterparty)	Subsidiary	Dates Entered into (Range)	Derivative Financial Instrument	Total Notional Amounts (in thousands)		Settlement Dates (Range)
Citibank, N.A. ("Citi")	PriceSmart, Inc.	March 24, 2026	Forward foreign exchange contracts (Chilean pesos)	$27,615	(1)	September 10, 2026 - October 8, 2027
Citibank, N.A. ("Citi")	Colombia	April 16, 2026	Forward foreign exchange contracts (USD)	$4,000		September 24, 2026
Citigroup Global Markets Limited	Colombia	May 29, 2026 - August 26, 2026	Forward foreign exchange contracts (USD)	$9,000		October 16, 2026 - December 17, 2026
(1)The notional amount represents the U.S. dollar equivalent of 25.0 billion Chilean pesos at the contract inception date.
Forward derivative gains and losses on non-deliverable forward foreign-exchange contracts that do not qualify for hedge accounting are included in Other expense, net, in the consolidated statements of income in the period of change. The gains (losses) associated with these contracts for the twelve-month periods ended August 31, 2026, 2025 and 2024 are as follows:

Income Statement Classification	Net Gain (Loss)
Other expense: Net for the year ended August 31, 2026	$(3,875)
Other expense: Net for the year ended August 31, 2025	$(854)
Other expense: Net for the year ended August 31, 2024	$(1,397)
NOTE 14 – RELATED-PARTY TRANSACTIONS
Relationships with Edgar Zurcher: Mr. Zurcher, a director of the Company, is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company recorded approximately $619,000, $708,000, and $632,000 in rental income for this space during the fiscal years ended 2026, 2025 and 2024, respectively. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A. The Company paid approximately $1.9 million for products purchased from this entity for the fiscal year ended August 31, 2026, and $1.7 million for the fiscal years ended August 31, 2025 and August 31, 2024.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Relationships with Price Family Charitable Organizations: During the years ended August 31, 2026, 2025 and 2024, the Company sold approximately $336,000, $337,000 and $336,000, respectively, of supplies to Price Philanthropies Foundation. Additionally, effective January 1, 2026, the Company entered into a grant agreement with Price Philanthropies Foundation. The grant agreement has a term of one year, commencing January 1, 2026 and expiring December 31, 2026. Pursuant to the terms of the agreement, the Foundation awarded the Company $1,249,668, payable in four quarterly installments of $312,417 each during calendar year 2026, to provide operational support for the Company's Aprender y Crecer charitable program. The Company is required to use the grant proceeds solely for purposes consistent with the objectives set forth in the grant agreement. For the period from January 1, 2026 through August 31, 2026, the Company recognized grant income of $833,112. Robert Price, Executive Chairman of the Company's Board of Directors, is the Chairman of the Board and President of the Price Philanthropies Foundation. Sherry S. Bahrambeygui, a director of the Company, serves as a director of the Board of the Price Philanthropies Foundation. Jeffrey R. Fisher, a director of the Company, serves as the Chief Financial Officer and as a director of the Board of the Price Philanthropies Foundation. David Price, a director and the Chief Executive Officer of the Company in fiscal year 2026, serves as Vice President and Vice Chair of the Board of the Price Philanthropies Foundation.
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
Relationship with GolfPark Plaza, S.A.: GolfPark Plaza, S.A. is a real estate joint venture located in Panama, entered by the Company in 2008. On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with GolfPark Plaza, S.A. upon which the Company constructed its central offices in Panama. The lease term was for 15 years with three options to renew for five years each at the Company's discretion. On July 14, 2017, the Company entered into a lease agreement for approximately 2,992 square feet (278 square meters) of a building with GolfPark Plaza, S.A. for warehouse storage space. The agreement was renewed for an additional five years during fiscal year 2022. In the first quarter of fiscal year 2026, the Company dissolved its ownership in GolfPark Plaza, S.A. joint venture. The Company recognized rent expense of $140,000 in each of the fiscal years ended August 31, 2025 and August 31, 2024.
Relationship with La Jolla Aviation: Robert E. Price owns La Jolla Aviation, Inc., a company that PriceSmart employees use for travel. The Company incurred approximately $151,000, $210,000 and $400,000 in travel expenses for travel provided by La Jolla Aviation for the fiscal years ended August 31, 2026, 2025 and 2024, respectively. Jeffrey R. Fisher, a director of the Company, previously served as Secretary and Chief Financial Officer of La Jolla Aviation, including during fiscal year 2024. However, he does not currently hold any positions at La Jolla Aviation.
Relationship with Robert Price: On February 3, 2023, Robert E. Price, a Company founder and Chairman of the Board of Directors, became Interim Chief Executive Officer. Mr. Price elected not to receive compensation for his role as Interim Chief Executive Officer. Therefore, the financial statements do not include compensation charges for his services. We have estimated the fair value of these services, based on a number of factors, to be approximately $5.1 million on an annual basis. On August 31, 2025, Robert Price officially stepped down as Interim Chief Executive Officer and David Price became Chief Executive Officer of the Company as of September 1, 2025. For the year ended August 31, 2026, there were no related party transactions identified with Robert Price other than transactions described above with entities related to Mr. Price.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 15 – SEGMENTS
The Company and its subsidiaries currently are principally engaged in the international operation of membership shopping in 58 warehouse clubs located in 12 countries and one U.S. territory that are located in Central America, the Caribbean and Colombia. In addition, the Company operates distribution centers and corporate offices in the United States. The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues, operating costs and inter-company charges included in the United States segment are not allocated to the segments within this presentation, as it is impractical to do so, and they appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. From time to time, the Company revises the measurement of each segment's operating income and net income, including certain corporate overhead allocations, and other measures as determined by the information regularly reviewed by management. When the Company does so, the previous period amounts and balances are reclassified to conform to the current period's presentation.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize by segment certain revenues, significant expense categories, operating costs and balance sheet items regularly provided to the CODM, (in thousands):

	United States Operations	Central American Operations	Caribbean Operations (1)	Colombia Operations (2)	Reconciling Items (3)	Total
Year Ended August 31, 2026
Revenue from external customers	$4,616	$3,497,072	$1,540,980	$833,656	$—	$5,876,324
Intersegment revenues	2,195,267	32,972	9,355	9,996	(2,247,590)	—
Total revenues	2,199,883	3,530,044	1,550,335	843,652	(2,247,590)	5,876,324

Less (4):
Cost of goods sold	1,486	2,875,587	1,264,797	695,965	—	4,837,835
Intersegment cost of goods sold	2,100,031	32,201	9,202	9,795	(2,151,229)	—
Warehouse club and other operations	—	315,568	152,608	94,816	—	562,992
General and administrative (5)	209,273	2,993	1,240	974	—	214,480
Intersegment reimbursement of expenses	(93,243)	58,279	25,627	9,337	—	—
Operating income (loss)	(17,664)	245,416	96,861	32,765	(96,361)	261,017
Interest income from external sources	1,801	6,888	4,056	391	—	13,136
Interest income from intersegment sources	4,694	5,414	2	—	(10,110)	—
Interest expense from external sources	(1,744)	(3,577)	(5,724)	(5,722)	—	(16,767)
Interest expense from intersegment sources	(3,122)	(1,957)	(2,077)	(3,306)	10,462	—
Provision for income taxes	(24,114)	(29,632)	(5,259)	(2,107)	—	(61,112)
Other segment items (6)	(559)	(11,426)	(19,260)	1,557	—	(29,688)
Net income (loss)	$(40,708)	$211,126	$68,599	$23,578	$(96,009)	$166,586

Depreciation and amortization	(8,137)	(50,044)	(25,930)	(15,391)	—	(99,502)
Long-lived assets (other than deferred tax assets)	108,934	721,724	353,572	256,608	—	1,440,838
Goodwill	8,981	24,288	10,017	—	—	43,286
Total assets	268,594	1,321,892	631,026	381,415	—	2,602,927
Capital expenditures, net	15,056	97,377	88,410	15,866	—	216,709

Year Ended August 31, 2025
Revenue from external customers	$15,548	$3,192,159	$1,443,074	$619,313	$—	$5,270,094
Intersegment revenues	1,986,399	34,200	7,490	6,493	(2,034,582)	—
Total revenues	2,001,947	3,226,359	1,450,564	625,806	(2,034,582)	5,270,094

Less (4):
Cost of goods sold	14,364	2,632,429	1,187,006	521,923	—	4,355,722
Intersegment cost of goods sold	1,904,809	33,507	6,620	6,345	(1,951,281)	—
Warehouse club and other operations	—	286,736	143,332	68,341	—	498,409
General and administrative (5)	179,696	3,447	134	176	—	183,453
Intersegment reimbursement of expenses	(78,521)	53,652	24,436	433	—	—
Operating income (loss)	(18,401)	216,588	89,036	28,588	(83,301)	232,510
Interest income from external sources	1,557	6,262	2,100	220	—	10,139
Interest income from intersegment sources	5,656	6,955	398	—	(13,009)	—
Interest expense from external sources	(1,218)	(3,134)	(1,955)	(5,208)	—	(11,515)
Interest expense from intersegment sources	(4,688)	(2,865)	(2,095)	(3,358)	13,006	—
Provision for income taxes	(19,723)	(29,601)	(6,766)	(2,527)	—	(58,617)
Other segment items (6)	(1,870)	(5,936)	(15,364)	(1,460)	—	(24,630)
Net income (loss)	$(38,687)	$188,269	$65,354	$16,255	$(83,304)	$147,887

Depreciation, property and equipment	(7,751)	(45,111)	(22,527)	(12,772)	—	(88,161)
Long-lived assets (other than deferred tax assets)	90,663	659,756	262,543	197,268	—	1,210,230
Goodwill	8,981	24,254	10,003	—	—	43,238
Investment in unconsolidated affiliates	—	6,889	—	—	—	6,889
Total assets	300,177	1,147,392	534,654	286,934	—	2,269,157
Capital expenditures, net	27,477	78,241	39,488	8,925	—	154,131

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended August 31, 2024
Revenue from external customers	$39,438	$2,965,772	$1,352,030	$556,658	$—	$4,913,898
Intersegment revenues	1,759,335	31,101	5,641	4,815	(1,800,892)	—
Total revenues	1,798,773	2,996,873	1,357,671	561,473	(1,800,892)	4,913,898

Less (4):
Cost of goods sold	37,484	2,448,195	1,111,804	469,491	—	4,066,974
Intersegment cost of goods sold	1,685,054	30,385	5,676	4,719	(1,725,834)	—
Warehouse club and other operations	—	265,157	133,723	67,577	—	466,457
General and administrative (5)	156,260	2,323	821	119	—	159,523
Intersegment reimbursement of expenses	(102,331)	67,327	30,772	4,232	—	—
Operating income	22,306	183,486	74,875	15,335	(75,058)	220,944
Interest income from external sources	2,382	7,291	1,175	201	—	11,049
Interest income from intersegment sources	4,618	4,020	376	—	(9,014)	—
Interest expense from external sources	(1,118)	(2,843)	(2,719)	(6,279)	—	(12,959)
Interest expense from intersegment sources	(2,261)	(3,531)	(1,154)	(2,103)	9,049	—
Provision for income taxes	(20,961)	(31,761)	(8,880)	(1,016)	—	(62,618)
Other segment items (6)	153	(8,545)	(7,235)	(1,914)	—	(17,541)
Net income	$5,119	$148,117	$56,438	$4,224	$(75,023)	$138,875

Depreciation, property and equipment	(5,963)	(42,990)	(19,607)	(14,051)	—	(82,611)
Long-lived assets (other than deferred tax assets)	72,727	614,382	224,019	199,404	—	1,110,532
Goodwill	8,981	24,193	10,023	—	—	43,197
Investment in unconsolidated affiliates	—	6,882	—	—	—	6,882
Total assets	220,076	1,065,493	451,265	285,860	—	2,022,694
Capital expenditures, net	10,591	108,506	38,777	13,668	—	171,542
(1)Management considers its club in the U.S. Virgin Islands to be part of its Caribbean operations.
(2)Management considers operating activities related to its planned Chile expansion to be part of its Colombia operations.
(3)The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(4)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(5)General and administrative expenses include pre-opening expenses and loss on disposal of assets.
(6)Other segment items include other expense, net and income of unconsolidated affiliates.
NOTE 16 – SUBSEQUENT EVENTS
The Company has evaluated all events subsequent to the balance sheet date as of August 31, 2026 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.
In September 2026, the Company commenced a lease agreement for its first warehouse club in Chile in Comuna Las Condes, Santiago. Upon lease commencement, the Company recognized an operating lease right-of-use asset and a corresponding lease liability of approximately $13.7 million.

ADDITIONAL INFORMATION
Corporate Offices
9797 Aero Drive, Suite 100
San Diego, CA 92123
(858) 404-8800
Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT
Annual Meeting
Thursday, February 4, 2027
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